Form 10-Q
period 2018-09-30
Equitrans Midstream Corp
filed 2018-12-03
CIK 1747009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 001-38629

EQUITRANS MIDSTREAM CORPORATION
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	83-0516635
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

625 Liberty Avenue, Suite 2000, Pittsburgh, Pennsylvania	15222
(Address of principal executive offices)	(Zip code)

(724) 271-7200 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Emerging Growth Company ☐
Non-Accelerated Filer ☒	Smaller Reporting Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes  ☐  No  ☒

As of November 30, 2018, 254,269 shares of common stock (in thousands), no par value, of the registrant were outstanding.

EQUITRANS MIDSTREAM CORPORATION PREDECESSOR
Explanatory Note
Equitrans Midstream Corporation (Equitrans Midstream or the Company) was formed on May 11, 2018 as a wholly-owned subsidiary of EQT Corporation (EQT) (NYSE: EQT) to hold the assets, liabilities and results of operations of EQT's Midstream Business (defined herein). On February 21, 2018, EQT announced plans to separate its Midstream Business, which is composed of the separately-operated natural gas gathering, transmission and storage and water services of EQT (collectively, the Midstream Business), from its Upstream Business, which is composed of the natural gas, oil and natural gas liquids development, production and sales and commercial operations of EQT (collectively, the Upstream Business) (the Separation).
On November 12, 2018, the Separation was effected through a series of transactions that culminated in EQT's contribution of the Midstream Business to the Company and the distribution of 80.1% of the shares in Equitrans Midstream to existing EQT shareholders (the Distribution). EQT retained the remaining 19.9% of the shares in Equitrans Midstream (the Retained Interest).
These condensed combined consolidated financial statements and related notes include the assets, liabilities and results of operations of the Midstream Business and represent the predecessor for accounting purposes of Equitrans Midstream (the Predecessor) for each of the periods presented.

EQUITRANS MIDSTREAM CORPORATION PREDECESSOR

EQUITRANS MIDSTREAM CORPORATION PREDECESSOR
Glossary of Commonly Used Terms, Abbreviations and Measurements
Allowance for Funds Used During Construction (AFUDC) – carrying costs for the construction of certain long-lived regulated assets are capitalized and amortized over the related assets' estimated useful lives. The capitalized amount for construction of regulated assets includes interest cost and a designated cost of equity for financing the construction of these regulated assets.
British thermal unit – a measure of the amount of energy required to raise the temperature of one pound of water one-degree Fahrenheit.
EQGP – EQGP Holdings, LP (formerly known as EQT GP Holdings, LP) (NYSE: EQGP) and its subsidiaries.
EQM – EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP) (NYSE: EQM) and its subsidiaries.
gas – natural gas.
Preferred Interest – the preferred interest that EQM has in EQT Energy Supply, LLC (EES).
RMP – RM Partners LP (formerly known as Rice Midstream Partners LP) and its subsidiaries.
throughput – the volume of natural gas transported or passing through a pipeline, plant, terminal or other facility during a particular period.

Abbreviations	Measurements
ARO – asset retirement obligations	Btu = one British thermal unit
ASU – Accounting Standards Update	BBtu = billion British thermal units
FASB – Financial Accounting Standards Board	Bcf = billion cubic feet
FERC – Federal Energy Regulatory Commission	Dth = dekatherm or million British thermal units
GAAP – United States Generally Accepted Accounting Principles	Mcf = thousand cubic feet
IDRs – incentive distribution rights	MMBtu = million British thermal units
IPO – Initial Public Offering	MMcf = million cubic feet
IRS – Internal Revenue Service	MMgal = million gallons
SEC – Securities and Exchange Commission

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

EQUITRANS MIDSTREAM CORPORATION PREDECESSOR
 STATEMENTS OF CONDENSED COMBINED CONSOLIDATED OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Thousands)
Operating revenues (a)	$364,584	$206,293	$1,110,307	$603,180
Operating expenses:
Operating and maintenance (b)	48,092	19,589	118,534	54,721
Selling, general and administrative (b)	27,380	19,302	82,853	54,316
Transaction costs (b)	16,681	3,876	47,995	5,396
Depreciation	43,722	22,244	127,235	64,191
Amortization of intangible assets	10,387	—	31,160	—
Total operating expenses	146,262	65,011	407,777	178,624
Operating income	218,322	141,282	702,530	424,556
Equity income (c)	16,087	6,025	35,836	15,413
Other income	1,345	637	3,193	3,576
Net interest expense (d)	36,862	10,210	68,848	24,870
Income before income taxes	198,892	137,734	672,711	418,675
Income tax expense	12,926	22,283	43,394	68,357
Net income	185,966	115,451	629,317	350,318
Less: Net income attributable to noncontrolling interests	103,141	82,117	362,696	250,349
Net income attributable to Equitrans Midstream	$82,825	$33,334	$266,621	$99,969

(a)
Operating revenues included affiliate revenues from EQT of $276.9 million and $154.2 million for the three months ended September 30, 2018 and 2017, respectively, and $827.8 million and $445.8 million for the nine months ended September 30, 2018 and 2017, respectively. See Note 5.

(b)
Operating and maintenance expense included charges from EQT of $14.0 million and $10.7 million for the three months ended September 30, 2018 and 2017, respectively, and $38.4 million and $29.8 million for the nine months ended September 30, 2018 and 2017, respectively. Selling, general and administrative expense included charges from EQT of $26.2 million and $18.6 million for the three months ended September 30, 2018 and 2017, respectively, and $76.9 million and $52.0 million for the nine months ended September 30, 2018 and 2017, respectively. See Note 5. Transaction costs represent selling, general and administrative expenses related to the Rice Merger, the EQM-RMP Mergers, the Drop-Down Transaction (each defined in Note 1) and the Separation and included charges allocated to Equitrans Midstream from EQT of $11.0 million and $3.9 million for the three months ended September 30, 2018 and 2017, respectively, and $34.6 million and $5.4 million for the nine months ended September 30, 2018 and 2017, respectively. See Notes 1 and 5.

(c)	Represents equity income from Mountain Valley Pipeline, LLC (the MVP Joint Venture). See Note 6.

(d)
Net interest expense included interest income on the Preferred Interest of $1.6 million and $1.7 million for the three months ended September 30, 2018 and 2017, respectively, and $5.0 million and $5.1 million for the nine months ended September 30, 2018 and 2017, respectively.

The accompanying notes are an integral part of these condensed combined consolidated financial statements.

EQUITRANS MIDSTREAM CORPORATION PREDECESSOR
STATEMENTS OF CONDENSED COMBINED CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
	(Thousands)
Cash flows from operating activities:
Net income	$629,317	$350,318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	127,235	64,191
Amortization of intangible assets	31,160	—
Deferred income taxes	(164,333)	12,245
Equity income	(35,836)	(15,413)
AFUDC — equity	(3,585)	(4,128)
Non-cash long-term compensation expense	1,293	451
Changes in other assets and liabilities:
Accounts receivable	2,193	(1,106)
Accounts payable	27,623	1,848
Due to/from affiliates	63,798	68,484
Other assets and other liabilities	22,528	3,620
Net cash provided by operating activities	701,393	480,510
Cash flows from investing activities:
Capital expenditures	(624,359)	(224,591)
Capital contributions to the MVP Joint Venture	(446,049)	(103,448)
Principal payments received on the Preferred Interest	3,281	3,103
Net cash used in investing activities	(1,067,127)	(324,936)
Cash flows from financing activities:
Proceeds from credit facility borrowings	2,524,000	334,000
Payments on credit facility borrowings	(2,968,000)	(229,000)
Proceeds from the issuance of EQM's long-term debt	2,500,000	—
Net proceeds from (payments on) EQGP's Working Capital Facility loan	32	(55)
Net distributions to EQT	(1,138,412)	(846,535)
Distributions paid to noncontrolling interest unitholders	(279,539)	(172,498)
Acquisition of 25% of Strike Force Midstream LLC	(175,000)	—
Debt discount and debt issuance costs	(34,249)	(2,257)
Net cash provided by (used in) financing activities	428,832	(916,345)

Net change in cash and cash equivalents	63,098	(760,771)
Cash and cash equivalents at beginning of period	121,004	966,270
Cash and cash equivalents at end of period	$184,102	$205,499

Cash paid during the period for:
Interest, net of amount capitalized	$42,655	$31,093

Non-cash activity during the period for:
Settlement of transaction costs with EQT	$87,982	$—
Net settlement of current income taxes payable with EQT	$54,033	$115,819
The accompanying notes are an integral part of these condensed combined consolidated financial statements.

EQUITRANS MIDSTREAM CORPORATION PREDECESSOR
CONDENSED COMBINED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2018	December 31, 2017
	(Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$184,102	$121,004
Accounts receivable (net of allowance for doubtful accounts of $717 and $446 as of September 30, 2018 and December 31, 2017, respectively)	58,358	60,551
Accounts receivable — affiliate	167,481	158,720
Other current assets	10,318	14,565
Total current assets	420,259	354,840

Property, plant and equipment	6,138,895	5,516,527
Less: accumulated depreciation	(518,718)	(405,665)
Net property, plant and equipment	5,620,177	5,110,862

Investment in unconsolidated entity	1,300,430	460,546
Goodwill	1,384,872	1,384,872
Net intangible assets	586,500	617,660
Deferred income taxes	473,475	257,128
Other assets	157,071	142,888
Total assets	$9,942,784	$8,328,796

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$133,569	$105,364
Due to affiliate	293,636	363,058
Capital contribution payable to the MVP Joint Venture	463,733	105,734
Accrued interest	46,165	11,067
Accrued liabilities	21,149	20,995
Total current liabilities	958,252	606,218

Credit facility borrowings	22,000	466,000
EQM senior notes	3,455,296	987,352
Regulatory and other long-term liabilities	31,819	30,462
Total liabilities	4,467,367	2,090,032

Equity:
Parent net investment	258,200	1,143,769
Noncontrolling interests	5,217,217	5,094,995
Total equity	5,475,417	6,238,764
Total liabilities and equity	$9,942,784	$8,328,796
The accompanying notes are an integral part of these condensed combined consolidated financial statements.

EQUITRANS MIDSTREAM CORPORATION PREDECESSOR
STATEMENTS OF CONDENSED COMBINED CONSOLIDATED EQUITY
(Unaudited)

	Parent Net	Noncontrolling
	Investment	Interests	Total Equity
	(Thousands)
Balance at January 1, 2017	$(66,300)	$3,258,966	$3,192,666
Net income	99,969	250,349	350,318
Net distributions to EQT	(730,716)	—	(730,716)
Equity-based compensation plans	261	190	451
Distributions to noncontrolling interest unitholders ($2.675 and $0.578 per common unit for EQM and EQGP, respectively)	—	(172,498)	(172,498)
Balance at September 30, 2017	$(696,786)	$3,337,007	$2,640,221

Balance at January 1, 2018	$1,143,769	$5,094,995	$6,238,764
Net income	266,621	362,696	629,317
Net distributions to EQT	(996,397)	—	(996,397)
Equity-based compensation plans	340	953	1,293
Distributions to noncontrolling interest unitholders ($3.18, $0.808 and $0.5966 per common unit for EQM, EQGP and RMP, respectively)	—	(279,539)	(279,539)
Purchase of Strike Force Midstream LLC noncontrolling interests	1,818	(176,818)	(175,000)
Net changes in ownership of combined consolidated entities	(157,951)	214,930	56,979
Balance at September 30, 2018	$258,200	$5,217,217	$5,475,417
The accompanying notes are an integral part of these condensed combined consolidated financial statements.

EQUITRANS MIDSTREAM CORPORATION PREDECESSOR
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Financial Statements
Organization. Equitrans Midstream was formed on May 11, 2018 as a wholly-owned subsidiary of EQT to hold the assets, liabilities and results of operations of EQT's Midstream Business. On February 21, 2018, EQT announced the Separation. On November 12, 2018, the Separation was effected through the Distribution. See Note 12 for further discussion of the Separation and Distribution.
Post-Separation, the Company holds investments in the entities conducting the Midstream Business, including limited and general partner interests in EQGP, which owns limited and general partner interests and IDRs in EQM. EQGP is a subsidiary of Equitrans Gathering Holdings, LLC (formerly known as EQT Gathering Holdings, LLC) (Equitrans Gathering Holdings) that owns partnership interests in EQM. EQM owns, operates, acquires and develops midstream assets in the Appalachian Basin. EQM Midstream Services, LLC (formerly known as EQT Midstream Services, LLC) (the EQM General Partner) is a wholly-owned subsidiary of EQGP and is EQM's general partner. EQGP Services, LLC (formerly known as EQT GP Services, LLC) (the EQGP General Partner) is a wholly-owned subsidiary of Equitrans Gathering Holdings and is EQGP's general partner.
The Company's assets, liabilities and results of operations also include the legacy assets of Rice Midstream Holdings LLC (Rice Midstream Holdings). EQT obtained control of Rice Midstream Holdings on November 13, 2017 (the Rice Merger Date), when, pursuant to the agreement and plan of merger dated June 19, 2017 (as amended, the EQT-Rice Merger Agreement) by and among EQT, Rice Energy Inc. (Rice Energy) and a wholly-owned subsidiary of EQT (EQT Merger Sub), Rice Energy became a wholly-owned, indirect subsidiary of EQT, and EQT became the indirect parent of Rice Midstream Holdings (the Rice Merger). The operations of Rice Midstream Holdings were primarily conducted through RMP, Rice West Virginia Midstream LLC (now known as EQM West Virginia Midstream LLC) (EQM West Virginia), Rice Olympus Midstream LLC (now known as EQM Olympus Midstream LLC) (EQM Olympus) and Strike Force Midstream Holdings LLC (Strike Force Holdings). At the Rice Merger Date, Strike Force Holdings owned 75% of the outstanding limited liability company interests in Strike Force Midstream LLC (Strike Force Midstream), a Delaware limited liability company. Rice Midstream Holdings, through its wholly-owned, indirect subsidiary Rice Midstream GP Holdings LP (RMGP), owned Rice Midstream Management LLC (now known as EQM Midstream Management LLC), RMP's general partner (the RMP General Partner), as well as limited partner interests and all of the IDRs in RMP. Rice Midstream Holdings controlled the RMP General Partner and therefore consolidated the results of RMP. In 2018, EQM obtained control of the operating entities of Rice Midstream Holdings through the following transactions:

•
On April 25, 2018, EQM, RMP and certain of their affiliates entered into an agreement and plan of merger, pursuant to which EQM acquired RMP and the RMP General Partner (the EQM-RMP Mergers). The EQM-RMP Mergers closed on July 23, 2018.

•
On May 1, 2018, EQM acquired 25% of the outstanding limited liability company interests in Strike Force Midstream from Gulfport Midstream Holdings, LLC (Gulfport Midstream), an affiliate of Gulfport Energy Corporation, in exchange for a cash contribution of $175 million (the Gulfport Transaction).

•
On May 22, 2018, EQM, through its wholly-owned subsidiary EQM Gathering Holdings, LLC, a Delaware limited liability company (EQM Gathering), acquired all the outstanding limited liability company interests in each of EQM West Virginia, EQM Olympus and Strike Force Holdings (collectively the Drop-Down Entities), pursuant to the terms of a contribution and sale agreement dated as of April 25, 2018 by and among EQM, EQM Gathering, EQT and Rice Midstream Holdings, in exchange for an aggregate of 5,889,282 EQM common units and a cash consideration of $1.15 billion, plus working capital adjustments (the Drop-Down Transaction). As a result of the closing of the Drop-Down Transaction, effective May 1, 2018, the Drop-Down Entities and Strike Force Midstream are wholly-owned subsidiaries of EQM Gathering.

Basis of Presentation. These condensed combined consolidated financial statements (financial statements) and related notes include the assets, liabilities and results of operations of the Midstream Business and represent the Predecessor for accounting purposes of Equitrans Midstream for each of the periods presented. The Predecessor includes the Midstream Business and is composed of the interests in the following: (i) Equitrans Gathering Holdings, except for its interests in EQT's Upstream Business that were distributed to and retained by EQT prior to the Separation; combined with (ii) Rice Midstream Holdings as of and from the Rice Merger Date.

The EQGP General Partner is a wholly-owned subsidiary of Equitrans Gathering Holdings and controls EQGP through its general partner interest in EQGP; therefore, the financial statements of Equitrans Gathering Holdings consolidate EQGP. The EQM General Partner is a wholly-owned subsidiary of EQGP and controls EQM through its general partner interest in EQM; therefore, the financial statements of EQGP consolidate EQM.
References in these financial statements to Equitrans Midstream or the Company refer collectively to Equitrans Midstream Corporation and the Predecessor for all historical periods prior to the Separation.
These financial statements have been derived from EQT's consolidated financial statements and accounting records and reflect the historical results of operations, financial position and cash flows of the Company as if the Midstream Business had been combined for all periods presented. The financial statements include expense allocations for certain corporate functions historically performed by EQT, such as executive oversight, accounting, treasury, tax, legal, procurement, information technology and equity-based compensation. See Note 5. The Company believes the assumptions underlying these financial statements are reasonable; however, as organizational structure and strategic focus dictate expenses incurred, the financial statements may not include all expenses that would have been incurred had the Company existed as a standalone, publicly traded corporation. Similarly, the financial statements may not reflect the results of operations, financial position and cash flows had the Company existed as a standalone, publicly traded corporation.
These financial statements have been prepared in accordance with GAAP for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements include all adjustments (consisting of only normal, recurring adjustments, unless otherwise disclosed) necessary for a fair presentation of the financial position of the Company as of September 30, 2018 and December 31, 2017, the results of its operations for the three and nine months ended September 30, 2018 and 2017 and its cash flows and equity for the nine months ended September 30, 2018 and 2017. The condensed combined consolidated balance sheet at December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements.
Due to the seasonal nature of the Company's utility customer contracts, the interim statements for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
For further information, refer to the Company's annual combined consolidated financial statements and related notes for the year ended December 31, 2017 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Amendment No. 3 to the Equitrans Midstream Corporation Registration Statement on Form 10 dated October 24, 2018 and filed with the SEC on October 24, 2018 (as subsequently declared effective, the Registration Statement).
Recently Issued Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The standard requires entities to recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration the entity expects in exchange for those goods or services. The Company adopted this standard on January 1, 2018 using the modified retrospective method of adoption. Adoption of the standard did not require an adjustment to the opening balance of equity. The Company has implemented processes and controls to review new contracts for appropriate accounting treatment in the context of the standard and to generate disclosures required under the standard. For the disclosures required by the standard, see Note 2.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The standard primarily affects the accounting for equity investments, the accounting for financial liabilities measured under the fair value option and the presentation and disclosure of financial instruments and eliminates the cost method of accounting for equity investments. The Company adopted this standard in the first quarter of 2018 with no significant effect on its financial statements or related disclosures.
In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard requires entities to record assets and obligations for contracts currently recognized as operating leases. In July 2018, the FASB targeted improvements to ASU 2016-02 through its issuance of ASU No. 2018-11. This update provides entities with an optional transition method, which permits an entity to initially apply the standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has elected to use the optional transition method. The standard will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. The Company is using a lease accounting system to document its current population of contracts classified as leases, which will be updated as the Company's lease population changes. The Company continues to evaluate new business processes and related internal controls and is assessing and documenting the accounting effects related to the standard. Although the evaluation is ongoing, the Company expects that the adoption will affect its financial statements as the standard requires recognition of a right of use asset and corresponding lease liability on the balance sheets.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments. The standard amends guidance on reporting credit losses on assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, this standard eliminates the probable initial recognition threshold and, in its place, requires entities to recognize the current estimate of all expected credit losses. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables and any other financial assets not excluded from the scope of the standard that have the contractual right to receive cash. The standard will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. The Company is currently evaluating the effect this standard will have on its financial statements and related disclosures.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations: Clarifying the Definition of a Business. The standard provides guidance on evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or a business. The Company adopted the standard in the first quarter of 2018 with no significant effect on its financial statements or related disclosures.
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test of Goodwill Impairment. The standard simplifies the quantitative goodwill impairment test requirements by eliminating the requirement to calculate the implied fair value of goodwill. Instead, an entity would record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. The Company adopted this standard in the first quarter of 2018 with no significant effect on its financial statements or related disclosures.
In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation: Scope of Modification Accounting. The standard provides guidance on evaluating whether a change to the terms or conditions of an equity-based award require modification accounting. The Company adopted the standard in the first quarter of 2018 with no significant effect on its financial statements or related disclosures. The standard will be applied prospectively to awards modified on or after the adoption date.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement, Changes to the Disclosure Requirements for Fair Value Measurement, which makes a number of changes to the hierarchy associated with Level 1, 2 and 3 fair value measurements and the related disclosure requirements. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect this standard will have on its financial statements and related disclosures but does not expect the adoption of this standard to have a material effect on its financial statements and related disclosures.
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other: Internal-Use Software, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect this standard will have on its financial statements and related disclosures but does not expect the adoption of this standard to have a material effect on its financial statements and related disclosures.

Unaudited Pro Forma Information - Earnings Per Share
The following unaudited pro forma combined financial information presents the Company's basic earnings per share as though the Separation and Distribution had been completed at January 1, 2017. See Note 12 for discussion of the Separation and Distribution.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Thousands, except per share amounts)
Net income attributable to Equitrans Midstream	$82,825	$33,334	$266,621	$99,969
Pro forma shares of common stock of Equitrans Midstream	254,269	254,269	254,269	254,269
Pro forma basic earnings per share	$0.33	$0.13	$1.05	$0.39
Unaudited Pro Forma Information - Rice Merger
The following unaudited pro forma combined financial information presents the Company's results as though the Rice Merger had been completed at January 1, 2017. The pro forma combined financial information has been included for comparative purposes and is not necessarily indicative of the results that might have actually occurred had the Rice Merger taken place on January 1, 2017; furthermore, the financial information is not intended to be a projection of future results.

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
	(Thousands)
Pro forma operating revenues	$327,380	$918,162
Pro forma net income	$177,738	$479,665
Pro forma net income attributable to noncontrolling interests	$113,659	$331,185
Pro forma net income attributable to Equitrans Midstream	$64,079	$148,480

2.	Revenue from Contracts with Customers
As discussed in Note 1, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers, on January 1, 2018 using the modified retrospective method of adoption. The Company applied the standard to all open contracts as of the date of initial application. Adoption of the standard did not require an adjustment to the opening balance of equity and did not materially change the amount or timing of the Company's revenues.
For the three and nine months ended September 30, 2018 and 2017, all revenues recognized on the Company's statements of condensed combined consolidated operations are from contracts with customers. As of September 30, 2018 and December 31, 2017, all receivables recorded on the Company's condensed combined consolidated balance sheets represent performance obligations that have been satisfied and for which an unconditional right to consideration exists.
Gathering, Transmission and Storage Service Contracts. The Company provides gathering, transmission and storage services in two manners: firm service and interruptible service. Firm service contracts are typically long-term and include firm reservation fees, which are fixed, monthly charges for the guaranteed reservation of pipeline access or storage capacity. Volumetric-based fees can also be charged under firm contracts for each firm volume transported, gathered or stored as well as for volumes transported, gathered or stored in excess of the firm contracted volume. Interruptible service contracts include volumetric-based fees, which are charges for the volume of gas gathered, transported or stored and generally do not guarantee access to the pipeline or storage facility. These contracts can be short- or long-term. Firm and interruptible contracts are billed at the end of each calendar month, with payment typically due within 21 days.
Under a firm contract, the Company has a stand-ready obligation to provide the service over the life of the contract. The performance obligation for firm reservation fee revenue is satisfied over time as the pipeline capacity is made available to the customer. As such, the Company recognizes firm reservation fee revenue evenly over the contract period using a time-elapsed output method to measure progress. The performance obligation for volumetric-based fee revenue is generally satisfied upon the Company's monthly billing to the customer for volumes gathered, transported or stored during the month. The amount billed corresponds directly to the value of the Company's performance to date as the customer obtains value as each volume is gathered, transported or stored.
Certain of the Company's gas gathering agreements are structured with minimum volume commitments (MVC), which specify minimum quantities for which a customer will be charged regardless of quantities gathered under the contract. Revenue is recognized for MVC's when the performance obligation has been met, which is the earlier of when the gas is gathered or when it is remote that the producer will be able to meet its MVC.
Water Service Contracts. Water service revenues represent fees charged by the Company for the delivery of fresh water to a customer at a specified delivery point and for the collection and recycling or disposal of flowback and produced water. All of the Company's water service revenues are generated pursuant to variable price per volume contracts with customers. For fresh water service contracts, the only performance obligation in each contract is for the Company to provide water (usually a minimum daily volume of water) to the customer at a designated delivery point. For flowback and produced water, the performance obligation is collection and disposition of the water, which typically occur within the same day. Water service contracts are billed on a monthly basis, with payment typically due within 21 days.
Summary of Disaggregated Revenues. The tables below provide disaggregated revenue information by business segment.

	Three Months Ended September 30, 2018
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues	$112,598	$82,669	$—	$195,267
Volumetric-based fee revenues:
Usage fees under firm contracts (a)	8,661	5,331	—	13,992
Usage fees under interruptible contracts (b)	131,602	1,350	—	132,952
Total volumetric based fee revenues	140,263	6,681	—	146,944
Water service revenues	—	—	22,373	22,373
Total operating revenues	$252,861	$89,350	$22,373	$364,584

	Nine Months Ended September 30, 2018
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues	$334,233	$262,666	$—	$596,899
Volumetric-based fee revenues:
Usage fees under firm contracts (a)	30,725	13,981	—	44,706
Usage fees under interruptible contracts (b)	366,482	8,782	—	375,264
Total volumetric based fee revenues	397,207	22,763	—	419,970
Water service revenues	—	—	93,438	93,438
Total operating revenues	$731,440	$285,429	$93,438	$1,110,307

(a)	Includes fees on volumes gathered and transported in excess of firm contracted capacity as well as usage fees and fees on all volumes transported under firm contracts.

(b)	Includes volumes from contracts under which the Company has agreed to hold capacity available without charging a capacity reservation fee.

Summary of Remaining Performance Obligations. The following table summarizes the transaction price allocated to the Company's remaining performance obligations under all contracts with firm reservation fees and MVC's as of September 30, 2018.

	2018 (a)	2019	2020	2021	2022	Thereafter	Total
	(Thousands)
Gathering firm reservation fees	$113,018	$476,270	$552,197	$562,196	$562,196	$2,834,111	$5,099,988
Gathering revenues supported by MVC's	—	65,700	71,370	71,175	71,175	136,875	416,295
Transmission firm reservation fees	94,077	346,893	344,328	339,588	334,522	2,477,808	3,937,216
Total	$207,095	$888,863	$967,895	$972,959	$967,893	$5,448,794	$9,453,499

(a)	October 1 through December 31.
Based on total projected contractual revenues, including projected contractual revenues from additional pipeline capacity that will result from expansion projects that are not yet fully constructed, the Company's firm gathering contracts and firm transmission and storage contracts had weighted average remaining terms of approximately 8 and 15 years, respectively, as of December 31, 2017.

3.	Investments in Consolidated, Non-Wholly-Owned Entities
Investment in EQGP. On May 22, 2018, pursuant to an IDR purchase and sale agreement dated April 25, 2018, by and among EQT, RMGP and EQGP, EQGP acquired from RMGP all of the issued and outstanding IDRs in RMP in exchange for 36,293,766 EQGP common units (the IDR Transaction). As a result of the IDR Transaction, the Company's percentage ownership of the outstanding EQGP common units increased from 90.1% to 91.3%.
As of September 30, 2018, the Company owned 276,008,766 EQGP common units, representing a 91.3% limited partner interest, and the entire non-economic general partner interest in EQGP.
Investment in EQM. As described in Note 1, the Drop-Down Transaction was completed effective May 1, 2018. As part of the consideration for the Drop-Down Transaction, EQM issued 5,889,282 EQM common units to a wholly-owned subsidiary of the Company.
On July 23, 2018, in connection with the EQM-RMP Mergers discussed in Note 1, the 102,323,796 RMP common units issued and outstanding converted into 33,963,753 EQM common units based on the exchange rate of 0.3319, the 36,220 outstanding RMP phantom units fully vested and converted into 12,024 EQM common units, based on the exchange rate of 0.3319, less applicable tax withholding, and the issued and outstanding IDRs in RMP were canceled. Of the RMP common units issued and outstanding at the time of the EQM-RMP Mergers, the Company owned 28,757,246 RMP common units, which converted into 9,544,530 EQM common units.
As of September 30, 2018, EQGP owned 21,811,643 EQM common units, representing a 17.9% limited partner interest, 1,443,015 EQM general partner units, representing a 1.2% general partner interest, and all of the IDRs in EQM. In addition, as of September 30, 2018, the Company owned 15,433,812 EQM common units, representing a 12.7% limited partner interest in EQM.
During the nine months ended September 30, 2018, as a result of EQGP and EQM equity transactions, the Company recorded, in the aggregate, a $157.9 million reduction to parent net investment, an increase in noncontrolling interest in EQM of $214.9 million and a decrease in deferred tax liability of $57.0 million.
4.    Financial Information by Business Segment
The Company conducts its business through three business segments: Gathering, Transmission and Water. Gathering includes the Company's high-pressure gathering lines and FERC-regulated low-pressure gathering lines; Transmission includes the Company's FERC-regulated interstate pipeline and storage system; and Water consists of the Company's water pipelines, impoundment facilities, pumping stations, take point facilities and measurement facilities.
As discussed in Note 1, the financial statements include expense allocations for certain corporate functions historically performed by EQT. The financial statements may not include all expenses that would have been incurred had the Company existed as a standalone, publicly traded corporation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Thousands)
Revenues from external customers (including affiliates):
Gathering	$252,861	$116,522	$731,440	$330,996
Transmission	89,350	89,771	285,429	272,184
Water	22,373	—	93,438	—
Total operating revenues	$364,584	$206,293	$1,110,307	$603,180
Operating income (loss):
Gathering	$177,902	$85,932	$510,755	$243,061
Transmission	58,691	59,770	198,784	189,237
Water	(3,093)	—	35,627	—
Other (a)	(15,178)	(4,420)	(42,636)	(7,742)
Total operating income	$218,322	$141,282	$702,530	$424,556

Reconciliation of operating income to net income:
Equity income (b)	16,087	6,025	35,836	15,413
Other income	1,345	637	3,193	3,576
Net interest expense	36,862	10,210	68,848	24,870
Income tax expense	12,926	22,283	43,394	68,357
Net income	$185,966	$115,451	$629,317	$350,318

(a)	Other operating loss includes selling, general and administrative expense, transaction costs and depreciation that are not allocated to the business segments.

(b)	Equity income is included in the Transmission segment.

	September 30, 2018	December 31, 2017
	(Thousands)
Segment assets:
Gathering	$6,131,380	$5,656,094
Transmission (a)	2,833,519	1,947,566
Water	177,126	208,273
Total operating segments	9,142,025	7,811,933
Headquarters, including cash	800,759	516,863
Total assets	$9,942,784	$8,328,796

(a)	The equity investment in the MVP Joint Venture is included in the Transmission segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Thousands)
Depreciation:
Gathering	$25,359	$9,983	$72,309	$28,398
Transmission	12,357	12,261	37,228	35,793
Water	5,851	—	17,420	—
Other	155	—	278	—
Total	$43,722	$22,244	$127,235	$64,191
Expenditures for segment assets:
Gathering	$194,477	$48,182	$515,072	$150,728
Transmission	37,626	22,312	84,517	73,679
Water	7,981	—	17,358	—
Other	11,819	—	11,819	—
Total (a)	$251,903	$70,494	$628,766	$224,407

(a)
The Company accrues capital expenditures when the capital work has been completed but the associated bills have not been paid. Accrued capital expenditures are excluded from the statements of condensed combined consolidated cash flows until they are paid. Accrued capital expenditures were approximately $95.2 million and $90.7 million at September 30, 2018 and December 31, 2017, respectively. Accrued capital expenditures were approximately $26.5 million and $26.7 million at September 30, 2017 and December 31, 2016, respectively.

5.	Related Party Transactions
In the ordinary course of business, the Company, through EQGP and EQM, engages in transactions with EQT and its affiliates, including, but not limited to, gathering agreements, transportation service and precedent agreements, storage agreements and water service agreements.
As of September 30, 2018, EQGP and EQM each had an omnibus agreement with EQT. The EQGP omnibus agreement was entered into by EQGP, the EQGP General Partner and EQT. The EQM omnibus agreement was entered into by EQM, the EQM General Partner and EQT. Pursuant to the omnibus agreements, EQT performed centralized corporate general and administrative services for EQGP and EQM and provided a license for EQGP's and EQM's use of the name "EQT" and related marks in connection with their businesses. In exchange, EQGP and EQM reimbursed EQT for the expenses incurred by EQT in providing these services. EQM's omnibus agreement also provided for certain indemnification obligations between EQM and EQT. Pursuant to a secondment agreement, available employees of EQT and its affiliates could be seconded to EQM to provide operating and other services with respect to EQM's business under the direction, supervision and control of EQM. In exchange, EQM reimbursed EQT and its affiliates for the services provided by the seconded employees.
As of September 30, 2018, RMP had an omnibus agreement with EQT. The RMP omnibus agreement was entered into by EQT, EQT RE, LLC (EQT RE), RMP, EQM Midstream Management LLC and EQM Poseidon Midstream LLC (formerly known as Rice Poseidon Midstream LLC) and had terms similar to those of the EQM omnibus agreement, including the provision for certain indemnification obligations between RMP and EQT.
Reimbursements to EQT may not necessarily reflect the actual expenses that the Company would have incurred on a standalone basis. The Company is unable to estimate what those expenses would be on a standalone basis.
See Note 12 for discussion of the related party transaction activity that occurred subsequent to September 30, 2018.

6.	Investment in Unconsolidated Entity
As of September 30, 2018, the EQM is the operator of the Mountain Valley Pipeline (MVP) and owned a 45.5% interest in the MVP Joint Venture (the MVP Interest). The MVP Joint Venture is constructing the MVP, an estimated 300-mile natural gas interstate pipeline that spans from northern West Virginia to southern Virginia. The MVP Joint Venture is a variable interest entity because it has insufficient equity to finance its activities during the construction stage of the project. The Company, through EQM, is not the primary beneficiary of the MVP Joint Venture because the Company does not have the power to direct the activities that most significantly affect the MVP Joint Venture's economic performance. Certain business decisions require a greater than 66 2/3% ownership interest approval, and no one member owns more than a 66 2/3% interest.

The MVP Interest is an equity method investment for accounting purposes because EQM has the ability to exercise significant influence over the MVP Joint Venture's operating and financial policies. Accordingly, EQM records adjustments to the investment balance for contributions to or distributions from the MVP Joint Venture and for EQM's pro-rata share of MVP Joint Venture earnings.
In April 2018, the MVP Joint Venture announced the MVP Southgate project, a proposed 70-mile interstate pipeline that will extend from the MVP at Pittsylvania County, Virginia to new delivery points in Rockingham and Alamance Counties, North Carolina. As of September 30, 2018, EQM is the operator of the MVP Southgate pipeline and owned a 32.7% interest in the MVP Southgate project.
In September 2018, the MVP Joint Venture issued a capital call notice for the funding of the MVP to MVP Holdco, LLC (MVP Holdco), an indirect, wholly-owned subsidiary of EQM, for $456.0 million, of which $175.2 million and $199.7 million were paid in October 2018 and November 2018, respectively, and the remaining $81.1 million is expected to be paid in December 2018. The capital contribution payable and the corresponding increase to the investment balance are reflected on the condensed combined consolidated balance sheet as of September 30, 2018. In addition, in September 2018, the MVP Joint Venture issued a capital call notice for the funding of the MVP Southgate project to MVP Holdco for $7.7 million, all of which is expected to be paid in December 2018.
Equity income, which is primarily related to EQM's pro-rata share of the MVP Joint Venture's AFUDC, is reported in equity income in the Company's statements of condensed combined consolidated operations.
As of September 30, 2018, EQM had issued a $91 million performance guarantee in favor of the MVP Joint Venture. The guarantee provides performance assurances of MVP Holdco's obligations to fund its proportionate share of the MVP construction budget. As of September 30, 2018, the Company's maximum financial statement exposure related to the MVP Joint Venture was approximately $1,391 million, which consists of the investment in unconsolidated entity balance on the condensed combined consolidated balance sheet as of September 30, 2018 and amounts that could have become due under EQM's performance guarantee as of that date.
The following tables summarize the unaudited condensed financial statements of the MVP Joint Venture.
Condensed Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
	(Thousands)
Current assets	$1,260,789	$330,271
Noncurrent assets	2,330,467	747,728
Total assets	$3,591,256	$1,077,999

Current liabilities	$726,528	$65,811
Equity	2,864,728	1,012,188
Total liabilities and equity	$3,591,256	$1,077,999
Condensed Statements of Consolidated Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Thousands)
Net interest income	$11,958	$3,227	$25,873	$8,205
AFUDC — equity	23,417	10,055	52,906	25,710
Net income	$35,375	$13,282	$78,779	$33,915

7.	Debt
EQGP Working Capital Facility. As of September 30, 2018, EQGP had a working capital loan agreement with EQT (the Working Capital Facility), through which EQT agreed to make interest-bearing loans available in an aggregate principal amount not to exceed $50 million outstanding at any one time.

EQGP had approximately $0.2 million of borrowings outstanding under the Working Capital Facility as of September 30, 2018 and December 31, 2017, which were included in due to affiliates on the condensed combined consolidated balance sheets. During the nine months ended September 30, 2018 and 2017, the maximum outstanding borrowings were $0.2 million and $0.3 million, respectively, and the weighted average annual interest rates were 3.3% and 2.4%, respectively.
EQM Revolving Credit Facility. As of September 30, 2018, EQM had a $1 billion credit facility that was amended and restated in October 2018 to increase the borrowing capacity to $3 billion (the EQM Facility). The EQM Facility is available for general partnership purposes, including to purchase assets, and to fund working capital requirements and capital expenditures, pay distributions and repurchase units. The EQM Facility contains various provisions that, if violated, could result in termination of the credit facility, early payment of amounts outstanding or similar actions. Significant covenants require maintenance of a permitted leverage ratio and limit restricted payments and transactions with affiliates. Significant events of default include insolvency, nonpayment of scheduled principal or interest obligations, change of control and cross-default related to the acceleration or default of certain other financial obligations. Under the EQM Facility, EQM is required to maintain a consolidated leverage ratio of not more than 5.00 to 1.00 (or not more than 5.50 to 1.00 for certain measurement periods following the consummation of certain acquisitions).
As of September 30, 2018, EQM had $22 million of borrowings outstanding and $1 million of letters of credit outstanding under the EQM Facility. As of December 31, 2017, EQM had $180 million of borrowings outstanding and no letters of credit outstanding under the EQM Facility. During the three and nine months ended September 30, 2018, the maximum outstanding borrowings were $74 million and $420 million, respectively, the average daily balances were approximately $22 million and $147 million, respectively, and the weighted average annual interest rates were 3.7% and 3.2%, respectively. During the three and nine months ended September 30, 2017, the maximum outstanding borrowings for each period were $177 million, the average daily balances were approximately $95 million and $32 million, respectively, and the weighted average annual interest rates for each period were 2.7%.
EQM 364-Day Facility. As of September 30, 2018, EQM had a $500 million, 364-day, uncommitted revolving loan agreement with EQT. Interest accrued on outstanding borrowings at an interest rate equal to the rate then applicable to similar loans under the EQM Facility, less the sum of (i) the then applicable commitment fee under the EQM Facility and (ii) 10 basis points.
EQM had no borrowings outstanding under the 364-Day Facility as of September 30, 2018 and December 31, 2017. Under the 364-Day Facility, there were no borrowings outstanding at any time during the three and nine months ended September 30, 2018. During the three and nine months ended September 30, 2017, the maximum outstanding borrowings were $40 million and $100 million, respectively, the average daily balances were approximately $11 million and $30 million, respectively, and the weighted average annual interest rates were 2.4% and 2.2%, respectively.
EQM Term Loan Facility. On April 25, 2018, EQM entered into a $2.5 billion unsecured multi-draw 364-day term loan facility with a syndicate of lenders (the EQM Term Loan Facility). The EQM Term Loan Facility was used to fund the cash consideration for the Drop-Down Transaction, to repay borrowings under the EQM Facility and for other general partnership purposes. In connection with EQM's issuance of the EQM $2.5 Billion Senior Notes (defined below), on June 25, 2018, the outstanding balance under the EQM Term Loan Facility was repaid and the EQM Term Loan Facility agreement was terminated. As a result of the termination, EQM expensed $3 million of deferred issuance costs. Under the EQM Term Loan Facility, from April 25, 2018 through June 25, 2018, the maximum outstanding borrowing was $1,825 million, the average daily balance was approximately $1,231 million, and the weighted average annual interest rate was 3.3%.
EQM $2.5 Billion Senior Notes. During the second quarter of 2018, EQM issued 4.750% senior notes due July 15, 2023 in the aggregate principal amount of $1.1 billion, 5.500% senior notes due July 15, 2028 in the aggregate principal amount of $850 million and 6.500% senior notes due July 15, 2048 in the aggregate principal amount of $550 million (collectively, the EQM $2.5 Billion Senior Notes). EQM received net proceeds from the offering of $2,465.8 million, inclusive of a discount of $11.8 million and estimated debt issuance costs of $22.4 million. The net proceeds were used to repay the outstanding balances under the EQM Term Loan Facility and the RMP $850 Million Facility (defined below), and the remainder is expected to be used for general partnership purposes. The EQM $2.5 Billion Senior Notes were issued pursuant to new supplemental indentures to EQM's existing indenture dated August 1, 2014. The EQM $2.5 Billion Senior Notes contain covenants that limit EQM's ability to, among other things, incur certain liens securing indebtedness, engage in certain sale and leaseback transactions and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all of EQM's assets.

RMP $850 Million Facility. RM Operating LLC (formerly Rice Midstream OpCo LLC), a wholly-owned subsidiary of RMP, had an $850 million credit facility (the $850 Million Facility) that was terminated on July 23, 2018 in conjunction with the EQM-RMP Mergers. Prior to its termination, the $850 Million Facility was available for general partnership purposes, including to purchase assets, and to fund working capital requirements and capital expenditures, pay distributions and repurchase units. RM Operating LLC had $286 million of borrowings outstanding and $1 million of letters of credit outstanding under the $850 Million Facility as of December 31, 2017. Under the $850 Million Facility, for the period from July 1, 2018 through July 23, 2018, the maximum outstanding borrowing was $260 million, the average daily balance was approximately $249 million and the weighted average interest rate was 4.1%. For the period from January 1, 2018 through July 23, 2018, the maximum outstanding borrowing was $375 million, the average daily balance was approximately $300 million and the weighted average interest rate was 3.8%.
As of September 30, 2018, EQGP and EQM were in compliance with all debt provisions and covenants.
See Note 12 for discussion of the debt activity that occurred subsequent to September 30, 2018.

8.	Fair Value Measurements
Owing to their short maturity, the carrying values of cash and cash equivalents, accounts receivable, amounts due to/from affiliates and accounts payable are assumed to approximate fair value; as such, their fair values are Level 1 fair value measurements. Interest rates on credit facility borrowings are based on prevailing market rates, so the carrying values of the credit facility borrowings approximate fair value and the fair values are Level 1 fair value measurements. As EQM's senior notes are not actively traded, their fair values are estimated using an income approach model that applies a discount rate based on prevailing market rates for debt with similar remaining time-to-maturity and credit risk; as such, their fair values are Level 2 fair value measurements. As of September 30, 2018 and December 31, 2017, the estimated fair value of EQM's senior notes was approximately $3,532 million and $1,006 million, respectively, and the carrying value of EQM's senior notes was approximately $3,455 million and $987 million, respectively. The fair value of the Preferred Interest is estimated using an income approach model that applies a discount rate based on prevailing market rates and is a Level 3 fair value measurement. As of September 30, 2018 and December 31, 2017, the estimated fair value of the Preferred Interest was approximately $122 million and $133 million, respectively, and the carrying value of the Preferred Interest was approximately $116 million and $119 million, respectively.

9.	Cash Distributions
The following table summarizes cash distributions declared by the Boards of Directors of the EQGP General Partner and the EQM General Partner to their respective unitholders for the periods presented.

	EQGP Distribution	EQM Distribution
Quarter Ended	per Common Unit	per Common Unit
2017
March 31	$0.191	$0.89
June 30	0.21	0.935
September 30	0.228	0.98
December 31	0.244	1.025
2018
March 31	$0.258	$1.065
June 30	0.306	1.09
September 30 (a)	0.315	1.115

(a)
On October 23, 2018, the Boards of Directors of the EQGP General Partner and the EQM General Partner declared cash distributions to their respective unitholders for the third quarter of 2018. On November 23, 2018, EQGP paid this cash distribution to its unitholders of record at the close of business on November 2, 2018. On November 14, 2018, EQM paid this cash distribution to its unitholders of record at the close of business on November 2, 2018.

The RMP General Partner declared and paid a $0.3049 and $0.2917 cash distribution to RMP unitholders for the first quarter of 2018 and fourth quarter of 2017, respectively. As a result of the EQM-RMP Mergers, the RMP General Partner did not declare a cash distribution for the second or third quarters of 2018.

10.	Income Taxes
The effective tax rate was 6.5% for the three months ended September 30, 2018 compared to 16.2% for the three months ended September 30, 2017 and was 6.5% for the nine months ended September 30, 2018, compared to 16.3% for the nine months ended September 30, 2017. Excluding other items, the effective tax rates have been reduced because the Company does not record income tax expense on the portions of its income attributable to the noncontrolling limited partners of EQGP and EQM and, for the period prior to May 1, 2018, attributable to Gulfport Midstream's 25% interest in Strike Force Midstream.
On December 22, 2017, the U.S. Congress enacted the Tax Cuts and Jobs Act of 2017 (the Tax Reform Legislation), which made significant changes to U.S. federal income tax law, including lowering the federal corporate tax rate to 21% from 35% beginning January 1, 2018. The Company is still analyzing certain aspects of the Tax Reform Legislation and refining calculations, which could potentially affect the measurement of deferred tax balances or potentially give rise to new deferred tax amounts. The Company will refine its estimates to incorporate new or better information as it becomes available through management's evaluation of EQT's 2017 U.S. income tax returns in the fourth quarter of 2018.

11.	Consolidated Variable Interest Entities
EQGP and EQM are variable interest entities. Through the Company's ownership and control of the EQGP General Partner and control of the EQM General Partner, the Company has the power to direct the activities that most significantly affect EQGP's and EQM's economic performance, respectively.
Through its limited partner interests in EQGP and EQM and through EQGP's general partner interest, limited partner interest and IDRs in EQM, the Company has the right to receive benefits from, as well as the obligation to absorb the losses of, EQGP and EQM.
As the Company is the primary beneficiary of and has a controlling financial interest in EQGP and EQM, the Company consolidates EQGP, which consolidates EQM. For additional information, including discussion of the key risks associated with EQGP's and EQM's operations, see Note 14 to the Company's annual combined consolidated financial statements included in the Registration Statement. In addition, for discussion of related party transactions, see Note 5 to both these financial statements and the Company's annual combined consolidated financial statements included in the Registration Statement.
The following table presents assets and liabilities included in the Company's condensed combined consolidated balance sheets that were for the use or obligation of EQGP or EQM.

	September 30, 2018	December 31, 2017
	(Thousands)
ASSETS
Cash and cash equivalents	$6,062	$2,857
Accounts receivable	58,358	28,804
Accounts receivable — affiliate	167,481	103,304
Other current assets	9,394	12,877
Net property, plant and equipment	5,608,358	2,804,059
Investment in unconsolidated entity	1,300,430	460,546
Goodwill	1,384,872	—
Net intangible assets	586,500	—
Other assets	146,685	137,178
LIABILITIES
Accounts payable	$134,027	$47,042
Due to affiliate	44,285	33,206
Capital contribution payable to the MVP Joint Venture	463,733	105,734
Accrued interest	46,165	10,926
Accrued liabilities	16,401	16,871
Credit facility borrowings	22,000	180,000
EQM Senior notes	3,455,296	987,352
Regulatory and other long-term liabilities	31,010	20,273

The following table summarizes EQGP and EQM's statements of condensed combined consolidated operations and cash flows, inclusive of affiliate amounts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Thousands)
Operating revenues	$364,584	$206,293	$1,110,307	$603,180
Operating expenses	133,665	61,134	370,880	173,226
Other expenses	23,534	2,752	37,632	7,005
Net income	$207,385	$142,407	$701,795	$422,949

Net cash provided by operating activities	$422,938	$159,911	$863,009	$479,566
Net cash used in investing activities	$(575,624)	$(117,637)	$(2,252,293)	$(324,936)
Net cash (used in) provided by financing activities	$(536,246)	$(48,128)	$1,340,446	$(208,150)
12.     Subsequent Events
Separation and Distribution
On November 12, 2018, Equitrans Midstream, EQT and, for certain limited purposes, EQT Production Company entered into a separation and distribution agreement (the Separation and Distribution Agreement), pursuant to which, among other things, EQT effected the Separation, including the transfer of certain assets and liabilities to the Company, and to distribute 80.1% of the shares of outstanding common stock of Equitrans Midstream to EQT shareholders of record as of the close of business on November 1, 2018, the record date for the Distribution. The Distribution was effective at 11:59 p.m., Eastern Time, on November 12, 2018. As a result of the Distribution, Equitrans Midstream is now an independent public company and its common stock is listed under the ticker symbol ETRN on the New York Stock Exchange.
Following the Distribution, and based on the 254.6 million shares of outstanding common stock of EQT (EQT Common Stock) as of the record date for the Distribution, there were 254.3 million shares of common stock, no par value, of Equitrans Midstream (Equitrans Midstream Common Stock) outstanding, of which 50.6 million, or 19.9%, comprised the Retained Interest.
Transition Services Agreement
On November 12, 2018, in connection with the Separation and Distribution, Equitrans Midstream and EQT entered into a transition services agreement (the Transition Services Agreement). Pursuant to the Transition Services Agreement, each party agreed to provide certain services to the other on an interim, transitional basis, including services related to information technology and the administration of certain employee benefits as well as other administrative services. The Transition Services Agreement will terminate on the expiration of the term of the last service provided under it, which will generally be up to 12 months following the Distribution, subject to each party's right to terminate a service prior to the scheduled expiration date.
Tax Matters Agreement
On November 12, 2018, in connection with the Distribution, Equitrans Midstream and EQT entered into a Tax Matters Agreement that governs the parties' respective rights, responsibilities and obligations with respect to taxes (including taxes arising in the ordinary course of business and taxes, if any, incurred as a result of any failure of the Distribution and certain related transactions to qualify as generally tax-free for U.S. federal income tax purposes), tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and assistance and cooperation with respect to tax matters.
In addition, the Tax Matters Agreement imposes certain restrictions on the Company and its subsidiaries, including restrictions on share issuances, business combinations, sales of assets and similar transactions, that are designed to preserve the tax-free status of the Distribution and certain related transactions. Subject to certain exceptions described in the Tax Matters Agreement, the Tax Matters Agreement prohibits the Company and, where applicable, its subsidiaries, from the following:

•	merging with another entity;

•	liquidating or partially liquidating;

•
in a single transaction or series of transactions, selling or transferring: (i) all or substantially all of the assets that were transferred to the Company in certain pre-Distribution transactions or all or substantially all of the assets of EQM, EQGP or their respective subsidiaries; (ii) 50% or more of the Company's gross operating assets; or (iii) 30% or more of the Company's consolidated gross assets;

•	issuing any stock (other than stock as compensation or stock pursuant to a retirement plan);

•	redeeming or repurchasing any stock (except for open market repurchases of less than 20% of Equitrans Midstream Common Stock in the aggregate);

•	amending its certificate of incorporation to affect its shareholders' voting rights;

•
causing or permitting the issuance, redemption, reclassification or transfer of any equity interest of EQGP or EQM, directly or indirectly, or taking any other action that would cause the Company to hold less than a 35% interest, directly or indirectly through EQGP, in each of the profit, loss and capital in EQM (taking into account the IDRs in EQM held by EQGP);

•	ceasing to provide "active and substantial management functions" to EQGP and EQM; or

•	taking any other action that would or reasonably could be expected to jeopardize the intended tax treatment of the Distribution and related transactions.
The Tax Matters Agreement provides special rules that allocate tax liabilities in the event that the Distribution, together with certain related transactions, is not tax-free. In general, under the Tax Matters Agreement, each party is expected to be responsible for any taxes, whether imposed on the Company or EQT, that arise from (i) the failure of the Distribution, together with certain related transactions, to qualify for tax-free treatment, or (ii) if certain related transactions were to fail to qualify for their intended tax treatment, in each case, to the extent that the failure to qualify is attributable to actions, events or transactions relating to such party's respective stock, assets or business or a breach of the relevant representations or covenants made by that party in the Tax Matters Agreement.
Employee Matters Agreement
On November 12, 2018, in connection with the Separation and Distribution, Equitrans Midstream and EQT entered into an employee matters agreement (the Employee Matters Agreement). Pursuant to the Employee Matters Agreement, the Company and EQT allocated liabilities and responsibilities related to employment and compensation and benefits matters and generally agreed to the Company's assumption of liabilities associated with employees transferred from EQT to the Company in connection with the Separation and Distribution. The Company also agreed to establish certain retirement and welfare plans that mirrored similar plans in effect at EQT, and EQT and the Company agreed to the adjustment and replacement of equity compensation awards denominated in EQT Common Stock in part with awards respective to Equitrans Midstream Common Stock.
Rights Agreement
On November 13, 2018, the Board of Directors of Equitrans Midstream (the Board) declared a dividend of one preferred share purchase right (Right) for each outstanding share of Equitrans Midstream Common Stock and adopted a shareholder rights plan, as set forth in the rights agreement, dated as of November 13, 2018 (the Rights Agreement), by and between Equitrans Midstream and American Stock Transfer & Trust Company, LLC, as rights agent. The dividend was paid on November 23, 2018 to Equitrans Midstream shareholders of record as of the close of business on such date.
The Rights Agreement was adopted to assist the Board in managing the period immediately following the Separation and Distribution, by protecting against creeping accumulations or other share acquisition activity that the Board believes would not be in the best interest of shareholders. The Rights Agreement works by imposing a significant penalty upon any person or group that acquires 10% (or 15% in the case of a 13G Investor, as defined in the Rights Agreement, or 20% in the case of EQT and a single permitted transferee of the Retained Interest) or more of the outstanding shares of Equitrans Midstream Common Stock without the approval of the Board. The Rights Agreement should not interfere with any merger or other business combination approved by the Board. The Rights Agreement is short term and will expire on March 31, 2019, unless earlier redeemed by the Company.
Upon certain triggering events, each Right would entitle the holder to purchase from the Company one one-hundredth (subject to adjustment) of one share of Series A Junior Participating Preferred Stock, without par value (Preferred Stock), of the Company at an exercise price of $100 (the Exercise Price) per one one-hundredth of a share of Preferred Stock. The following are the potential consequences of a person or group becoming an Acquiring Person, as defined in the Rights Agreement:

•
Flip In. If a person or group becomes an Acquiring Person, all holders of Rights, except the Acquiring Person, may, for the Exercise Price, purchase shares of Equitrans Midstream Common Stock with a market value of $200, based on the market price of Equitrans Midstream Common Stock prior to such acquisition.

•
Exchange. After a person or group becomes an Acquiring Person, but before an Acquiring Person owns 50% or more of the outstanding shares of Equitrans Midstream Common Stock, the Board may extinguish the Rights by exchanging one share of Equitrans Midstream Common Stock, or an equivalent security, for each Right other than the Rights held by the Acquiring Person.

•
Flip Over. If the Company is later acquired in a merger or similar transaction after the date that the Rights become exercisable, all holders of Rights, except the Acquiring Person may, for the Exercise Price, purchase shares of the acquiring corporation with a market value of $200 based on the market price of the acquiring corporation's stock prior to such transaction.

Simplification Transactions
Unit Purchases. On November 29, 2018, the Company entered into multiple unit purchase agreements (the Unit Purchase Agreements) with funds managed by Neuberger Berman Investment Adviser LP; Goldman Sachs Asset Management, L.P.; Cushing Asset Management, LP; Kayne Anderson Capital Advisors, L.P.; and ZP Energy Fund, L.P. (collectively, the Selling Unitholders). Pursuant to the Unit Purchase Agreements the Company agreed to purchase an aggregate of 12,763,292 EQGP common units for a purchase price of $20.00 per EQGP common unit (the Purchase Price), or $255.3 million in the aggregate (such transactions, the Unit Purchases).
The Unit Purchases are expected to close at 9:00 a.m., Eastern Time, on December 31, 2018, unless the Company delivers written notice to a Selling Unitholder no later than one calendar day prior to December 31, 2018 that specifies a later date (the later date being no more than 30 days following December 31, 2018). Following the closing of all of the Unit Purchases, the Company will own 288,772,058 EQGP common units, representing approximately 95.5% ownership of the outstanding EQGP common units based on 302,470,474 EQGP common units outstanding on November 30, 2018.
Limited Call Right. Following the closing of a sufficient number of the Unit Purchases that would result in the Company and its affiliates owning more than 95% of the outstanding EQGP common units, the Company intends to purchase any and all remaining outstanding EQGP common units (other than the EQGP common units owned by the Company and its affiliates, including those acquired in the Unit Purchases) at a price per EQGP common unit not less than the Purchase Price pursuant to the exercise of the limited call right (the Limited Call Right) provided for in Section 15.1(a) of the Second Amended and Restated Agreement of Limited Partnership of EQGP, dated as of October 12, 2018. After giving effect to the exercise of the Limited Call Right, the Company and its affiliates will own all of the outstanding EQGP common units. If one or more closings of the Unit Purchases do not occur such that the Company and its affiliates do not own more than 95% of the outstanding EQGP common units, the Company may not be able to exercise the Limited Call Right. For purposes of calculating the number of EQGP common units owned by the Company and its affiliates, directors and officers of the Company and EQGP are deemed not to be "affiliates."
Debt Commitment Letter. On November 28, 2018, the Company entered into a commitment letter (the Debt Commitment Letter) with Goldman Sachs Bank USA, Guggenheim Securities, LLC and certain financing sources party thereto (collectively, the Commitment Parties), pursuant to which the Commitment Parties have committed to provide the Company with a senior secured term loan B facility of up to an aggregate principal amount of $650 million (the Term Facility). The Term Facility will be available to the Company to finance, among other things, the Unit Purchases, the exercise of the Limited Call Right and the payment of associated fees and expenses, subject to customary conditions contained in the Debt Commitment Letter, including, without limitation, (a) the execution and delivery of definitive documentation, (b) the substantially concurrent consummation of the Unit Purchases and (c) since November 12, 2018, there not occurring a material adverse effect on the business, operations or financial condition of the Company and its subsidiaries, taken as a whole.
Proposed IDR Transaction. On November 30, 2018, the Company made a proposal to the Board of Directors of the EQM General Partner, conditioned upon completion of the Limited Call Right such that EQGP is a wholly-owned subsidiary of the Company, pursuant to which to the Company would exchange the IDRs and general partner units in EQM that it holds, directly or indirectly, for (a) newly-issued EQM common units, representing limited partner interests in EQM, and newly-issued payment-in-kind units (EQM PIK Units), representing limited partner interests in EQM, and (b) a non-economic general partner interest in EQM (the Proposed IDR Transaction). The Proposed IDR Transaction would be accomplished by merging a subsidiary of EQM with and into EQGP, with EQGP surviving as a wholly-owned subsidiary of EQM. In the merger, (i) the Company's non-economic general partner interest in EQGP would be exchanged for the non-economic general partner interest in EQM, (ii) the Company's economic interests in EQGP would be exchanged for a combination of EQM common units and EQM PIK Units and (iii) the IDRs and economic general partner interest in EQM held by EQGP would be cancelled. The aggregate number of EQM common units and EQM PIK Units issued by EQM in the Proposed IDR Transaction would be 95 million.
The EQM PIK Units would be a new class of units identical to EQM common units in all respects except that distributions on the EQM PIK Units would be paid through the issuance of additional EQM PIK Units. The EQM PIK Units would automatically convert into newly-issued EQM common units on a one-for-one basis, subject to adjustments for any unit split or combination or other similar transaction, at a date to be determined. The Proposed IDR Transaction is subject to negotiation with the Board of Directors of the EQM General Partner or its conflicts committee and there can be no assurances that the Proposed IDR Transaction is completed on the terms set forth herein or at all.
Related Party Transactions
Termination of EQGP's, EQM's and RMP's Omnibus Agreements with EQT. On November 12, 2018, EQT terminated the EQGP, EQM and RMP omnibus agreements described in Note 5. Certain indemnification obligations of EQT and EQM remain in effect following the termination, and the Company is generally responsibility for the surviving obligations of EQT under the Separation and Distribution Agreement.
EQGP Omnibus Agreement with Equitrans Midstream. On November 13, 2018, in connection with the Separation and Distribution, Equitrans Midstream, EQGP, the EQGP General Partner and, for certain limited purposes, EQM entered into an omnibus agreement (the EQGP Omnibus Agreement). Pursuant to the EQGP Omnibus Agreement, EQM agrees to provide a license for the Company's and EQGP's use of the name "Equitrans" and related marks in connection with EQGP's business; the Company agrees to perform centralized corporate general and administrative services for EQGP; and EQGP agrees to reimburse the Company for the expenses incurred by the Company in providing these general and administrative services.
EQM Omnibus Agreement with Equitrans Midstream. On November 13, 2018, in connection with the Separation and Distribution, Equitrans Midstream, EQM and the EQM General Partner entered into an omnibus agreement (the EQM Omnibus Agreement). Pursuant to the EQM Omnibus Agreement, EQM agrees to provide a license for the Company's use of the name "Equitrans" and related marks in connection with the Company's business; the Company agrees to perform centralized corporate general and administrative service for EQM; and EQM agrees to reimburse the Company for the expenses incurred by the Company in providing these general and administrative services.
EQM Secondment Agreement with Equitrans Midstream. On November 13, 2018, in connection with the Separation and Distribution, Equitrans Midstream, EQM and the EQM General Partner entered into a secondment agreement (the EQM Secondment Agreement). Pursuant to the EQM Secondment Agreement, available employees of Equitrans Midstream could be seconded to EQM to operate EQM's assets in exchange for EQM's reimbursement to the Company and its affiliates for the services provided by the seconded employees.
Investment in Unconsolidated Entity
See Note 6 for discussion of the capital call notices issued by the MVP Joint Venture to MVP Holdco.
As of November 30, 2018, EQM is required to provide a $345 million performance guarantee in favor of the MVP Joint Venture. The guarantee provides performance assurances of MVP Holdco's obligations to fund its proportionate share of the MVP construction budget.
Debt
Amendment to the EQM Facility. On October 31, 2018, EQM amended and restated the EQM Facility to increase the borrowing capacity under the facility from $1 billion to $3 billion and extend the term to October 2023. The amended and restated facility is available for general partnership purposes, including to purchase assets, and to fund working capital requirements and capital expenditures, pay distributions and repurchase units. Subject to satisfaction of certain conditions, the amended and restated credit facility has an accordion feature that allows EQM to increase the available borrowings under the facility by up to an additional $750 million. The amended and restated credit facility has a sublimit of up to $250 million for same-day swing line advances and a sublimit of up to $400 million for letters of credit.
Equitrans Midstream Credit Facility. On October 31, 2018, Equitrans Midstream entered into a credit facility agreement that provides for $100 million in borrowing capacity and matures in October 2023 (the Equitrans Midstream Credit Facility). The Equitrans Midstream Credit Facility is available for general corporate purposes and to fund ongoing working capital requirements. Subject to satisfaction of certain conditions, the Equitrans Midstream Credit Facility has an accordion feature that allows the Company to increase the available borrowings under the facility by up to an additional $200 million. The Equitrans Midstream Credit Facility has a sublimit of up to $25 million for same-day swing line advances and a sublimit of up to $15 million for letters of credit.

Loans under the Equitrans Midstream Credit Facility are guaranteed by certain of the Company's subsidiaries (the Guarantors) that own limited partner interests in EQGP and EQM and are secured by a first priority security interest in the equity interests of the Guarantors owned by the Company and the limited partner interests of EQGP and EQM owned by the Guarantors.
The Equitrans Midstream Credit Facility contains various provisions that, if violated, could result in termination of the credit facility, early payment of amounts outstanding or similar actions. Significant covenants require maintenance of a permitted leverage ratio and limit restricted payments and transactions with affiliates. Significant events of default include insolvency, nonpayment of scheduled principal or interest obligations, change of control and cross-default related to the acceleration or default of certain other financial obligations. Under the Equitrans Midstream Credit Facility, the Company is required to maintain a consolidated leverage ratio of not more than 3.50 to 1.00, excluding the indebtedness of EQM and EQGP as Unrestricted Subsidiaries (as defined in the Equitrans Midstream Credit Facility agreement).
Termination of EQM 364-Day Facility. On November 12, 2018, EQT terminated the EQM 364-Day Facility.
Termination of EQGP Working Capital Facility with EQT. On November 12, 2018, EQGP repaid $3.2 million of borrowings outstanding under the Working Capital Facility and EQT terminated the Working Capital Facility.
EQGP Working Capital Facility with Equitrans Midstream. On November 13, 2018, Equitrans Midstream entered into a working capital loan agreement with EQGP (the EQGP Working Capital Facility), through which Equitrans Midstream agreed to make interest-bearing loans available in an aggregate principal amount not to exceed $20 million outstanding at any one time. The EQGP Working Capital Facility will mature on the earlier of October 31, 2023 or at least 90 days after the Company gives notice of termination.
Cash Distributions. See Note 9.

EQUITRANS MIDSTREAM CORPORATION PREDECESSOR
Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of financial condition and results of operations in conjunction with the consolidated financial statements, and the notes thereto, included elsewhere in this report.
CAUTIONARY STATEMENTS
The following discussion and analysis should be read in conjunction with Amendment No. 3 to the Equitrans Midstream Corporation Registration Statement on Form 10 dated October 24, 2018 and filed with the SEC on October 24, 2018 (as subsequently declared effective, the Registration Statement), including sections "Risk Factors," "Cautionary Statement Concerning Forward-Looking Statements," "Unaudited Pro Forma Condensed Combined Financial Statements," "Business," "Selected Historical Combined Consolidated Financial Data" and the Equitrans Midstream Predecessor audited annual combined consolidated financial statements for the period ended December 31, 2017 and the Equitrans Midstream Predecessor unaudited condensed combined consolidated financial statements for the period ended June 30, 2018.
Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as "anticipate," "estimate," "could," "would," "will," "may," "forecast," "approximate," "expect," "project," "intend," "plan," "believe" and other words of similar meaning in connection with any discussion of future operating or financial matters. Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the matters discussed in the section captioned "Outlook" in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the expectations of plans, strategies, objectives, and growth and anticipated financial and operational performance of Equitrans Midstream, EQGP and EQM and its subsidiaries, including guidance regarding EQM's gathering, transmission and storage and water revenue and volume growth; the weighted average contract life of gathering, transmission and storage contracts; infrastructure programs (including the timing, cost, capacity and sources of funding with respect to gathering, transmission and water expansion projects); the cost, capacity, timing of regulatory approvals and anticipated in-service date of the MVP and MVP Southgate projects; the ultimate terms, partners and structure of the MVP Joint Venture; expansion projects in EQM's operating areas and in areas that would provide access to new markets; asset acquisitions, including EQM's ability to complete asset acquisitions; the expected growth of production volumes in EQM's areas of production; the impact and outcome of pending and future litigation; the amount and timing of distributions, including expected increases; the structure and timing of any simplification of the midstream structure to address the IDRs, if pursued and implemented; the amounts and timing of EQM's projected capital contributions and operating and capital expenditures, including the amount of capital expenditures reimbursable by EQT or the Company; the impact of commodity prices on EQM's business; liquidity and financing requirements, including sources and availability; the effects of government regulation; and tax position. The forward-looking statements included in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Equitrans Midstream has based these forward-looking statements on management's current expectations and assumptions about future events. While Equitrans Midstream considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and are beyond Equitrans Midstream's control. The risks and uncertainties that may affect the operations, performance and results of Equitrans Midstream's, EQGP's and EQM's businesses and forward-looking statements include, but are not limited to, those set forth in the Registration Statement.
Any forward-looking statement speaks only as of the date on which such statement is made and Equitrans Midstream does not intend to correct or update any forward-looking statement, whether as a result of new information, future events or otherwise.
In reviewing any agreements incorporated by reference in or filed with this Quarterly Report on Form 10-Q, remember that such agreements are included to provide information regarding the terms of such agreements and are not intended to provide any other factual or disclosure information about Equitrans Midstream, EQGP or EQM. The agreements may contain representations and warranties by Equitrans Midstream, EQGP or EQM, which should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties to such agreements should those statements prove to be inaccurate. The representations and warranties were made only as of the date of the relevant agreement or such other date or dates as may be specified in such agreement and are subject to more recent developments. Accordingly, these representations and warranties alone may not describe the actual state of affairs of Equitrans Midstream or its affiliates as of the date they were made or at any other time.

Management believes the assumptions underlying these financial statements are reasonable; however, as organizational structure and strategic focus dictate expenses incurred, the financial statements may not include all expenses that would have been incurred had the Company existed as a standalone, publicly traded corporation. Similarly, the financial statements may not reflect the results of operations, financial position and cash flows had the Company existed as a standalone, publicly traded corporation.
EXECUTIVE OVERVIEW
Net income attributable to Equitrans Midstream was $82.8 million for the three months ended September 30, 2018 compared with $33.3 million for the three months ended September 30, 2017. The increase resulted primarily from higher gathering and water revenues and higher equity income, partly offset by higher operating expenses, net interest expense and net income attributable to noncontrolling interests.
Net income attributable to Equitrans Midstream was $266.6 million for the nine months ended September 30, 2018 compared with $100.0 million for the nine months ended September 30, 2017. The increase resulted primarily from higher gathering, water and transmission revenues and higher equity income, partly offset by higher operating expenses, net income attributable to noncontrolling interests and net interest expense.
The following table reconciles the differences between operating income attributable to EQM as reported in EQM's Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2018 and 2017 and operating income attributable to Equitrans Midstream for the same period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Thousands)
Operating income attributable to EQM	$233,500	$145,702	$745,166	$432,298
Less:
Selling, general and administrative	503	544	1,874	2,346
Transaction costs:
Rice Merger transaction costs	4,918	3,876	13,385	5,396
EQM-RMP Mergers, Drop-Down Transaction and Separation transaction costs	9,602	—	27,099	—
Total transaction costs	14,520	3,876	40,484	5,396
Depreciation	155	—	278	—
Operating income attributable to Equitrans Midstream	$218,322	$141,282	$702,530	$424,556
Selling, General and Administrative Expense. The Company and EQGP incur selling, general and administrative expenses separate from and in addition to similar costs incurred by EQM. These expenses included allocations from EQT for compensation, centralized general and administrative services and auditing, legal and regulatory fees.
Transaction Costs. Transaction costs represent selling, general and administrative expenses related to the Rice Merger, the EQM-RMP Mergers, the Drop-Down Transaction and the Separation and included charges allocated to Equitrans Midstream from EQT of $11.0 million and $3.9 million for the three months ended September 30, 2018 and 2017, respectively, and $34.6 million and $5.4 million for the nine months ended September 30, 2018 and 2017, respectively.
Business Segment Results
Operating segments are revenue-producing components of an enterprise for which separate financial information is produced internally and is subject to evaluation by the chief operating decision maker in deciding how to allocate resources. Other income, net interest expense and income tax expense are managed on a combined consolidated basis. The Company has presented each segment's operating income, equity income and various operational measures in the following sections. Management believes that the presentation of this information is useful to management and investors regarding the financial condition, results of operations and trends of its segments. The Company has reconciled each segment's operating income to the Company's condensed combined consolidated operating income and net income in Note 4 to the financial statements.

GATHERING RESULTS OF OPERATIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
FINANCIAL DATA	(Thousands, except per day amounts)
Firm reservation fee revenues	$112,598	$104,772	7.5	$334,233	$300,901	11.1
Volumetric based fee revenues:
Usage fees under firm contracts(a)	8,661	7,873	10.0	30,725	19,173	60.3
Usage fees under interruptible contracts(b)	131,602	3,877	3,294.4	366,482	10,922	3,255.4
Total volumetric based fee revenues	140,263	11,750	1,093.7	397,207	30,095	1,219.8
Total operating revenues	252,861	116,522	117.0	731,440	330,996	121.0
Operating expenses:
Operating and maintenance	18,850	10,104	86.6	54,551	30,737	77.5
Selling, general and administrative	20,363	10,503	93.9	62,665	28,800	117.6
Depreciation	25,359	9,983	154.0	72,309	28,398	154.6
Amortization of intangible assets	10,387	—	100.0	31,160	—	100.0
Total operating expenses	74,959	30,590	145.0	220,685	87,935	151.0
Operating income	$177,902	$85,932	107.0	$510,755	$243,061	110.1

OPERATIONAL DATA
Gathered volumes (BBtu per day)
Firm capacity reservation	2,114	1,838	15.0	2,029	1,783	13.8
Volumetric based services(c)	4,437	370	1,099.2	4,291	292	1,369.5
Total gathered volumes	6,551	2,208	196.7	6,320	2,075	204.6

Capital expenditures	$194,477	$48,182	303.6	$515,072	$150,728	241.7

(a)	Includes fees on volumes gathered in excess of firm contracted capacity.

(b)	Includes fees from contracts under which EQM has agreed to hold capacity available but for which it does not receive a capacity reservation fee.

(c)	Includes volumes gathered under interruptible contracts and volumes gathered in excess of firm contracted capacity.
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Gathering operating revenues increased by $136.3 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, driven primarily by revenue earned by RMP and the Drop-Down Entities, which came under common control of the Company on November 13, 2017, and by affiliate and third-party production development in the Marcellus and Utica Shales. Firm reservation fee revenues increased primarily as a result of increased affiliate contracted gathering capacity and higher rates on various affiliate wellhead expansion projects in the current period. Usage fees under firm contracts increased due to increased third-party volumes gathered in excess of firm contracted capacity. The increase in usage fees under interruptible contracts was driven primarily by revenue earned by RMP and the Drop-Down Entities of $69.7 million and $58.4 million, respectively.
Gathering operating expenses increased by $44.4 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, driven primarily by expenses incurred by RMP and the Drop-Down Entities of $17.9 million and $24.5 million, respectively. In addition, operating and maintenance expense increased due to higher repairs and maintenance expense consistent with the growth of the business. Selling, general and administrative expense increased due to transaction costs of $2.2 million. Depreciation expense increased as a result of additional assets placed in-service. Amortization of intangible assets relates to the Drop-Down Entities' customer contract intangible.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Gathering operating revenues increased by $400.4 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, driven primarily by revenue earned by RMP and the Drop-Down Entities, which came under common control of the Company on November 13, 2017, and by affiliate and third-party production development in the Marcellus and Utica Shales. Firm reservation fee revenues increased primarily as a result of increased affiliate and third-party contracted gathering capacity and higher rates on various affiliate wellhead expansion projects in the current period. Usage fees under firm contracts increased due to increased third-party and affiliate volumes gathered in excess of firm contracted capacity. The increase in usage fees under interruptible contracts was driven primarily by revenue earned by RMP and the Drop-Down Entities of $193.5 million and $161.9 million, respectively.
Gathering operating expenses increased by $132.8 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, driven primarily by operating expenses incurred by RMP and the Drop-Down Entities of $53.2 million and $72.8 million, respectively. In addition, operating and maintenance expense increased due to higher repairs and maintenance expense consistent with the growth of the business. Selling, general and administrative expense increased due to transaction costs of $7.5 million. Depreciation expense increased as a result of additional assets placed in-service, including those associated with the Range Resources header pipeline project and various wellhead gathering expansion projects. Amortization of intangible assets relates to the Drop-Down Entities' customer contract intangible.
TRANSMISSION RESULTS OF OPERATIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
FINANCIAL DATA	(Thousands, except per day amounts)
Firm reservation fee revenues	$82,669	$84,438	(2.1)	$262,666	$256,224	2.5
Volumetric based fee revenues:
Usage fees under firm contracts(a)	5,331	3,427	55.6	13,981	9,787	42.9
Usage fees under interruptible contracts	1,350	1,906	(29.2)	8,782	6,173	42.3
Total volumetric based fee revenues	6,681	5,333	25.3	22,763	15,960	42.6
Total operating revenues	89,350	89,771	(0.5)	285,429	272,184	4.9
Operating expenses:
Operating and maintenance	10,721	9,485	13.0	27,082	23,984	12.9
Selling, general and administrative	7,581	8,255	(8.2)	22,335	23,170	(3.6)
Depreciation	12,357	12,261	0.8	37,228	35,793	4.0
Total operating expenses	30,659	30,001	2.2	86,645	82,947	4.5
Operating income	$58,691	$59,770	(1.8)	$198,784	$189,237	5.0

Equity income	$16,087	$6,025	167.0	$35,836	$15,413	132.5

OPERATIONAL DATA
Transmission pipeline throughput (BBtu per day)
Firm capacity reservation	2,927	2,517	16.3	2,857	2,288	24.9
Volumetric based services(b)	104	21	395.2	62	22	181.8
Total transmission pipeline throughput	3,031	2,538	19.4	2,919	2,310	26.4

Average contracted firm transmission reservation commitments (BBtu per day)	3,658	3,474	5.3	3,801	3,519	8.0

Capital expenditures	$37,626	$22,312	68.6	$84,517	$73,679	14.7

(a)	Includes fees on volumes transported in excess of firm contracted capacity as well as usage fees and fees on all volumes transported under firm contracts.

(b)	Includes volumes transported under interruptible contracts and volumes transported in excess of firm contracted capacity.
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Transmission operating revenues decreased by $0.4 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Firm reservation fee revenues decreased as a result of a third quarter 2017 FERC-approved retroactive negotiated rate adjustment of $3.4 million for the period from October 1, 2016 through June 30, 2017, partly offset by increased affiliate firm capacity and higher contractual rates on existing contracts with third parties in the current period. Usage fees under firm contracts increased primarily due to higher affiliate and third-party volumes and increased commodity charges on higher firm contracted volumes. The decrease in usage fees under interruptible contracts primarily relates to lower parking revenue, which does not have associated pipeline throughput.
Transmission operating expenses increased by $0.7 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily as a result of higher operating and maintenance personnel costs, partly offset by lower selling, general and administrative expenses that resulted from lower allocations from EQT and professional fees.
Equity income increased $10.1 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 due to the increase in the MVP Joint Venture's AFUDC on the MVP.
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Transmission operating revenues increased by $13.2 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Firm reservation fee revenues increased due to higher contractual rates on existing contracts with third parties and affiliates in the current period and affiliates contracting for additional firm capacity. Usage fees under firm contracts increased primarily due to increased commodity charges. The increase in usage fees under interruptible contracts primarily relates to higher parking revenue, which does not have associated pipeline throughput.
Transmission operating expenses increased by $3.7 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 consistent with the growth of the business.
Equity income increased $20.4 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 due to the increase in the MVP Joint Venture's AFUDC on the MVP.
WATER RESULTS OF OPERATIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
FINANCIAL DATA	(Thousands)
Water service revenues	$22,373	$—	100.0	$93,438	$—	100.0

Operating expenses:
Operating and maintenance	18,521	—	100.0	36,901	—	100.0
Selling, general and administrative	1,094	—	100.0	3,490	—	100.0
Depreciation	5,851	—	100.0	17,420	—	100.0
Total operating expenses	25,466	—	100.0	57,811	—	100.0
Operating (loss) income	$(3,093)	$—	100.0	$35,627	$—	100.0

OPERATIONAL DATA
Water service volumes (MMgal)	449	—	100.0	1,740	—	100.0

Capital expenditures	$7,981	$—	100.0	$17,358	$—	100.0
Water provides fresh water for well completion operations in the Marcellus and Utica Shales and collects flowback and produced water for recycling or disposal. Substantially all of Water's services are provided to EQT's Upstream Business. Water offers its services on a volumetric basis, supported by an acreage dedication from EQT for certain drilling areas. The fee that Water charges per gallon of water is tiered and thus is lower on a per gallon basis once certain volumetric thresholds are met. During the three and nine months ended September 30, 2018, operating expenses were composed of the customary expenses for a water services business, including water procurement costs. The operating loss for the three months ended September 30, 2018 was due to timing of costs related to activities on drilling pads.
OTHER INCOME STATEMENT ITEMS
Net Interest Expense
Net interest expense increased by $26.7 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 due to interest expense of $33.7 million on the EQM $2.5 Billion Senior Notes, partly offset by increased capitalized interest, AFUDC – debt and interest income earned on cash on hand.
Net interest expense increased by $44.0 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 due to interest expense of $35.9 million on the EQM $2.5 Billion Senior Notes, increased borrowings under EQM's and RMP's credit facilities and recognition of the deferred issuance costs on the EQM Term Loan Facility, partly offset by increased capitalized interest, AFUDC – debt and interest income earned on cash on hand.
See Note 7 to the financial statements for discussion of the EQM Term Loan Facility termination and the EQM $2.5 Billion Senior Notes issuance. See "Investing Activities" and "EQM Capital Requirements" under "Capital Resources and Liquidity" for discussion of capital expenditures.
Income Taxes
The Company's operations have been included in EQT's consolidated income tax return for federal and state tax purposes for all periods presented. As a result, the financial statements include the income taxes incurred by the Company computed on a separate return basis. EQM and EQGP are limited partnerships for U.S. federal and state income tax purposes and are not subject to U.S. federal or state income taxes. In addition, as of September 30, 2018, Rice Midstream Holdings LLC was a multi-member LLC and was not subject to U.S. federal or state income taxes. Post-Distribution, the Company is a corporation for U.S. federal and state income tax purposes and will prepare its own income tax provision.
On December 22, 2017, the U.S. Congress enacted the Tax Reform Legislation, which made significant changes to U.S. federal income tax law, including lowering the federal corporate tax rate to 21% from 35% beginning January 1, 2018. The Tax Reform Legislation contains several other provisions, such as limiting the utilization of net operating losses generated after December 31, 2017 that are carried into future years to 80% of taxable income and limitations on the deductibility of interest expense, which are not expected to have a material effect on the Company’s results of operations. As of December 31, 2017, the Company has not completed its accounting for the effects of the Tax Reform Legislation but has recorded provisional amounts for the revaluing of net deferred tax assets as well as the state income tax effects related to the Tax Reform Legislation. The Company also considered whether existing deferred tax amounts will be recovered in future periods under this legislation. However, the Company is still analyzing certain aspects of the Tax Reform Legislation and refining calculations, which could potentially affect the measurement of deferred tax balances or potentially give rise to new deferred tax amounts. The Company will refine its estimates to incorporate new or better information as it becomes available through management's evaluation of EQT's 2017 U.S. income tax returns in the fourth quarter of 2018.
All of EQGP's and EQM's income is included in the Company’s pre-tax income; however, the Company does not record income tax expense on the portions of its income attributable to the noncontrolling limited partners of EQGP and EQM and, for the period prior to May 1, 2018, to Gulfport Midstream. This reduces the Company's effective tax rate in periods when the Company has consolidated pre-tax income. Also, given that Rice Midstream Holdings was a multi-member limited liability company as of September 30, 2018, the Company was not required to record income tax expense on Rice Midstream Holdings' income.
Noncontrolling Interests
The publicly-held limited partnership interests in EQGP and EQM and, for the period prior to May 1, 2018, the 25% ownership interest in Strike Force Midstream owned by Gulfport Midstream resulted in net income allocations to noncontrolling interests in the statements of condensed combined consolidated operations. Net income attributable to noncontrolling interests fluctuates based on the amount of net income earned by the entities with noncontrolling interests, the amount of net income allocated to IDRs and any changes in the noncontrolling ownership percentages.
Net income attributable to noncontrolling interests increased as a result of higher net income as well as additional noncontrolling interests outstanding due to EQM equity offerings.
See "Investing Activities" and "Capital Requirements" under "Capital Resources and Liquidity" for discussion of capital expenditures.

OUTLOOK
The Company's assets, located in southwestern Pennsylvania, northern West Virginia and southeastern Ohio, overlay core acreage in the prolific Marcellus and Utica basin. The location of the Company's assets allows it to access major demand markets. The Company is currently the third largest natural gas gatherer in the U.S., and its largest customer, EQT, is the number one natural gas producer in the U.S. Additionally, the Company maintains a stable cash flow profile, with over 50% of its revenue generated by firm reservation charges.
The Company's strategy is to leverage its existing and planned growth projects to achieve the scale and scope of a top-tier midstream company. To do this, the Company will first focus on building and completing its key gathering and transmission growth projects outlined below, many of which are backed by firm commitments. The Company expects to increase its percentage of firm reservation revenue to over 60% by the end of 2021, with the primary drivers of this growth described in detail below.
In addition to growth from firm projects, the Company expects growth from its water services business, volumetric gathering opportunities and interruptible transmission and storage services. The water service business is complementary to the gathering business, and the Company sees opportunity to expand the existing asset footprint and provide potential solutions for produced water handling. Additionally, the Company is focused on optimizing and integrating its Pennsylvania gathering systems. This will create additional system gathering capacity and provide high- and low-pressure gathering solutions for its customers. These growth efforts, coupled with disciplined capital spending and operating cost control, will help the Company achieve its strategic goals.
The Company expects that the following expansion projects will be the primary growth drivers:

•
Mountain Valley Pipeline. The MVP Joint Venture is a joint venture with affiliates of each of NextEra Energy, Inc., Consolidated Edison, Inc., AltaGas Ltd. and RGC Resources, Inc. EQM is the operator of the MVP and owned a 45.5% interest in the MVP Joint Venture as of September 30, 2018. The 42-inch diameter MVP has a targeted capacity of 2.0 Bcf per day and is estimated to span 300 miles extending from Transmission's existing transmission and storage system in Wetzel County, West Virginia to Pittsylvania County, Virginia, to provide access to the growing Southeast demand markets. As currently designed, the MVP is estimated to cost a total of approximately $4.6 billion, excluding AFUDC, with EQM funding approximately $2.2 billion through capital contributions made to the MVP Joint Venture, including approximately $65 million in excess of EQM's ownership interest. In 2018, EQM expects to provide capital contributions of $0.8 billion to $1.0 billion to the MVP Joint Venture. The MVP Joint Venture has secured a total of 2.0 Bcf per day of firm capacity commitments at 20-year terms and is currently in negotiation with additional shippers that have expressed interest in the MVP project. Although the current targeted capacity of the MVP is fully subscribed, additional shippers have expressed an interest in subscribing to the MVP if the MVP Joint Venture adds compression to the currently planned pipeline system, which would allow additional volumes to be transported without additional pipe in the ground, or extends the pipeline through projects such as the MVP Southgate project.

In October 2017, the FERC issued the Certificate of Public Convenience and Necessity for the project. In the first quarter of 2018, the MVP Joint Venture received limited notice to proceed with certain construction activities from the FERC and commenced construction. As discussed under "The regulatory approval process for the construction of new midstream assets is challenging, and recent decisions by regulatory and judicial authorities in pending proceedings could impact EQM's or the MVP Joint Venture's ability to obtain all approvals and authorizations necessary to complete certain projects on the projected time frame or at all or our ability to achieve the expected investment return on the project" under "Risk Factors – Risks Related to EQM's Business" included in the Registration Statement, there are several pending challenges to certain aspects of the MVP project that must be resolved before the MVP project can be completed. The MVP Joint Venture is working to respond to the court and agency decisions and restore all permits. The MVP is targeted to be placed in service during the fourth quarter of 2019, subject to litigation and regulatory-related delay as further discussed under "Risk Factors" in the Registration Statement.

•
Wellhead Gathering Expansion and Hammerhead Project. In 2018, the Company estimates capital expenditures of approximately $750 million on gathering expansion projects, primarily driven by wellhead and header projects in Pennsylvania, West Virginia and Ohio. These gathering projects include approximately $225 million on expansion of the legacy RMP gathering system, approximately $235 million on expansion of the legacy Drop-Down Entities gathering systems and approximately $150 million on commencing construction activities on the Hammerhead project. The Hammerhead project is a 1.2 Bcf per day gathering header pipeline connecting natural gas produced in Pennsylvania and West Virginia to the MVP, primarily for EQT, that is expected to cost a total of $555 million and be placed in service in the fourth quarter of 2019.

•
MVP Southgate Project. In April 2018, the MVP Joint Venture announced the MVP Southgate project, a proposed 70-mile interstate pipeline that will extend from the MVP at Pittsylvania County, Virginia to new delivery points in Rockingham and Alamance Counties, North Carolina. This MVP Southgate project is anchored by a firm capacity commitment from PSNC Energy. The preliminary project cost estimate is $350 million to $500 million, which is expected to be spent in 2019 and 2020. EQM has a 32.7% ownership interest in the project and will operate the pipeline. Subject to approval by the FERC, the MVP Southgate project has a targeted in-service date of the fourth quarter 2020.

•
Transmission Expansion. In 2018, the Company estimates capital expenditures of approximately $100 million for other transmission expansion projects, primarily attributable to the Equitrans, L.P. Expansion project. The Equitrans, L.P. Expansion project is designed to provide north-to-south capacity on the mainline Equitrans, L.P. system for deliveries to the MVP.

See further discussion of capital expenditure in "Capital Requirements."
Separation and Distribution. The Company expects to record approximately $65 million to $75 million in non-recurring costs associated with the Separation and Distribution. These costs are expected to be related primarily to third-party consulting, legal, contractor or other fees directly associated with the Separation process. Of the total amount, the Company expects to record approximately $35 million to $45 million in expenses and approximately $30 million in capital expenditures to relocate or augment corporate facilities and create new IT systems.
Simplification Plan. On November 30, 2018, the Company announced the Unit Purchases. The Unit Purchases are expected to close on or about December 31, 2018, after which the Company and its affiliates will own 95.5% of the outstanding EQGP common units.
Upon the closing of the Unit Purchases, the Company intends to purchase any and all remaining outstanding EQGP common units pursuant to the exercise of the Limited Call Right. If the Limited Call Right is exercised, the remaining holders of EQGP common units will receive at least the same cash price per unit that will be paid in the Unit Purchases. The Limited Call Right is expected to close in January 2019 and will be a taxable transaction for EQGP unitholders.
On November 30, 2018, the Company also announced the Proposed IDR Transaction, pursuant to which the Company would exchange the IDRs and general partner units in EQM that it holds, directly or indirectly, for (a) newly-issued EQM common units and newly-issued EQM PIK Units, both representing limited partner interests in EQM, and (b) a non-economic general partner interest in EQM. Distributions on the EQM PIK Units would be paid through the issuance of additional EQM PIK Units. The EQM PIK Units would automatically convert into newly-issued EQM common units on a one-for-one basis, subject to adjustments for any unit split or combination or other similar transaction, at a date to be determined. The Proposed IDR Transaction is subject to negotiation with the Board of Directors of the EQM General Partner or its conflicts committee. Assuming an agreement is reached, the Company expects that the Proposed IDR Transaction will close in the first quarter of 2019.
Upon completion of the Unit Purchases, exercise of the Limited Call Right and completion of the Proposed IDR Transaction, the Company will have accomplished a full simplification of EQGP and EQM, resulting in a projected 61% ownership of EQM. Additionally, EQM will be the only publicly traded partnership under Equitrans Midstream and is expected to benefit from the elimination of the IDR burden, as well as stronger coverage and balance sheet metrics.
See further discussion of the Company's simplification plan in Note 12.
CAPITAL RESOURCES AND LIQUIDITY
The Company's principal liquidity requirements are to finance its operations, fund capital expenditures, potential acquisitions and capital contributions to the MVP Joint Venture, pay cash dividends to its shareholders, pay cash distributions to the noncontrolling interests in EQGP and EQM and satisfy any indebtedness obligations. The Company's ability to meet these liquidity requirements will depend on its ability to generate cash in the future as well as its ability to raise capital in banking, capital and other markets. The Company's available sources of liquidity include cash generated from operations, borrowings under its credit facilities, cash on hand, debt offerings and issuances of additional equity interests, including shares of the Company or limited partner units of EQM or EQGP. Pursuant the Tax Matters Agreement, the Company is restricted from participating in certain corporate actions including issuing equity securities beyond certain thresholds as set forth in the Tax Matters Agreement. See also "We may determine to forgo or be required to forgo certain transactions in order to avoid the risk of incurring material tax-related liabilities or indemnification obligations under the tax matters agreement." under "Risk Factors – Risks Related to Investment in Us" included in the Registration Statement. EQM is not forecasting any public equity issuance for the foreseeable future.
Operating Activities
Net cash flows provided by operating activities were $701.4 million for the nine months ended September 30, 2018 compared to $480.5 million for the nine months ended September 30, 2017. The increase was driven primarily by higher operating income, for which contributing factors are discussed in "Executive Overview" and "Business Segment Results," partly offset by higher interest payments.
Investing Activities
Net cash flows used in investing activities were $1,067.1 million for the nine months ended September 30, 2018 compared to $324.9 million for the nine months ended September 30, 2017. The increase was attributable primarily to increased capital expenditures, as further described in "Capital Requirements," and increased capital contributions to the MVP Joint Venture consistent with the start of construction on the MVP.
Financing Activities
Net cash flows provided by financing activities were $428.8 million for the nine months ended September 30, 2018 compared to net cash flows used in financing activities of $916.3 million for the nine months ended September 30, 2017. For the nine months ended September 30, 2018, the primary source of financing cash flows was proceeds from the issuance of the EQM $2.5 Billion Senior Notes, while the primary uses of financing cash flows were net credit facility repayments, net distributions to EQT, distributions paid to noncontrolling interest unitholders and the Gulfport Transaction. For the nine months ended September 30, 2017 the primary uses of financing cash flows were net distributions to EQT and distributions paid to noncontrolling interest unitholders.
Capital Requirements
The gathering, transmission and storage and water services businesses are capital intensive, requiring significant investment to develop new facilities and to maintain and upgrade existing operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Thousands)
Expansion capital expenditures (a)	$226,078	$60,679	$587,783	$207,548
Maintenance capital expenditures	14,006	9,815	29,164	16,859
Other capital expenditures	11,819	—	11,819	—
Total capital expenditures (b)	$251,903	$70,494	$628,766	$224,407

(a)
Expansion capital expenditures do not include capital contributions made to the MVP Joint Venture of $263.2 million and $43.5 million for the three months ended September 30, 2018 and 2017, respectively, and $446.0 million and $103.4 million for the nine months ended September 30, 2018 and 2017, respectively.

(b)
The Company accrues capital expenditures when the capital work has been completed but the associated bills have not been paid. Accrued capital expenditures are excluded from the statements of condensed combined consolidated cash flows until they are paid. See Note 4.

Expansion capital expenditures are expenditures incurred for capital improvements that the Company expects will increase its operating income or operating capacity over the long term. Expansion capital expenditures increased by $165.4 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and $380.2 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily as a result of capital expenditures spent on assets owned by the Drop-Down Entities and RMP, spending on the Hammerhead project, the Equitrans, L.P. Expansion project and various wellhead gathering expansion projects, partly offset by decreased spending on the Range Resources header pipeline project. The final phase of the Range Resources header pipeline project was placed in service during the second quarter of 2017.
Maintenance capital expenditures are expenditures made to maintain, over the long term, EQM's operating capacity or operating income. Maintenance capital expenditures increased by $4.2 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and $12.3 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily as a result of higher assets in service and timing of ongoing maintenance projects.
In 2018, capital contributions to the MVP Joint Venture are expected to be $0.8 billion to $1.0 billion, expansion capital expenditures are expected to be approximately $875 million and maintenance capital expenditures are expected to be approximately $45 million, net of reimbursements. The Company's future capital investments may vary significantly from period to period based on the available investment opportunities and timing of the construction of the MVP. Maintenance capital expenditures are also expected to vary quarter to quarter. The Company expects to fund future capital expenditures primarily through cash on hand, cash generated from operations, borrowings under its credit facilities, debt offerings and issuances of additional equity interests. The Company does not forecast capital expenditures associated with potential projects that are not committed as of the filing of this Quarterly Report on Form 10-Q.
Credit Facility Borrowings
See Notes 7 and 12 to the financial statements for discussion of the Company's, EQGP's and EQM's credit facilities.
Security Ratings
The Company and EQGP are not currently rated by Moody's Investors Service (Moody's), Standard & Poor's Ratings Services (S&P) or Fitch Ratings (Fitch).
The table below sets forth the credit ratings for debt instruments of EQM at November 30, 2018.

Rating Service	Senior Notes	Outlook
Moody's	Ba1	Stable
S&P	BBB-	Stable
Fitch	BBB-	Stable
EQM's credit ratings are subject to revision or withdrawal at any time by the assigning rating organization and each rating should be evaluated independently of any other rating. EQM cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a credit rating agency if, in its judgment, circumstances so warrant. If any credit rating agency downgrades EQM's ratings, EQM's access to the capital markets may be limited, borrowing costs could increase, EQM may be required to provide additional credit assurances in support of commercial agreements such as joint venture agreements and construction contracts, the amount of which may be substantial, and the potential pool of investors and funding sources may decrease. In order to be considered investment grade, a company must be rated Baa3 or higher by Moody's, BBB- or higher by S&P, or BBB- or higher by Fitch. Anything below these ratings, including EQM's current credit rating of Ba1 by Moody's, is considered non-investment grade.
Distributions
See Note 9 to the financial statements for discussion of distributions.
Commitments and Contingencies
As of November 30, 2018, the Company and EQGP were not party to any legal proceedings.
In the ordinary course of business, various legal and regulatory claims and proceedings are pending or threatened against EQM. While the amounts claimed may be substantial, EQM is unable to predict with certainty the ultimate outcome of such claims and proceedings. EQM accrues legal and other direct costs related to loss contingencies when incurred. EQM establishes reserves whenever it believes it to be appropriate for pending matters and after consultation with counsel and considering available insurance. Furthermore, EQM believes that the ultimate outcome of any matter currently pending against EQM will not materially affect its business, financial condition, results of operations, liquidity or ability to make distributions to EQM's unitholders, including the Company and EQGP.
See also "The regulatory approval process for the construction of new midstream assets is challenging, and recent decisions by regulatory and judicial authorities in pending proceedings could impact EQM's or the MVP Joint Venture's ability to obtain all approvals and authorizations necessary to complete certain projects on the projected time frame or at all or our ability to achieve the expected investment return on the project" under "Risk Factors—Risks Related to EQM's Business" included in the Registration Statement for discussion of the litigation and regulatory proceedings related to the MVP project.

See Note 12 to the Company's annual combined consolidated financial statements included in the Registration Statement for further discussion of the Company's commitments and contingencies.
Off-Balance Sheet Arrangements
See Notes 6 and 12 to the financial statements for discussion of the MVP Joint Venture guarantee.
Critical Accounting Policies and Estimates
The Company's critical accounting policies are described in Note 1 to the Company's annual combined consolidated financial statements included in the Registration Statement and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Registration Statement. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in Note 1 to these financial statements. Preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures of contingent assets and liabilities. Management uses historical experience and all available information to make estimates and judgments. Management believes the estimates and judgments underlying these financial statements are reasonable, however, actual results could differ from estimated results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Changes in interest rates affect the amount of interest the Company earns on cash, cash equivalents and short-term investments and the interest rates the Company pays on borrowings under its credit facilities. EQM's senior notes are fixed rate and thus do not expose the Company to fluctuations in its results of operations or liquidity from changes in market interest rates. Changes in interest rates do affect the fair value of EQM's fixed rate debt. See Notes 9 and 1 to the Company's annual combined consolidated financial statements included in the Registration Statement for discussion of debt and fair value measurements, respectively. The Company may from time to time hedge the interest on portions of its borrowings under the credit facilities in order to manage risks associated with floating interest rates.
Credit Risk. The Company is exposed to credit risk which is the risk that it may incur a loss if a counterparty fails to perform under a contract. The Company manages its exposure to credit risk associated with customers through credit analysis, credit approval, credit limits and monitoring procedures. For certain transactions, the Company may request letters of credit, cash collateral, prepayments or guarantees as forms of credit support. Equitrans, L.P.'s FERC tariffs require tariff customers that do not meet specified credit standards to provide three months of credit support; however, the Company is exposed to credit risk beyond this three-month period when its tariffs do not require its customers to provide additional credit support. For some of the Company's more recent long-term contracts associated with system expansions, it has entered into negotiated credit agreements that provide for enhanced forms of credit support if certain credit standards are not met. The Company has historically experienced only minimal credit losses in connection with its receivables. Approximately 80% of revenues were from investment grade counterparties for the nine months ended September 30, 2018. The Company is exposed to the credit risk of EQT, its largest customer. In connection with EQM's IPO in 2012, EQT guaranteed all payment obligations, up to a maximum of $50 million, due and payable to Equitrans, L.P. by EQT Energy, LLC, one of Equitrans, L.P.'s largest customers and a wholly owned subsidiary of EQT. The EQT guaranty will terminate on November 30, 2023 unless terminated earlier by EQT upon 10 days' written notice. At September 30, 2018, EQT's public senior debt had an investment grade credit rating. See Note 11 to the Company's annual combined consolidated financial statements included in the Registration Statement for further discussion of the Company's exposure to credit risk.
Commodity Prices. The Company's business is dependent on the continued availability of natural gas production and reserves in its areas of operation. Low prices for natural gas, including those resulting from regional basis differentials, could adversely affect development of additional reserves and production that is accessible by the Company's pipeline and storage assets, or lower drilling activity, which would decrease demand for the Company's water services. Lower regional natural gas prices could cause producers to determine in the future that drilling activities in areas outside of the Company's current areas of operation are strategically more attractive to them. EQT, or third-party customers on the Company's systems, may reduce capital spending in the future based on commodity prices or other factors. Unless the Company is successful in attracting and retaining unaffiliated third-party customers, which accounted for 45% of transmission and storage revenues, 20% of gathering revenues and 7% of water service revenues for the nine months ended September 30, 2018, its ability to maintain or increase the capacity subscribed and volumes transported under service arrangements on its transmission and storage system, the volumes gathered on its gathering systems, or the volumes of water provided by its water service business will be dependent on receiving consistent or increasing commitments from EQT. While EQT has dedicated acreage to the Company and has entered into long-term firm transmission and gathering contracts on the Company's systems, EQT may determine in the future that drilling in the Company's areas of operations is not economical or that drilling in areas outside of the Company's current areas of operations is strategically more attractive to it. EQT is under no contractual obligation to continue to develop its acreage dedicated to the Company.
For the year ended December 31, 2017, approximately 84% of total revenues, and 60% of total revenues on a pro forma basis, were derived from firm reservation fees. As a result, the Company believes that short- and medium-term declines in volumes of gas produced, gathered, transported or stored on its systems will not have a significant effect on its results of operations, liquidity, financial position or ability to pay distributions because these firm reservation fees are paid regardless of volumes supplied to the system by customers. Longer term price declines could have an effect on customer creditworthiness and related ability to pay firm reservation fees under long-term contracts which could affect the Company's results of operations, liquidity or financial position. Additionally, long-term declines in gas production in the Company's areas of operations would limit the Company's growth potential.
Other Market Risks. The EQM Facility is underwritten by a syndicate of financial institutions, each of which is obligated to fund its pro-rata portion of any borrowings by EQM. No one lender of the financial institutions in the syndicate holds more than 10% of the facility. EQM's large syndicate group and relatively low percentage of participation by each lender is expected to limit EQM's exposure to disruption or consolidation in the banking industry.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer, an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), was conducted as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
Internal Control over Financial Reporting. The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules that generally require every company that files reports with the SEC to include in their annual reports a report of management on the company's internal control over financial reporting and the registered public accounting firm's attestation report. Based on transition period relief established by the SEC rules that are applicable to new public companies, the Company is not required to include a report of management on the Company's internal control over financial reporting or our registered public accounting firm's attestation report as part of an annual report until the filing of our Annual Report on Form 10-K for the year ending December 31, 2019. In its Annual Report on Form 10-K for the year ending December 31, 2019, management and the Company's independent registered public accounting firm will be required to provide an assessment as to the effectiveness of the Company's internal control over financial reporting.
Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION
Item 1. Legal Proceedings
The Company and EQGP are not currently parties to any legal proceedings; however, in the ordinary course of business, various legal and regulatory claims and proceedings are pending or threatened against EQM. While the amounts claimed may be substantial, EQM is unable to predict with certainty the ultimate outcome of such claims and proceedings. EQM accrues legal and other direct costs related to loss contingencies when incurred. EQM establishes reserves whenever it believes it to be appropriate for pending matters. Furthermore, after consultation with counsel and considering available insurance, EQM believes that the ultimate outcome of any matter currently pending against EQM will not materially affect its business, financial condition, results of operations, liquidity or ability to make distributions to EQM unitholders, including the Company and EQGP.
Environmental Proceedings
Allegheny Valley Connector, Cambria County, Pennsylvania. Between September 2015 and February 2016, EQM, as the operator of the Allegheny Valley Connector (AVC) facilities, which, at that time, were owned by EQT, received eight notices of violation (NOVs) from the Pennsylvania Department of Environmental Protection (PADEP). The NOVs alleged violations of the Pennsylvania Clean Streams Law in connection with inadvertent releases of sediment and bentonite to water that occurred while drilling for a pipeline replacement project in Cambria County, Pennsylvania. EQT and EQM immediately addressed the releases and fully cooperated with the PADEP. In October 2016, EQM acquired the AVC facilities from EQT, including any future obligations related to these releases. On November 1, 2018, EQM and the PADEP agreed to a Consent Order and Agreement that requires ongoing monitoring and payment of a civil penalty of $163,000.
MVP Matters
The MVP Joint Venture is currently defending certain agency actions and judicial challenges to the MVP mainline project that must be resolved before the project can be completed, including the following:

•
In February 2018, the Sierra Club filed a lawsuit in the Fourth Circuit Court of Appeals challenging the use of U.S. Army Corps of Engineers Nationwide Permit 12 in West Virginia for the MVP project. In May 2018, the Army Corps suspended its Nationwide Permit 12 verifications for four river crossings in West Virginia. Plaintiffs then sought a preliminary injunction staying the Army Corps' approval to proceed under Nationwide Permit 12 for all stream crossings in West Virginia, arguing that the project could not meet one of the express conditions of Nationwide Permit 12 in West Virginia limiting the duration of stream crossings. In June 2018, the Fourth Circuit granted the motion and stayed the Army Corps' verification that Nationwide Permit 12 could be used to authorize stream crossings in West Virginia. Accordingly, the MVP Joint Venture temporarily stopped construction of the portions of the MVP project affected by this ruling. The Army Corps reinstated its verifications for four of the West Virginia stream crossings in July 2018, and then moved for the Fourth Circuit to lift the stay. The court granted the Army Corps' motion, on August 28, 2018, and lifted its stay. Following the court's ruling, MVP resumed construction of the portions of the MVP affected by the stay. On October 2, 2018, the Fourth Circuit issued a preliminary order vacating the Army Corps’ Nationwide Permit 12 authorizations in West Virginia. On November 27, 2018, the court issued its final order. As a result of the order, MVP cannot perform construction activities in waters and wetlands along the 160-mile route that is covered by the Huntington District. In August, the West Virginia Department of Environmental Protection (WVDEP) initiated a regulatory process to revise West Virginia’s Clean Water Act Section 401 Certification of the Army Corps Nationwide Permit. Upon receipt of West Virginia’s final revised 401 Certification of the Nationwide Permit, MVP anticipates that the Corps will initiate its regulatory process to republish the Nationwide Permit for West Virginia that will incorporate West Virginia’s revised 401 Certification. MVP will reapply for the Nationwide Permit 12 verification. Allowing time to address the issues raised in the court's final order, MVP now expects to receive the revised Nationwide Permit within the first half of 2019. However, MVP cannot guarantee that the agencies will act in a timely manner or that the action will not be challenged.

•
In June 2018, following the Fourth Circuit's West Virginia decision, the Sierra Club filed a petition in the Fourth Circuit seeking review and a stay of the Army Corps' decision to grant authorization under Nationwide Permit 12 for stream crossings in Virginia. The court denied the Sierra Club's request for a stay on August 28, 2018. On October 5, 2018, the Army Corps’ Norfolk District suspended its authorizations under Nationwide Permit 12 for stream and waterbody crossings in Virginia pending the resolution of the Fourth Circuit matter discussed above regarding Nationwide Permit 12 authorizations in the Army Corps’ Huntington District.

•
On October 19, 2018, in response to the Nationwide Permit 12 verification suspensions in the Army Corps’ Huntington and Norfolk Districts discussed above, the Army Corps’ Pittsburgh District suspended its authorizations under Nationwide Permit 12 for stream and wetlands crossings in northern West Virginia.

•
In a different Fourth Circuit lawsuit filed in December 2017, the Sierra Club challenged a Bureau of Land Management (the BLM) decision to grant a right-of-way and a U.S. Forest Service (the USFS) decision to amend its management plan, both affecting the MVP's 3.6-mile segment in the Jefferson National Forest in Virginia. On July 27, 2018, the court vacated the BLM and USFS decisions, finding fault with USFS' analysis of erosion and sedimentation effects and BLM's analysis of the practicality of alternate routes. On August 3, 2018, citing the court's vacatur and remand, the FERC issued a stop work order for the entire pipeline pending the agency actions on remand. The FERC modified its stop on work order on August 29, 2018 to allow work to continue on all but approximately 25 miles of the project. The MVP Joint Venture has resumed construction of those portions of the pipeline.

•
On October 10, 2018, the Fourth Circuit granted MVP’s petition for rehearing clarifying that the July 27, 2018 order did not vacate the portion of the BLM’s Record of Decision authorizing a right-of-way and temporary use permit for MVP to cross the Weston and Gauley Bridge Turnpike Trail in Braxton County West Virginia. On October 15, 2018, MVP filed with the FERC a request to modify the August 3, 2018 stop work order to allow MVP to complete bore and install the pipeline under the Weston and Gauley Bridge Turnpike Trail. On October 24, 2018, the FERC granted the request and allowed construction to resume at this location.

•
Multiple parties have sought judicial review of the FERC's order issuing a certificate of convenience and necessity to the MVP Joint Venture and/or the exercise by the MVP Joint Venture of eminent domain authority. There are multiple consolidated petitions before the Court of Appeals for the District of Columbia Circuit seeking direct review of the FERC order under the Natural Gas Act. Those petitioners have requested a stay of the FERC's order pending the resolution of the petitions, which the FERC and the MVP Joint Venture have opposed. The Court of Appeals denied the request for a stay on August 30, 2018. Briefing on the merits of the petitions for review is scheduled to be completed by December 2018. Another group of parties filed a complaint in the U.S. District Court for the District of Columbia asserting that the FERC's order issuing certificates is unlawful on constitutional and other grounds. The district court plaintiffs seek declaratory relief as well as an injunction preventing the MVP Joint Venture from developing its project or exercising eminent domain authority. In December 2017 and January 2018, the FERC and the MVP Joint Venture, respectively, moved to dismiss the petitions for lack of jurisdiction. The court granted the motion and dismissed this complaint on September 28, 2018.

•
Several landowners have challenged the constitutionality of the eminent domain provisions of the Natural Gas Act. The U.S. District Court for the Western District of Virginia dismissed the challenge for lack of subject matter jurisdiction in January 2018. The Fourth Circuit affirmed this judgment on appeal in July 2018. In October 2018, the plaintiffs petitioned the U.S. Supreme Court for a writ of certiorari with respect to these jurisdictional rulings. The Court has not yet issued a determination on that petition.

•
Several landowners have filed challenges in various U.S. District Courts to the condemnation proceedings by which the MVP Joint Venture obtained access to their property. In each case, the district court found that the MVP Joint Venture was entitled to immediate possession of the easements, and the landowners appealed to the Fourth Circuit. The Fourth Circuit has consolidated these cases and held oral argument in September 2018. The court has not yet issued a decision. If one or more of these challenges is successful, it could prevent the MVP Joint Venture from constructing all or a portion of the pipeline or require the MVP Joint Venture to seek an alternate route for the pipeline or a portion thereof, which could require additional regulatory proceedings before the FERC and other interested federal and state agencies, the outcome of which we cannot predict. A successful challenge could also increase the cost of obtaining necessary rights of way to construct and operate the pipeline.

•
In November 2017, subsequent to Fayette County, West Virginia's denial of the MVP Joint Venture's rezoning request to permit construction of a compressor station, the MVP Joint Venture brought suit in the U.S. District Court for the Southern District of West Virginia seeking a judgment declaring that the County's denial was preempted by federal law and a permanent injunction preventing the county from enforcing the zoning constraint with respect to the MVP project. The MVP Joint Venture filed a motion for summary judgment in February 2018. The court granted MVP's motion for summary judgment and dismissed the complaint on August 29, 2018. The court entered a judgment in favor of the MVP Joint Venture on November 8, 2018.

•
In August 2017, the Greenbrier River Watershed Association appealed the MVP project's Natural Stream Preservation Act Permit obtained from the West Virginia Environmental Quality Board (the WVEQB) for the Greenbrier River crossing. Petitioners alleged that the issuance of the permit failed to comply with West Virginia's Water Quality

Standards for turbidity and sedimentation. WVEQB dismissed the appeal in June 2018. In July 2018, the Greenbrier River Watershed Association appealed the decision to the Circuit Court of Summers County, asking the court to remand the permit with instructions to impose state-designated construction windows and pre- and post-construction monitoring requirements as well as a reversal of the WVEQB's decision that the permit was lawful. On September 18, 2018, the Circuit Court granted a stay. A hearing on the merits was held on October 23, 2018. The court has not yet issued a decision. In the event of an adverse decision, the MVP Joint Venture would appeal or work with the West Virginia Department of Environmental Protection to resolve the issues identified by the court.

Item 1A. Risk Factors
The Company incorporates by reference the risk factors discussed under "Risk Factors" included in the Registration Statement. There have been no material changes in these risk factors.

Item 6. Exhibits

Exhibit No.	Document Description	Method of Filing
2.1
Separation and Distribution Agreement, dated as of November 12, 2018, by and among EQT Corporation, Equitrans Midstream Corporation and, solely for certain limited purposes therein, EQT Production Company.
Incorporated herein by reference to Exhibit 2.1 to Equitrans Midstream Corporation’s Form 8-K (#001-38629) filed on November 13, 2018.
2.2	Transition Services Agreement, dated as of November 12, 2018, by and between EQT Corporation and Equitrans Midstream Corporation.	Incorporated herein by reference to Exhibit 2.2 to Equitrans Midstream Corporation’s Form 8-K (#001-38629) filed on November 13, 2018.
2.3	Tax Matters Agreement, dated as of November 12, 2018, by and between EQT Corporation and Equitrans Midstream Corporation.	Incorporated herein by reference to Exhibit 2.3 to Equitrans Midstream Corporation’s Form 8-K (#001-38629) filed on November 13, 2018.
2.4	Employee Matters Agreement, dated as of November 12, 2018, by and between EQT Corporation and Equitrans Midstream Corporation.	Incorporated herein by reference to Exhibit 2.4 to Equitrans Midstream Corporation’s Form 8-K (#001-38629) filed on November 13, 2018.
3.1	Amended and Restated Articles of Incorporation of Equitrans Midstream Corporation.	Incorporated herein by reference to Exhibit 3.1 to Equitrans Midstream Corporation’s Form 8-K (#001-38629) filed on November 13, 2018.
3.2	Amended and Restated Bylaws of Equitrans Midstream Corporation.	Incorporated herein by reference to Exhibit 3.2 to Equitrans Midstream Corporation’s Form 8-K (#001-38629) filed on November 13, 2018.
3.3	Statement with Respect to Shares of Series A Junior Participating Preferred Stock.	Incorporated herein by reference to Exhibit 3.3 to Equitrans Midstream Corporation’s Form 8-K (#001-38629) filed on November 13, 2018.
3.4	Certificate of Amendment to Certificate of Limited Partnership of EQT GP Holdings, LP, dated as of October 12, 2018.	Incorporated herein by reference to Exhibit 3.1 to EQGP Holdings, LP’s Form 8-K (#001-37380) filed on October 15, 2018.
3.5	Certificate of Amendment of Certificate of Formation of EQT GP Services, LLC, dated as of October 12, 2018.	Incorporated herein by reference to Exhibit 3.2 to EQGP Holdings, LP’s Form 8-K (#001-37380) filed on October 15, 2018.
3.6	Certificate of Amendment to Certificate of Limited Partnership of EQT Midstream Partners, LP, dated as of October 12, 2018.	Incorporated by reference herein to Exhibit 3.1 to EQM Midstream Partners, LP’s Form 8-K (#001-35574) filed on October 15, 2018.
3.7	Certificate of Amendment to Certificate of Formation of EQT Midstream Services, LLC, dated as of October 12, 2018.	Incorporated by reference herein to Exhibit 3.2 to EQM Midstream Partners, LP’s Form 8-K (#001-35574) filed on October 15, 2018.
3.8	Second Amended and Restated Agreement of Limited Partnership of EQGP Holdings, LP, dated as of October 12, 2018.	Incorporated herein by reference to Exhibit 3.3 to EQGP Holdings, LP’s Form 8-K (#001-37380) filed on October 15, 2018.

3.9	Second Amended and Restated Limited Liability Company Agreement of EQGP Services, LLC, dated as of October 12, 2018.	Incorporated herein by reference to Exhibit 3.4 to EQGP Holdings, LP’s Form 8-K (#001-37380) filed on October 15, 2018.
3.10	Second Amended and Restated Agreement of Limited Partnership of EQM Midstream Partners, LP, dated as of October 12, 2018.	Incorporated by reference herein to Exhibit 3.3 to EQM Midstream Partners, LP’s Form 8-K (#001-35574) filed on October 15, 2018.
3.11	Fourth Amended and Restated Limited Liability Company Agreement of EQM Midstream Services, LLC, dated as of October 12, 2018.	Incorporated by reference herein to Exhibit 3.4 to EQM Midstream Partners, LP’s Form 8-K (#001-35574) filed on October 15, 2018.
4.1	Shareholder and Registration Rights Agreement, dated as of November 12, 2018, by and between EQT Corporation and Equitrans Midstream Corporation.	Incorporated herein by reference to Exhibit 4.1 to Equitrans Midstream Corporation’s Form 8-K (#001-38629) filed on November 13, 2018.
4.2
Rights Agreement, dated as of November 13, 2018, by and between Equitrans Midstream Corporation and American Stock Transfer & Trust Company, LLC, which includes the form of Statement of Designation as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.
Incorporated herein by reference to Exhibit 4.2 to Equitrans Midstream Corporation’s Form 8-K (#001-38629) filed on November 13, 2018.
10.1
Revolving Credit Agreement, dated as of October 31, 2018, by and among Equitrans Midstream Corporation, PNC Bank, National Association, as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other lenders party thereto.
Incorporated herein by reference to Exhibit 10.1 to Equitrans Midstream Corporation’s Form 8-K (#001-38629) filed on October 31, 2018.
10.2
Third Amended and Restated Credit Agreement, dated as of October 31, 2018, by and among EQM Midstream Partners, LP, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other lenders party thereto.
Incorporated herein by reference to Exhibit 10.1 to EQM Midstream Partners, LP’s Form 8-K (#001-35574) filed on October 31, 2018.
10.3	Omnibus Agreement, dated as of November 13, 2018, by and among Equitrans Midstream Corporation, EQGP Holdings, LP and EQGP Services, LLC.	Incorporated herein by reference to Exhibit 10.1 to Equitrans Midstream Corporation’s Form 8-K (#001-38629) filed on November 13, 2018.
10.4	Omnibus Agreement, dated as of November 13, 2018, by and among Equitrans Midstream Corporation, EQM Midstream Partners, LP and EQM Midstream Services, LLC.	Incorporated herein by reference to Exhibit 10.2 to Equitrans Midstream Corporation’s Form 8-K (#001-38629) filed on November 13, 2018.
10.5	Secondment Agreement, dated as of November 13, 2018, by and among Equitrans Midstream Corporation, EQM Midstream Partners, LP and EQM Midstream Services, LLC.	Incorporated herein by reference to Exhibit 10.3 to Equitrans Midstream Corporation’s Form 8-K (#001-38629) filed on November 13, 2018.
10.6	Working Capital Loan Agreement, dated as of November 13, 2018, between Equitrans Midstream Corporation and EQGP Holdings, LP.	Incorporated herein by reference to Exhibit 10.4 to Equitrans Midstream Corporation’s Form 8-K (#001-38629) filed on November 13, 2018.
10.7	Equitrans Midstream Corporation Directors' Deferred Compensation Plan.	Incorporated herein by reference to Exhibit 4.3 to Equitrans Midstream Corporation’s Registration Statement on Form S-8 (File No. 333-228340) filed on November 9, 2018.

10.8	Equitrans Midstream Corporation 2018 Long-Term Incentive Plan.	Incorporated herein by reference to Exhibit 4.3 to Equitrans Midstream Corporation’s Registration Statement on Form S-8 (File No. 333-228337) filed on November 9, 2018.
10.9	Equitrans Midstream Corporation Executive Short-Term Incentive Plan.	Incorporated herein by reference to Exhibit 10.7 to Equitrans Midstream Corporation’s Form 8-K (#001-38629) filed on November 13, 2018.
10.10	Equitrans Midstream Corporation 2018 Payroll Deduction and Contribution Program.	Incorporated herein by reference to Exhibit 10.8 to Equitrans Midstream Corporation’s Form 8-K (#001-38629) filed on November 13, 2018.
10.11	Amended and Restated Confidentiality, Non-Solicitation and Non-Competition Agreement, dated as of November 13, 2018, by and between Equitrans Midstream Corporation and Thomas F. Karam.	Incorporated herein by reference to Exhibit 10.9 to Equitrans Midstream Corporation’s Form 8-K (#001-38629) filed on November 13, 2018.
10.12	Amended and Restated Confidentiality, Non-Solicitation and Non-Competition Agreement, dated as of November 13, 2018, by and between Equitrans Midstream Corporation and Kirk R. Oliver.	Incorporated herein by reference to Exhibit 10.10 to Equitrans Midstream Corporation’s Form 8-K (#001-38629) filed on November 13, 2018.
10.13	Form of Agreement of Assignment of Confidentiality, Non-Solicitation and Non-Competition Agreement.	Incorporated herein by reference to Exhibit 10.11 to Equitrans Midstream Corporation’s Form 8-K (#001-38629) filed on November 13, 2018.
10.14	Form of Equitrans Midstream Corporation Director and/or Executive Officer Indemnification Agreement.	Incorporated herein by reference to Exhibit 10.16 to Equitrans Midstream Corporation's Registration Statement on Form 10/A filed on October 18, 2018.
31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith as Exhibit 31.1.
31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith as Exhibit 31.2.
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Furnished herewith as Exhibit 32.
101	Interactive Data File.	Filed herewith as Exhibit 101.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equitrans Midstream Corporation
(Registrant)

By:	/s/ Kirk R. Oliver
Kirk R. Oliver
Senior Vice President and Chief Financial Officer

Date:  December 3, 2018