Form 10-K
period 2018-12-31
Equitrans Midstream Corp
filed 2019-02-14
CIK 1747009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

or

FOR THE TRANSITION PERIOD FROM ___________ TO __________

COMMISSION FILE NUMBER 001-38629

EQUITRANS MIDSTREAM CORPORATION
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	83-0516635
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

625 Liberty Avenue, Suite 2000, Pittsburgh, Pennsylvania	15222
(Address of principal executive offices)	(Zip code)

(412) 395-2688 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act

Title of each class	Name of each exchange on which registered
Common Stock, no par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐  No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐  No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Emerging Growth Company ☐
Non-Accelerated Filer ☒	Smaller Reporting Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☒
As of June 30, 2018, the registrant's common stock was not publicly traded.
The number of shares of common stock outstanding (in thousands), as of January 31, 2019: 254,271

DOCUMENTS INCORPORATED BY REFERENCE
The Company's definitive proxy statement relating to the 2019 annual meeting of shareholders will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year ended December 31, 2018 and is incorporated by reference in Part III to the extent described therein.

EQUITRANS MIDSTREAM CORPORATION

EQUITRANS MIDSTREAM CORPORATION
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
Appalachian Basin – the area of the United States composed of those portions of West Virginia, Pennsylvania, Ohio, Maryland, Kentucky and Virginia that lie in the Appalachian Mountains.
British thermal unit – a measure of the amount of energy required to raise the temperature of one pound of water one-degree Fahrenheit.
Code – the U.S. Internal Revenue Code of 1986, as amended, and the regulations and interpretations promulgated thereunder.
Distribution – the distribution of 80.1% of the then outstanding shares of common stock, no par value, of Equitrans Midstream Corporation (Equitrans Midstream common stock) to EQT shareholders of record as of the close of business on November 1, 2018.
EQGP – EQGP Holdings, LP (formerly known as EQT GP Holdings, LP) and its subsidiaries.
EQM – EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP) (NYSE: EQM) and its subsidiaries.
EQT – EQT Corporation (NYSE: EQT) and its subsidiaries.
firm contracts – contracts for gathering, transmission or storage services that reserve an agreed upon amount of pipeline or storage capacity regardless of the capacity used by the customer during each month and generally obligate the customer to pay a fixed, monthly charge.
gas – natural gas.
HCA – high consequence area.
liquefied natural gas (LNG) – natural gas that has been cooled to minus 161 degrees Celsius for transportation, typically by ship. The cooling process reduces the volume of natural gas by 600 times.
local distribution company (LDC) – LDCs are companies involved in the delivery of natural gas to consumers within a specific geographic area.
Mountain Valley Pipeline (MVP) – an estimated 300 mile, 42-inch diameter natural gas interstate pipeline with a targeted capacity of 2.0 Bcf per day that will span from the Company's existing transmission and storage system in Wetzel County, West Virginia to Pittsylvania County, Virginia, providing access to the growing Southeast demand markets.
MVP Southgate – a proposed 70-mile interstate pipeline that will extend from the MVP at Pittsylvania County, Virginia to new delivery points in Rockingham and Alamance Counties, North Carolina.
Mountain Valley Pipeline, LLC (MVP Joint Venture) – a joint venture with EQM and affiliates of each of NextEra Energy, Inc., Consolidated Edison, Inc. (Con Edison), AltaGas Ltd. and RGC Resources, Inc. that is constructing the MVP and the MVP Southgate and holds ownership interests in the MVP project and the MVP Southgate project.
natural gas liquids (NGLs) – those hydrocarbons in natural gas that are separated from the gas as liquids through the process of absorption, condensation, adsorption or other methods in gas processing plants. Natural gas liquids include ethane, propane, butane and iso-butane.
play – a proven geological formation that contains commercial amounts of hydrocarbons.
Predecessor period – the periods prior to the Separation Date (defined below).
Preferred Interest – the preferred interest that EQM has in EQT Energy Supply, LLC (EES).
Proxy Statement – the Company's definitive proxy statement relating to the 2019 annual meeting of shareholders to be filed with the Securities and Exchange Commission.

receipt point – the point where production is received by or into a gathering system or transmission pipeline.
reservoir – a porous and permeable underground formation containing an individual and separate natural accumulation of producible hydrocarbons (crude oil and/or natural gas) which is confined by impermeable rock or water barriers and is characterized by a single natural pressure system.
Rice Merger – On November 13, 2017 (the Rice Merger Date), pursuant to the agreement and plan of merger dated June 19, 2017 by and among EQT, Rice Energy Inc. (Rice Energy) and a wholly-owned subsidiary of EQT (EQT Merger Sub), Rice Energy became a wholly-owned, indirect subsidiary of EQT.
RMP – RM Partners LP (formerly known as Rice Midstream Partners LP) and its subsidiaries.
Separation – the separation of EQT's midstream business, which was composed of the separately-operated natural gas gathering, transmission and storage and water services of EQT, from EQT's upstream business, which was composed of the natural gas, oil and natural gas liquids development, production and sales and commercial operations of EQT, which occurred on the Separation Date (defined herein).
Separation Date – November 12, 2018.
Successor period – the period from the Separation Date thereafter.
throughput – the volume of natural gas transported or passing through a pipeline, plant, terminal or other facility during a particular period.
wellhead – the equipment at the surface of a well used to control the well's pressure and the point at which the hydrocarbons and water exit the ground.
working gas – the volume of natural gas in the storage reservoir that can be extracted during the normal operation of the storage facility.

Abbreviations
ARO – asset retirement obligations
ASU – Accounting Standards Update
ATM– At the Market
CERCLA – Comprehensive Environmental Response, Compensation and Liability Act
DOT – U.S. Department of Transportation
EPA – U.S. Environmental Protection Agency
FASB – Financial Accounting Standards Board
FERC – U.S. Federal Energy Regulatory Commission
GAAP – U.S. Generally Accepted Accounting Principles
GHG – greenhouse gas
IDRs – incentive distribution rights
IPO – initial public offering
IRS – Internal Revenue Service
NAAQS – National Ambient Air Quality Standards
NGA – Natural Gas Act of 1938
NGPA – Natural Gas Policy Act of 1978
NYMEX – New York Mercantile Exchange
NYSE – New York Stock Exchange
PHMSA – Pipeline and Hazardous Materials Safety Administration of the DOT
RCRA – Resource Conservation and Recovery Act
SEC – U.S. Securities and Exchange Commission

Measurements
Btu = one British thermal unit
BBtu = billion British thermal units
Bcf = billion cubic feet
Mcf = thousand cubic feet
MMBtu = million British thermal units
MMcf = million cubic feet
MMgal = million gallons

EQUITRANS MIDSTREAM CORPORATION
Cautionary Statements
Disclosures in this Annual Report on Form 10-K contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended (the Securities Act). Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as "anticipate," "estimate," "could," "would," "will," "may," "forecast," "approximate," "expect," "project," "intend," "plan," "believe" and other words of similar meaning in connection with any discussion of future operating or financial matters. Without limiting the generality of the foregoing, forward-looking statements contained in this Annual Report on Form 10-K include the matters discussed in sections "Strategy" in "Item 1. Business" and "Outlook" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and the expectations of plans, strategies, objectives, and growth and anticipated financial and operational performance of Equitrans Midstream Corporation (together with its subsidiaries, Equitrans Midstream or the Company) and EQM, including guidance regarding EQM's gathering, transmission and storage and water service revenue and volume growth; the weighted average contract life of gathering, transmission and storage contracts; infrastructure programs (including the timing, cost, capacity and sources of funding with respect to gathering, transmission and water expansion projects); the cost, capacity, timing of regulatory approvals and anticipated in-service dates of the MVP, MVP Southgate, Hammerhead and other projects; the ultimate terms, partners and structure of the MVP Joint Venture; expansion and integration and optimization projects in EQM's operating areas and in areas that would provide access to new markets; EQM's ability to provide produced water handling services; acquisitions, including EQM's ability to identify and complete acquisitions and effectively integrate such acquisitions into EQM's operations and other strategic transactions, including joint ventures; expectations regarding growth of production volumes in EQM's areas of production; the effect and outcome of pending and future litigation and regulatory proceedings; the amount and timing of Equitrans Midstream dividends and EQM distributions, including expected increases; the timing of the consummation of the EQM IDR Transaction (defined herein); the amounts and timing of EQM's projected capital contributions and operating and capital expenditures; the effect of commodity prices on EQM's business; liquidity and financing requirements, including sources and availability; projected selling, general and administrative expenses; the Company's and EQM's ability to service debt under, and comply with the covenants contained in, their respective credit agreements; the effects of government regulation and tariffs; and tax position. The forward-looking statements included in this Annual Report on Form 10-K involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Equitrans Midstream has based these forward-looking statements on management's current expectations and assumptions about future events. While Equitrans Midstream considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and are beyond Equitrans Midstream's control. The risks and uncertainties that may affect the operations, performance and results of Equitrans Midstream's and EQM's businesses and forward-looking statements include, but are not limited to, those set forth under "Item 1A. Risk Factors," and elsewhere in this Annual Report on Form 10-K.
Any forward-looking statement speaks only as of the date on which such statement is made and Equitrans Midstream does not intend to correct or update any forward-looking statement, whether as a result of new information, future events or otherwise.
Management believes the assumptions underlying the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" are reasonable; however, as organizational structure and strategic focus dictate expenses incurred, the financial statements may not include all expenses that would have been incurred had the Company existed as a standalone, publicly traded company for the entirety of the three years ended December 31, 2018. Similarly, the financial statements may not reflect the results of operations, financial position and cash flows had the Company existed as a standalone, publicly traded company for the entirety of the periods presented.

PART I
Item 1.        Business
Overview of the Company
Equitrans Midstream, a Pennsylvania corporation, became an independent, publicly-traded company on November 12, 2018, as explained below under "The Separation."
Equitrans Midstream, through EQM, is one of the largest natural gas gatherers in the U.S. and holds a premier transmission footprint in the Appalachian Basin.
The Separation
On February 21, 2018, EQT announced its plan to separate its midstream business, which was composed of the separately-operated natural gas gathering, transmission and storage and water services of EQT (collectively, the Midstream Business), from its upstream business, which was composed of the natural gas, oil and natural gas liquids development, production and sales and commercial operations of EQT (collectively, the Upstream Business). Equitrans Midstream was incorporated on May 11, 2018 as a wholly-owned subsidiary of EQT to hold the assets, liabilities and results of operations of EQT's Midstream Business.
On November 12, 2018, Equitrans Midstream, EQT and, for certain limited purposes, EQT Production Company, a wholly-owned subsidiary of EQT, entered into a separation and distribution agreement (the Separation and Distribution Agreement), pursuant to which, among other things, EQT effected the Separation, including the transfer of certain assets and liabilities to the Company, and distributed 80.1% of the then outstanding shares of common stock, no par value, of Equitrans Midstream (Equitrans Midstream common stock) to EQT shareholders of record as of the close of business on November 1, 2018. The Distribution was effective at 11:59 p.m., Eastern Time, on November 12, 2018 (the Separation Date). EQT retained the remaining 19.9% of the outstanding shares in Equitrans Midstream (the Retained Interest).
In connection with the Separation, the Company acquired control of the entities conducting the Midstream Business, including the following:

•
an approximate 91.3% limited partner interest and the entire non-economic general partner interest in EQGP, a partnership formed in January 2015 to hold EQT's partnership interests in EQM. EQM owns, operates, acquires and develops natural gas gathering, transmission and storage and water service assets in the Appalachian Basin. At the Separation Date, EQGP held an approximate 17.9% limited partner interest in EQM, an approximate 1.2% general partner interest in EQM and all of the IDRs in EQM; and

•	an approximate 12.7% limited partner interest in EQM.
The Company's assets, liabilities and results of operations also include the legacy assets of Rice Midstream Holdings LLC (Rice Midstream Holdings). EQT obtained control of Rice Midstream Holdings through the Rice Merger. The operations of Rice Midstream Holdings were primarily conducted through RMP, Rice West Virginia Midstream LLC (now known as EQM West Virginia Midstream LLC) (EQM West Virginia), Rice Olympus Midstream LLC (now known as EQM Olympus Midstream LLC) (EQM Olympus) and Strike Force Midstream Holdings LLC (Strike Force Holdings). At the Rice Merger Date, Strike Force Holdings owned 75% of the outstanding limited liability company interests in Strike Force Midstream LLC (Strike Force Midstream), a Delaware limited liability company. Rice Midstream Holdings, through its wholly-owned, indirect subsidiary Rice Midstream GP Holdings LP (RMGP), owned Rice Midstream Management LLC (now known as EQM Midstream Management LLC), RMP's general partner (the RMP General Partner), as well as limited partner interests and all of the IDRs in RMP. Rice Midstream Holdings controlled the RMP General Partner and therefore consolidated the results of RMP. In 2018, EQM obtained control of the operating entities of Rice Midstream Holdings through the following transactions:

•
On April 25, 2018, EQM, RMP and certain of their affiliates entered into an agreement and plan of merger, pursuant to which EQM acquired RMP and the RMP General Partner (the EQM-RMP Mergers). The EQM-RMP Mergers closed on July 23, 2018.

•
On May 1, 2018, EQM acquired the remaining 25% of the outstanding limited liability company interests in Strike Force Midstream from Gulfport Midstream Holdings, LLC (Gulfport Midstream), an affiliate of Gulfport Energy Corporation, for $175 million in cash (the Gulfport Transaction).

•
On May 22, 2018, EQM, through its wholly-owned subsidiary EQM Gathering Holdings, LLC, a Delaware limited liability company (EQM Gathering), acquired all the outstanding limited liability company interests in each of EQM West Virginia, EQM Olympus and Strike Force Holdings (collectively the Drop-Down Entities), pursuant to the terms of a contribution and sale agreement dated as of April 25, 2018 by and among EQM, EQM Gathering, EQT and Rice Midstream Holdings, in exchange for an aggregate of 5,889,282 common units representing limited partner interests in EQM (EQM common units) and cash consideration of $1.15 billion, plus working capital adjustments (the Drop-Down Transaction). As a result of the closing of the Drop-Down Transaction, effective May 1, 2018, the Drop-Down Entities and Strike Force Midstream became wholly-owned subsidiaries of EQM Gathering.

The Company's Post-Separation Relationship with EQT
Following the Separation and Distribution, the Company and EQT are separate companies with separate management teams and separate boards of directors, however, due to the Retained Interest held by EQT as of December 31, 2018, the Company and EQT remain related parties. In connection with the Distribution, the Company and EQT executed the Separation and Distribution Agreement and various other agreements, including a transition services agreement, a tax matters agreement, an employee matters agreement and a shareholder and registration rights agreement, to effect the Separation and provide a framework for their relationship after the Separation. These agreements provide for the identification and transfer of the Midstream Business' assets, employees, liabilities and obligations (including investments, property, plant and equipment, employee benefits and tax-related assets and liabilities) to the Company and govern the relationship between the Company and EQT subsequent to the Separation.
EQGP Unit Purchases
On November 29, 2018, the Company entered into written agreements (the Unit Purchase Agreements) with (i) funds managed by Neuberger Berman Investment Adviser LP, pursuant to which the Company acquired 5,842,704 common units representing limited partner interests in EQGP (EQGP common units) for $20.00 per EQGP common unit (the Purchase Price), (ii) funds managed by Goldman Sachs Asset Management, L.P., pursuant to which the Company acquired 1,865,020 EQGP common units for the Purchase Price, (iii) funds managed by Cushing Asset Management, LP, pursuant to which the Company acquired 920,130 EQGP common units for the Purchase Price, (iv) funds managed by Kayne Anderson Capital Advisors, L.P., pursuant to which the Company acquired 1,363,974 EQGP common units for the Purchase Price, and (v) ZP Energy Fund, L.P., pursuant to which the Company acquired 5,372,593 EQGP common units for the Purchase Price (collectively, the EQGP Unit Purchases).
On December 31, 2018, the Company closed on the acquisition of an aggregate 14,560,281 EQGP common units pursuant to the Unit Purchase Agreements (the Initial Unit Purchase Closing). On January 2, 2019 and January 3, 2019, the Company closed on the acquisition of the remaining 804,140 EQGP common units purchased pursuant to the Unit Purchase Agreements. The aggregate consideration paid by the Company pursuant to the Unit Purchase Agreements was $307.3 million.
As a result of the EQGP Unit Purchases, as of January 3, 2019, the Company owned 291,373,187 EQGP common units, representing an approximate 96.3% limited partner interest, and the entire non-economic general partner interest in EQGP.
EQGP Limited Call Right
Following the Initial Unit Purchase Closing, on December 31, 2018, the Company exercised a limited call right (the Limited Call Right and, together with the EQGP Unit Purchases, the EQGP Buyout) provided for in Section 15.1(a) of the Second Amended and Restated Agreement of Limited Partnership of EQGP, dated as of October 12, 2018, pursuant to which the Company purchased all outstanding EQGP common units (other than those owned by the Company and its affiliates) at the Purchase Price. On January 10, 2019, the Company completed its exercise of the Limited Call Right by closing on the acquisition of 11,097,287 EQGP common units not owned by the Company or its affiliates for an aggregate purchase price of $221.9 million, and EQGP became an indirect, wholly-owned subsidiary of the Company.
Following the EQGP Buyout, on January 10, 2019, EQGP voluntarily withdrew the EQGP common units from listing on the NYSE and from registration under Section 12(b) of the Securities Exchange Act of 1934 (the Exchange Act).

The following diagram depicts the Company's simplified organizational and ownership structure following the closing of the Separation and the EQGP Buyout:

ETRN Public Shareholders
EQT Corporation (NYSE:EQT)
80.1% of ETRN common stock
19.9% of ETRN common stock
Equitrans Midstream Corporation (NYSE: ETRN)
30.6% limited partner interest
EQM Midstream Services, LLC
EQM Public Shareholders
1.2% general partner interest
Incentive distribution rights
68.2% limited partner interest
EQM Midstream Partners, LP (NYSE: EQM)
45.5% ownership interest
47.2% ownership interest
100% ownership interest
Mountain Valley Pipeline Mainline
MVP Southgate
Operating Subsidiaries

EQM IDR Transaction
On February 13, 2019, Equitrans Midstream entered into a definitive agreement and plan of merger with the EQM General Partner (the IDR Merger Agreement) and certain related parties, pursuant to which, among other things, Equitrans Midstream will exchange and cancel the IDRs and economic general partner interest in EQM that it holds, indirectly, for (a) 80 million newly-issued EQM common units and 7 million newly-issued Class B units (Class B units), both representing limited partner interests in EQM, and (b) the retention of a non-economic general partner interest in EQM (the EQM IDR Transaction). As a result of the EQM IDR Transaction, (i) EQGP Services, LLC will replace EQM Midstream Services, LLC as the general partner of EQM and (ii) the IDRs and economic general partner interest in EQM will be exchanged and canceled.
The Class B units will become convertible at the holder's option in three tranches, with 2.5 million becoming convertible on April 1, 2021, 2.5 million becoming convertible on April 1, 2022, and 2 million becoming convertible on April 1, 2023 (each, a Class B unit conversion date). Until the applicable Class B unit conversion date, the Class B units will not be entitled to receive any distributions of available cash. After the applicable Class B unit conversion date, whether or not such Class B units have been converted into EQM common units, the Class B units will participate pro rata with the EQM common units in distributions of available cash. Furthermore, the Class B units will become convertible at the holder's option into EQM common units immediately before a change of control of EQM.
The holders of Class B Units will vote together with the holders of EQM's common units as a single class, except that Class B Units owned by the general partner of EQM and its affiliates will be excluded from voting if EQM common units owned by such parties are excluded from voting. Holders of Class B Units will be entitled to vote as a separate class on any matter that adversely affects the rights or preferences of the Class B Units in relation to other classes of partnership interest in any material respect or as required by law.
The completion of the EQM IDR Transaction is subject to certain conditions, including, among other things: (1) all required filings, consents, approvals, permits and authorizations of any governmental authority in connection with the EQM IDR Transaction having been made or obtained; (2) there being no law or injunction prohibiting the consummation of the EQM IDR Transaction; (3) subject to specified materiality standards, the accuracy of the representations and warranties of the other party; (4) compliance by the other party in all material respects with its covenants; and (5) the receipt by EQM and EQGP of certain opinions covering matters described in the partnership agreements of EQM and EQGP and in the IDR Merger Agreement with respect to the EQM IDR Transaction. The EQM IDR Transaction will be accomplished by merging a subsidiary of EQM with and into EQGP, with EQGP surviving as a wholly-owned subsidiary of EQM. The Company expects the EQM IDR Transaction to close in February 2019.
After giving effect to the EQM IDR Transaction, Equitrans Gathering Holdings, LLC (Equitrans Gathering Holdings), EQM GP Corporation (EQM GP Corp) and Equitrans Midstream Holdings, LLC (EMH), each a subsidiary of Equitrans Midstream, will hold 89,505,616, 89,536 and 27,650,303 of EQM's common units, respectively, representing an aggregate 56.5% limited partner interest in EQM. Additionally, Equitrans Gathering Holdings, EQM GP Corp and EMH will hold 6,153,907, 6,155 and 839,938 of Class B units, respectively, representing an aggregate 3.4% limited partner interest in EQM. In total, the Company expects to own, directly or indirectly, a 59.9% limited partner interest in EQM, which the Company expects will consist of 117,245,455 EQM common units and 7 million Class B units.
Overview of Operations
The Company, through its control of EQM, provides midstream services to its customers in Pennsylvania, West Virginia and Ohio through its three primary assets: the gathering system, which delivers natural gas from wells and other receipt points to transmission pipelines; the transmission and storage system, which delivers natural gas to local demand users and long-haul interstate pipelines for access to demand markets; and the water service system, which consists of water pipelines, impoundment facilities, pumping stations, take point facilities and measurement facilities that support well completion activities and collect flowback and produced water for recycling or disposal.
The Company has no operations independent of EQM. The Company's only cash-generating assets are its partner interests in EQM. The Company, through its control of EQM, provides a majority of its natural gas gathering, transmission and storage services under long-term, firm contracts that generally include fixed monthly reservation fees. This contract structure enhances the stability of the Company's cash flows and limits its direct exposure to commodity price risk. For the year ended December 31, 2018, approximately 54% of the Company's revenues were generated from firm reservation fees under long-term contracts. Based on total projected contractual revenues, including projected contractual revenues from future capacity expected from expansion projects that are not yet fully constructed for which the Company has executed firm contracts, the Company's firm gathering contracts and firm transmission and storage contracts had weighted average remaining terms of approximately 11 years and 15 years, respectively, as of December 31, 2018.
EQM's operations are focused primarily in southwestern Pennsylvania, northern West Virginia and southeastern Ohio, which are strategic locations in the natural gas shale plays known as the Marcellus, Utica and Upper Devonian Shales, respectively. These regions are also the primary operating area of EQT, the Company's largest customer. EQT accounted for approximately 74% of the Company's revenues for the year ended December 31, 2018.

The following is a map of the EQM's gathering, transmission and storage and water services operations as of December 31, 2018.

Compressor Station
Contracted Future Pipeline
Existing Water Pipeline
Existing Gathering
Existing Transmission
Storage Pool Area
OH
PA
WV
Carroll
Hancock
Tuscarawas
Jefferson
Harrison
Brooke
Guernsey
Belmont
Ohio
Marshall
Noble
Monroe
Wetzel
Washington
Tyler
Pleasants
Wood
Ritchie
Doddridge
Wirt
Gilmer
Calhoun
Roane
Braxton
Clay
Kanawha
Nicholas
Webster
Upshur
Lewis
Harrison
Barbour
Taylor
Marion
Fairmont
Monongalia
Morgantown
Preston
Tucker
Pocahontas
Grant
Garrett
Allegany
Mineral
Hampshire
Greene
Waynesburg
Fayette
Somerset
Bedford
Westmoreland
Greensburg
Allegheny
Pittsburgh
Washington
Beaver
Lawrence
Butler
Armstrong
Clarion
Jefferson
Clearfield
Indiana
Cambria
OH
PA
MD
WV
VA
NC

Business Segments
The Company, through its control of EQM, conducts its business through three business segments: Gathering, Transmission and Water. These segments include all of the Company's operations. For discussion of the composition of the three segments, see Notes 1 and 5 to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data."
The Company's three business segments correspond to the Company's three primary assets: the gathering system, transmission and storage system and water system.

The following table summarizes the composition of the Company's operating revenue by business segment.

	Years Ended December 31,
	2018	2017	2016
Gathering operating revenues	67%	57%	54%
Transmission operating revenues	26%	42%	46%
Water operating revenues	7%	1%	—%
Gathering assets. As of December 31, 2018, the gathering system included approximately 700 miles of high-pressure gathering lines with compression of approximately 333,000 horsepower and multiple interconnect points with the Company's transmission and storage system and to other interstate pipelines. The gathering system also included approximately 1,500 miles of FERC-regulated, low-pressure gathering lines.
Transmission and Storage assets. As of December 31, 2018, the transmission and storage system included approximately 950 miles of FERC-regulated, interstate pipeline that have interconnect points to seven interstate pipelines and LDCs. The transmission and storage system is supported by 41 compressor units, with total throughput capacity of approximately 4.4 Bcf per day and compression of approximately 120,000 horsepower, and 18 associated natural gas storage reservoirs, which have a peak withdrawal capacity of approximately 645 MMcf per day and a working gas capacity of approximately 43 Bcf.
Water assets. As of December 31, 2018, the water system included two independent systems composed of approximately 160 miles of pipeline that deliver fresh water from the Monongahela River, the Ohio River, local reservoirs and several regional waterways. In addition, as of December 31, 2018, the water system assets included 28 fresh water impoundment facilities.
Strategy
The Company's assets overlay core acreage in the prolific Appalachian Basin. The location of the Company's assets allows it to access major demand markets in the U.S. The Company is one of the largest natural gas gatherers in the U.S., and its largest customer, EQT, is the largest natural gas producer in the U.S. based on produced volumes. The Company maintains a stable cash flow profile, with over 50% of its revenue for the year ended December 31, 2018 generated by firm reservation fees.
The Company's principal strategy is to leverage its existing and planned growth projects and to seek and execute on strategically-aligned acquisition and joint venture opportunities to achieve the scale and scope of a top-tier midstream company. As part of its approach to organic growth, the Company is focused on building and completing its key gathering and transmission growth projects outlined below, many of which are supported by contracts with firm capacity commitments. Additionally, the Company expects to achieve growth from its water service business and from volumetric gathering opportunities and transmission and storage services. The water service business is complementary to the gathering business, and the Company recognizes an opportunity to expand its existing asset footprint and is actively pursuing solutions for produced water handling. The Company is also focused on optimizing and integrating its Pennsylvania gathering systems to create additional system gathering capacity and provide high- and low-pressure gathering solutions for its customers. The Company's focus on execution of its organic projects, coupled with asset optimization efforts, disciplined capital spending and operating cost control, is complemented by the Company's commitment to seek, evaluate and execute on strategically-aligned acquisition and joint venture opportunities. The Company believes that this approach will enable the Company to achieve its strategic goals.
The Company expects that the following expansion projects will be its primary organic growth drivers:

•
Mountain Valley Pipeline. The MVP Joint Venture is a joint venture with EQM and affiliates of each of NextEra Energy, Inc., Con Edison, AltaGas Ltd. and RGC Resources, Inc. that is constructing the MVP. As of December 31, 2018, EQM is the operator of the MVP and owned a 45.5% interest in the MVP. The MVP is an estimated 300 mile, 42-inch diameter natural gas interstate pipeline with a targeted capacity of 2.0 Bcf per day that will span from the Company's existing transmission and storage system in Wetzel County, West Virginia to Pittsylvania County, Virginia, providing access to the growing southeast demand markets. As currently designed, the MVP is estimated to cost a total of approximately $4.6 billion, excluding AFUDC, of which EQM is expected to fund approximately $2.2 billion through capital contributions to the MVP Joint Venture, including approximately $65 million in excess of EQM's ownership interest. In 2019, EQM expects to make capital contributions of approximately $0.9 billion to the MVP Joint Venture, depending on the timing of the construction of the MVP and the MVP Southgate projects. The MVP Joint Venture has secured a total of 2.0 Bcf per day of firm capacity commitments at 20-year terms and is currently in negotiation with additional shippers that have expressed interest in the MVP project. The MVP Joint Venture is evaluating an expansion opportunity that could add approximately 0.5 Bcf per day of capacity through the installation of incremental compression. The MVP Joint Venture is also undertaking the MVP Southgate project and is evaluating other future pipeline extension projects.
In October 2017, the FERC issued the Certificate of Public Convenience and Necessity for the MVP. In the first quarter of 2018, the MVP Joint Venture received limited notice to proceed with certain construction activities from the FERC and commenced construction. As discussed under "The regulatory approval process for the construction of new midstream assets is challenging, and recent decisions by regulatory and judicial authorities in pending proceedings could impact EQM's or the MVP Joint Venture's ability to obtain all approvals and authorizations necessary to complete certain projects on the projected time frame or at all or EQM's ability to achieve the expected investment return on the project" in "Item 1A. Risk Factors – Risks Related to EQM's Business," there are several pending challenges to certain aspects of the MVP project that must be resolved before the MVP project can be completed. The MVP Joint Venture is working to respond to the court and agency decisions and restore all permits. The MVP is targeted to be placed in service during the fourth quarter of 2019, subject to litigation and regulatory-related delay as further discussed in "Item 3. Legal Proceedings."

•
Wellhead Gathering Expansion and Hammerhead Project. In 2019, EQM expects to invest approximately $900 million in gathering expansion projects, including the continued gathering infrastructure expansion of core development areas in the Marcellus and Utica Shales, primarily in southwestern Pennsylvania and eastern Ohio, for EQT, Range Resources Corporation (Range Resources) and other producers, and the Hammerhead project, a 1.6 Bcf per day gathering header pipeline that is designed to connect natural gas produced in Pennsylvania and West Virginia to the MVP and is supported by a 1.2 Bcf per day firm capacity commitment from EQT. The Hammerhead project is expected to cost a total of approximately $555 million. EQM expects to invest approximately $400 million in the Hammerhead project in 2019. The Hammerhead project is expected to be placed in service in conjunction with the MVP project in the fourth quarter of 2019.

•
MVP Southgate Project. In April 2018, the MVP Joint Venture announced the MVP Southgate project, a proposed 70-mile interstate pipeline that will extend from the MVP at Pittsylvania County, Virginia to new delivery points in Rockingham and Alamance Counties, North Carolina. The MVP Southgate project is backed by a 300 MMcf per day firm capacity commitment from PSNC Energy. As designed, the MVP Southgate project has expansion capabilities that could provide up to 900 MMcf per day of total capacity. The MVP Southgate project is estimated to cost a total of approximately $450 million to $500 million, which is expected to be spent primarily in 2019 and 2020. In 2019, EQM expects to provide capital contributions of approximately $40 million to the MVP Joint Venture for the MVP Southgate project. In the fourth quarter of 2018, EQM assumed a portion of Con Edison's ownership interest and purchased a portion of PSNC Energy's ownership interest in the MVP Southgate project. As a result of these transactions, EQM's ownership interest increased from 32.7% to 47.2%. As of December 31, 2018, EQM was the operator of the MVP Southgate pipeline and owned a 47.2% interest in the MVP Southgate project. The MVP Joint Venture submitted the MVP Southgate certificate application to the FERC in November 2018. Subject to approval by the FERC, the MVP Southgate project has a targeted in-service date of the fourth quarter of 2020.

•
Transmission Expansion. In 2019, EQM expects to invest approximately $60 million in other transmission expansion projects, primarily attributable to the Allegheny Valley Connector (AVC), the Equitrans, L.P. Expansion project, which is designed to provide north-to-south capacity on the mainline Equitrans, L.P. system for deliveries to the MVP, and power plant projects. The Equitrans, L.P. Expansion project has a targeted in-service date of the fourth quarter of 2019.

•
Transmission – New Power Plant Connection. EQM recently executed a precedent agreement with ESC Brooke County Power I, LLC to construct a natural gas pipeline for connection to a proposed 830-Megawatt power plant in Brooke County, West Virginia. The agreement includes a ten-year firm reservation commitment for 140 MMcf per day of capacity. EQM expects to invest an estimated $80 million to construct the approximately 16-mile pipeline, which has a targeted in-service date of mid-year 2022.

•
Water Expansion. In 2019, EQM expects to invest approximately $100 million in the expansion of its fresh water delivery infrastructure in Pennsylvania and Ohio. EQM recently expanded its water service relationship with EQT and entered into agreements with four other Marcellus and Utica producers.

Markets and Customers
The Company's two largest customers are EQT and its affiliates and PNG Companies LLC and its affiliates. EQT, the largest natural gas producer in the United States, accounted for approximately 74%, 74% and 75%, respectively of the Company's total revenues for the years ended December 31, 2018, 2017 and 2016. For the years ended December 31, 2018, 2017 and 2016, PNG Companies LLC and its affiliates, an LDC, accounted for approximately 7%, 11% and 12%, respectively, of the Company's total revenues, all of which was included in Transmission.

Gathering Customers
For the year ended December 31, 2018, EQT accounted for approximately 80% of Gathering's revenues. Subject to certain exceptions and limitations, Gathering has acreage dedications through which EQM has the right to elect to gather all natural gas produced from wells under an area covering (i) approximately 260,000 gross acres in Pennsylvania pursuant to agreements with certain affiliates of EQT and certain third parties, and (ii) approximately 176,000 gross acres in Ohio pursuant to agreements with certain affiliates of EQT and other third parties. In addition, Gathering has an acreage dedication of approximately 5,000 gross acres, with a producer option to expand towards approximately 30,000 gross acres, in Pennsylvania, pursuant to which EQM has the right to provide a proposal to gather all natural gas provided from wells under that area.
The Company provides gathering services in two manners: firm service and interruptible service. Firm service contracts are typically long-term and can include firm reservation fees, which are fixed, monthly charges for the guaranteed reservation of pipeline access. As of December 31, 2018, the gathering system had total contracted firm reservation capacity of approximately 2.4 Bcf per day. Including future capacity expected from expansion projects that are not yet fully constructed for which the Company has executed firm contracts, the gathering system had total contracted firm reservation capacity of approximately 2.7 Bcf per day as of December 31, 2018. Volumetric-based fees can also be charged under firm contracts for each firm volume gathered as well as for volumes gathered in excess of the firm contracted volume, if system capacity exists. Based on total projected contractual revenues, including projected contractual revenues from future capacity expected from expansion projects that are not yet fully constructed for which the Company has executed firm contracts, the Company's firm gathering contracts had a weighted average remaining term of approximately 11 years as of December 31, 2018.
Interruptible service contracts include volumetric-based fees, which are charges for the volume of natural gas gathered and generally do not guarantee access to the pipeline. These contracts can be short- or long-term. On the Company's low-pressure regulated gathering system, the typical gathering agreement provides interruptible service and has a one-year term with month-to-month rollover provisions terminable upon at least 30 days' notice. The rates for gathering service on the regulated system are based on the maximum posted tariff rate and assessed on actual receipts into the gathering system.
The Company generally does not take title to the natural gas gathered for its customers but retains a percentage of wellhead gas receipts to recover natural gas used to power its compressor stations and meet other requirements on the Company's low- and high-pressure gathering systems.
Transmission Customers
For the year ended December 31, 2018, EQT accounted for approximately 62% of Transmission's throughput and approximately 54% of Transmission's revenues. Transmission has an acreage dedication from EQT through which EQM has the right to elect to transport all gas produced from wells drilled by EQT under an area covering approximately 60,000 acres in Allegheny, Washington and Greene Counties in Pennsylvania and Wetzel, Marion, Taylor, Tyler, Doddridge, Harrison and Lewis Counties in West Virginia. For the year ended December 31, 2018, PNG Companies LLC and its affiliates accounted for approximately 27% of Transmission's revenues. Other customers include LDCs, marketers, producers and commercial and industrial users. The Company's transmission and storage system provides customers with access to adjacent markets in Pennsylvania, West Virginia and Ohio and to the Mid-Atlantic, Northeastern, Midwestern and Gulf Coast markets through interconnect points with major interstate pipelines.
The Company provides transmission and storage services in two manners: firm service and interruptible service. Firm service contracts are typically long-term and can include firm reservation fees, which are fixed, monthly charges for the guaranteed reservation of pipeline access and storage capacity. Volumetric-based fees can also be charged under firm contracts for firm volume transported or stored as well as for volumes transported or stored in excess of the firm contracted volume, if there is system capacity. Customers are not assured capacity or service for volumes in excess of the firm contracted volume as such volumes have the same priority as interruptible service. Including future capacity expected from expansion projects that are not yet fully constructed for which the Company has executed firm transmission contracts, approximately 5.0 Bcf per day of transmission capacity and 29.3 Bcf of storage capacity were subscribed under firm transmission and firm storage contracts, respectively, as of December 31, 2018. Based on total projected contractual revenues, including projected contractual revenues from future capacity expected from expansion projects that are not yet fully constructed for which the Company has executed firm contracts, the Company's firm transmission and storage contracts had a weighted average remaining term of approximately 15 years as of December 31, 2018.
Interruptible service contracts include volumetric-based fees, which are charges for the volume of natural gas transported and generally do not guarantee access to the pipeline or storage facility. These contracts can be short- or long-term. Customers with interruptible service contracts are not assured capacity or service on the transmission and storage systems. To the extent that capacity reserved by customers with firm service contracts is not fully used or excess capacity exists, the transmission and storage systems can allocate capacity to interruptible services. The Company generally does not take title to the natural gas transported or stored for its customers.
As of December 31, 2018, approximately 86% of Transmission's contracted firm transmission capacity was subscribed by customers under negotiated rate agreements under its tariff. Approximately 10% of Transmission's contracted firm transmission capacity was subscribed at recourse rates under its tariff, which are the maximum rates an interstate pipeline may charge for its services under its tariff. The remaining 4% of Transmission's contracted firm transmission capacity was subscribed at discounted rates under its tariff, which are less than the maximum rates an interstate pipeline may charge for its services under its tariff.
Water Customers
For the year ended December 31, 2018, EQT accounted for approximately 93% of Water's revenues. The Company has the exclusive right to provide fluid handling services to certain EQT-operated wells until December 22, 2029 (and thereafter such right continues on a month-to-month basis) within areas of dedication in Washington and Greene Counties, Pennsylvania and Belmont County, Ohio, including the delivery of fresh water for well completion operations and the collection and recycling or disposal of flowback and produced water. The Company also provides water services to other customers operating in the Marcellus and Utica Shales. The Company's water service revenues are primarily generated under variable price per volume contracts. The fees charged by the Company are generally tiered and, thus, are lower on a per gallon basis once certain thresholds are met.
Competition
Key competitors for new natural gas gathering systems include companies that own major natural gas pipelines, independent gas gatherers and integrated energy companies. When compared to the Company or its customers, some of the Company's competitors have greater capital resources and access to, or control of, larger natural gas supplies.
Competition for natural gas transmission and storage is primarily based on rates, customer commitment levels, timing, performance, commercial terms, reliability, service levels, location, reputation and fuel efficiencies. The Company's principal competitors in its transmission and storage market include companies that own major natural gas pipelines in the Marcellus, Utica and Upper Devonian Shales. In addition, the Company competes with companies that are building high-pressure gathering facilities that are able to transport natural gas to interstate pipelines without being subject to FERC jurisdiction. Major natural gas transmission companies that compete with the Company also have storage facilities connected to their transmission systems that compete with certain of the Company's storage facilities.
Key competition for water services include natural gas producers that develop their own water distribution systems in lieu of employing the Company's water services assets and other natural gas midstream companies that offer water services. The Company's ability to attract customers to its water service business depends on its ability to evaluate and select suitable projects and to consummate transactions in a highly competitive environment.
Regulatory Environment
FERC Regulation
EQM's interstate natural gas transmission and storage operations are regulated by the FERC under the NGA, the NGPA and the Energy Policy Act of 2005. EQM's regulated system operates under tariffs approved by the FERC that establish rates, cost recovery mechanisms and the terms and conditions of service to its customers. Generally, the FERC's authority extends to:

•	rates and charges for natural gas transmission, storage and FERC-regulated gathering services;

•	certification and construction of new interstate transmission and storage facilities;

•	abandonment of interstate transmission and storage services and facilities;

•	maintenance of accounts and records;

•	relationships between pipelines and certain affiliates;

•	terms and conditions of services and service contracts with customers;

•	depreciation and amortization policies;

•	acquisition and disposition of interstate transmission and storage facilities; and

•	initiation and discontinuation of interstate transmission and storage services.
EQM holds certificates of public convenience and necessity for its transmission and storage system issued by the FERC pursuant to Section 7 of the NGA covering rates, facilities, activities and services. These certificates require EQM to provide open-access services on its interstate pipeline and storage facilities on a not unduly discriminatory basis to all customers that qualify under the FERC gas tariffs. In addition, under Section 8 of the NGA, the FERC has the power to prescribe the accounting treatment of certain items for regulatory purposes. Thus, the books and records of EQM's interstate pipeline and storage facilities may be periodically audited by the FERC.
The FERC regulates the rates and charges for transmission and storage in interstate commerce. Under the NGA, recourse rates charged by interstate pipelines must be just and reasonable.
The recourse rate that EQM may charge for its services is established through the FERC's cost-of-service ratemaking process. Generally, the maximum filed recourse rates for interstate pipelines are based on the cost of providing that service including recovery of and a return on the pipeline's actual prudent historical cost of investment. Key determinants in the ratemaking process include the depreciated capital costs of the facilities, the costs of providing service, the allowed rate of return and income tax allowance, as well as volume throughput and contractual capacity commitment assumptions. On March 15, 2018, the FERC issued an order prohibiting MLP-owned pipelines from including an allowance for investor income tax liability in their cost-of-service based rates. Under its prior policy, the FERC had permitted all interstate pipelines to include an income tax allowance in the cost-of-service used as the basis for calculating their regulated recourse rates. On July 18, 2018, the FERC issued an order affirming the principal finding in the March order regarding income tax recovery and also clarifying the treatment of Accumulated Deferred Income Taxes (ADIT) in light of the prohibition on MLP income tax allowances. Challenges to these orders are currently pending in a consolidated proceeding before the U.S. Court of Appeals for the District of Columbia Circuit. On October 17, 2018, an intervenor filed a motion to hold the proceeding in abeyance. On October 24, 2018, the FERC filed a motion to dismiss the proceeding. The court has not acted on either motion at this time. We cannot currently predict when the court will act on these motions. Also on July 18, 2018, the FERC issued Order No. 849, adopting regulations requiring that natural gas pipelines submit a one-time report, Form 501-G, due in the fourth quarter of 2018. Rehearing of Order No. 849 has been requested and is currently pending before the FERC. For MLP-owned pipelines, the Form 501-G report calculates an earned rate of return on equity that attempts to identify potential cost of service of over-recovery arising from the Tax Cuts and Jobs Act, the FERC's prohibition of an income tax allowance for MLP-owned pipelines and the ADIT clarification. On December 28, 2018, Equitrans, L.P. filed its Form 501-G with the FERC. The FERC will evaluate these Form 501-G filings on a case-by-case basis and permit a limited or a general rate case initiated by pipelines, open an investigation, or take no further action. The FERC has initiated rate cases against at least four pipelines as a result of their respective Form 501-G filings. EQM cannot determine whether the FERC or any customer will initiate a rate case against Equitrans, L.P. as a result of its Form 501-G filing or for any other reason. The maximum applicable recourse rates and terms and conditions for service are set forth in the pipeline's FERC-approved tariff. Rate design and the allocation of costs also can affect a pipeline's profitability. While the ratemaking process establishes the maximum rate that can be charged, interstate pipelines such as EQM's transmission and storage system are permitted to discount their firm and interruptible rates without further FERC authorization down to a specified minimum level, provided they do not unduly discriminate. In addition, pipelines are allowed to negotiate different rates with their customers, as described later in this section.
Changes to rates or terms and conditions of service can be proposed by a pipeline company under Section 4 of the NGA, or the existing interstate transmission and storage rates or terms and conditions of service may be challenged by a complaint filed by interested persons including customers, state agencies or the FERC under Section 5 of the NGA. Rate increases proposed by a pipeline may be allowed to become effective subject to refund and/or a period of suspension, while rates or terms and conditions of service which are the subject of a complaint under Section 5 of the NGA are subject to prospective change by the FERC. Rate increases proposed by a regulated interstate pipeline may be challenged and such increases may ultimately be rejected by the FERC. Any successful challenge against existing or proposed rates charged for EQM's transmission and storage services could have a material adverse effect on its business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to EQM's unitholders, including the Company.
EQM's interstate pipeline may also use negotiated rates which could involve rates above or below the recourse rate or rates that are subject to a different rate structure than the rates specified in EQM's interstate pipeline tariffs, provided that the affected customers are willing to agree to such rates and that the FERC has approved the negotiated rate agreement. A prerequisite for allowing the negotiated rates is that negotiated rate customers must have had the option to take service under the pipeline's recourse rates. As of December 31, 2018, approximately 86% of the system's contracted firm transmission capacity was subscribed by customers under negotiated rate agreements under its tariff. Some negotiated rate transactions are designed to fix the negotiated rate for the term of the firm transportation agreement and the fixed rate is generally not subject to adjustment for increased or decreased costs occurring during the contract term.
FERC regulations also extend to the terms and conditions set forth in agreements for transmission and storage services executed between interstate pipelines and their customers. These service agreements are required to conform, in all material respects, with the form of service agreements set forth in the pipeline's FERC-approved tariff. In the event that the FERC finds that an agreement, in whole or part, is materially non-conforming, it could reject the agreement, require EQM to seek modification of the agreement or require EQM to modify its applicable tariff so that the non-conforming provisions are generally available to all customers.
FERC Regulation of Gathering Rates and Terms of Service
While the FERC does not generally regulate the rates and terms of service over facilities determined to be performing a natural gas gathering function, it has traditionally regulated rates charged by interstate pipelines for gathering services performed on the pipeline's own gathering facilities when those gathering services are performed in connection with jurisdictional interstate transmission facilities. EQM maintains rates and terms of service in its tariff for unbundled gathering services performed on its gathering facilities in connection with the transmission service. Just as with rates and terms of service for transmission and storage services, EQM's rates and terms of services for its FERC-regulated low-pressure gathering system may be challenged by complaint and are subject to prospective change by the FERC. Rate increases and changes to terms and conditions of service EQM proposes for its FERC-regulated low-pressure gathering service may be protested, and such increases or changes can be delayed and may ultimately be rejected by the FERC.
Section 1(b) of the NGA exempts certain natural gas gathering facilities from regulation by the FERC under the NGA. EQM believes that its high-pressure gathering systems meet the traditional tests the FERC has used to establish a pipeline's status as an exempt gatherer not subject to regulation as a natural gas company. However, the distinction between FERC-regulated transmission services and federally unregulated gathering services is often the subject of litigation in the industry, so the classification and regulation of these systems are subject to change based on future determinations by the FERC, the courts or the U.S. Congress.
Pipeline Safety and Maintenance
EQM's interstate natural gas pipeline system is subject to regulation by PHMSA. PHMSA has established safety requirements pertaining to the design, installation, testing, construction, operation and maintenance of gas pipeline facilities, including requirements that pipeline operators develop a written qualification program for individuals performing covered tasks on pipeline facilities and implement pipeline integrity management programs. These integrity management plans require more frequent inspections and other preventive measures to ensure safe operation of oil and natural gas transportation pipelines in HCAs, such as high population areas or facilities that are hard to evacuate and areas of daily concentrations of people.
Notwithstanding the investigatory and preventative maintenance costs incurred in EQM's performance of customary pipeline management activities, EQM may incur significant additional expenses if anomalous pipeline conditions are discovered or more stringent pipeline safety requirements are implemented. For example, in April 2016, PHMSA published a notice of proposed rulemaking addressing several integrity management topics and proposing new requirements to address safety issues for natural gas transmission and gathering lines. The proposed rule would strengthen existing integrity management requirements, expand assessment and repair requirements to pipelines in areas with medium population densities and extend regulatory requirements to onshore gas gathering lines that are currently exempt. Further, in June 2016, then-President Obama signed the Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2016 (the 2016 Pipeline Safety Act), extending PHMSA's statutory mandate under prior legislation through 2019. In addition, the 2016 Pipeline Safety Act empowered PHMSA to address imminent hazards by imposing emergency restrictions, prohibitions and safety measures on owners and operators of gas or hazardous liquid pipeline facilities without prior notice or an opportunity for a hearing and also required PHMSA to develop new safety standards for natural gas storage facilities by June 2018. Pursuant to those provisions of the 2016 Pipeline Safety Act, in October 2016 and December 2016, PHMSA issued two separate Interim Final Rules that expanded the agency's authority to impose emergency restrictions, prohibitions and safety measures and strengthened the rules related to underground natural gas storage facilities, including well integrity, wellbore tubing and casing integrity. The December 2016 Interim Final Rule, relating to underground gas storage facilities, went into effect in January 2017, with a compliance deadline in January 2018. PHMSA determined, however, that it will not issue enforcement citations to any operators for violations of provisions of the December 2016 Interim Final Rule that had previously been non-mandatory provisions of American Petroleum Institute Recommended Practices 1170 and 1171 until one year after PHMSA issues a final rule; however, no final rule has been issued. Additionally, in January 2017, PHMSA announced a new final rule regarding hazardous liquid pipelines, which increases the quality and frequency of tests that assess the condition of pipelines, requires operators to annually evaluate the existing protective measures in place for pipeline segments in HCAs, extends certain leak detection requirements for hazardous liquid pipelines not located in HCAs, and expands the list of conditions that require immediate repair. However, it is unclear when or if this rule will go into effect because, on January 20, 2017, the Trump Administration requested that all regulations that had been sent to the Office of the Federal Register, but were not yet published, be immediately withdrawn for further review. Accordingly, this rule has not become effective through publication in the Federal Register. The Company is monitoring and evaluating the effect of these and other emerging requirements on the EQM's operations.
States are generally preempted by federal law in the area of pipeline safety, but state agencies may qualify to assume responsibility for enforcing federal regulations over intrastate pipelines. They may also promulgate additive pipeline safety regulations provided that the state standards are at least as stringent as the federal standards. Although many of EQM's natural gas facilities fall within a class that is not subject to integrity management requirements, EQM may incur significant costs and liabilities associated with repair, remediation, preventive or mitigation measures associated with its non-exempt transmission pipelines. The costs, if any, for repair, remediation, preventive or mitigating actions that may be determined to be necessary as a result of the testing program, as well as lost cash flows resulting from shutting down EQM's pipelines during the pendency of such actions, could be material.
Should EQM fail to comply with DOT regulations adopted under authority granted to PHMSA, it could be subject to penalties and fines. PHMSA has the statutory authority to impose civil penalties for pipeline safety violations up to a maximum of approximately $200,000 per day for each violation and approximately $2 million for a related series of violations. This maximum penalty authority established by statute will continue to be adjusted periodically to account for inflation. In addition, EQM may be required to make additional maintenance capital expenditures in the future for similar regulatory compliance initiatives that are not reflected in its forecasted maintenance capital expenditures.
EQM believes that its operations are in substantial compliance with all existing federal, state and local pipeline safety laws and regulations. However, the adoption of new laws and regulations, such as those proposed by PHMSA, could result in significant added costs or delays in service or the termination of projects, which could have a material adverse effect on EQM and the Company in the future.
Environmental Matters
General. EQM's operations are subject to stringent federal, state and local laws and regulations relating to the protection of the environment. These laws and regulations can restrict or affect EQM's business activities in many ways, such as:

•	requiring the acquisition of various permits to conduct regulated activities;

•	requiring the installation of pollution-control equipment or otherwise restricting the way EQM can handle or dispose of its wastes;

•	limiting or prohibiting construction activities in sensitive areas, such as wetlands, coastal regions or areas inhabited by endangered or threatened species; and

•	requiring investigatory and remedial actions to mitigate or eliminate pollution conditions caused by EQM's operations or attributable to former operations.
In addition, EQM's operations and construction activities are subject to county and local ordinances that restrict the time, place or manner in which those activities may be conducted so as to reduce or mitigate nuisance-type conditions, such as, for example, excessive levels of dust or noise or increased traffic congestion.
Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of investigatory and remedial obligations and the issuance of orders enjoining future operations or imposing additional compliance requirements. Also, certain environmental statutes impose strict, and in some cases joint and several, liability for the cleanup and restoration of sites where hydrocarbons or wastes have been disposed or otherwise released regardless of the fault of the current site owner or operator. Consequently, EQM may be subject to environmental liability at its currently owned or operated facilities for conditions caused by others prior to its involvement.
EQM has implemented programs and policies designed to keep its pipelines and other facilities in compliance with existing environmental laws and regulations, and EQM does not believe that its compliance with such legal requirements will have a material adverse effect on its business, financial condition, results of operations, liquidity or ability to make quarterly cash distributions to its unitholders, including the Company. Nonetheless, the trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. Thus, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be significantly in excess of the amounts EQM currently anticipates. For example, in October 2015, the EPA revised the NAAQS for ozone from 75 parts per billion for the current 8-hour primary and secondary ozone standards to 70 parts per billion for both standards. The EPA may designate the areas in which EQM operates as nonattainment areas. States that contain any areas designated as nonattainment areas will be required to develop implementation plans demonstrating how the areas will attain the applicable standard within a prescribed period of time. These plans may require the installation of additional equipment to control emissions. In addition, in May 2016, the EPA finalized rules that impose volatile organic compound and methane emissions limits (and collaterally reduce methane emissions) on certain types of compressors and pneumatic pumps, as well as requiring the development and implementation of leak monitoring plans for compressor stations. The EPA finalized amendments to some requirements in these standards in March 2018 and September 2018, including rescission of certain requirements and revisions to other requirements such as fugitive emissions monitoring frequency. Compliance with these or other new regulations could, among other things, require installation of new emission controls on some of EQM's equipment, result in longer permitting timelines, and significantly increase EQM's capital expenditures and operating costs, which could adversely affect EQM's business. EQM tries to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance. While EQM believes that it is in substantial compliance with existing environmental laws and regulations, there is no assurance that the current conditions will continue in the future.
The following is a discussion of several of the material environmental laws and regulations, as amended from time to time, that relate to EQM's business.
Hazardous Substances and Waste. CERCLA and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a "hazardous substance" into the environment. These persons include current and prior owners or operators of the site where a release of hazardous substances occurred and companies that transported, disposed or arranged for the transportation or disposal of the hazardous substances found at the site. Under CERCLA, these "responsible persons" may be subject to strict and joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. EQM generates materials in the course of its ordinary operations that are regulated as "hazardous substances" under CERCLA or similar state laws and, as a result, may be jointly and severally liable under CERCLA, or such laws, for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment.
EQM also generates solid wastes, including hazardous wastes, which are subject to the requirements of RCRA, and comparable state statutes. While RCRA regulates both solid and hazardous wastes, it imposes strict requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. In the ordinary course of EQM's operations, EQM generates wastes constituting solid waste and, in some instances, hazardous wastes. While certain petroleum production wastes are excluded from RCRA's hazardous waste regulations, it is possible that these wastes will in the future be designated as "hazardous wastes" and be subject to more rigorous and costly disposal requirements, which could have a material adverse effect on EQM's maintenance capital expenditures and operating expenses.
EQM owns, leases or operates properties where petroleum hydrocarbons are being or have been handled for many years. EQM has generally utilized operating and disposal practices that were standard in the industry at the time, although petroleum hydrocarbons or other wastes may have been disposed of or released on or under the properties owned, leased or operated by EQM, or on or under the other locations where these petroleum hydrocarbons and wastes have been transported for treatment or disposal. In addition, certain of these properties have been operated by third parties whose treatment and disposal or release of petroleum hydrocarbons and other wastes were not under EQM's control. These properties and the wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under these laws, EQM could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to perform remedial operations to prevent future contamination.
Air Emissions. The federal Clean Air Act and comparable state laws and regulations restrict the emission of air pollutants from various industrial sources, including EQM's compressor stations, and also impose various monitoring and reporting requirements. Such laws and regulations may require that EQM obtain pre-approval for the construction or modification of certain projects or facilities, obtain and strictly comply with air permits containing various emissions and operational limitations and utilize specific emission control technologies to limit emissions. EQM's failure to comply with these requirements could subject it to monetary penalties, injunctions, conditions or restrictions on operations and, potentially, criminal enforcement actions. EQM may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining permits and approvals for air emissions. Compliance with these requirements may require modifications to certain of EQM's operations, including the installation of new equipment to control emissions from EQM's compressors that could result in significant costs, including increased capital expenditures and operating costs, and could adversely affect EQM's business.
Climate Change. Legislative and regulatory measures to address climate change and GHG emissions are in various phases of discussion or implementation. The EPA regulates GHG emissions from new and modified facilities that are potential major sources of criteria pollutants under the Clean Air Act's Prevention of Significant Deterioration and Title V programs.
The U.S. Congress, along with federal and state agencies, has considered measures to reduce the emissions of GHGs. Legislation or regulation that restricts carbon emissions could increase EQM's cost of environmental compliance by requiring EQM to install new equipment to reduce emissions from larger facilities and/or purchase emission allowances. Climate change and GHG legislation or regulation could also delay or otherwise negatively affect efforts to obtain permits and other regulatory approvals with regard to existing and new facilities or impose additional monitoring and reporting requirements. For example, in October 2015, the EPA expanded the petroleum and natural gas system sources for which annual GHG emissions reporting would be required. Additionally, several states are pursuing similar measures to regulate emissions of GHGs from new and existing sources. If implemented, such restrictions may result in additional compliance obligations with respect to, or taxes on the release, capture and use of GHGs that could have an adverse effect on EQM's operations. Conversely, legislation or regulation that sets a price on or otherwise restricts carbon emissions could also benefit EQM by increasing demand for natural gas because the combustion of natural gas results in substantially fewer carbon emissions per Btu of heat generated than other fossil fuels such as coal. The effect on EQM of any new legislative or regulatory measures will depend on the particular provisions that are ultimately adopted.
Water Discharges. The federal Clean Water Act and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants or dredged and fill material into state waters as well as waters of the United States, including adjacent wetlands. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of permits issued by the EPA, the U.S. Army Corps of Engineers (U.S. Army Corps) or an analogous state agency. In September 2015, new EPA and U.S. Army Corps rules defining the scope of the EPA's and the U.S. Army Corps' jurisdiction became effective (the 2015 Clean Water Rule). But the 2015 Clean Water Rule was promptly challenged in courts and was enjoined by judicial action in some states. Further, it has been delayed in effectiveness through agency rulemaking until February 6, 2020 nationwide. In December 2018, the EPA and the U.S. Army Corps of Engineers issued a proposed rule narrowing the scope of the Clean Water Act's jurisdiction. To the extent that any future rules expand the scope of the Clean Water Act's jurisdiction, EQM could face increased costs and delays with respect to obtaining permits for activities in jurisdictional waters, including wetlands.
Spill prevention, control and countermeasure requirements of federal laws require appropriate containment berms and similar structures to help prevent the contamination of regulated waters in the event of a hydrocarbon spill, rupture or leak. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws. EQM believes that compliance with existing permits and foreseeable new permit requirements will not have a material adverse effect on its business, financial condition, results of operations, liquidity or ability to make quarterly cash distributions to its unitholders, including the Company.
National Environmental Policy Act. The construction of interstate natural gas transportation pipelines pursuant to the NGA requires authorization from the FERC. The FERC actions are subject to the National Environmental Policy Act (NEPA). NEPA requires federal agencies, such as the FERC, to evaluate major federal actions having the potential to significantly affect the environment. In the course of such evaluations, an agency will either prepare an environmental assessment that assesses the potential direct, indirect and cumulative effects of a proposed project or, if necessary, a more detailed Environmental Impact Statement. Any proposed plans for future construction activities that require FERC authorization will be subject to the requirements of NEPA. This process has the potential to significantly delay or limit, and increase the cost of, development of midstream infrastructure.
Endangered Species Act. The federal Endangered Species Act (ESA) restricts activities that may adversely affect endangered and threatened species or their habitats. Federal agencies are required to ensure that any action authorized, funded or carried out by them is not likely to jeopardize the continued existence of listed species or modify their critical habitat. While some of EQM's facilities are located in areas that are designated as habitats for endangered or threatened species, EQM believes that it is in substantial compliance with the ESA. The designation of previously unprotected species as being endangered or threatened, or the designation of previously unprotected areas as a critical habitat for such species, could cause EQM to incur additional costs, result in delays in construction of pipelines and facilities, or cause EQM to become subject to operating restrictions in areas where the species are known to exist. For example, the U.S. Fish and Wildlife Service continues to receive hundreds of petitions to consider listing additional species as endangered or threatened and is being regularly sued or threatened with lawsuits to address these petitions. Some of these legal actions may result in the listing of species located in areas in which EQM operates.
Employee Health and Safety. EQM is subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act (OSHA) and comparable state statutes, whose purpose is to protect the health and safety of workers. In addition, the OSHA hazard communication standard, the EPA community "right-to-know" regulations and comparable state laws and regulations require that information be maintained concerning hazardous materials used or produced in EQM's operations and that this information be provided to employees, state and local government authorities and citizens. EQM believes that it is in substantial compliance with all applicable laws and regulations relating to worker health and safety.
Seasonality
Weather affects natural gas demand for power generation and heating purposes. Peak demand for natural gas typically occurs during the winter months as a result of the heating load.
Employees
The Company and its subsidiaries had 770 employees as of December 31, 2018; none are subject to a collective bargaining agreement.
Availability of Reports
The Company makes certain filings with the SEC, including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments and exhibits to those reports, available free of charge through its website, www.equitransmidstream.com, as soon as reasonably practicable after they are filed with or furnished to the SEC. Reports filed with the SEC are also available on the SEC's website at http://www.sec.gov.
Jurisdiction and Year of Formation
The Company is a Pennsylvania corporation formed in May 2018 in connection with the Separation.
Item 1A.    Risk Factors
In addition to the other information contained in this Annual Report on Form 10-K, the following risk factors should be considered in evaluating the Company's business and future prospects. The following discussion of risk factors contains forward-looking statements. These risk factors may be important for understanding any statement in this Annual Report on Form 10-K or elsewhere. The following information should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" and the financial statements and accompanying notes included in "Item 8. Financial Statements and Supplementary Data." Note that additional risks not presently known to us or that are currently considered immaterial may also have a negative impact on our business and operations. If any of the events or circumstances described below actually occurs, the Company's business, financial condition, results of operations, liquidity or ability to pay dividends could suffer and the trading price of our common stock could decline.
Because of the following factors, as well as other variables affecting the Company's results of operations, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.
Risks Related to an Investment in Us
Our only cash-generating assets are our ownership interests in EQM, and our cash flow is therefore completely dependent upon the ability of EQM to make quarterly cash distributions to its partners, including us.
The amount of cash we have available for dividends depends primarily on EQM's cash flow and not solely on EQM's profitability, which is affected by non-cash items. As a result, EQM may make cash distributions during periods when EQM records a loss for financial reporting purposes and may not make cash distributions during periods when EQM records net earnings for financial reporting purposes.

The amount of cash that EQM can distribute each quarter to its partners, including us, principally depends upon the amount of cash EQM generates from its operations, which will fluctuate from quarter to quarter based on, among other things:

•	the rates EQM charges for EQM's gathering, transmission, storage and water services;

•	the level of firm gathering, transmission and storage capacity sold and volumes of natural gas EQM gathers, transports and stores for its customers;

•	the volume of water delivered to its customers and the cost of water;

•
regional, domestic and foreign supply and perceptions of supply of natural gas; the level of demand and perceptions of demand in EQM's end-use markets; and actual and anticipated future prices of natural gas and other commodities (and the volatility thereof), which may affect EQM's ability to renew and replace firm gathering, transmission and storage agreements;

•	the effect of seasonal variations in temperature on the amount of natural gas that EQM gathers, transports and stores;

•	the level of competition from other midstream energy companies in EQM's geographic markets;

•	the creditworthiness of EQM's customers;

•	restrictions contained in EQM's joint venture agreements;

•	the amount and timing of distributions received by EQM under its joint venture agreements;

•	the level of EQM's operating, maintenance and general and administrative costs;

•	costs of alternative fuel sources;

•
regulatory action affecting the supply of, or demand for, natural gas, the rates EQM can charge on its assets, how EQM contracts for services, EQM's existing contracts, EQM's operating costs and EQM's operating flexibility; and

•	prevailing market conditions.
In addition, the actual amount of cash EQM will have available for distribution will depend on other factors, including:

•	the level and timing of capital expenditures and capital contributions EQM makes;

•	the level of EQM's operating and maintenance and general and administrative expenses;

•
the ability of EQM to successfully identify and consummate joint ventures and other transactions, including strategic acquisitions, if any, and to successfully integrate those acquisitions into EQM's business;

•	EQM's debt service requirements and other liabilities;

•	fluctuations in EQM's working capital needs;

•	EQM's ability to borrow funds and access capital markets on satisfactory terms;

•	restrictions on distributions contained in EQM's debt agreements;

•	the amount of EQM's cash reserves; and

•	other business risks affecting EQM's cash levels.
Because of these factors, EQM may not have sufficient available cash (as defined in EQM's partnership agreement) each quarter to pay quarterly distributions at its most recently announced fourth quarter 2018 distribution amount of $1.13 per unit or any other amount. The amount of cash that EQM has available for distribution depends primarily upon its cash flow, including cash flow from operations and working capital borrowings, and is not solely a function of profitability, which will be affected by non-cash items. As a result, EQM may be able to make cash distributions when it records losses for financial accounting purposes and may not be able to make cash distributions during periods when it records net income for financial accounting purposes. Please read "Item 1A. Risk Factors – Risks Related to EQM's Business" for a discussion on risks affecting EQM's ability to generate cash flow.

The tax treatment of EQM depends on its status as a partnership for U.S. federal income tax purposes, as well as it not being subject to a material amount of entity-level taxation by individual states. If the IRS were to treat EQM as a corporation or if EQM becomes subject to additional amounts of entity-level taxation for state or foreign tax purposes, it would reduce the amount of cash available for distribution to us.
We own, directly or indirectly, a 1.2% general partner interest, all of the IDRs and a 30.6% limited partner interest in EQM. Following the completion of the EQM IDR Transaction, we expect to own, directly or indirectly, a 59.9% limited partner interest in EQM, which we expect will consist of 117,245,455 EQM common units and 7 million Class B units. Accordingly, the value of our investment in EQM, as well as the anticipated after-tax economic benefit of an investment in our shares, depends largely on EQM being treated as a partnership for federal income tax purposes, which requires that 90% or more of EQM's gross income for every taxable year consist of qualifying income, as defined in Section 7704 of the Code.
Despite the fact that EQM is a limited partnership under Delaware law and has not elected to be treated as a corporation for federal income tax purposes, it is possible, under certain circumstances, for EQM to be treated as a corporation for federal income tax purposes. A change in EQM's business could cause EQM to be treated as a corporation for federal income tax purposes or otherwise subject EQM to federal income taxation as an entity. For example, EQM would be treated as a corporation if less than 90% of EQM's gross income for any taxable year consists of "qualifying income" within the meaning of Section 7704 of the Code.
If EQM was treated as a corporation for federal income tax purposes, EQM would pay federal income tax on its taxable income at the corporate tax rate, which is currently 21% and would likely pay state income taxes at varying rates. Distributions to EQM's partners (including us) would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to EQM's partners. Because a tax would be imposed upon EQM as a corporation, its cash available for distribution would be substantially reduced. Therefore, treatment of EQM as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to us, likely causing a substantial reduction in the value of our shares.
Current law may change, causing EQM to be treated as a corporation for federal income tax purposes or otherwise subjecting EQM to entity-level taxation. In addition, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of any entity-level taxes on EQM will reduce its cash available for distribution to its partners.
EQM's partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects EQM to taxation as a corporation or otherwise subjects EQM to entity-level taxation for federal income tax purposes, EQM's minimum quarterly distribution and target distribution amounts will be adjusted to reflect the impact of that law on EQM. If this were to happen, the amount of distributions we receive from EQM and our resulting cash flows could be reduced substantially, which would adversely affect our ability to pay dividends.
The tax treatment of publicly traded partnerships such as EQM could be subject to potential legislative, judicial, or administrative changes and differing interpretations, possibly on a retroactive basis.
The present U.S. federal income tax treatment of publicly traded partnerships, including EQM, may be modified by legislative, judicial, or administrative changes, or interpretations of applicable law at any time. Any modifications to the U.S. federal income tax laws that may be applied retroactively or prospectively could make it more difficult or impossible to meet the expectation of future cash distributions or reduce the cash available for dividends to our shareholders. For example, from time to time, members of the U.S. Congress propose and consider such substantive changes to the existing federal income tax laws that affect publicly traded partnerships. If enacted, the proposals could eliminate the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which EQM relies for its treatment as a partnership for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted, but it is possible that a change in law could affect EQM and may, if enacted, be applied retroactively. Any such changes could negatively impact the value of our direct or indirect investments in EQM, and therefore our shares.
If the IRS makes audit adjustments to EQM's income tax returns for tax years beginning after 2017, the IRS (and some states) may assess and collect any resulting taxes (including any applicable penalties and interest) directly from EQM, in which case EQM may require its unitholders (including us) and potentially former unitholders to reimburse EQM for such payment or, if EQM is required to bear such payment, EQM's cash available for distribution to its unitholders (including us) might be substantially reduced.
Pursuant to the Bipartisan Budget Act of 2015, if the IRS makes audit adjustments to EQM's income tax return for tax years beginning after 2017, the IRS (and some states) may assess and collect any resulting taxes (including any applicable interest and penalties) directly from EQM. EQM will have a limited ability to shift any such tax liability to its general partner and unitholders, including us, in accordance with their interests in EQM during the year under audit, but there can be no assurance that EQM will be able to (or will choose to) do so under all circumstances, or that EQM will be able to (or choose to) effect corresponding shifts in state income or similar tax liability resulting from the IRS adjustment in states in which EQM does business in the year under audit or in the adjustment year. If EQM makes payments of taxes, penalties and interest resulting from audit adjustments, EQM may require its unitholders, including us, and potentially former unitholders to reimburse it for such payment or, if EQM is required to bear such payment, EQM's cash available for distribution to its unitholders, including us, might be substantially reduced. Additionally, EQM may be required to allocate an adjustment disproportionately among its unitholders, causing its publicly traded units to have different capital accounts, which could negatively impact the value of our investment in EQM, unless the IRS issues further guidance.
In the event the IRS makes an audit adjustment to EQM's income tax returns and EQM does not or cannot shift the liability to its unitholders in accordance with their interests in EQM during the year under audit, EQM will generally have the ability to request that the IRS reduce the determined underpayment by reducing the suspended passive loss carryovers of EQM's unitholders (without any compensation from EQM to such unitholders), to the extent such underpayment is attributable to a net decrease in passive activity losses allocable to certain partners. Such reduction, if approved by the IRS, will be binding on any affected unitholders.
If in the future we cease to manage and control EQM, we may be deemed to be an investment company under the Investment Company Act of 1940.
If we cease to manage and control EQM, and as a result we are deemed to be an investment company under the Investment Company Act of 1940 (the Investment Company Act), we will either have to register as an investment company under the Investment Company Act, obtain exemptive relief from the SEC or modify our organizational structure or our contractual rights to fall outside the definition of an investment company. Registering as an investment company could, among other things, materially limit our ability to engage in transactions with affiliates, including the purchase and sale of certain securities or other property to or from our affiliates, restrict our ability to borrow funds or engage in other transactions involving leverage, require us to add additional directors who are independent of us and our affiliates, and adversely affect the price of our common stock.
EQM may issue additional limited partner interests or other equity securities, which may increase the risk that EQM will not have sufficient available cash to maintain or increase its cash distribution level.
EQM has wide latitude to issue additional limited partner interests on the terms and conditions established by its general partner. The value of our stock price has a correlation to the value of the EQM limited partner interests that we hold. Additional EQM limited partner interest issuances will have a dilutive effect on EQM's earnings per unit, which could adversely affect the market price of EQM's common unit price. If EQM were to issue additional limited partnership interests it would have a dilutive effect on our economic interests in EQM.
The credit and risk profile of EQM could adversely affect our credit ratings and risk profile, which could increase our borrowing costs or hinder our ability to raise capital.
The credit and business risk profiles of EQM may be factors considered in credit evaluations of us. This is because our only cash-generating assets are our ownership interests in EQM, and our cash flow is therefore completely dependent upon the ability of EQM to make quarterly cash distributions to its partners, including us. Due to our relationship with EQM, our ability to access the capital markets, or the pricing or other terms of any capital markets transactions, may be adversely affected by any impairments to EQM's financial condition, including the degree of its financial leverage or adverse changes in its credit ratings.  Any material limitations on our ability to access capital as a result of adverse changes at EQM could limit our ability to obtain future financing under favorable terms, or at all, or could result in increased financing costs in the future.  Similarly, material adverse changes at EQM could negatively impact our share price, limiting our ability to raise capital through equity issuances or debt financing, could negatively affect our ability to engage in, expand or pursue our business activities, and could also prevent us from engaging in certain transactions that might otherwise be considered beneficial to us.
If EQM's unitholders remove the EQM General Partner, we would lose our general partner interest and our ability to manage EQM.
We currently manage EQM through the EQM General Partner, our wholly-owned subsidiary and the general partner of EQM. EQM's partnership agreement, however, gives unitholders of EQM the right to remove the EQM General Partner upon the affirmative vote of holders of 66 2⁄3% of EQM's outstanding units. If the EQM General Partner were to be removed as general partner of EQM, we would lose our ability to manage EQM. If we lose our ability to manage EQM, the successor general partner of EQM may change EQM's operations in a manner that could have a material impact on EQM's financial condition, liquidity and results of operations and may also reduce distributions to EQM's unitholders, all of which could have a material impact on our financial condition, liquidity and results of operations. A reduction in EQM's distributions will adversely affect the amount of cash distributions we receive and our ability to declare dividends to our shareholders.
Our ability to sell our partnership interests in EQM may be limited by securities law restrictions and liquidity constraints.
We beneficially own 37,245,455 EQM common units, representing a 30.6% limited partner interest in EQM, all of which are unregistered and restricted securities, within the meaning of Rule 144 under the Securities Act of 1933, as amended (the Securities Act). Unless we exercise our registration rights with respect to these common units, we will be limited in our ability to sell our EQM common units in the public market.
Our stock price may fluctuate significantly.
The market price of our common stock may decline or fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

•	actual or anticipated fluctuations in our or EQM's operating results;

•	flat or slow growth in the production of natural gas in EQM's areas of operation;

•	declining operating revenues derived from EQM's core business;

•	any further delays to the MVP in-service date or further MVP cost increases;

•	the gain or loss of significant customers;

•	additions or departures of key personnel;

•	the operating and stock price performance of companies that investors deem comparable to us;

•	changes in the regulatory and legal environment under which we operate;

•	market conditions in the oil-and-gas industry and domestic and worldwide economy as a whole;

•	changes in recommendations by securities analysts;

•	news reports relating to trends, concerns and other issues in the energy, gas and water industries;

•	new technology used, or services offered, by competitors;

•	perceptions in the marketplace regarding us, our competitors, and/or our customers;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

•	failure to identify or integrate acquisitions or realize anticipated benefits from acquisitions, business combinations, strategic partnerships or joint ventures;

•	changes in our, EQM's or EQT's credit ratings;

•	additional investments from third parties; and

•	issuance of additional shares of our common stock.
General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, could also cause our stock price to decrease regardless of operating results.
Our stock price may be adversely affected by dispositions of our common stock by significant shareholders, including EQT.
Following the Distribution, EQT retained 19.9% of the outstanding shares of our common stock. EQT publicly disclosed that it currently plans to dispose of all of our common stock that it retained after the Distribution, which may include dispositions through one or more subsequent exchanges for debt or a sale of such shares for cash as soon as practical following the Distribution consistent with the business reasons for the retention of those shares, but in no event later than five years after the Distribution. We agreed that, upon the request of EQT, we will use commercially reasonable efforts to effect a registration under applicable U.S. federal and state securities laws of any shares of our common stock retained by EQT. See "Item 13. Certain Relationships and Related Party Transactions and Director Independence." Any disposition by EQT, or any significant shareholder, of our common stock in the public market, or the perception that such dispositions could occur, could adversely affect prevailing market prices for our common stock.
Our ability to meet our financial needs may be adversely affected by our lack of operational assets.
Our only cash-generating assets are partnership interests in EQM, and we currently have no independent operations separate from those of EQM. A reduction in EQM's distributions will affect the amount of cash distributions we receive and the amount of cash we will be able to distribute to our shareholders. Given that our only cash-generating assets are partnership interests in EQM, we may not have enough cash to meet our needs if any of the following events occur:

•	an increase in our operating expenses;

•	an increase in our general and administrative expenses;

•	an increase in our working capital requirements; or

•	an increase in the cash needs of EQM or its subsidiaries that reduces EQM's distributions.
Additionally, we may over time reduce our partnership interests in EQM, which would have the effect of reducing EQM's cash distributions to us.
Our indebtedness, and restrictions under the agreements governing our indebtedness, could adversely affect our operating flexibility, business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders.
Our level of debt could have important consequences to us, including the following:

•
Our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired, or such financing may not be available on favorable terms;

•	Our funds available for operations, future business opportunities and dividends to shareholders will be reduced by that portion of our cash flow required to service our debt;

•	We may be more vulnerable to competitive pressures or a downturn in our business or the economy generally; and

•	Our flexibility in responding to changing business and economic conditions may be limited.
Our ability to service our debt will depend principally on receiving distributions from EQM which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our or EQM's control. See "– Risks Related to EQM's Business."
In addition, our debt agreements contain, and future debt agreements may contain, various covenants and restrictive provisions that could limit our ability to, among other things:

•	incur or guarantee additional debt;

•	make distributions on or redeem or repurchase common stock;

•	make certain investments;

•	incur or permit liens on assets;

•	enter into certain types of transactions with affiliates;

•	enter into certain mergers or acquisitions; and

•	dispose of certain of our assets.
Our $100 million revolving credit facility and our $600 million term loan credit facility each contain a covenant (that is suspended during the continuance of either the Company or the term loans under the term loan facility obtaining and maintaining an investment grade rating from two of Moody's Investors Service (Moody's), Standard & Poor's Ratings Service (S&P) and Fitch Ratings Service (Fitch), in each case with a stable or better outlook) requiring us to maintain a debt service coverage ratio of not more than 1.10 to 1.00. Our $100 million revolving credit facility contains a covenant requiring us to maintain a consolidated leverage ratio of not more than 3.50 to 1.00. Our $600 million term loan credit facility contains a covenant (that is suspended during the continuance of either the Company or the term loans under the term loan facility obtaining and maintaining an investment grade rating from two of Moody's, S&P and Fitch, in each case with a stable or better outlook) requiring us to make quarterly prepayments based on a variable percentage of excess cash flow, ranging from 50% to 0% depending on the Company's consolidated net leverage ratio. None of these covenants are currently suspended. Our ability to comply with restrictions and covenants may be affected by events beyond our control and we cannot assure our shareholders that we will comply with these covenants. In addition, our $100 million revolving credit facility and our $600 million term loan credit facility contain events of defaults customary for such facilities, including the occurrence of a change of control.
The provisions of our debt agreements may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our debt agreements could result in an event of default, which could enable our lenders to, subject to the terms and conditions of the applicable agreement, declare any outstanding principal of such debt, together with accrued and unpaid interest, to be immediately due and payable. Our debt agreements also contain a cross default provision that applies to any other indebtedness we may have exceeding an aggregate principal amount of $25 million. Our only cash-generating assets are our ownership interests in EQM and if the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and our shareholders could experience a partial or total loss of their investments.
In addition, our indebtedness or our subsidiaries' indebtedness may be viewed negatively by credit rating agencies, which could result in increased costs for us to access the capital markets. Any future downgrade of the debt issued by us or our subsidiaries could significantly increase our capital costs or adversely affect our ability to raise capital in the future.
We cannot guarantee the timing, amount or payment of dividends on our common stock.
Although we expect to pay regular cash dividends, the timing, declaration, amount and payment of future dividends to shareholders will fall within the discretion of our Board of Directors (the Board). The Board's decisions regarding the payment of dividends will depend on many factors, such as our financial condition, earnings, capital requirements, any debt service obligations and covenants associated with such debt service obligations, industry practice, legal requirements, regulatory constraints and other factors that the Board deems relevant. Because our only source of operating cash flow consists of cash distributions from EQM, the amount of dividends we are able to pay to our shareholders may fluctuate based on the level of distributions EQM makes to its partners, including us. We cannot assure you that EQM will continue to make quarterly cash distributions at its most recently announced fourth quarter 2018 distribution amount of $1.13 per unit or any other amount or increase its quarterly distributions in the future. In addition, while we would expect to increase or decrease dividends to our shareholders if EQM were to increase or decrease distributions to unitholders, the timing and amount of such changes in dividends, if any, would not necessarily be comparable to the timing and amount of any changes in distributions made by EQM to us. Various factors, such as reserves established by the Board of Directors of the EQM General Partner, may affect the distributions EQM makes to its unitholders, including us. In addition, prior to making any distributions to its unitholders, EQM will reimburse the EQM General Partner and its affiliates for all direct and indirect expenses incurred by us and certain of our affiliates on its behalf. The EQM General Partner will determine the amount of these reimbursed expenses. The reimbursement of these expenses could adversely affect the amount of distributions EQM makes to its unitholders, including us.
Your percentage of ownership in us may be diluted in the future.
Your percentage ownership in us may be diluted because of equity awards that we grant to our directors, officers and employees or otherwise as a result of equity issuances for acquisitions or capital market transactions. Our Management Development and Compensation Committee has authority to grant share-based awards to our employees under our employee benefit plans. Such awards will have a dilutive effect on our earnings per share, which could adversely affect the market price of our common stock. From time to time, we will issue share-based awards to our employees under our employee benefits plans.
In addition, our Amended and Restated Articles of Incorporation authorize us to issue, without the approval of our shareholders, one or more classes or series of preferred stock that have such designations, powers, preferences and relative, participating, optional and other special rights, including preferences over our common stock respecting dividends and distributions, as our Board generally may determine.
The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. As discussed under "– The Board has adopted a shareholder rights agreement, which could delay or discourage a merger, tender offer, or assumption of control of the Company not approved by the Board," on November 13, 2018, our Board declared a dividend of one Right (as defined below) for each outstanding share of our common stock and adopted the Rights Plan (as defined below). If issued, the Preferred Stock (as defined below) issuable upon the exercise of the Rights will have a dilutive effect on the voting power and could reduce the value of our common stock.

Similarly, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred stock could affect the residual value of our common stock.
Anti-takeover provisions contained in our Amended and Restated Articles of Incorporation and Amended and Restated Bylaws, as well as provisions of Pennsylvania law, could impair an attempt to acquire us.
Our Amended and Restated Articles of Incorporation and Amended and Restated Bylaws contain provisions that could have the effect of rendering more difficult or discouraging an acquisition of us deemed undesirable by our Board. These include provisions:

•	requiring the vote of the holders of not less than 80% of the combined voting power of the then-outstanding shares of capital stock for the approval of certain transactions;

•
requiring the vote of the holders of not less than 80% of the combined voting power of the then-outstanding shares of capital stock to amend our articles of incorporation and bylaws, under certain circumstances;

•	authorizing blank check preferred stock, which we could issue with voting, liquidation, dividend and other rights superior to those of our common stock;

•	limiting the liability of, and providing indemnification to, our directors and officers;

•
specifying that our shareholders may take action only at a duly called annual or special meeting of shareholders and otherwise in accordance with our bylaws and prohibiting our shareholders from calling special meetings;

•	requiring advance notice of proposals by our shareholders for business to be conducted at shareholder meetings and for nominations of candidates for election to our Board; and

•	controlling the procedures for conduct of our Board and shareholder meetings and election, appointment and removal of our directors.
These provisions, alone or together, could deter or delay hostile takeovers, proxy contests and changes in control or management of us. As a Pennsylvania corporation, we are also subject to provisions of Pennsylvania law, including certain provisions of Chapter 25 of the Pennsylvania Business Corporation Law (PBCL), which prevents some shareholders from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock.
Any provision of our Amended and Restated Articles of Incorporation or Amended and Restated Bylaws or Pennsylvania law that has the effect of delaying or deterring a change in control of us could limit the opportunity for our shareholders to receive a premium for their shares of our common stock and also could affect the price that some investors are willing to pay for our common stock.
The Board has adopted a shareholder rights agreement, which could delay or discourage a merger, tender offer, or assumption of control of the Company not approved by the Board.
On November 13, 2018, the Board declared a dividend of one preferred share purchase right (Right) for each outstanding share of Equitrans Midstream common stock and adopted a shareholder rights plan as set forth in the rights agreement (the Rights Agreement), dated as of November 13, 2018, by and between Equitrans Midstream and American Stock Transfer & Trust Company, LLC, as rights agent. The dividend was paid on November 23, 2018 to Equitrans Midstream shareholders of record as of the close of business on November 23, 2018.
The Rights Agreement was adopted to assist the Board in managing the period immediately following the Separation and Distribution, by protecting against creeping accumulations or other share acquisition activity that the Board believes would not be in the best interest of shareholders. The Rights Agreement imposes a significant penalty upon any person or group that acquires 10% (or 15% in the case of a 13G Investor, as defined in the Rights Agreement, or 20% in the case of EQT and a single permitted transferee of the Retained Interest) or more of the outstanding shares of our common stock without the approval of the Board. The Rights Agreement should not interfere with any merger or other business combination approved by the Board. The Rights Agreement will expire on March 31, 2019, unless earlier redeemed by us.

Upon certain triggering events, each Right would entitle the holder to purchase from us one one-hundredth (subject to adjustment) of one share of Series A Junior Participating Preferred Stock, without par value (Preferred Stock), of the Company at an exercise price of $100 (the Exercise Price) per one one-hundredth of a share of Preferred Stock. The following are the potential consequences of a person or group becoming an Acquiring Person, as defined in the Rights Agreement:

•
Flip In. If a person or group becomes an Acquiring Person, all holders of Rights, except the Acquiring Person, may, for the Exercise Price, purchase shares of our common stock with a market value of $200, based on the market price of our common stock prior to such acquisition.

•
Exchange. After a person or group becomes an Acquiring Person, but before an Acquiring Person owns 50% or more of the outstanding shares of our common stock, the Board may extinguish the Rights by exchanging one share of our common stock, or an equivalent security, for each Right other than the Rights held by the Acquiring Person.

•
Flip Over. If the Company is later acquired in a merger or similar transaction after the date that the Rights become exercisable, all holders of Rights, except the Acquiring Person may, for the Exercise Price, purchase shares of the acquiring corporation with a market value of $200 based on the market price of the acquiring corporation's stock prior to such transaction.

The Rights Plan could render more difficult or discourage a merger, tender offer or assumption of control of the Company that is not approved by the Board.
Our Amended and Restated Bylaws designate the state and federal courts sitting in the judicial district of the Commonwealth of Pennsylvania embracing the county in which our registered office is located as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders, which could discourage lawsuits against us and our directors and officers.
Our Amended and Restated Bylaws provide that, unless our Board otherwise determines, the state and federal courts sitting in the judicial district of the Commonwealth of Pennsylvania embracing the county in which our registered office is located will be the sole and exclusive forum for any derivative action or proceeding brought on behalf of us, any action asserting a claim of breach of a fiduciary duty owed by any director or officer or other employee of ours to us or our shareholders, any action asserting a claim against us or any director or officer or other employee of us arising pursuant to any provision of the PBCL or our Amended and Restated Articles of Incorporation or Amended and Restated Bylaws or any action asserting a claim against us or any director or officer or other employee of ours governed by the internal affairs doctrine. This exclusive forum provision may limit the ability of our shareholders to bring a claim in a judicial forum that such shareholders find favorable for disputes with us or our directors or officers, which may discourage such lawsuits against us and our directors and officers. Alternatively, if a court outside of Pennsylvania were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, results of operations and financial condition.
The loss of key personnel could adversely affect our ability to execute our strategic, operational and financial plans.
Our operations are dependent upon key management and technical personnel, and one or more of these individuals could leave our employment. The unexpected loss of the services of one or more of these individuals could have a detrimental effect on us. In addition, the success of our operations will depend, in part, on our ability to identify, attract, develop and retain experienced personnel. There is competition within our industry for experienced technical personnel and certain other professionals, which could increase the costs associated with identifying, attracting and retaining such personnel. If we cannot identify, attract, develop and retain our technical and professional personnel or attract additional experienced technical and professional personnel, our ability to compete could be harmed.
Cyber incidents may adversely impact our operations.
Our business has become increasingly dependent upon digital technologies, including information systems, infrastructure and cloud applications, to operate our businesses, and the maintenance of our financial and other records has long been dependent upon such technologies. The U.S. government has issued public warnings that indicate that energy assets might be specific targets of cyber security threats. Deliberate attacks on, or unintentional events affecting, our systems or infrastructure, the systems or infrastructure of third parties or the cloud could lead to corruption or loss of our proprietary data and potentially sensitive data, delays of delivery of natural gas and NGLs, difficulty in completing and settling transactions, challenges in maintaining our books and records, communication interruptions, environmental damage, personal injury, property damage and other operational disruptions, as well as damage to our reputation, financial condition and cash flows. Further, as cyber incidents continue to evolve, we may be required to expend additional resources to continue to modify or enhance protective measures or to investigate and remediate any vulnerability to cyber incidents. In addition, new U.S. laws and regulations governing data privacy and the unauthorized disclosure of personal information may potentially elevate our compliance costs. Any failure by us to comply with these laws and regulations, including as a result of a cyber incident, could result in significant penalties and liability to us. Additionally, if we acquire a company that has violated or is not in compliance with applicable data protection laws, we may incur significant liabilities and penalties as a result.
The EQM General Partner owes duties to EQM's unitholders that may conflict with our interests, including in connection with the terms of contractual agreements, the determination of cash distributions to be made by EQM, and the determination of whether EQM should make acquisitions and on what terms, and the duties of our officers and directors may conflict with their duties as officers and/or directors of the EQM General Partner.
Conflicts of interest exist and may arise in the future as a result of the relationships between us and our affiliates, including the EQM General Partner, on the one hand, and EQM, on the other hand. For example, conflicts of interest may arise in connection with the following:

•	the terms and conditions of any contractual agreements between us and our affiliates, on the one hand, and EQM, on the other hand;

•	the determination of the amount of cash to be distributed to EQM's partners, including us, and the amount of cash to be reserved for the future conduct of EQM's business;

•	the determination of whether EQM should make acquisitions and on what terms;

•
the determination of whether EQM should use cash on hand, borrow or issue equity to raise cash to finance acquisitions, other strategic transactions or expansion capital projects, repay indebtedness, meet working capital needs, pay distributions or otherwise;

•	any decision we make in the future to engage in business activities independent of EQM; and

•	the allocation of shared overhead expenses between EQM and us.
The directors and officers of the EQM General Partner have duties to manage EQM in a manner that is beneficial to us as the EQM General Partner's indirect owner. At the same time, the EQM General Partner, as the general partner of EQM, has a duty to manage EQM in a manner beneficial to EQM and its limited partners.
Additionally, our officers and directors have duties to manage our business in a manner beneficial to us and our shareholders. However, two of our directors are also directors of the EQM General Partner, and five of our officers are also officers and/or directors of the EQM General Partner, each of whom has duties to manage the businesses of EQM in a manner beneficial to EQM, and its unitholders. Consequently, these directors and officers may encounter situations in which their obligations to EQM and/or the EQM General Partner, as applicable, on the one hand, and us, on the other hand, are in conflict.
The Board of Directors of the EQM General Partner or its conflicts committee may resolve conflicts and has broad latitude to consider the interests of all parties to the conflict. The resolution of conflicts may not always be in our best interest or that of our shareholders.

Risks Related to the Separation
We have only operated as an independent company since November 12, 2018, and our historical and pro forma financial information is not necessarily representative of the results that we would have achieved or will achieve as a separate, publicly traded company and may not be a reliable indicator of our future results.
The historical and pro forma financial information included in this Annual Report on Form 10-K for period prior to November 12, 2018, refers to our business as operated by and integrated with EQT, which was derived from the consolidated financial statements and accounting records of EQT. Accordingly, the historical and pro forma financial information for dates prior to November 12, 2018 do not necessarily reflect the financial condition, results of operations and cash flows that we would have achieved as a separate, publicly traded company during the periods presented, or those that we will achieve in the future, primarily as a result of the factors described below:

•
Prior to the Separation, our business was operated by EQT as part of its broader corporate organization, rather than as an independent company. EQT or one of its affiliates performed certain corporate functions for us. Our historical and pro forma financial results prior to the Separation reflect allocations of corporate expenses from EQT for such functions that are likely to be less than the expenses we will incur as a separate publicly traded company.

•
In the past, our working capital requirements and capital for our general corporate purposes, including capital expenditures and acquisitions, were generally satisfied as part of the corporate-wide cash management policies of EQT. As a separate company, we are responsible for obtaining our own sources of financing, which may be obtained from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements, which may or may not be available and may be more costly.

•
Historically, our business was integrated with other businesses of EQT and we shared economies of scope and scale in costs, employees, vendor relationships and customer relationships with other businesses of EQT. While we have made arrangements to attempt to retain and capture the benefits that we enjoyed as a result of such integration with EQT, there is no guarantee these arrangements will continue to retain or fully capture the benefits we previously enjoyed, which could have a material adverse effect on our results of operations and financial condition.

•	Our cost of capital may be higher than EQT's cost of capital prior to the Separation.

•
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act) and are required to prepare our financial statements according to the rules and regulations required by the SEC. Complying with these requirements could result in significant costs to us and require us to divert substantial resources, including management time, from other activities.

Other significant changes may occur in our cost structure, management, financing and business operations as a result of operating as a company separate from EQT. For additional information about the past financial performance of our business, see "Item 6. Selected Financial Data" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as the financial statements and accompanying notes included in "Item 8. Financial Statements and Supplementary Data."
If the Separation and Distribution, together with certain related transactions, does not continue to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, we, EQT, and our respective shareholders could be subject to significant tax liabilities and, in certain circumstances, we could be required to indemnify EQT for material taxes and other related amounts pursuant to indemnification obligations under the tax matters agreement.
It was a condition to the Distribution that (i) a private letter ruling from the IRS regarding the qualification of the Distribution, together with certain related transactions, as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code and certain other U.S. federal income tax matters relating to the Separation and Distribution shall not have been revoked or modified in any material respect and (ii) EQT received an opinion from Wachtell, Lipton, Rosen & Katz, in form and substance acceptable to EQT, with respect to certain tax matters relating to the qualification of the Distribution, together with certain related transactions, as a transaction described in Sections 355 and 368(a)(1)(D) of the Code. The IRS private letter ruling is based on and relies upon and the opinion of counsel is based upon and relies on, among other things, various facts and assumptions, as well as certain representations, statements and undertakings of EQT and us, including those relating to the past and future conduct of EQT and us. If any of these representations, statements or undertakings is, or becomes, inaccurate or incomplete, or if any representations or covenants contained in any of the Separation-related agreements and documents or in any documents relating to any IRS private letter ruling or opinion of counsel are breached, such IRS private letter ruling and/or opinion of counsel may be invalid and the conclusions reached therein could be jeopardized.
Notwithstanding receipt of the IRS private letter ruling and opinion of counsel, the IRS could determine that the Distribution and/or certain related transactions should be treated as taxable transactions for U.S. federal income tax purposes if it determines that any of the representations, assumptions or undertakings upon which such IRS private letter ruling or the opinion of counsel was based are false or have been violated. In addition, the IRS private letter ruling does not address all of the issues that are relevant to determining whether the Distribution, together with certain related transactions, continues to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, and the opinion of counsel represented the judgment of such counsel and is not binding on the IRS or any court and the IRS or a court may disagree with the conclusions in any opinion of counsel. Accordingly, notwithstanding receipt of an IRS private letter ruling or opinion of counsel, there can be no assurance that the IRS will not assert that the Distribution and/or certain related transactions do not qualify for the intended tax treatment or that a court would not sustain such a challenge. In the event the IRS were to prevail with such challenge we, EQT, and our respective shareholders could be subject to material U.S. federal income tax liability.
Even if the Distribution otherwise qualifies as generally tax-free for U.S. federal income tax purposes under Section 355 and Section 368(a)(1)(D) of the Code, it would result in a material U.S. federal income tax liability to EQT (but not to its shareholders) under Section 355(e) of the Code if one or more persons acquire, directly or indirectly, a 50-percent or greater interest (measured by either vote or value) in EQT's stock or in the stock of us as part of a plan or series of related transactions that includes the Distribution, and we may be required to indemnify EQT for any such liability under the tax matters agreement entered into by EQT and us in connection with the Distribution. Any acquisition of EQT's stock or our stock (or any predecessor or successor corporation) within two years before or after the Distribution generally would be presumed to be part of a plan that includes the Distribution, although such presumptions may be rebutted under certain circumstances. The process for determining whether an acquisition is part of a plan under these rules is complex, inherently factual in nature and subject to a comprehensive analysis of the facts and circumstances of the particular case. Notwithstanding the IRS private letter ruling and opinion of counsel described above, a sufficient change in ownership of EQT or the Company stock may occur which could result in a material tax liability to EQT.
Under the tax matters agreement that EQT entered into with us, we may be required to indemnify EQT against any additional taxes and related amounts resulting from (i) an acquisition of all or a portion of our equity securities or assets, whether by merger or otherwise (and regardless of whether we participated in or otherwise facilitated the acquisition), (ii) other actions or failures to act by us or (iii) any of our representations, covenants or undertakings contained in any of the Separation-related agreements and documents or in any documents relating to the IRS private letter ruling or the opinion of counsel being incorrect or violated. Any such indemnity obligations could be material. For a more detailed discussion, see "Item 13. Certain Relationships and Related Party Transactions and Director Independence."
We and EQM may determine to forgo or be required to forgo certain transactions in order to avoid the risk of incurring material tax-related liabilities or indemnification obligations under the tax matters agreement.
As a result of requirements of Section 355 of the Code and/or other applicable tax laws, we may determine to forgo certain transactions that would otherwise be advantageous. In particular, we may determine to continue to operate certain business operations for the foreseeable future even if a sale or discontinuance of such business would otherwise be advantageous. Moreover, in light of the requirements of Section 355(e) of the Code, we may determine to forgo certain transactions, including share repurchases, stock issuances, certain asset dispositions and other strategic transactions, for some period of time following the Distribution. To preserve the tax-free treatment of the Separation and the Distribution, and in addition to our indemnity obligations described above, the tax matters agreement restricts us, for the two-year period following the Distribution, except in specific circumstances, from: (i) entering into any transaction pursuant to which all or a portion of our stock would be acquired, whether by merger or otherwise, (ii) issuing equity securities beyond certain thresholds, (iii) repurchasing shares of our stock other than in certain open-market transactions, (iv) ceasing to actively conduct certain of our businesses, including, for example, ceasing to hold at least a 35% interest in each of the profit, loss and capital in EQM or (v) taking or failing to take any other action that prevents the Distribution and certain related transactions from qualifying as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. These restrictions may limit our ability to pursue certain equity issuances, strategic transactions or other transactions that may maximize the value of our business. For more information, see "Item 13. Certain Relationships and Related Party Transactions and Director Independence."

Certain contingent liabilities allocated to us following the Separation may mature, resulting in material adverse impacts to our business.
There are several significant areas where the liabilities of EQT may become our obligations. For example, under the Code and the related rules and regulations, each corporation that was a member of the EQT consolidated U.S. federal income tax return group during a taxable period or portion of a taxable period ending on or before the effective date of the Distribution is jointly and severally liable for the U.S. federal income tax liability of the EQT consolidated U.S. federal income tax return group for that taxable period. Consequently, if EQT is unable to pay the consolidated U.S. federal income tax liability for a pre-Separation period, we could be required to pay the amount of such tax, which could be substantial and in excess of the amount allocated to us under the tax matters agreement. For a discussion of the tax matters agreement, see "Item 13. Certain Relationships and Related Party Transactions and Director Independence." Other provisions of federal law establish similar liability for other matters, including laws governing tax-qualified pension plans, as well as other contingent liabilities.
We may not achieve some or all of the expected benefits of the Separation, and failure to realize such benefits may materially and adversely affect our business.
We may be unable to achieve the full strategic and financial benefits expected to result from the Separation, or such benefits may be delayed or not occur at all. The Separation and Distribution were expected to provide the following benefits, among others:

•
allow us to more effectively pursue and implement our own distinct operating priorities and strategies and improve board of director and management fit and focus, enabling us to pursue unique opportunities for long-term growth and profitability;

•	allow our equity to be used as a focused acquisition currency, and as such, provide us with greater opportunities to pursue strategic investments and merger and acquisition opportunities;

•	afford us direct access to capital markets, facilitating our ability to pursue our specific growth objectives;

•
allow us the flexibility to develop a growth strategy that capitalizes on our distinct strengths and consequently enable us to be well-positioned to capitalize on the available opportunity set in our specific market;

•
permit us to concentrate our financial resources solely on our own operations, providing us with greater flexibility to invest capital in our business at a time and in a manner appropriate for our distinct strategy and business needs;

•
facilitate a more efficient allocation of capital based on our profitability, cash flow and growth opportunities and allow us to pursue an optimal mix of return of capital to shareholders, reinvestment in leading-edge technology and value-enhancing investments and merger and acquisition and joint venture opportunities;

•
facilitate our access to equity capital markets by making us eligible for inclusion in certain stock indices and to debt capital markets by allowing ratings agencies to evaluate our creditworthiness on a standalone basis;

•
facilitate deeper understanding by investors of our business, allowing investors to more transparently value our merits, strategy, performance and future prospects, further facilitating our access to capital markets;

•
facilitate EQM's ability to contract with customers and suppliers, especially those that currently prefer to enter into certain commercial arrangements with pure-play midstream business rather than integrated midstream and upstream companies, thereby allowing EQM to expand and diversify its customer and supplier bases; and

•
facilitate incentive compensation arrangements for employees that are more directly tied to the performance of our businesses. An improved equity currency will enhance employee hiring and retention by, among other things, improving the alignment of management and employee incentives with performance and growth objectives.

We may not achieve these or other anticipated benefits for a variety of reasons, including, among others: (i) matters relating to the Separation continue to require significant amounts of management time and effort, which may divert management attention from operating and growing our business; (ii) as an independent company, following the Separation, we may be more susceptible to market fluctuations and other adverse events than if we were still a part of EQT; and (iii) following the Separation, our business is now less diversified than EQT's business prior to the Separation. If we fail to achieve some or all of the benefits expected to result from the Separation, or if such benefits are delayed, our business, results of operations and financial condition could be materially and adversely affected.

We are still incurring costs with respect to the Separation which, if significantly higher than we currently anticipate, may adversely affect our financial condition, results of operations and cash flows.
The process of completing the Separation was time-consuming and involved significant costs and expenses. During the year ended December 31, 2018, the Company recorded approximately $73 million in non-recurring costs associated with the Separation and Distribution. These costs were related primarily to third-party consulting, legal, contractor or other fees directly associated with the Separation process. Of the total amount, the Company recorded approximately $21 million in capital expenditures related to the relocation or augmentation of corporate facilities and creation of new IT systems and approximately $52 million in expenses, including a $15 million charitable contribution to the Equitrans Midstream Foundation, a charitable organization established to continue EQT's legacy of charitable giving. Future contributions to the Equitrans Midstream Foundation, if any, will be evaluated from time to time. We may incur costs related to the Separation and Distribution after the year ended December 31, 2018 that are significantly higher than the estimated $10 million in capital expenditures and $5 million in expenses that we currently anticipate and may adversely affect our financial condition, results of operations and cash flows. For more information on the Separation, see section "The Separation" in "Item 1. Business."
We or EQT may fail to perform under various transaction agreements that were executed as part of the Separation, or we may fail to have necessary systems and services in place when certain of the transaction agreements expire.
In connection with the Separation, we and EQT entered into a Separation and Distribution Agreement as well as various other agreements, including a transition services agreement, a tax matters agreement, an employee matters agreement and a shareholder and registration rights agreement with respect to EQT's continuing ownership of our common stock. The Separation and Distribution Agreement, the tax matters agreement and the employee matters agreement determined the allocation of assets and liabilities between the companies following the Separation for those respective areas and include indemnification related to liabilities and obligations. The transition services agreement provides for the performance of select services by each company for the benefit of the other, in each case for a limited period of time after the Separation. With respect to services to be performed by EQT for the benefit of us, we are relying on EQT to satisfy its performance obligations under these agreements. If EQT is unable or unwilling to satisfy its obligations under these agreements, including its indemnification obligations, our business, results of operations and financial condition could be materially and adversely affected. If we do not have in place our own systems and services, or if we do not have agreements with other providers of these services, once transaction agreements with EQT expire or terminate, we may not be able to operate our business effectively and our profitability may decline. We are in the process of creating our own, or engaging third parties to provide, systems and services to replace many of the systems and services that EQT provided to us. However, we may not be successful in implementing these systems and services, we may incur additional costs in connection with or following the implementation of these systems and services, and we may not be successful in transitioning data from EQT's systems to ours. For a description of these agreements with EQT, see "Item 13. Certain Relationships and Related Party Transactions and Director Independence."
Certain members of our management and directors hold stock in both EQT and us, and as a result may face actual or potential conflicts of interest.
Although none of our management or directors serve at both EQT and the Company, certain of our management and directors may own both shares of common stock in EQT (EQT common stock) and our common stock. This ownership overlap could create, or appear to create, potential conflicts of interest when our management and directors and EQT management and directors face decisions that could have different implications for us and EQT. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between us and EQT regarding the terms of the agreements governing the Distribution and our relationship with EQT following the Distribution. These agreements include the Separation and Distribution Agreement, the tax matters agreement, the employee matters agreement, the transition services agreement and any other agreements between the parties or their respective affiliates. Potential conflicts of interest may also arise out of any commercial arrangements between us or EQM, on the one hand, and EQT, on the other hand.
Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could materially and adversely affect us.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Act and are required to prepare our financial statements according to the rules and regulations required by the SEC. In addition, the Exchange Act requires that we file annual, quarterly and current reports. Our failure to prepare and disclose this information in a timely manner or to otherwise comply with applicable law could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing.
In addition, the Sarbanes-Oxley Act requires that, among other things, we establish and maintain effective internal controls and procedures for financial reporting and disclosure purposes. To comply with this statute, beginning with the year ending

December 31, 2019, we will be required to document and test our internal control procedures, our management will be required to assess and issue a report concerning our internal control over financial reporting, and our independent auditors will be required to issue an opinion on their audit of our internal control over financial reporting. Our management report on our internal controls over financial reporting and our auditors' report on the effectiveness of our internal control over financial reporting are not contained in this report due to a transition period established under SEC rules for newly public companies as discussed in "Item 9A. Controls and Procedures." Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business or changes in applicable accounting rules. We cannot assure you that our internal control over financial reporting will be effective in the future or that a material weakness will not be discovered with respect to a prior period for which we had previously believed that internal controls were effective. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm will not be able to certify as to the effectiveness of our internal control over financial reporting.
Matters affecting our internal controls may cause us to be unable to report our financial information on a timely basis, or may cause us to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we or our independent registered public accounting firm reports a material weakness in our internal control over financial reporting. This could have a material and adverse effect on us by, for example, leading to a decline in our share price or impairing our ability to raise additional capital.
EQT may retain a significant ownership stake in us for a period of time.
We expect that EQT will ultimately dispose of its remaining ownership interest in us, representing 19.9% of our outstanding common stock, as soon as practicable consistent with the business reasons for the retention of such common stock, but in no event later than five years after the Distribution. There can be no assurance regarding the method by which EQT will dispose of its interest in us, as we expect it to seek to maximize overall value to its shareholders. Alternatives include one or more subsequent exchanges of such common stock for debt and a sale of such common stock for cash.
The disposition by EQT of its remaining ownership interest in us may be subject to various conditions, including receipt of any necessary regulatory and other approvals, the existence of satisfactory market conditions, and the confirmation of credit and financial strength ratings. These conditions may not be satisfied or EQT may decide for any other reason not to consummate the disposition and instead retain a significant ownership interest in us for a period of time, not exceeding five years. Satisfying the conditions relating to such disposition may require actions that EQT has not anticipated. Any delay by EQT in completing the disposition could have a material adverse effect on the market price for our common stock.
Potential indemnification liabilities to EQT pursuant to agreements relating to the Separation and Distribution could materially and adversely affect us.
The Separation and Distribution Agreement with EQT provides for, among other things, provisions governing the relationship between us and EQT with respect to and resulting from the Separation. For a description of the Separation and Distribution Agreement, see "Item 13. Certain Relationships and Related Party Transactions and Director Independence." Among other things, the Separation and Distribution Agreement provides for indemnification obligations designed to make us financially responsible for substantially all liabilities that may exist relating to our business activities, whether incurred prior to or after the Separation, as well as those obligations of EQT assumed by us pursuant to the Separation and Distribution Agreement. If we are required to indemnify EQT under the circumstances set forth in the Separation and Distribution Agreement, we may be subject to substantial liabilities.
In addition, under the tax matters agreement that we entered into with EQT, we may be required to indemnify EQT against any additional taxes and related amounts resulting from (i) an acquisition of all or a portion of our equity securities or assets, whether by merger or otherwise (and regardless of whether we participated in or otherwise facilitated the acquisition), (ii) other actions or failures to act by us or (iii) any of our representations, covenants or undertakings contained in any of the Separation-related agreements and documents or in any documents relating to the IRS private letter ruling or the opinion of counsel being incorrect or violated. Any such indemnity obligations could be material. For a more detailed discussion, see "Item 13. Certain Relationships and Related Party Transactions and Director Independence."

Risks Related to EQM's Business
EQM depends on EQT for a substantial majority of its revenues and future growth. For example, EQM's water service business is directly associated with EQT's well completion activities and water needs, which are partially driven by horizontal lateral lengths and the number of completion stages per well. Therefore, EQM is subject to the business risks of EQT, and any further decrease in EQT's drilling or completion activity could adversely affect EQM's business and operating results. EQM has no control over EQT's business decisions and operations, and EQT is under no obligation to adopt a business strategy that favors EQM.
Historically, EQM has provided a substantial percentage of its natural gas gathering, transmission and storage and water services to EQT. EQT accounted for approximately 74% of EQM's revenues for the year ended December 31, 2018. We expect EQM to derive a substantial majority of its revenues from EQT for the foreseeable future. For example, EQM's ability to maintain water service revenues is substantially dependent on continued completion activity by EQT and other customers over time, including the volume of fresh water it distributes and produced water it handles for customers. EQM's fresh water distribution services, which make up a substantial portion of its water service revenues, will be in greatest demand in connection with completion activities. To the extent that EQT or other fresh water distribution customers complete fewer wells, or wells with shorter lateral lengths, the demand for EQM's fresh water distribution services would be reduced from that needed for more wells and longer lateral lengths. In addition, EQM's fresh water distribution business is dependent upon active development in EQM's areas of operation. In order to maintain or increase throughput levels on EQM's fresh water distribution systems, EQM must service new wells. If reductions in development activity result in EQM's inability to maintain the current levels of throughput on EQM's water services, or if reductions in lateral lengths result in a decrease in demand for EQM's water services on a per well basis, those reductions could adversely affect EQM's business, financial condition, results of operations and liquidity and ability to make quarterly cash distributions to its unitholders, including us.
Therefore, any event, whether in EQM's areas of operations or otherwise, that adversely affects EQT's production, financial condition, leverage, results of operations or cash flows may adversely affect us. Accordingly, we are subject to the business risks of EQT, including the following:

•	prevailing and projected natural gas, NGLs and oil prices;

•	the proximity, capacity, cost and availability of gathering and transportation facilities, and other factors that result in differentials to benchmark prices;

•
natural gas price volatility or a sustained period of lower commodity prices may have an adverse effect on EQT's drilling operations, revenue, profitability, future rate of growth, credit worthiness and liquidity;

•	a further reduction in or slowing of EQT's anticipated drilling and production schedule, which would directly and adversely impact demand for EQM's services;

•	the costs of producing natural gas and the availability and costs of drilling rigs and crews and other equipment;

•	infrastructure capacity constraints and interruptions;

•	geologic considerations;

•	risks associated with the operation of EQT's wells and facilities, including potential environmental liabilities;

•	the availability and cost of capital on a satisfactory economic basis to fund EQT's operations;

•	EQT's ability to identify exploration, development and production opportunities based on market conditions;

•	uncertainties inherent in projecting future rates of production, levels of reserves, and demand for natural gas, NGLs and oil;

•	EQT's ability to develop additional reserves that are economically recoverable, to optimize existing well production and to sustain production;

•
adverse effects of governmental and environmental regulation, including the availability of drilling permits, the regulation of hydraulic fracturing, the potential removal of certain federal income tax deductions with respect to natural gas and oil exploration and development or additional state taxes on natural gas extraction, changes in tax laws and negative public perception regarding EQT's operations;

•	the loss of key personnel; and

•	risk associated with cyber security threats.
On January 22, 2019, EQT publicly announced a 2019 capital expenditure forecast of $1.9 billion to $2.0 billion, compared to 2018 capital expenditures of $2.4 billion. EQT may further reduce its capital spending in the future based on commodity prices or other factors. Unless EQM is successful in attracting significant new customers, its ability to maintain or increase the capacity subscribed and volumes transported under service arrangements on its gathering, transmission and storage and water systems will be dependent on receiving consistent or increasing commitments from EQT. While EQT has dedicated certain acreage to, and executed long-term firm gathering and transmission contracts on, EQM's systems, it may determine in the future that drilling in areas outside of EQM's current areas of operations is strategically more attractive to it and it is under no contractual obligation to maintain its production dedicated to EQM. Moreover, in connection with the Separation, EQT previously disclosed publicly that EQT's strategy was transitioning from one focused on volume growth to one focused on capital efficiency and free cash flow generation and that EQT was evaluating the long-term pace of development of its Upstream Business in order to achieve the optimal balance between free cash flow generation and volume growth. Based on this evaluation and as EQT publicly disclosed, EQT is currently targeting mid-single digit annual production growth over the next five years. A reduction in the capacity subscribed or volumes transported or gathered on EQM's systems by EQT could have a material adverse effect on EQM's business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.
EQT may also elect to reduce its drilling activity if commodity prices decrease. Fluctuations in energy prices can also greatly affect the development of reserves. In general terms, the prices of natural gas, oil and other hydrocarbon products fluctuate in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond EQM's control. These factors include worldwide economic conditions, weather conditions and seasonal trends, the levels of domestic production and consumer demand, the levels of imported and exported natural gas, oil and LNG, the availability of transportation systems with adequate capacity, the volatility and uncertainty of regional pricing differentials, the price and availability of alternative fuels, the effect of energy conservation measures, the nature and extent of governmental regulation and taxation, and the anticipated future prices of natural gas, oil, LNG and other commodities. Declines in commodity prices could have a negative impact on EQT's development and production activity, and if sustained, could lead to a material decrease in such activity. Sustained reductions in development or production activity in EQM's areas of operation could lead to reduced utilization of EQM's services, which could adversely affect EQM's business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.
Due to these and other factors, even if reserves are known to exist in areas serviced by EQM's assets, producers have chosen, and may choose in the future, not to develop those reserves.
The demand for the services provided by EQM's water distribution business could decline as a result of several factors.
EQM's water service business includes fresh water distribution for use in EQM's customers' natural gas, NGLs and oil exploration and production activities. Water is an essential component of natural gas, NGLs and oil production during the drilling, and in particular, the hydraulic fracturing process. As a result, the demand for EQM's fresh water distribution and produced water handling services is tied to the level of drilling and completion activity of EQM's customers, including EQT, which is currently and anticipated to continue to be EQM's primary customer for such services. More specifically, the demand for EQM's water distribution and produced water handling services could be adversely affected by any further reduction in or slowing of EQT's or other customers' well completions, any reduction in produced water attributable to completion activity, or the extent to which EQT or other customers complete wells with shorter lateral lengths, which would lessen the volume of fresh water required for completion activity. In addition, increased regulation of hydraulic fracturing could result in reductions or delays in natural gas, NGLs and oil production by EQM's water service customers, which could reduce the number of wells for which EQM provides water services.
The availability of our water supply may be limited due to reasons including, but not limited to, prolonged drought or regulatory delays associated with infrastructure development. Restrictions on the ability to obtain water or changes in wastewater disposal requirements may incentivize water recycling efforts by oil and natural gas producers, which could decrease the demand for EQM's fresh water distribution services.

EQM's natural gas gathering, transmission and storage services are subject to extensive regulation by federal, state and local regulatory authorities. Changes or additional regulatory measures adopted by such authorities could have a material adverse effect on EQM's business, financial condition, results of operations, liquidity and ability to make distributions.
EQM's interstate natural gas transmission and storage operations are regulated by the FERC under the NGA, the NGPA and the Energy Policy Act of 2005. Certain portions of EQM's gathering operations are also rate-regulated by the FERC in connection with its interstate transmission operations. EQM's FERC-regulated systems operate under tariffs approved by the FERC that establish rates, cost recovery mechanisms and terms and conditions of service to its customers. Generally, the FERC's authority extends to:

•	rates and charges for EQM's natural gas transmission and storage and FERC-regulated gathering services;

•	certification and construction of new interstate transmission and storage facilities;

•	abandonment of interstate transmission and storage services and facilities;

•	maintenance of accounts and records;

•	relationships between pipelines and certain affiliates;

•	terms and conditions of services and service contracts with customers;

•	depreciation and amortization policies;

•	acquisitions and dispositions of interstate transmission and storage facilities; and

•	initiation and discontinuation of interstate transmission and storage services.
Interstate pipelines may not charge rates or impose terms and conditions of service that, upon review by the FERC, are found to be unjust and unreasonable or unduly discriminatory. The recourse rate that may be charged by EQM's interstate pipeline for its transmission and storage services is established through the FERC's ratemaking process. The maximum applicable recourse rate and terms and conditions for service are set forth in EQM's FERC-approved tariffs.
Pursuant to the NGA, existing interstate transmission and storage rates and terms and conditions of service may be challenged by complaint and are subject to prospective change by the FERC. Additionally, rate increases and changes to terms and conditions of service proposed by a regulated interstate pipeline may be protested and such increases or changes can be delayed and may ultimately be rejected by the FERC. EQM currently holds authority from the FERC to charge and collect (i) "recourse rates," which are the maximum rates an interstate pipeline may charge for its services under its tariff, (ii) "discount rates," which are rates below the "recourse rates" and above a minimum level, (iii) "negotiated rates," which involve rates above or below the "recourse rates," provided that the affected customers are willing to agree to such rates and that the FERC has approved the negotiated rate agreement, and (iv) market-based rates for some of EQM's storage services from which EQM derives a small portion of its revenues. As of December 31, 2018, approximately 86% of the contracted firm transmission capacity on EQM's system was committed under such "negotiated rate'' contracts, rather than recourse, discount or market rate contracts. There can be no guarantee that EQM will be allowed to continue to operate under such rate structures for the remainder of those assets' operating lives. Any successful challenge against rates charged for EQM's transmission and storage services could have a material adverse effect on its business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.
While the FERC does not generally regulate the rates and terms of service over facilities determined to be performing a natural gas gathering function, the FERC has traditionally regulated rates charged by interstate pipelines for gathering services performed on the pipeline's own gathering facilities when those gathering services are performed in connection with jurisdictional interstate transmission facilities. EQM maintains rates and terms of service in its tariff for unbundled gathering services performed on a portion of its gathering facilities that are connected to its transmission and storage system. Just as with rates and terms of service for transmission and storage services, EQM's rates and terms of services for its FERC-regulated gathering services may be challenged by complaint and are subject to prospective change by the FERC. Rate increases and changes to terms and conditions of service which EQM proposes for its FERC-regulated gathering services may be protested, and such increases or changes can be delayed and may ultimately be rejected by the FERC.
The FERC's jurisdiction extends to the certification and construction of interstate transmission and storage facilities, including, but not limited to, acquisitions, facility maintenance, expansions, and abandonment of facilities and services. While the FERC exercises jurisdiction over the rates and terms of service for EQM's FERC-regulated gathering services, these gathering facilities are not subject to the FERC's certification and construction authority. Prior to commencing construction of new or existing interstate transmission and storage facilities, an interstate pipeline must obtain a certificate authorizing the construction, or file to amend its existing certificate, from the FERC. On April 19, 2018, the FERC issued a Notice of Inquiry seeking information regarding whether, and if so how, it should revise its approach under its currently effective policy statement on the certification of new natural gas transportation facilities. The formal comment period in this proceeding closed on July 25, 2018. We cannot currently predict when the FERC will issue an order in the Notice of Inquiry proceeding or what action the FERC may take in any such order. If the FERC changes its existing certificate policy, it could impact EQM's ability to construct interstate pipeline facilities. Further, typically a significant expansion project requires review by a number of governmental agencies, including state and local agencies, whose cooperation is important in completing the regulatory process on schedule. Any agency's delay in the issuance of, or refusal to issue, authorizations or permits for one or more of these projects may mean that EQM will not be able to pursue these projects or that they will be constructed in a manner or with capital requirements that EQM did not anticipate. Such delays, refusals or resulting modifications to projects could materially and negatively impact the revenues and costs expected from these projects or cause EQM to abandon planned projects.
FERC regulations also extend to the terms and conditions set forth in agreements for transmission and storage services executed between interstate pipelines and their customers. These service agreements are required to conform, in all material respects, with the forms of service agreements set forth in the pipeline's FERC-approved tariff. Non-conforming agreements must be filed with, and accepted by, the FERC. In the event that the FERC finds that an agreement is materially non-conforming, in whole or in part, it could reject the agreement or require EQM to seek modification, or alternatively require EQM to modify its tariff so that the non-conforming provisions are generally available to all customers.
On March 15, 2018, the FERC issued an order prohibiting master limited partnership (MLP)-owned pipelines from including an allowance for investor income tax liability in their cost-of-service based rates. Under its prior policy, the FERC had permitted all interstate pipelines to include an income tax allowance in the cost-of-service used as the basis for calculating their regulated rates. On July 18, 2018, the FERC issued an order affirming the principal finding in the March order regarding income tax recovery and also clarifying the treatment of ADIT in light of the prohibition on MLP income tax allowances. Challenges to these orders are currently pending in a consolidated proceeding before the U.S. Court of Appeals for the District of Columbia Circuit. On October 17, 2018, an intervenor filed a motion to hold the proceeding in abeyance. On October 24, 2018, the FERC filed a motion to dismiss the proceeding. The court has not acted on either motion at this time. We cannot currently predict when the court will act on these motions or the broader proceeding, or what actions the court may take. Also, on July 18, 2018, the FERC issued Order No. 849, adopting regulations requiring that natural gas pipelines must make a one-time report, Form 501-G, due in the fourth quarter of 2018. For MLP-owned pipelines, the Form 501-G report must calculate an earned rate of return on equity that addresses any potential over-recovery of their cost of service arising from the prohibition of the income tax allowance and the ADIT clarification. On December 28, 2018, Equitrans, L.P. filed its Form 501-G with the FERC. The FERC will evaluate these Form 501-G filings on a case-by-case basis and may open a limited or a general rate case, open an investigation, or take no further action. The FERC has initiated rate cases against at least four pipelines as a result of their respective Form 501-G filings. EQM cannot determine whether the FERC or any customer will initiate a rate case against Equitrans, L.P. as a result of its Form 501-G filing or for any other reason. Rehearing of Order No. 849 has been requested and is currently pending before the FERC. We cannot currently predict when the FERC will issue an order on rehearing in this proceeding or what action the FERC may take in any such order. This recent action by the FERC could adversely affect EQM's business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to unitholders, including us.
The FERC may not continue to pursue its approach of pro-competitive policies as it considers matters such as interstate pipeline rates and rules and policies that may affect rights of access to natural gas transmission capacity and transmission and storage facilities.
Section 1(b) of the NGA exempts certain natural gas gathering facilities from regulation by the FERC under the NGA. EQM believes that its high-pressure natural gas gathering pipelines meet the traditional tests the FERC has used to establish a pipeline's status as an exempt gatherer not subject to regulation as a natural gas company, although the FERC has not made a formal determination with respect to the jurisdictional status of those facilities. However, the distinction between FERC-regulated transmission services and federally unregulated gathering services is often the subject of litigation within the industry, so the classification and regulation of EQM's high-pressure gathering systems are subject to change based on future determinations by the FERC, the courts or the U.S. Congress.
Failure to comply with applicable provisions of the NGA, the NGPA, federal pipeline safety laws and certain other laws, as well as with the regulations, rules, orders, restrictions and conditions associated with these laws, could result in the imposition of administrative and criminal remedies and civil penalties. For example, the FERC is authorized to impose civil penalties of up to approximately $1.2 million per violation, per day for violations of the NGA, the NGPA or the rules, regulations, restrictions, conditions and orders promulgated under those statutes. This maximum penalty authority established by statute will continue to be adjusted periodically for inflation.
In addition, future federal, state or local legislation or regulations under which EQM will operate its natural gas gathering, transmission and storage businesses may have a material adverse effect on its business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.
Any significant decrease in production of natural gas in EQM's areas of operation could adversely affect its business and operating results and reduce its cash available to make distributions.
EQM's business is dependent on the continued availability of natural gas production and reserves in its areas of operation. A sustained low-price environment for natural gas or regulatory limitations could adversely affect development of additional reserves and production that is accessible by EQM's pipeline and storage assets and fresh water sources. Production from natural gas wells will naturally decline over time. The amount of natural gas reserves underlying these wells may also be less than anticipated, and the rate at which production from these reserves declines may be greater than anticipated. Additionally, producers may determine in the future that drilling activities in areas outside of EQM's current areas of operations are strategically more attractive to them due to the price environment for natural gas or other reasons. A reduction in the natural gas volumes supplied by producers could result in reduced throughput on EQM's systems and adversely impact its ability to grow its operations and increase quarterly cash distributions to its unitholders, including us. Accordingly, to maintain or increase the contracted capacity or the volume of natural gas gathered, transported and stored on EQM's systems and cash flows associated therewith, EQM's customers must continually access additional reserves of natural gas.
The primary factors affecting EQM's ability to obtain non-dedicated sources of natural gas include the level of successful drilling activity near EQM's systems and EQM's ability to compete for volumes from successful new wells. While EQT has dedicated production from certain of its leased properties to EQM, EQM has no control over the level of drilling activity in its areas of operation, the amount of reserves associated with wells connected to EQM's gathering systems or the rate at which production from a well declines. In addition, EQM has no control over EQT or other producers or their drilling or production decisions, which are affected by, among other things, the availability and cost of capital, prevailing and projected energy prices, demand for hydrocarbons, levels of reserves, the producer's contractual obligations to EQM and other midstream companies, geological considerations, environmental or other governmental regulations, the availability of drilling permits, the availability of drilling rigs and crews, and other production and development costs.
Fluctuations in energy prices can also greatly affect the development of new natural gas reserves. In general terms, the prices of natural gas, oil and other hydrocarbon products fluctuate in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond EQM's control. For example, the daily spot prices for NYMEX Henry Hub natural gas ranged from a high of $7.13 per MMBtu to a low of $2.44 per MMBtu from January 1, 2017 through December 31, 2018. Factors affecting natural gas prices include worldwide economic conditions; weather conditions and seasonal trends; the levels of domestic production and consumer demand; new exploratory finds of natural gas; the availability of imported, and the ability to export, natural gas and LNG; the availability of transportation systems with adequate capacity; the volatility and uncertainty of regional basis differentials and premiums; the price and availability of alternative fuels; the effects of energy conservation measures; the nature and extent of governmental regulation and taxation; and the anticipated future prices of natural gas, oil, LNG and other commodities. Low natural gas prices, particularly in the Appalachian Basin, have had a negative impact on exploration, development and production activity and, if sustained, could lead to a material decrease in such activity. Sustained reductions in exploration or production activity in EQM's areas of operation would lead to reduced utilization of EQM's systems. Because of these factors, even if new natural gas reserves are known to exist in areas served by EQM's assets, producers may choose not to develop those reserves. Moreover, EQT may not develop the acreage it has dedicated to EQM. If reductions in drilling activity result in EQM's inability to maintain levels of contracted capacity and throughput, it could reduce EQM's revenue and impair its ability to make quarterly cash distributions to its unitholders, including us.
EQM does not obtain independent evaluations of natural gas reserves connected to its systems. Accordingly, EQM does not have independent estimates of total reserves connected to its systems or the anticipated life of such reserves. If the total reserves or estimated life of the reserves connected to EQM's systems are less than EQM anticipates, or the timeline for the development of reserves is longer than EQM anticipates, and EQM is unable to secure additional sources of natural gas, there could be a material adverse effect on its business, results of operations, financial condition, liquidity and ability to make quarterly cash distributions to its unitholders, including us.
If new supplies of natural gas are not obtained to replace the natural decline in volumes from existing supply basins in EQM's area of operation, or if natural gas supplies are diverted to serve other markets, the overall volume of natural gas gathered, transported and stored on EQM's systems would decline, which could have a material adverse effect on EQM's business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including

us. Additionally, see "– EQM depends on EQT for a substantial majority of its revenues and future growth. For example, EQM's water service business is directly associated with EQT's well completion activities and water needs, which are partially driven by horizontal lateral lengths and the number of completion stages per well. Therefore, EQM is subject to the business risks of EQT, and any further decrease in EQT's drilling or completion activity could adversely affect EQM's business and operating results. EQM has no control over EQT's business decisions and operations, and EQT is under no obligation to adopt a business strategy that favors EQM."
The lack of diversification of EQM's assets and geographic locations could adversely affect its ability to make distributions to its unitholders, including us.
EQM relies exclusively on revenues generated from its gathering, transmission and storage and water systems, which are primarily located in the Appalachian Basin in Pennsylvania, West Virginia and Ohio. Due to EQM's lack of diversification in assets and geographic location, an adverse development in these businesses or EQM's areas of operations, including adverse developments due to catastrophic events, weather, regulatory action and decreases in demand for natural gas, could have a more significant impact on EQM's results of operations and distributable cash flow to its unitholders, including us, than if EQM maintained more diverse assets and locations.
EQM may not be able to increase its customer throughput and resulting revenue due to competition and other factors, which could limit its ability to grow.
Part of EQM's growth strategy includes diversifying its customer base by identifying opportunities to offer services to parties other than EQT. For the years ended December 31, 2018, 2017 and 2016, EQT accounted for approximately 80%, 88% and 96%, respectively, of EQM's gathering revenues and approximately 54%, 54% and 51%, respectively, of EQM's transmission and storage revenues. For the year ended December 31, 2018 and for the period from November 13, 2017 through December 31, 2017, EQT accounted for approximately 93% and 99% of EQM's water service revenues, respectively. EQT accounted for approximately 74%, 74% and 75% of EQM's total revenues for the years ended December 31, 2018, 2017 and 2016, respectively. EQM's ability to increase its customer-subscribed capacity and throughput and resulting revenue is subject to numerous factors beyond its control, including competition from third-party producers' existing contractual obligations to competitors and the extent to which EQM has available capacity when shippers require it. To the extent that EQM lacks available capacity on its systems for volumes, it may not be able to compete effectively with third-party systems for additional natural gas production in its areas of operation.
EQM has historically provided gathering, transmission, storage and water services to parties other than EQT on only a limited basis and may not be able to attract material service opportunities. EQM's efforts to attract new customers may be adversely affected by EQM's desire to provide services pursuant to long-term firm contracts. EQM's potential customers may prefer to obtain services under other forms of contractual arrangements under which EQM would be required to assume direct commodity exposure. In addition, EQM must continue to improve our reputation among its potential customer base for providing high quality service to successfully attract new customers.
The regulatory approval process for the construction of new midstream assets is challenging, and recent decisions by regulatory and judicial authorities in pending proceedings could impact EQM's or the MVP Joint Venture's ability to obtain all approvals and authorizations necessary to complete certain projects on the projected time frame or at all or EQM's ability to achieve the expected investment return on the project.
Certain of EQM's internal growth projects may require regulatory approval from federal, state and local authorities prior to construction, including any extensions from or additions to its transmission and storage system. The approval process for storage and transportation projects has become increasingly challenging, due in part to state and local concerns related to exploration and production, transmission and gathering activities in new production areas, including the Marcellus, Utica and Upper Devonian Shales, and negative public perception regarding the oil and gas industry, including major pipeline projects like the MVP. Such authorization may not be granted or, if granted, such authorization may include burdensome or expensive conditions.
In addition, any significant delays in the regulatory approval process for the MVP project could increase costs and negatively impact the scheduled in-service date of fourth quarter 2019, which in turn could adversely affect the ability for the MVP Joint Venture and its owners, including EQM, to achieve the expected investment return. The MVP project is subject to several challenges that must be resolved before the MVP project can be completed, as described in more detail in "Item 3. Legal Proceedings."
Although the MVP Joint Venture is actively defending the relevant agency actions and judicial challenges to the project, and is in active dialogue with all of the affected agencies to resolve these issues and restore the affected permits, there is no guarantee as to how long the agency proceedings and judicial challenges will take to resolve, or whether the MVP Joint

Venture will ultimately succeed in restoring the permits in their present form or within the MVP Joint Venture's targeted time frame for placing the project in service. This and other similar litigation could adversely affect EQM's business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.
EQM is exposed to the credit risk of its counterparties in the ordinary course of its business.
EQM is exposed to the risk of loss resulting from the nonpayment and/or nonperformance of its customers, suppliers, joint venture partners and other counterparties. EQM extends credit to its customers, including EQT as its largest customer, as a normal part of EQM's business. While EQM has established credit policies, including assessing the creditworthiness of its customers as permitted by its FERC-approved natural gas tariffs, and requiring appropriate terms or credit support from them based on the results of such assessments, EQM may not have adequately assessed the creditworthiness of its existing or future customers. We cannot predict the extent to which the businesses of EQM's counterparties, including EQT, would be impacted if commodity prices decline, commodity prices are depressed for a sustained period of time, or other conditions in the energy industry were to deteriorate, nor can we estimate the impact such conditions would have on the abilities of EQM's counterparties to perform under their gathering, transmission and storage and water service agreements with EQM. The low commodity price environment has negatively impacted natural gas producers causing some producers in the industry significant economic stress including, in certain cases, to file for bankruptcy protection or to renegotiate contracts. To the extent one or more of EQM's customers is in financial distress or commences bankruptcy proceedings, contracts with these customers may be subject to renegotiation or rejection under applicable provisions of the United States Bankruptcy Code. Any resulting nonpayment and/or nonperformance by EQM's counterparties could have a material adverse effect on EQM's business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.
Increased competition from other companies that provide gathering, transmission and storage, and water services, or from alternative fuel sources, could have a negative impact on the demand for EQM's services, which could adversely affect its financial results.
EQM's ability to renew or replace existing contracts at rates sufficient to maintain current revenues and cash flows could be adversely affected by the activities of its competitors. EQM's systems compete primarily with other interstate and intrastate pipelines and storage facilities in the gathering, transmission and storage of natural gas. Some of EQM's competitors have greater financial resources and may now, or in the future, have access to greater supplies of natural gas or water than EQM does. Some of these competitors may expand or construct gathering systems, transmission and storage systems and water systems that would create additional competition for the services EQM provides to its customers. In addition, EQM's customers may develop their own gathering, transmission or storage, or water services instead of using EQM's. Moreover, we are not limited in our ability to compete with EQM.
The policies of the FERC promoting competition in natural gas markets are having the effect of increasing the natural gas transmission and storage options for EQM's traditional customer base. As a result, EQM could experience some "turnback" of firm capacity as existing agreements expire. If EQM is unable to remarket this capacity or can remarket it only at substantially discounted rates compared to previous contracts, EQM may have to bear the costs associated with the turned back capacity. Increased competition could reduce the volumes of natural gas transported or stored on EQM's system or, in cases where EQM does not have long-term firm contracts, could force EQM to lower its transmission or storage rates. Increased competition could also adversely affect demand for EQM's water services.
Further, natural gas as a fuel competes with other forms of energy available to end-users, including coal, liquid fuels and renewable and alternative energy. Increased demand for such forms of energy at the expense of natural gas could lead to a reduction in demand for natural gas gathering, transmission and storage, and water services.
All of these competitive pressures could make it more difficult for EQM to retain its existing customers and/or attract new customers as EQM seeks to expand its business, which could have a material adverse effect on EQM's business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us. In addition, competition could intensify the negative impact of factors that decrease demand for natural gas in the markets served by EQM's systems, such as adverse economic conditions, weather, higher fuel costs and taxes or other governmental or regulatory actions that directly or indirectly increase the cost or limit the use of natural gas.
If third-party pipelines and other facilities interconnected to EQM's pipelines and facilities become unavailable to transport or process natural gas, EQM's revenues and cash available to make distributions to its unitholders could be adversely affected.
EQM depends on third-party pipelines and other facilities that provide receipt and delivery options to and from EQM's transmission and storage system. For example, EQM's transmission and storage system interconnects with the following interstate pipelines: Texas Eastern, Dominion Transmission, Columbia Gas Transmission, Tennessee Gas Pipeline Company, Rockies Express Pipeline LLC, National Fuel Gas Supply Corporation and ET Rover Pipeline, LLC, as well as multiple distribution companies. Similarly, EQM's gathering systems have multiple delivery interconnects to multiple interstate pipelines. In the event that EQM's access to such systems was impaired, the amount of natural gas that EQM's gathering systems can gather and transport would be adversely affected, which could reduce revenues from EQM's gathering activities. Because EQM does not own these third-party pipelines or facilities, their continuing operation is not within EQM's control. If these or any other pipeline connections or facilities were to become unavailable for current or future volumes of natural gas due to repairs, damage to the facility, lack of capacity or any other reason, EQM's ability to operate efficiently and continue shipping natural gas to end markets could be restricted. Any temporary or permanent interruption at any key pipeline interconnect or facility could have a material adverse effect on EQM's business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.
Certain of the services EQM provides on its transmission and storage system are subject to long-term, fixed-price "negotiated rate" contracts that are not subject to adjustment, even if EQM's cost to perform such services exceeds the revenues received from such contracts, and, as a result, EQM's costs could exceed its revenues received under such contracts.
It is possible that costs to perform services under "negotiated rate" contracts will exceed the negotiated rates EQM has agreed to provide to its customers. If this occurs, it could decrease the cash flow realized by EQM's systems and, therefore, the cash EQM has available for distribution to its unitholders, including us. Under FERC policy, a regulated service provider and a customer may mutually agree to a "negotiated rate," and that contract must be filed with and accepted by the FERC. As of December 31, 2018, approximately 86% of the contracted firm transmission capacity on EQM's system was subscribed under such "negotiated rate'' contracts. Unless the parties to these "negotiated rate" contracts agree otherwise, the contracts generally may not be adjusted to account for increased costs that could be caused by inflation or other factors relating to the specific facilities being used to perform the services.
EQM may not be able to renew or replace expiring contracts at favorable rates or on a long-term basis.
EQM's primary exposure to market risk occurs at the time its existing contracts expire and are subject to renegotiation and renewal. Based on total projected contractual revenues, including projected contractual revenues from future capacity expected from expansion projects that are not yet fully constructed for which EQM has executed firm contracts, EQM's firm gathering contracts and firm transmission and storage contracts had weighted average remaining terms of approximately 11 years and 15 years, respectively, as of December 31, 2018. The extension or replacement of existing contracts, including EQM's contracts with EQT, depends on a number of factors beyond EQM's control, including:

•	the level of existing and new competition to provide services to EQM's markets;

•	the macroeconomic factors affecting natural gas economics for EQM's current and potential customers;

•	the balance of supply and demand, on a short-term, seasonal and long-term basis, in EQM's markets;

•	the extent to which the customers in EQM's markets are willing to contract on a long-term basis; and

•	the effects of federal, state or local regulations on the contracting practices of EQM's customers.
Any failure to extend or replace a significant portion of EQM's existing contracts, or extending or replacing them at unfavorable or lower rates, could have a material adverse effect on EQM's business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.
If the tariffs governing the services EQM provides are successfully challenged, EQM could be required to reduce its tariff rates, which could have a material adverse effect on EQM's business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.
Rate payers, the FERC or other interested stakeholders, such as state regulatory agencies, may challenge EQM's rates offered to individual customers or the terms and conditions of service included in EQM's tariffs. EQM does not have an agreement in place that would prohibit customers, including EQT or its affiliates, from challenging EQM's tariffs. If any challenge were successful, among other things, the rates that EQM charges on its systems could be reduced. Successful challenges could have a material adverse effect on EQM's business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us. See "– EQM's natural gas gathering, transmission and storage services are subject to extensive regulation by federal, state and local regulatory authorities. Changes or additional regulatory measures adopted by such authorities could have a material adverse effect on EQM's business, financial condition, results of operations, liquidity and ability to make distributions."

If EQM does not complete expansion projects, its future growth may be limited.
A significant component of EQM's growth strategy is to continue to grow the cash distributions on its units by expanding its business. EQM's ability to grow depends, in part, upon its ability to complete expansion projects, including, without limitation, the MVP, MVP Southgate and Hammerhead projects, that result in an increase in the cash EQM generates. EQM may be unable to complete successful, accretive expansion projects for many reasons, including, but not limited to, the following:

•	an inability to identify attractive expansion projects;

•
an inability to obtain necessary rights-of-way, real estate rights or permits or other government approvals, including approvals by regulatory agencies, whether as a result of further government shutdowns or otherwise;

•	an inability to successfully integrate the infrastructure EQM builds;

•	an inability to raise financing for expansion projects on economically acceptable terms;

•	incorrect assumptions about volumes, revenues and costs, including potential growth; or

•	an inability to secure adequate customer commitments to use the newly expanded facilities.
In addition, EQM's ability to secure required permits and rights-of-way or otherwise proceed with construction of its expansion projects could encounter opposition from political activists, who may attempt to delay pipeline construction through protests and other means, as has recently occurred to the MVP.
Expanding EQM's business by constructing new midstream assets subjects EQM to risks.
Organic and greenfield growth projects are a significant component of EQM's growth strategy. The development and construction of pipelines and storage facilities involves numerous regulatory, environmental, political and legal uncertainties beyond EQM's control and will require the expenditure of significant amounts of capital. The development and construction of pipeline infrastructure and storage facilities expose EQM to construction risks such as the failure to meet customer contractual requirements, delays caused by landowners or advocacy groups opposed to the natural gas industry, environmental hazards, adverse weather conditions, the performance of third-party contractors, the lack of available skilled labor, equipment and materials and the inability to obtain necessary rights-of-way or approvals and permits from regulatory agencies on a timely basis or at all (and maintain such rights-of-way, approvals and permits once obtained). These types of projects may not be completed on schedule, at the budgeted cost or at all. Moreover, EQM's revenues may not increase for some time after completion of a particular project. For instance, EQM will be required to pay construction costs generally as they are incurred but construction will typically occur over an extended period of time, and EQM will not receive revenues or material increases in revenues until the project is placed into service. Moreover, EQM may construct facilities to capture anticipated future growth in production and/or demand in a region in which such growth does not materialize. As a result, new facilities may not be able to attract enough throughput to achieve EQM's expected investment return, which could adversely affect EQM's business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.
EQM may face opposition to the development or operation of its pipelines and facilities from various groups.
EQM may face opposition to the development or operation of its pipelines and facilities from environmental groups, landowners, local groups and other advocates. Such opposition could take many forms, including organized protests, attempts to block or sabotage EQM's operations, intervention in regulatory or administrative proceedings involving its assets, or lawsuits or other actions designed to prevent, disrupt or delay the development or operation of its assets and business. For example, repairing EQM's pipelines often involves securing consent from individual landowners to access their property; one or more landowners may resist EQM's efforts to make needed repairs, which could lead to an interruption in the operation of the affected pipeline or other facility for a period of time that is significantly longer than would have otherwise been the case. In addition, acts of sabotage or eco-terrorism could cause significant damage or injury to people, property or the environment or lead to extended interruptions of EQM's operations. Any such event that interrupts the revenues generated by EQM's operations, or which causes it to make significant expenditures not covered by insurance, could reduce its cash available for paying distributions to its unitholders, including us, and, accordingly, adversely affect our financial condition and the market price of our securities.
Recently, activists concerned about the potential effects of climate change have directed their attention towards sources of funding for fossil-fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in energy-related activities. Ultimately, this could make it more difficult to secure funding for exploration and production activities or energy infrastructure related projects, and consequently could both indirectly affect demand for EQM's services and directly affect its ability to fund construction or other capital projects.
Acquisitions EQM may make could reduce, rather than increase, its cash generated from operations on a per unit basis.
If EQM does make acquisitions that it believes will be accretive, these acquisitions may nevertheless result in a decrease in the cash generated from operations on a per unit basis. Any acquisition involves potential risks, including, among other things:

•	mistaken assumptions about volumes, revenues and costs, including synergies and potential growth;

•	an inability to secure adequate customer commitments to use the acquired systems or facilities;

•	an inability to integrate successfully the assets or businesses EQM acquires;

•	the assumption of unknown liabilities for which EQM is not indemnified or for which EQM's indemnity is inadequate;

•	the diversion of management's and employees' attention from other business concerns; and

•	unforeseen difficulties operating in new geographic areas or business lines.
If any acquisition fails to be accretive to EQM's distributable cash flow per unit, it could have a material adverse effect on EQM's business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.
Review of our goodwill has resulted in and could result in future significant impairment charges.
GAAP requires us to perform an assessment of goodwill at the reporting unit level for impairment at least annually and whenever events or changes in circumstance indicate that the fair value of a reporting unit is less than its carrying amount.
We may perform either a qualitative or quantitative assessment of potential impairment. Our qualitative assessment of potential impairment may result in the determination that a quantitative impairment analysis is not necessary. Under this elective process, we assess qualitative factors to determine whether the existence of events or circumstances leads us to determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, we determine that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing a quantitative analysis is not required. However, if we conclude otherwise, then we perform a quantitative impairment analysis. If we choose not to perform a qualitative assessment, or if we choose to perform a qualitative assessment but are unable to qualitatively conclude that no impairment has occurred, then we will perform a quantitative evaluation. In the case of a quantitative assessment, we estimate the fair value of the reporting unit with which the goodwill is associated and compare it to the carrying value. If the estimated fair value of a reporting unit is less than its carrying value, an impairment charge is recognized for the excess of the reporting unit's carrying value over its fair value.
Assessing the recoverability of goodwill requires significant judgments and estimates by management. Fair values of goodwill are primarily estimated using discounted cash flows based on forecasts of financial results that incorporate assumptions including, but not limited to, the discount rate, terminal value factor, peer groups, control premiums and earnings before interest, taxes, depreciation and amortization multiples. All of our goodwill relates to businesses that were acquired and valued by EQT's management in the Rice Merger.
Following the third quarter of 2018 and prior to the Separation, we identified impairment indicators in the form of production curtailments announced by a primary customer of the two reporting units to which our goodwill is recorded that could reduce volumetric-based fee revenues of those reporting units. For the year ended December 31, 2018, we determined that the carrying value of one of those reporting units (the RMP PA Gas Gathering reporting unit, which comprises the Pennsylvania gathering assets acquired in the Rice Merger) was greater than its fair value. As a result, we recognized impairment of goodwill of $261.9 million. If the operations or projected operating results of these businesses decline significantly, we could incur additional goodwill impairment charges. Future impairment charges could be significant and could have a material adverse impact on our financial condition and results of operations for the period in which the impairment is recorded. As of December 31, 2018, we had approximately $1,239 million of goodwill, which will be monitored for future impairment. Management will continue to monitor and evaluate the factors underlying the fair market value of acquired businesses over the course of the year to determine if any interim assessments are necessary and will take any additional impairment charges required.

EQM's failure to successfully combine and integrate the businesses of EQM and RMP may adversely affect the future results of the combined organization and EQM's ability to achieve the intended benefits of the EQM-RMP Mergers.
The success of the EQM-RMP Mergers depends, in part, on EQM's ability to realize the anticipated benefits from combining the businesses of EQM and RMP, and integration of the parties gathering systems remains ongoing. To realize these anticipated benefits, the businesses must be successfully combined and integrated. If the combined organization is not able to achieve these objectives, or is not able to achieve these objectives on a timely basis, the anticipated benefits of the EQM-RMP Mergers may not be realized fully or at all. In addition, the ongoing integration may result in additional and unforeseen expenses, which could reduce the anticipated benefits of the EQM-RMP Mergers. There can be no assurance that EQM's combination with RMP will deliver the strategic, financial and operational benefits anticipated by EQM. EQM's business may be negatively impacted if it is unable to effectively manage its expanded operations, which could have a material adverse effect on EQM's ability to make quarterly cash distributions to its unitholders, including us.
If EQM is unable to obtain needed capital or financing on satisfactory terms to fund expansions of its asset base or acquisitions, its ability to make quarterly cash distributions may be diminished or its financial leverage could increase. EQM does not have any commitment with the EQM General Partner or us to provide any direct or indirect financial assistance to EQM.
In order to expand EQM's asset base and complete announced expansion projects, including the MVP, MVP Southgate and Hammerhead projects, EQM will need to make significant expansion capital expenditures and acquisition capital expenditures. If EQM does not make sufficient or effective capital expenditures, it will be unable to expand its business operations and may be unable to maintain or raise the level of its quarterly cash distributions.
In order to fund its expansion capital expenditures and acquisition capital expenditures, EQM will be required to use cash from its operations, incur borrowings or sell additional common units or other partner interests. Using cash from operations will reduce distributable cash flow to EQM's common unitholders, including us. EQM's ability to obtain bank financing or to access the capital markets for future equity or debt offerings may be limited by its financial condition at the time of any such financing or offering, the covenants in EQM's debt agreements, general economic conditions and contingencies and uncertainties that are beyond EQM's control. Furthermore, market demand for equity issued by master limited partnerships has been significantly lower in recent years than it has been historically, which may make it more challenging for EQM to finance its expansion capital expenditures and acquisition capital expenditures with the issuance of equity in the capital markets. Even if EQM is successful in obtaining funds for expansion and acquisition capital expenditures through equity or debt financings, the terms thereof could limit its ability to pay distributions to its common unitholders, including us. In addition, incurring additional debt may significantly increase EQM's interest expense and financial leverage, and issuing additional partner interests may result in significant common unitholder dilution and increase the aggregate amount of cash required to maintain the then-current distribution rates, which could materially decrease EQM's ability to pay distributions at the then-current distribution rates, and our ability to pay dividends. If funding is not available to EQM when needed, or is available only on unfavorable terms, EQM may be unable to execute its business plans, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on EQM's business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us. There is no commitment from the EQM General Partner or us to provide any direct or indirect financial assistance to EQM.
EQM is subject to numerous hazards and operational risks.
EQM's business operations are subject to all of the inherent hazards and risks normally incidental to the gathering, transmission and storage of natural gas and performance of water services. These operating risks include, but are not limited to:

•
damage to pipelines, facilities, equipment, environmental controls and surrounding properties caused by hurricanes, earthquakes, tornadoes, abnormal amounts of rainfall, floods, fires, droughts, landslides and other natural disasters and acts of sabotage and terrorism;

•	inadvertent damage from construction, vehicles, and farm and utility equipment;

•	uncontrolled releases of natural gas and other hydrocarbons;

•
leaks, migrations or losses of natural gas as a result of the malfunction of equipment or facilities and, with respect to storage assets, as a result of undefined boundaries, geologic anomalies, natural pressure migration and wellbore migration;

•	ruptures, fires and explosions;

•	pipeline freeze offs due to cold weather; and

•	other hazards that could also result in personal injury and loss of life, pollution to the environment and suspension of operations.
These risks could result in loss of human life, personal injuries, significant damage to property, environmental pollution, impairment of EQM's operations, regulatory investigations and penalties and substantial losses to EQM. The location of certain segments of EQM's systems in or near populated areas, including residential areas, commercial business centers and industrial sites, could increase the damages resulting from these risks. In spite of any precautions taken, an event such as those described above could cause considerable harm to people, property or the environment and could have a material adverse effect on EQM's business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us. Accidents or other operating risks could further result in loss of service available to EQM's customers. Such circumstances, including those arising from maintenance and repair activities, could result in service interruptions on segments of EQM's systems. Potential customer impacts arising from service interruptions on segments of EQM's systems could include limitations on its ability to satisfy customer requirements, obligations to provide reservation charge credits to customers in times of constrained capacity, and solicitation of EQM's existing customers by others for potential new projects that would compete directly with EQM's existing services. Such circumstances could adversely impact EQM's ability to meet contractual obligations and retain customers, with a resulting negative impact on EQM's business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.
Negative public perception regarding EQM, the MVP, MVP Southgate, other EQM projects and/or the midstream industry could have an adverse effect on EQM's operations.
Negative public perception regarding EQM, the MVP, MVP Southgate, other EQM projects and/or the midstream industry resulting from, among other things, oil spills, the explosion of natural gas transmission and gathering lines, erosion and sedimentation issues, and general concerns raised by advocacy groups about hydraulic fracturing and pipeline projects, has led to, and may in the future lead to, increased regulatory scrutiny, which may, in turn, lead to new local, state and federal safety and environmental laws, regulations, guidelines and enforcement interpretations. See "Item 3. Legal Proceedings." These actions have caused, and may continue to cause, operational delays or restrictions, increased construction and operating costs, penalties under construction contracts, additional regulatory burdens and increased risk of litigation. As discussed under "– The regulatory approval process for the construction of new midstream assets is challenging, and recent decisions by regulatory and judicial authorities in pending proceedings could impact EQM's or the MVP Joint Venture's ability to obtain all approvals and authorizations necessary to complete certain projects on the projected time frame or at all or EQM's ability to achieve the expected investment return on the project," there are several pending challenges to certain aspects of the MVP project that must be resolved before the MVP project can be completed. Moreover, governmental authorities exercise considerable discretion in the timing and scope of permit issuance and the public may engage in the permitting process, including through intervention in the courts. Negative public perception could cause the permits EQM and the MVP Joint Venture need to conduct their operations to be removed, withheld, delayed or burdened by requirements that restrict their ability to profitably conduct business.
EQM does not insure against all potential losses and could be seriously harmed by unexpected liabilities.
EQM is not fully insured against all risks inherent in its business, including environmental accidents that might occur. In addition, EQM does not maintain business interruption insurance of the types and in amounts necessary to cover all possible risks of loss, like project delays caused by governmental action or inaction. The occurrence of any operating risks not fully covered by insurance could have a material adverse effect on EQM's business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.
We currently maintain excess liability insurance that covers our and our affiliates', including EQM's, legal and contractual liabilities arising out of bodily injury, personal injury or property damage, including resulting loss of use, to third parties. This excess liability insurance includes coverage for sudden and accidental pollution liability but excludes: release of pollutants subsequent to their disposal; release of substances arising from the combustion of fuels that result in acidic deposition; and testing, monitoring, clean-up, containment, treatment or removal of pollutants from property owned, occupied by, rented to, used by or in the care, custody or control of us and our affiliates, including EQM. We also maintain coverage for us and our affiliates, including EQM, for physical damage to assets and resulting business interruption, including damage caused by terrorist acts.

All of our insurance is subject to deductibles or self-insured retentions. If a significant accident or event occurs for which EQM is not fully insured, it could adversely affect EQM's operations and financial condition. We may not be able to maintain or obtain insurance for ourselves and our affiliates, including EQM, of the types and in the amounts we desire at reasonable rates, and we may elect to self-insure a portion of EQM's asset portfolio. The insurance coverage we have obtained or may obtain may contain large deductibles or fail to cover certain hazards or cover all potential losses. In addition, for pre-Distribution losses, we will share insurance coverage with EQT, and we will remain responsible for payment of any deductible or self-insured amounts under those insurance policies. To the extent EQM experiences a pre-Distribution loss that would be covered under EQT's insurance policies, our ability to collect under those policies may be reduced to the extent EQT erodes the limits under those policies.
Terrorist or cyber security attacks or threats thereof aimed at EQM's pipelines or facilities or surrounding areas and new laws and regulations governing data privacy could adversely affect its business.
EQM's business has become increasingly dependent upon digital technologies, including information systems, infrastructure and cloud applications, to operate its assets, and the maintenance of EQM's financial and other records has long been dependent upon such technologies. The U.S. government has issued public warnings that indicate that energy assets might be specific targets of cyber security threats. Deliberate attacks on, or unintentional events affecting, EQM's systems or infrastructure, the systems or infrastructure of third parties or the cloud could lead to corruption or loss of EQM's proprietary data and potentially sensitive data, delays in delivery of natural gas and NGLs, difficulty in completing and settling transactions, challenges in maintaining EQM's books and records, communication interruptions, environmental damage, personal injury, property damage and other operational disruptions, as well as damage to our reputation, financial condition and cash flows. Further, as cyber incidents continue to evolve, EQM may be required to expend additional resources to continue to modify or enhance its protective measures or to investigate and remediate any vulnerability to cyber incidents. In addition, new U.S. laws and regulations governing data privacy and the unauthorized disclosure of personal information may potentially elevate EQM's compliance costs. Any failure by EQM to comply with these laws and regulations, including as a result of a cyber incident, could result in significant penalties and liability to EQM. Additionally, if EQM acquires a company that has violated or is not in compliance with applicable data protection laws, EQM may incur significant liabilities and penalties as a result.
EQM is subject to stringent environmental laws and regulations that may expose it to significant costs and liabilities.
EQM's operations are regulated extensively at the federal, state and local levels. Laws, regulations and other legal requirements have increased the cost to plan, design, install, operate and abandon gathering, transmission and water systems and pipelines. Environmental, health and safety legal requirements govern discharges of substances into the air, water and ground; the management and disposal of hazardous substances and wastes; the clean-up of contaminated sites; groundwater quality and availability; plant and wildlife protection; locations available for pipeline construction; environmental impact studies and assessments prior to permitting; restoration of properties after construction or operations are completed; pipeline safety (including replacement requirements); and work practices related to employee health and safety. Compliance with the laws, regulations and other legal requirements applicable to EQM's business, including delays in obtaining permits or other government approvals, may increase EQM's cost of doing business, result in delays or restrictions in the performance of operations due to the need to obtain additional or more detailed permits or other governmental approvals or even cause EQM not to pursue a project. For example, the U.S. Fish and Wildlife Service continues to receive hundreds of petitions to consider listing of additional species as endangered or threatened and is being regularly sued or threatened with lawsuits to address these petitions. Some of these legal actions may result in the listing of species located in areas in which EQM operates. Such designations of previously unprotected species as being endangered or threatened, or the designation of previously unprotected areas as a critical habitat for such species, can result in increased costs, construction delays, restrictions in EQM's operations or abandonment of projects. Listing of aquatic species could potentially affect water supplies or delay related infrastructure development. In addition, compliance with laws, regulations or other legal requirements could subject EQM to claims for personal injuries, property damage and other damages. EQM's failure to comply with the laws, regulations and other legal requirements applicable to its business, even if as a result of factors beyond its control, could result in the suspension or termination of its operations and subject EQM to administrative, civil and criminal penalties and damages.
Laws, regulations and other legal requirements are constantly changing, and implementation of compliant processes in response to such changes could be costly and time consuming. For example, in October 2015, the EPA revised the NAAQS for ozone from 75 parts per billion for the current 8-hour primary and secondary ozone standards to 70 parts per billion for both standards. The EPA may designate the areas in which EQM operates as nonattainment areas. States that contain any areas designated as nonattainment areas will be required to develop implementation plans demonstrating how the areas will attain the applicable standard within a prescribed period of time. These plans may require the installation of additional equipment to control emissions. In addition, in May 2016, the EPA finalized rules that impose volatile organic compound emissions limits (and collaterally reduce methane emissions) on certain types of compressors and pneumatic pumps, as well as requiring the development and implementation of leak monitoring plans for compressor stations. The EPA finalized amendments to some requirements in these standards in March 2018 and September 2018, including rescission of certain requirements and revisions to other requirements such as fugitive emissions monitoring frequency. Compliance with these or other new regulations could, among other things, require installation of new emission controls on some of EQM's equipment, result in longer permitting timelines, and significantly increase EQM's capital expenditures and operating costs, which could adversely impact EQM's business. In addition to periodic changes to air, water and waste laws, as well as recent EPA initiatives to impose climate change-based air regulations on industry, the U.S. Congress and various states have been evaluating climate-related legislation and other regulatory initiatives that would further restrict emissions of GHGs, including methane (a primary component of natural gas) and carbon dioxide (a byproduct of burning natural gas). Several states are also pursuing similar measures to regulate emissions of GHGs from new and existing sources. If implemented, such GHG restrictions may result in additional compliance obligations with respect to, or taxes on the release, capture and use of GHGs that could have an adverse effect on EQM's operations.
There is a risk that EQM may incur costs and liabilities in connection with its operations due to historical industry operations and waste disposal practices, its handling of wastes and potential emissions and discharges related to EQM's operations. Private parties, including the owners of the properties through which EQM's gathering system or its transmission and storage system pass and facilities where its wastes are taken for reclamation or disposal, may have the right to pursue legal actions to require remediation of contamination or enforce compliance with environmental requirements as well as to seek damages for personal injury or property damage. In addition, changes in environmental laws occur frequently, and any such changes that result in more stringent and costly waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on EQM's business, financial condition, results of operations, liquidity or ability to make quarterly cash distributions to its unitholders, including us. EQM may not be able to recover all or any of these costs from insurance.
Climate change and related legislation, regulatory initiatives and litigation could result in increased operating costs and reduced demand for the natural gas services EQM provides.
Legislative and regulatory measures to address climate change and GHG emissions are in various phases of discussion or implementation. The EPA regulates GHG emissions from new and modified facilities that are potential major sources of criteria pollutants under the Clean Air Act's Prevention of Significant Deterioration and Title V programs and has adopted regulations that require, among other things, preconstruction and operating permits for certain large stationary sources and the monitoring and reporting of GHGs from certain onshore oil and natural gas production sources on an annual basis.
In addition, the U.S. Congress, along with federal and state agencies, has considered measures to reduce the emissions of GHGs. Legislation or regulation that restricts carbon emissions could increase EQM's cost of environmental compliance by requiring it to install new equipment to reduce emissions from larger facilities and/or, depending on any future legislation, purchase emission allowances. Climate change and GHG legislation or regulation could also delay or otherwise negatively affect efforts to obtain and maintain permits and other regulatory approvals for existing and new facilities, impose additional monitoring and reporting requirements or adversely affect demand for the natural gas EQM gathers, transports and stores. Conversely, legislation or regulation that sets a price on or otherwise restricts carbon emissions could also benefit EQM by increasing demand for natural gas because the combustion of natural gas results in substantially fewer carbon emissions per Btu of heat generated than other fossil fuels such as coal. The effect on EQM of any new legislative or regulatory measures will depend on the particular provisions that are ultimately adopted.
Significant portions of EQM's pipeline systems have been in service for several decades. There could be unknown events or conditions, or increased maintenance or repair expenses and downtime associated with its pipelines that could have a material adverse effect on EQM's business, financial condition, results of operations, liquidity and ability to make distributions.
Significant portions of EQM's transmission and storage system and FERC-regulated gathering system have been in service for several decades. The age and condition of these systems could result in increased maintenance or repair expenditures, and any downtime associated with increased maintenance and repair activities could materially reduce EQM's revenue. Any significant increase in maintenance and repair expenditures or loss of revenue due to the age or condition of EQM's systems could adversely affect its business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.

EQM may incur significant costs and liabilities as a result of increasingly stringent pipeline safety regulation, including pipeline integrity management program testing and related repairs.
The DOT, acting through PHMSA, has adopted regulations requiring pipeline operators to develop integrity management programs for transmission pipelines located where a leak or rupture could harm HCAs, including high population areas, unless the operator effectively demonstrates by risk assessment that the pipeline could not affect the area. The regulations require operators, including EQM, to:

•	perform ongoing assessments of pipeline integrity;

•	identify and characterize applicable threats to pipeline segments that could impact an HCA;

•	maintain processes for data collection, integration and analysis;

•	repair and remediate pipelines as necessary; and

•	implement preventive and mitigating actions.
Changes to pipeline safety laws and regulations that result in more stringent or costly safety standards could have a significant adverse effect on EQM and similarly situated midstream operators. For example, in April 2016, PHMSA published a notice of proposed rulemaking addressing several integrity management topics and proposing new requirements to address safety issues for natural gas transmission and gathering lines. The proposed rule would strengthen existing integrity management requirements, expand assessment and repair requirements to pipelines in areas with medium population densities and extend regulatory requirements to onshore gas gathering lines that are currently exempt. Further, in June 2016, then-President Obama signed the 2016 Pipeline Safety Act that extended PHMSA's statutory mandate under prior legislation through 2019. In addition, the 2016 Pipeline Safety Act empowered PHMSA to address imminent hazards by imposing emergency restrictions, prohibitions and safety measures on owners and operators of gas or hazardous liquid pipeline facilities without prior notice or an opportunity for a hearing and also required PHMSA to develop new safety standards for natural gas storage facilities by June 2018. Pursuant to those provisions of the 2016 Pipeline Safety Act, in October 2016 and December 2016, PHMSA issued two Interim Final Rules that expanded the agency's authority to impose emergency restrictions, prohibitions and safety measures and strengthened the rules related to underground natural gas storage facilities, including well integrity, wellbore tubing and casing integrity. The December 2016 Interim Final Rule, relating to underground gas storage facilities, went into effect in January 2017, with a compliance deadline in January 2018. PHMSA determined, however, that it will not issue enforcement citations to any operators for violations of provisions of the December 2016 Interim Final Rule that had previously been non-mandatory provisions of American Petroleum Institute Recommended Practices 1170 and 1171 until one year after PHMSA issues a final rule; however, no final rule has been issued. Additionally, in January 2017, PHMSA announced a new final rule regarding hazardous liquid pipelines, which increases the quality and frequency of tests that assess the condition of pipelines, requires operators to annually evaluate the existing protective measures in place for pipeline segments in HCAs, extends certain leak detection requirements for hazardous liquid pipelines not located in HCAs, and expands the list of conditions that require immediate repair. However, it is unclear when or if this rule will go into effect because, on January 20, 2017, the Trump Administration requested that all regulations that had been sent to the Office of the Federal Register, but were not yet published, be immediately withdrawn for further review. Accordingly, this rule has not become effective through publication in the Federal Register. We are monitoring and evaluating the effect of these and other emerging requirements on EQM's operations.
States are generally preempted by federal law in the area of pipeline safety, but state agencies may qualify to assume responsibility for enforcing federal regulations over intrastate pipelines. They may also promulgate additive pipeline safety regulations provided that the state standards are at least as stringent as the federal standards. Although many of EQM's natural gas facilities fall within a class that is not subject to integrity management requirements, EQM may incur significant costs and liabilities associated with repair, remediation, preventive or mitigation measures associated with its non-exempt transmission pipelines. The costs, if any, for repair, remediation, preventive or mitigating actions that may be determined to be necessary as a result of the testing program, as well as lost cash flows resulting from shutting down EQM's pipelines during the pendency of such actions, could be material.
Should EQM fail to comply with DOT regulations adopted under authority granted to PHMSA, it could be subject to penalties and fines. PHMSA has the authority to impose civil penalties for pipeline safety violations up to a maximum of approximately $200,000 per day for each violation and approximately $2 million for a related series of violations. This maximum penalty authority established by statute will continue to be adjusted periodically to account for inflation. In addition, EQM may be required to comply with new safety regulations and make additional maintenance capital expenditures in the future for similar regulatory compliance initiatives that are not reflected in its forecasted maintenance capital expenditures.

The adoption of legislation relating to hydraulic fracturing and the enactment of new or increased severance taxes and impact fees on natural gas production could cause EQM's current and potential customers to reduce the number of wells they drill in the Marcellus, Utica and Upper Devonian Shales or curtail production of existing wells. If reductions are significant for those or other reasons, the reductions would have a material adverse effect on EQM's business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.
EQM's assets are primarily located in the Marcellus Shale fairway in southwestern Pennsylvania and northern West Virginia and the Utica Shale fairway in eastern Ohio, and a substantial majority of the production that EQM receives from customers is produced from wells completed using hydraulic fracturing. Hydraulic fracturing is an important and commonly used process in the completion of oil and gas wells, particularly in unconventional resource plays like the Marcellus, Utica and Upper Devonian Shales. Hydraulic fracturing is typically regulated by state oil and gas commissions and similar agencies, but several federal agencies have asserted regulatory authority over aspects of the process, including the EPA, which finalized effluent limit guidelines allowing zero discharge of waste water from shale gas extraction operations to a publicly owned treatment plant in 2016 in addition to existing limits on direct discharges. Additionally, in response to increased public concern regarding the alleged potential impacts of hydraulic fracturing, the EPA has asserted federal regulatory authority pursuant to the federal Safe Drinking Water Act (SDWA) over certain hydraulic fracturing activities involving the use of diesel fuels and published permitting guidance in February 2014 addressing the performance of such activities using diesel fuels. The federal Bureau of Land Management (BLM), has also asserted regulatory authority over aspects of the process, and issued a final rule in March 2015 that established more stringent standards for performing hydraulic fracturing on federal and Indian lands. The BLM rule was struck down by a federal court in Wyoming in June 2016, but was reinstated on appeal by the Tenth Circuit in September 2017. While this appeal was pending, BLM proposed a rulemaking in July 2017 to rescind these rules in their entirety. BLM published a final rule rescinding the 2015 rules in December 2017. However, other federal or state agencies may look to the BLM rule in developing new regulations that could apply to EQM's operations.
The U.S. Congress has from time to time considered the adoption of legislation to provide for federal regulation of hydraulic fracturing, while a growing number of states, including those in which EQM operates, have adopted, and other states are considering adopting, regulations that could impose more stringent disclosure and/or well construction requirements on hydraulic fracturing operations. Some states, such as Pennsylvania, have imposed fees on the drilling of new unconventional oil and gas wells. States could elect to prohibit hydraulic fracturing altogether, as was announced in December 2014 with regard to hydraulic fracturing activities in New York. Also, certain local governments have adopted, and additional local governments may further adopt, ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. Further, several federal governmental agencies are conducting reviews and studies on the environmental aspects of hydraulic fracturing, including the EPA. For example, in December 2016, the EPA issued its final report on a study it had conducted over several years regarding the effects of hydraulic fracturing on drinking water sources. The final report, contrary to several previously published draft reports issued by the EPA, found instances in which impacts to drinking water may occur. However, the report also noted significant data gaps that prevented the EPA from determining the extent or severity of these impacts. The results of such reviews or studies could spur initiatives to further regulate hydraulic fracturing.
State and federal regulatory agencies recently have focused on a possible connection between the hydraulic fracturing related activities and the increased occurrence of seismic activity. When caused by human activity, such events are called induced seismicity. In a few instances, operators of injection disposal wells in the vicinity of seismic events have been ordered to reduce injection volumes or suspend operations. Some state regulatory agencies, including those in Colorado, Ohio, Oklahoma and Texas, have modified their regulations to account for induced seismicity. While Pennsylvania is not one of the states where such regulation has been enacted, regulatory agencies at all levels are continuing to study the possible linkage between oil and gas activity and induced seismicity. These developments could result in additional regulation and restrictions on the use of injection disposal wells and hydraulic fracturing. Such regulations and restrictions could cause delays and impose additional costs and restrictions on EQM's customers.
The adoption of new laws, regulations or ordinances at the federal, state or local levels imposing more stringent restrictions on hydraulic fracturing could make it more difficult for EQM's customers to complete natural gas wells, increase customers' costs of compliance and doing business, and otherwise adversely affect the hydraulic fracturing services they perform, which could negatively impact demand for EQM's gathering, transmission and storage, or water services.
Furthermore, the tax laws, rules and regulations that affect EQM's customers are subject to change. For example, Pennsylvania's governor and legislature have continued to discuss the imposition of a state severance tax on the extraction of natural resources, including natural gas produced from the Marcellus, Utica and Upper Devonian Shale formations, either in replacement of or in addition to the existing state impact fee. A consensus on the characteristics, such as the effective tax rate, or enactment of a state severance tax has yet to be reached. Any such increase or change could adversely impact the earnings, cash flows and financial position of EQM's customers and cause them to reduce their drilling in the areas in which EQM operates.
EQM's exposure to direct commodity price risk may increase in the future.
For the years ended December 31, 2018 and 2017, approximately 54% and 84%, respectively, of EQM's revenues were generated from firm reservation fees under long-term contracts. The decrease from 2017 to 2018 reflects the inclusion of RMP's gathering systems for a full year compared to the period from November 13, 2017 through December 31, 2017, as RMP's gathering systems were not supported by contracts with firm reservation fee components. Rather, all of RMP's gathering revenues were generated under long-term interruptible service contracts. As a result, following the Rice Merger, EQM has greater exposure to short- and medium-term declines in volumes of gas produced and gathered on its systems than it has historically. Although EQM intends to execute long-term firm contracts with new customers in the future, its efforts to obtain such contractual terms may not be successful. EQM's water service agreements are volumetric in nature and therefore may be more sensitive to fluctuations in commodity prices and downturns in production by EQM's customers in the future. In addition, EQM may acquire or develop additional midstream assets in the future that do not provide services primarily based on capacity reservation charges or other fixed fee arrangements and therefore have a greater exposure to fluctuations in commodity price risk than its current operations. Future exposure to the volatility of natural gas prices, including regional basis differentials, as a result of EQM's future contracts could have a material adverse effect on its business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.
EQM does not own all of the land on which its pipelines and facilities are located, which could disrupt its operations.
EQM does not own all of the land on which its pipelines and facilities have been constructed, and it is therefore subject to the possibility of more onerous terms and/or increased costs to retain necessary land use if it does not have valid rights-of-way, if such rights-of-way lapse or terminate or if its facilities are not properly located within the boundaries of such rights-of-way. Although many of these rights are perpetual in nature, EQM occasionally obtains the rights to construct and operate its pipelines on land owned by third parties and governmental agencies for a specific period of time. If EQM were to be unsuccessful in negotiating or renegotiating rights-of-way, it might have to institute condemnation proceedings on its FERC-regulated assets or relocate its facilities for non-regulated assets. A loss of rights-of-way or a relocation could have a material adverse effect on EQM's business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us. Additionally, even when EQM owns an interest in the land on which its pipelines and facilities have been constructed, agreements with correlative rights owners may require EQM to relocate pipelines and facilities, shut in storage facilities to facilitate the development of the correlative rights owners' estate, or pay the correlative rights owners the lost value of their estate if they are not willing to accommodate development.
Any significant and prolonged change in or stabilization of natural gas prices could have a negative impact on EQM's natural gas storage business.
Historically, natural gas prices have been seasonal and volatile, which has enhanced demand for and increased the value of EQM's storage services. The natural gas storage business has benefited from significant short-term price fluctuations and seasonal price sensitivity, which impacts the level of demand for EQM's services and the rates it is able to charge for such services. On a system-wide basis, natural gas is typically injected into storage between April and October when natural gas prices are generally lower and withdrawn during the winter months of November through March when natural gas prices are typically higher. However, the market for natural gas may not continue to experience short-term volatility and seasonal price sensitivity in the future at the levels previously seen. If price volatility and seasonality in the natural gas industry decrease, because of increased production volumes and higher demand for natural gas during the injection season, the demand for EQM's storage services and the prices that EQM will be able to charge for those services may decline.
In addition to volatility and seasonality, an extended period of high natural gas prices would increase the cost of acquiring base gas and drilling new storage wells due to higher demand for drilling rigs and likely place upward pressure on the costs of associated storage expansion activities. An extended period of low natural gas prices could adversely impact storage values for some period of time until market conditions adjust. These commodity price impacts could have a negative impact on EQM's business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.

EQM has entered into joint ventures, and may in the future enter into additional or modify existing joint ventures, that might restrict its operational and corporate flexibility. In addition, these joint ventures are subject to many of the same operational risks to which EQM is subject.
EQM has entered into joint ventures to construct the MVP and MVP Southgate projects and may in the future enter into additional joint venture arrangements with third parties. Joint venture arrangements may restrict EQM's operational and corporate flexibility. Because EQM does not control all of the decisions of the MVP Joint Venture, it may be difficult or impossible for EQM to cause the joint venture to take actions that EQM believes would be in EQM's or the joint venture's best interests. For example, EQM cannot unilaterally cause the distribution of cash by the MVP Joint Venture. Moreover, joint venture arrangements involve various risks and uncertainties, such as committing EQM to fund operating and/or capital expenditures, the timing and amount of which EQM may not control, and EQM's joint venture partners may not satisfy their financial obligations to the joint venture.
In addition, the operations of the MVP Joint Venture and any joint ventures we or EQM may enter into in the future are subject to many of the same operational risks to which we and EQM are subject to.
EQM's significant indebtedness, and any future indebtedness, as well as the restrictions under EQM's debt agreements, could adversely affect its operating flexibility, business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.
EQM's debt agreements contain various covenants and restrictive provisions that limit EQM's ability to, among other things:

•	incur or guarantee additional debt;

•	make distributions on or redeem or repurchase units;

•	incur or permit liens on assets;

•	enter into certain types of transactions with affiliates;

•	enter into certain mergers or acquisitions; and

•	dispose of all or substantially all of its assets.
In October 2018, EQM amended and restated its credit facility to increase the borrowing capacity from $1 billion to $3 billion and extend the term to October 2023. EQM's credit facility contains a covenant requiring EQM to maintain a consolidated leverage ratio of not more than 5.00 to 1.00 (or not more than 5.50 to 1.00 for certain measurement periods following the consummation of certain acquisitions). EQM's ability to meet these covenants can be affected by events beyond its control and EQM cannot assure its unitholders that it will meet these covenants. In addition, EQM's $3 billion credit facility contains events of default customary for such facilities, including the occurrence of a change of control. Furthermore, in June 2018, EQM issued senior unsecured notes in an aggregate principal amount of $2.5 billion, consisting of $1.1 billion in aggregate principal amount of its 4.75% senior notes due 2023, $850 million in aggregate principal amount of its 5.50% senior notes due 2028, and $550 million in aggregate principal amount of its 6.50% senior notes due 2048.
The provisions of EQM's debt agreements may affect EQM's ability to obtain future financing and pursue attractive business opportunities and its flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of EQM's debt agreements could result in an event of default, which could enable EQM's creditors to, subject to the terms and conditions of the applicable agreement, declare any outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment of EQM's debt is accelerated, EQM's assets may be insufficient to repay such debt in full, and its unitholders and our shareholders could experience a partial or total loss of their investments. EQM's credit facility also has cross default provisions that apply to any other indebtedness EQM may have with an aggregate principal amount in excess of $25 million.
EQM may in the future incur additional debt. EQM's level of debt could have important consequences to EQM, including the following:

•
EQM's ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired, or such financing may not be available on favorable terms;

•
EQM's funds available for operations, future business opportunities and distributions to unitholders, including us, will be reduced by that portion of its cash flow required to make interest payments on its debt;

•	EQM may be more vulnerable to competitive pressures or a downturn in its business or the economy generally; and

•	EQM's flexibility in responding to changing business and economic conditions may be limited.
EQM's ability to service its debt will depend upon, among other things, its future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond its control. If EQM's operating results are not sufficient to service its current or future indebtedness, EQM will be forced to take actions such as reducing distributions, reducing or delaying its business activities, acquisitions, investments or capital expenditures, selling assets or seeking additional equity capital. EQM may not be able to effect any of these actions on satisfactory terms or at all.
EQM's substantial indebtedness and the additional debt EQM will incur in the future for, among other things, working capital, capital expenditures, capital contributions to the MVP Joint Venture, acquisitions or operating activities may adversely affect EQM's liquidity and therefore its ability to make quarterly cash distributions to its unitholders, including us.
In addition, EQM's significant indebtedness may be viewed negatively by credit rating agencies, which could result in increased costs for EQM or us to access the capital markets. Any future downgrade of the debt issued by EQM or its subsidiaries could significantly increase its capital costs or adversely affect EQM's or our ability to raise capital in the future.
A downgrade of EQM's credit ratings, which are determined by independent third parties, could impact EQM's liquidity, access to capital, and costs of doing business.
If any credit rating agency downgrades EQM's credit ratings, EQM's access to credit markets may be limited, EQM's borrowing costs could increase, and EQM may be required to provide additional credit assurances in support of commercial agreements, such as joint venture agreements and construction contracts, the amount of which may be substantial. EQM's credit ratings by Moody's, S&P and Fitch were Ba1, BBB- and BBB-, respectively, as of February 14, 2019. In order to be considered investment grade, EQM must be rated Baa3 or higher by Moody's, BBB- or higher by S&P and BBB- or higher by Fitch. EQM's non-investment grade credit rating by Moody's and any future downgrade of EQM's S&P and/or Fitch credit ratings to non-investment grade may result in greater borrowing costs and collateral requirements than would be available to EQM if all its credit ratings were investment grade. EQM's ability to access capital markets could also be limited by economic, market or other disruptions. An increase in the level of EQM's indebtedness in the future may result in a downgrade in the ratings that are assigned to its debt. Credit rating agencies perform an independent analysis when assigning credit ratings. This analysis includes a number of criteria such as business composition, market and operational risks, as well as various financial tests. Credit rating agencies continue to review the criteria for industry sectors and various debt ratings and may make changes to those criteria from time to time. Credit ratings are subject to revision or withdrawal at any time by the ratings agencies.
Increases in interest rates could adversely impact demand for EQM's storage capacity, its unit price, its ability to issue equity or incur debt for acquisitions or other purposes and its ability to make quarterly cash distributions at its intended levels.
There is a financing cost for EQM's customers to store natural gas in its storage facilities. That financing cost is impacted by the cost of capital or interest rates incurred by the customer in addition to the commodity cost of the natural gas in inventory. Absent other factors, a higher financing cost adversely impacts the economics of storing natural gas for future sale. As a result, a significant increase in interest rates could adversely affect the demand for EQM's storage capacity independent of other market factors. In addition, interest rates on EQM's current credit facility, future credit facilities and debt securities could be higher than current levels, causing EQM's financing costs to increase. As with other yield-oriented securities, EQM's unit price is impacted by the level of its cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in EQM's units, and a rising interest rate environment could have an adverse impact on EQM's unit price, its ability to issue equity or incur debt for acquisitions or other purposes and its ability to make quarterly cash distributions at its intended levels.
Item 1B.    Unresolved Staff Comments
None.

Item 2.        Properties
The Company leases its headquarters office in Pittsburgh, Pennsylvania and its corporate office in Canonsburg, Pennsylvania.
EQM's real property falls into two categories: (i) parcels that it owns in fee and (ii) parcels in which its interest derives from leases, easements, rights-of-way, permits or licenses from landowners or governmental authorities permitting the use of such land for EQM's operations. Certain lands on which EQM's pipelines and facilities are located are owned by EQM in fee title, and EQM believes that it has satisfactory title to these lands. The remainder of the lands on which EQM's pipelines and facilities are located are held by EQM pursuant to surface leases or easements between EQM, as lessee or grantee, and the respective fee owners of the lands, as lessors or grantors. EQM has held, leased or owned many of these lands for many years without any material challenge known to EQM relating to the title to the land upon which the assets are located, and EQM believes that it has satisfactory leasehold estates, easement interests or fee ownership to such lands. EQM believes that it has satisfactory title to all of its material leases, easements, rights-of-way, permits and licenses, and EQM has no knowledge of any material challenge to its title to such assets or their underlying fee title.
There are, however, certain lands within EQM's storage pools as to which it may not currently have vested real property rights, some of which are subject to ongoing acquisition negotiations or condemnation proceedings. In accordance with EQM's FERC certificates, the geological formations within which its permitted storage facilities are located cannot be used by third parties in any way that would detrimentally affect its storage operations, and EQM has the power of eminent domain with respect to the acquisition of necessary real property rights to use such storage facilities. Certain property owners have initiated legal proceedings against EQM and its affiliates for trespass, inverse condemnation and other claims related to these matters, and there is no assurance that other property owners will not initiate similar legal proceedings against EQM and its affiliates prior to final resolution.
See "Item 1. Business" for a discussion and map of the Company's operations.
Item 3.        Legal Proceedings
As of February 14, 2019, Equitrans Midstream Corporation was not party to any legal proceedings.
In the ordinary course of business, various legal and regulatory claims and proceedings are pending or threatened against EQM and its subsidiaries. While the amounts claimed may be substantial, EQM is unable to predict with certainty the ultimate outcome of such claims and proceedings. EQM accrues legal and other direct costs related to loss contingencies when incurred. EQM establishes reserves whenever it believes it to be appropriate for pending matters. Furthermore, after consultation with counsel and considering available insurance, EQM believes that the ultimate outcome of any matter currently pending against EQM will not materially affect its business, financial condition, results of operations, liquidity or ability to make distributions to EQM unitholders, including the Company.
Environmental Proceedings
Allegheny Valley Connector, Cambria County, Pennsylvania. Between September 2015 and February 2016, EQM, as the operator of the AVC facilities, which, at that time, were owned by EQT, received eight Notices of Violation (NOVs) from the Pennsylvania Department of Environmental Protection (PADEP). The NOVs alleged violations of the Pennsylvania Clean Streams Law in connection with inadvertent releases of sediment and bentonite to water that occurred while drilling for a pipeline replacement project in Cambria County, Pennsylvania. EQT and EQM immediately addressed the releases and fully cooperated with the PADEP. In October 2016, EQM acquired the AVC facilities from EQT, including any future obligations related to these releases. On November 1, 2018, EQM and the PADEP agreed to a Consent Order and Agreement that requires ongoing monitoring and payment of a civil penalty of $163,000. The civil penalty has been paid, and documents resolving this matter have been signed.
Consent Orders, Beta Pipeline Project, Greene County, PA, and Barracuda Pipeline Project, Washington County, PA. The PADEP issued multiple NOVs to EQM related to the Beta Pipeline Project for construction, sediment and erosion control issues and failure to implement required corrective actions during the period of November 2017 to April 2018. The PADEP also issued multiple NOVs to EQM related to a sediment slip in mid-2018 on the Barracuda Pipeline Project that impacted a surface water stream. The Company is working to bring this project into compliance and has reached a tentative settlement with the PADEP within the amount reserved.
Administrative Order, Swarts Storage Field, Greene County, PA. On December 26, 2018, EQM received an administrative order from the PADEP alleging non-compliance with certain regulations and failure to submit required information regarding encroaching mining operations in the storage field and authorizing the PADEP to shut down the storage field. EQM believes that it has substantially complied with the regulations, has complied with the PADEP information requests, and objects to the factual foundations of the administrative order. On January 10, 2019, the PADEP issued a letter suspending the portion of the administrative order that purported to authorize the PADEP to shut down the storage field. The administrative order does not contain a penalty assessment; however, resolution of the matter may include imposition of operational constraints. On January 25, 2019, EQM filed an administrative appeal on the PADEP's order to preserve its rights in any future proceedings. No reserve has been established for this matter.
Consent Order, Legacy Ohio Pipeline - Multiple Locations in Ohio. The Ohio Environmental Protection Agency (OEPA) has issued NOVs to EQM that encompass fill violations and/or storm water (sedimentation) violations incurred during the ownership of the Legacy Ohio pipeline by EQM's predecessor entities. The NOVs allege violations related to state storm water permits and state and federal clean water laws. EQM addressed the violations with agency oversight and cooperated with the OEPA to proactively address future corrective actions. EQM received a draft consent order in January 2019. Settlement discussions are ongoing. The Company believes it has reserved an amount sufficient to cover a settlement and expects that amount to be sufficient for any penalties associated with the Legacy Ohio pipeline. The Company is working to bring this project into compliance.
MVP Project Challenges
The MVP Joint Venture is currently defending certain agency actions and judicial challenges to the MVP that must be resolved favorably before the project can be completed, including the following:

•
In February 2018, the Sierra Club filed a lawsuit, Sierra Club, et al. v. U.S. Army Corps of Engineers, et al., consolidated under Case No. 18-1173, in the United States Fourth Circuit Court of Appeals (Fourth Circuit) against the U.S. Army Corps of Engineers (the U.S. Army Corps) challenging the verification by the Huntington District of the U.S. Army Corps that Nationwide Permit 12, which generally authorizes under Section 404 of the Clean Water Act discharges of dredge or fill material into waters of the United States and the construction of pipelines across such waters, could be utilized in the Huntington District (which covers all but the northernmost area of West Virginia) for the MVP project. The crux of Sierra Club's position was that the MVP Joint Venture, pursuant to its FERC license, planned to use a certain methodology (dry open cut creek crossing methodology) to construct the pipeline across streams in West Virginia that would take considerably longer than the 72 hours allowed for such activities pursuant to the terms of West Virginia's Clean Water Act Section 401 certification for Nationwide Permit 12. A three-judge panel of the Fourth Circuit agreed with the Sierra Club and on October 2, 2018, issued a preliminary order stopping the construction in West Virginia of that portion of the pipeline that is subject to Nationwide Permit 12. Following the issuance of the court's preliminary order, the U.S. Army Corps' Pittsburgh District (which had also verified use of Nationwide Permit 12 by MVP in the northern corner of West Virginia) suspended its verification that allowed the MVP Joint Venture to use Nationwide Permit 12 for stream and wetlands crossings in northern West Virginia. On November 27, 2018, the Fourth Circuit panel issued its final decision vacating the Huntington District's verification of the use of Nationwide Permit 12 in West Virginia. As a consequence, unless and until West Virginia revises its Section 401 certification for Nationwide Permit 12 (an administrative process presently underway as described below) and the U.S. Army Corps Huntington and Pittsburgh Districts re-verify the MVP Joint Venture's use of Nationwide Permit 12, or the MVP Joint Venture secures an individual Section 404 permit with the concurrence of both Districts, the MVP Joint Venture cannot perform any construction activities in any streams and wetlands in West Virginia. The administrative proceeding described below is addressing the issues raised by the Court.

•
On April 13, 2017, the West Virginia Department of Environmental Protection (WVDEP) issued a 401 Water Quality Certification for the U.S. Army Corps Nationwide Permits. In August 2018, the WVDEP initiated an administrative process to revise this certification and requested public comment to, among other things, specifically revise the 72-hour limit for stream crossings noted as problematic by the Fourth Circuit as well as other conditions. The WVDEP has issued a new notice and comment period for further modifications of the 401 certification. This notice and comment period will end on March 4, 2019. The full administrative process requires notice and opportunity for public comment, response to public comment, and adherence to the state's administrative procedures legislation. The WVDEP is also required to obtain the EPA's agreement to the modified 401 certification. Assuming that the WVDEP's administrative process results in the clarification or elimination of any problematic conditions, and the EPA's agreement is secured, the MVP Joint Venture anticipates that it will once again secure from the U.S. Army Corps Districts within West Virginia verification that its activities, including stream crossings, may proceed under Nationwide Permit 12 as re-certified by the WVDEP. The MVP Joint Venture expects that reverification to occur within the first half of 2019. However, the MVP Joint Venture cannot guarantee that either the WVDEP, the EPA or the U.S. Army Corps Districts will act promptly or be deemed to have acted properly if challenged, in which case re-verification may be delayed past the first half of 2019.

•
In June 2018, the Sierra Club filed a second petition in the Fourth Circuit against the U.S. Army Corps, seeking review and a stay of the U.S. Army Corps' Norfolk District decision to verify the MVP Joint Venture's use of Nationwide Permit 12 for stream crossings in Virginia. Sierra Club, et al. v. U.S. Army U.S. Army Corps of Engineers, et al., Case No. 18-1713. The Fourth Circuit denied the Sierra Club's request for a stay on August 28, 2018. On October 5, 2018, the U.S. Army Corps' Norfolk District suspended its verification under Nationwide Permit 12 for stream crossings in Virginia pending the resolution of the West Virginia proceedings outlined above. On December 10, 2018, the U.S. Army Corps filed a motion to place the case in abeyance which the court granted on January 9, 2019. Until the U.S. Army Corps lifts its suspension, the MVP Joint Venture cannot perform any construction activities in any streams and wetlands in Virginia.

•
In a different Fourth Circuit appeal filed in December 2017, the Sierra Club challenged a Bureau of Land Management (BLM) decision to grant a right-of-way to the MVP Joint Venture and a U.S. Forest Service (USFS) decision to amend its management plan to accommodate MVP, both of which affect the MVP's 3.6-mile segment in the Jefferson National Forest in Virginia. Sierra Club, et al. v. U.S. Forest Service, et al., consolidated under Case No. 17-2399. On July 27, 2018, agreeing in part with the Sierra Club, the Fourth Circuit vacated the BLM and USFS decisions, finding fault with the USFS' analysis of erosion and sedimentation effects and the BLM's analysis of the practicality of alternate routes. On August 3, 2018, citing the court's vacatur and remand, the FERC issued a stop work order for the entire pipeline pending the agency actions on remand. The FERC modified its stop work order on August 29, 2018 to allow work to continue on all but approximately 25 miles of the project. The MVP Joint Venture has resumed construction of those portions of the pipeline. On October 10, 2018, the Fourth Circuit granted a petition for rehearing filed by the MVP Joint Venture for the limited purpose of clarifying that the July 27, 2018, order did not vacate the portion of the BLM's Record of Decision authorizing a right-of-way and temporary use permit for MVP to cross the Weston and Gauley Bridge Turnpike Trail in Braxton County, West Virginia. On October 15, 2018, the MVP Joint Venture filed with the FERC a request to further modify the August 3, 2018 stop work order to allow the MVP Joint Venture to complete bore and install the pipeline under the Weston and Gauley Bridge Turnpike Trail. On October 24, 2018, the FERC granted the MVP Joint Venture's request to further modify the stop work order and authorize construction. The MVP Joint Venture has resumed construction of those portions of the pipeline. However, work on the 3.6-mile segment in the Jefferson National Forest must await a revised authorization, which the MVP Joint Venture is working to obtain.

•
Multiple parties have sought judicial review of the FERC's order issuing a certificate of convenience and necessity to the MVP Joint Venture and/or the exercise by the MVP Joint Venture of eminent domain authority. There are multiple consolidated petitions before the Court of Appeals for the District of Columbia Circuit seeking direct review of the FERC order under the Natural Gas Act in Appalachian Voices, et al. v. FERC, et al., consolidated under Case No. 17-1271. Those petitioners requested a stay of the FERC's order pending the resolution of the petitions, which the FERC and the MVP Joint Venture opposed. The Court of Appeals denied the request for a stay on August 30, 2018. Oral argument on the merits of the petitions for review was held on January 28, 2019. Another group of parties filed a complaint in the U.S. District Court for the District of Columbia asserting that the FERC's order issuing certificates is unlawful on constitutional and other grounds in Bold Alliance, et al. v. FERC, et al., Case No. 1:17-cv-01822-RJL. The district court plaintiffs seek declaratory relief as well as an injunction preventing the MVP Joint Venture from developing its project or exercising eminent domain authority. In December 2017 and January 2018, the FERC and the MVP Joint Venture, respectively, moved to dismiss the petitions for lack of subject matter jurisdiction. The court granted the motion and dismissed this complaint on September 28, 2018. On October 26, 2018, plaintiffs appealed to the U.S. Court of Appeals for the District of Columbia in Bold Alliance, et al. v. FERC, et al., Case No. 18-5322. On December 3, 2018, the FERC, as appellee, filed a joint motion with the appellants to hold Case No. 18-5322 in abeyance pending completion of the ongoing appeals of the final agency orders related to the MVP certificate in consolidated Case No. 17-1271. If one or more of these challenges were successful, it could result in the MVP Joint Venture's certificate of convenience and necessity being vacated and/or additional proceedings before the FERC, the outcome of which the Company cannot predict.

•
Several landowners have challenged the constitutionality of the eminent domain provisions of the Natural Gas Act generally and as applied to the MVP Joint Venture specifically. The U.S. District Court for the Western District of Virginia, in Orus Ashby Berkley, et al. v. Mountain Valley Pipeline, LLC, et al., Case No. 7:17-cv-00357-EKD, dismissed the challenge for lack of subject matter jurisdiction in January 2018. The Fourth Circuit affirmed this judgment on appeal in July 2018 in Orus Ashby Berkley, et al. v. Mountain Valley Pipeline, LLC, et al., Case No. 18-1042. In October 2018, the plaintiffs petitioned the U.S. Supreme Court for a writ of certiorari with respect to these jurisdictional rulings in Orus Ashby Berkley, et al. v. FERC, et al., Case No. 18-561. On January 22, 2019, the U.S. Supreme Court denied the writ of certiorari.

•
Several landowners have filed challenges in various U.S. District Courts to the condemnation proceedings by which the MVP Joint Venture obtained access to their property. In each case, the district court found that the MVP Joint Venture was entitled to immediate possession of the easements, and the landowners appealed to the Fourth Circuit. The Fourth Circuit has consolidated these cases in Mountain Valley Pipeline, LLC v. 6.56 Acres of Land, et al., consolidated under Case No. 18-1159, and held oral argument in September 2018. On February 5, 2019, the Fourth Circuit Court of Appeals issued an opinion affirming the decisions of the U.S. District Courts granting the MVP Joint Venture immediate access for construction of the pipeline.

•
In August 2017, the Greenbrier River Watershed Association appealed the MVP Joint Venture's Natural Stream Preservation Act Permit obtained from the West Virginia Environmental Quality Board (WVEQB) for the Greenbrier River crossing. Petitioners alleged that the issuance of the permit failed to comply with West Virginia's Water Quality Standards for turbidity and sedimentation. WVEQB dismissed the appeal in June 2018. In July 2018, the Greenbrier River Watershed Association appealed the decision to the Circuit Court of Summers County, asking the court to remand the permit with instructions to impose state-designated construction windows and pre- and post-construction monitoring requirements as well as a reversal of the WVEQB's decision that the permit was lawful. On September 18, 2018, the Circuit Court granted a stay. A hearing on the merits was held on October 23, 2018. The court has not yet issued a decision. In the event of an adverse decision, the MVP Joint Venture would appeal or work with the WVDEP to attempt to resolve the issues identified by the court.

Other Proceedings that May Affect the MVP Project

•
On December 13, 2018, in Cowpasture River Preservation Association, et al. v. U.S. Forest Service, et al., Case No. 18-1144, an unrelated case involving the Atlantic Coast Pipeline, the Fourth Circuit held that the Forest Service, which is part of the Department of Agriculture, lacked the authority to grant rights-of-way for oil and gas pipelines to cross the Appalachian Trail. Although the MVP Joint Venture obtained its grant to cross the Appalachian Trail from the BLM, a part of the Department of Interior, the rationale of the Fourth Circuit's opinion could apply to the BLM as well. The MVP Joint Venture anticipates that the Forest Service will request rehearing or en banc review of the Fourth Circuit's decision.

•
On January 7, 2019, the MVP Joint Venture received a letter from the U.S. Attorney's Office for the Western District of Virginia stating that it and the EPA are investigating potential criminal and/or civil violations of the Clean Water Act and other federal statutes as they relate to the construction of the MVP. The January 7, 2019 letter requests the MVP Joint Venture and its members, contractors, suppliers and other entities involved in the construction of the MVP to preserve documents related to the MVP generated from September 1, 2018 to the present. In a telephone call on February 4, 2019, the U.S. Attorney's Office confirmed that it has opened a criminal investigation. On February 11, 2019, the MVP Joint Venture received a grand jury subpoena from the U.S. Attorney's Office for the Western District of Virginia requesting certain documents related to the MVP from August 1, 2018 to the present. The MVP Joint Venture is complying with the letter and subpoena but cannot predict whether any action will ultimately be brought by the U.S. Attorney's Office or what the outcome of such an action would be.

•
On December 7, 2018, the Virginia Department of Environmental Quality and the State Water Control Board filed suit against the MVP Joint Venture in the Circuit Court of Henrico County, captioned Paylor, et al. v. Mountain Valley Pipeline, LLC, Case No. CL18-4874-00, alleging violations of Virginia's State Water Control Law, Water Resources and Wetlands Protection Program, and Water Protection Permit Program Regulations at sites in Craig, Franklin, Giles, Montgomery and Roanoke Counties, Virginia. The MVP Joint Venture answered the suit on January 11, 2019, stating that it does not admit and will contest the allegations. The MVP Joint Venture has initiated settlement negotiations to resolve this matter. The MVP Joint Venture anticipates that a resolution could result in penalties and injunctive relief designed to assure compliance with relevant environmental laws and regulations. Shortly after the filing of this suit, the Virginia State Water Control Board (VSWCB) voted to reconsider/schedule a hearing to revoke MVP's Clean Water Act Section 401 certification. The MVP Joint Venture was informed that the VSWCB has provided public notice of a special VSWCB meeting to be held on March 1, 2019 to discuss the MVP's Clean Water Act Section 401 certification. MVP will vigorously oppose any action by the VSWCB which would result in revocation of its authorizations to continue project activities in Virginia.

Item 4.        Mine Safety Disclosures
Not applicable.

Executive Officers of the Registrant (as of February 14, 2019)

Name	Age	Year Initially Elected as Executive Officer	Title
Thomas F. Karam	60	2018	President and Chief Executive Officer
Diana M. Charletta	46	2018	Executive Vice President and Chief Operating Officer
Kirk R. Oliver	61	2018	Senior Vice President and Chief Financial Officer
Robert C. Williams	66	2018	Vice President and General Counsel
Phillip D. Swisher	46	2018	Vice President and Chief Accounting Officer
Mr. Karam was appointed President and Chief Executive Officer of Equitrans Midstream in September 2018 and was appointed to the Board of Directors in November 2018 upon the Separation. Prior to Equitrans Midstream, he was named Senior Vice President, EQT; and President, Midstream in August 2018. He was also appointed as a Director and as President and Chief Executive Officer of the EQM General Partner in August 2018 and became Chairman in October 2018. Mr. Karam has served as the President and Chief Executive Officer and a Director of EQGP Services, LLC (formerly known as EQT GP Services, LLC), the general partner (the EQGP General Partner) of EQGP, since August 2018 and assumed the role of Chairman of the Board in October 2018. Mr. Karam served on EQT's Board of Directors from November 2017 until the Separation in November 2018. Mr. Karam is the founder and served as Chairman of Karbon Partners, LLC, which invests in, owns, constructs, and operates midstream energy assets, from April 2017 to August 2018. Mr. Karam previously served as the founder, Chairman and Chief Executive Officer of PennTex Midstream Partners, LLC (PennTex), a publicly traded master limited partnership with operations in North Louisiana and the Permian Basin from 2014 until its sale to Energy Transfer Partners in 2016. Preceding PennTex, he was the founder, Chairman and Chief Executive Officer of Laser Midstream Partners, LLC, one of the first independent natural gas gathering systems in the northeast Marcellus Shale, from 2010 until 2012 when it was acquired by Williams Partners.
Ms. Charletta was appointed Executive Vice President and Chief Operating Officer of Equitrans Midstream in September 2018. She has also served as Executive Vice President, Chief Operating Officer and a Director of the EQM General Partner since October 2018. Ms. Charletta has served as the Executive Vice President, Chief Operating Officer and a Director of the EQGP General Partner since October 2018. Ms. Charletta joined EQT in 2002 as a senior pipeline engineer and from that time held various management positions with increased responsibility. She assumed the role of Senior Vice President of Midstream Operations of a subsidiary of EQT in December 2013 and was promoted to Senior Vice President of Midstream Engineering and Construction in July 2017.
Mr. Oliver was appointed Senior Vice President and Chief Financial Officer for Equitrans Midstream in September 2018. He has also served as Senior Vice President, Chief Financial Officer and a Director of the EQM General since October 2018. Mr. Oliver has served as the Senior Vice President, Chief Financial Officer and a Director of the EQGP General Partner since October 2018. Prior to joining Equitrans Midstream, he was Chief Financial Officer for UGI Corporation, which distributes, stores, transports and markets energy products and related service, from October 2012 through May 2018.
Mr. Williams was appointed Vice President and General Counsel of Equitrans Midstream in September 2018. Mr. Williams joined EQT in April 2008 and served as Deputy General Counsel of Business Operations, supporting the midstream, production, and commercial business units until the Separation in November 2018.
Mr. Swisher was appointed as Vice President and Chief Accounting Officer of Equitrans Midstream upon the Separation in November 2018. He was also was appointed as Vice President and Chief Accounting Officer of the EQM General Partner in October 2018. Mr. Swisher also has served as the Vice President and Chief Accounting Officer of the EQGP General Partner since October 2018. Mr. Swisher joined EQT in 2002 and was appointed as Controller, Shared Services in September 2011, overseeing the shared services accounting function at EQT and its subsidiaries until the Separation in November 2018.
All executive officers have executed agreements with the Company and serve at the pleasure of the Company's Board of Directors. Officers are elected annually to serve during the ensuing year or until their successors are elected and qualified, or until death, resignation or removal.

PART II
Item 5.        Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Equitrans Midstream common stock began trading on the NYSE on a "regular way" basis under the symbol "ETRN" on November 13, 2018.
On November 13, 2018, the Board declared a dividend of one Right for each outstanding share of Equitrans Midstream common stock and adopted a shareholder rights plan, as set forth in the Rights Agreement. The dividend was paid on November 23, 2018 to Equitrans Midstream shareholders of record as of the close of business on such date. The Rights initially traded with, and are inseparable from, the shares of Equitrans Midstream common stock. New Rights will accompany any new shares of Equitrans Midstream common stock issued after November 23, 2018 until the earlier of the time when the Rights become exercisable and any redemption or expiration of the Rights. The Rights will expire on March 31, 2019.
As of January 31, 2019, there were 2,067 shareholders of record of Equitrans Midstream common stock.
On February 5, 2019, the Board declared a cash dividend for the fourth quarter of 2018 of $0.41 per share payable on February 27, 2019 to shareholders of record at the close of business on February 15, 2019.
The amount and timing of dividends is subject to the discretion of the Board and depends upon business conditions, including, but not limited to, the financial condition, results of operations and capital requirements of the Company's operating subsidiaries, covenants associated with certain debt obligations, legal requirements and strategic direction. The Board has the discretion to change the dividend at any time for any reason.
EQM Cash Distribution. On January 16, 2019, the Board of Directors of the EQM General Partner declared a cash distribution to EQM's unitholders for the fourth quarter of 2018 of $1.13 per EQM common unit or $211.3 million in the aggregate. On February 13, 2019, EQM paid the cash distribution to its unitholders of record at the close of business on February 1, 2019.
Recent Sales of Unregistered Securities
On May 11, 2018, the Company issued 100 shares of its common stock to EQT Production Company, a wholly-owned subsidiary of EQT, pursuant to Section 4(a)(2) of the Securities Act. The Company did not register the issuance of the issued shares under the Securities Act because such issuance did not constitute a public offering.
Market Repurchases
The Company did not repurchase any of its common stock during 2018.

Stock Performance Graph
The following graph compares the cumulative total return provided to shareholders on Equitrans Midstream common stock to the cumulative total returns of the S&P 500 index and a customized peer group of twenty companies. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in Equitrans Midstream common stock in the index and in the peer group on November 13, 2018. Relative performance is tracked through December 31, 2018.

	11/13/2018	11/30/2018	12/31/2018
Equitrans Midstream Corporation	$100.00	$106.85	$95.84
S&P 500	100.00	102.04	92.82
Peer Group (a)	100.00	100.13	90.75

(a)
The twenty companies included in the Company's Peer Group are as follows: Andeavor Logistics LP, Antero Midstream GP LP, Buckeye Partners, L.P., Cheniere Energy, Inc., Crestwood Equity Partners LP, DCP Midstream, LP, Enable Midstream Partners, LP, Energy Transfer LP, EnLink Midstream, LLC, Enterprise Products Partners L.P., Kinder Morgan, Inc., Magellan Midstream Partners, L.P., MPLX LP, ONEOK, Inc., Phillips 66 Partners LP, Plains All American Pipeline, L.P., Plains GP Holdings, L.P., Targa Resources Corp., Western Gas Equity Partners, LP and The Williams Companies, Inc.

Item 6.        Selected Financial Data
The following selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."
For each of the periods prior to the Separation presented in this Annual Report on Form 10-K, the consolidated financial statements and related notes include the assets, liabilities and results of operations of the Midstream Business that were transferred to the Company upon the closing of the Distribution and represent the predecessor for accounting purposes of Equitrans Midstream (the Predecessor).

	Years Ended December 31,
	2018	2017 (a) (b)	2016 (a)	2015 (a)	2014 (a) (c)
	(Thousands, except per share amounts)
Operating revenues	$1,495,098	$895,558	$732,272	$632,936	$489,218

Net income (loss) attributable to Equitrans Midstream Corporation	218,398	(27,156)	65,153	174,296	120,602

Earnings (loss) per share of common stock attributable to Equitrans Midstream
Basic:
Weighted average common stock outstanding	254,432	254,432	254,432	254,432	254,432
Net income (loss)	$0.86	$(0.11)	$0.26	$0.69	$0.47
Diluted:
Weighted average common stock outstanding	255,033	254,432	255,033	255,033	255,033
Net income (loss)	$0.86	$(0.11)	$0.26	$0.68	$0.47

Cash dividends declared per share of common stock	$0.41	$—	$—	$—	$—

(a)
For periods prior to the Separation Date, earnings per share was calculated based on the shares of Equitrans Midstream common stock distributed in connection with the Separation and Distribution and is considered pro forma in nature. Prior to the Separation Date, the Company did not have any issued or outstanding common stock (other than shares owned by EQT).

(b)
For the year ended December 31, 2017, because the Company generated a net loss, the Company's computation of EPS excluded potentially dilutive securities; as such, basic and diluted weighted average common stock outstanding were the same for the year ended December 31, 2017.

(c)	Unaudited.

	December 31,
	2018	2017	2016	2015 (a)	2014 (a)
	(Thousands)
Total assets	$10,523,835	$8,328,796	$4,392,155	$3,486,515	$2,206,479
Long-term debt	4,660,244	1,453,352	985,732	493,401	492,633

(a)	Unaudited.
See "Item 1A. Risk Factors," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for a discussion of matters that affect the comparability of the selected financial data as well as uncertainties that might affect the Company's future financial condition.

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements, and the notes thereto, included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Executive Overview
Net income attributable to Equitrans Midstream was $218.4 million in 2018 compared with net loss attributable to Equitrans Midstream of $27.2 million in 2017. The increase resulted primarily from higher gathering, water and transmission revenues, higher equity income and lower income tax expense, partly offset by higher operating expenses, net interest expense and net income attributable to noncontrolling interests.
Net loss attributable to Equitrans Midstream was $27.2 million in 2017 compared with net income attributable to Equitrans Midstream of $65.2 million in 2016. The decrease resulted from higher income tax expense, operating expenses, net income attributable to noncontrolling interests and net interest expense, partly offset by higher gathering, transmission and water revenues and higher equity income.
On February 5, 2019, the Board declared a cash dividend for the fourth quarter of 2018 of $0.41 per share payable on February 27, 2019 to shareholders of record at the close of business on February 15, 2019.
The following table reconciles the differences between operating income attributable to EQM as reported in EQM's Annual Report on Form 10-K for the years ended December 31, 2018, 2017 and 2016 and operating income attributable to Equitrans Midstream for the same period.

	Years Ended December 31,
	2018	2017	2016
	(Thousands)
Operating income attributable to EQM	$726,653	$620,705	$527,856
Less:
Selling, general and administrative	1,980	3,018	3,042
Separation and other transaction costs:	77,682	85,124	—
Depreciation	3,907	(10,487)	—
Impairment of long-lived assets	—	—	59,748
Operating income attributable to Equitrans Midstream	$643,084	$543,050	$465,066
Selling, General and Administrative Expense. The Company incurs selling, general and administrative expenses separate from and in addition to similar costs incurred by EQM. In the Predecessor period, these expenses included allocations from EQT for compensation, centralized general and administrative services and auditing, legal and regulatory fees. In the Successor period, these expenses included auditing, legal and regulatory fees and share-based compensation costs.
Separation and Other Transaction Costs. Separation and other transaction costs represent selling, general and administrative expenses related to the Rice Merger, the EQM-RMP Mergers, the Drop-Down Transaction, the Separation and the EQGP Buyout and included charges from EQT of $53.3 million and $85.1 million for the years ended December 31, 2018 and 2017, respectively. Separation costs recorded in 2018 also included a one-time charitable contribution of $15.0 million made to the Equitrans Midstream Foundation, a charitable organization established to continue EQT's legacy of charitable giving. Future contributions to the Equitrans Midstream Foundation, if any, will be evaluated from time to time.
Depreciation. The Company recorded depreciation expense on corporate assets placed in service in the second half of 2018. During the year ended December 31, 2017, EQM's Transmission business segment recorded a non-cash charge to depreciation of $10.5 million related to the revaluation of differences between regulatory and tax bases in Equitrans, L.P.'s regulated property, plant and equipment. For consolidated reporting at Equitrans Midstream, the $10.5 million is recorded as income tax expense. This difference in presentation is shown as a reduction to depreciation.
Impairment of Long-lived Assets. During the year ended December 31, 2016, the Company recorded impairment of long-lived assets of $59.7 million related to certain gathering assets. Using the income approach with Level 3 fair value measurement inputs, these gathering assets were written down to fair value. The impairment was triggered by a reduction in estimated future cash flows caused by a low commodity price environment, which reduced producer drilling activity and related throughput on the gathering assets. The impairment was not recorded by EQM's Gathering business segment as the impairment was recognized by the Company immediately prior to its sale of the gathering assets to EQM. No impairment of any long-lived assets was recorded during the years ended December 31, 2018 and 2017.
Business Segment Results
Operating segments are revenue-producing components of an enterprise for which separate financial information is produced internally and is subject to evaluation by the chief operating decision maker in deciding how to allocate resources. Other income, net interest expense and income tax expense are managed on a consolidated basis. The Company has presented each segment's operating income, equity income and various operational measures in the following sections. Management believes that the presentation of this information is useful to management and investors regarding the financial condition, results of operations and trends of its segments. The Company has reconciled each segment's operating income to the Company's consolidated operating income and net income in Note 5 to the consolidated financial statements.
GATHERING RESULTS OF OPERATIONS

	Years Ended December 31,
	2018	2017	% Change	2016	% Change
FINANCIAL DATA	(Thousands, except per day amounts)
Firm reservation fee revenues	$447,360	$407,355	9.8	$339,237	20.1
Volumetric-based fee revenues	549,710	102,612	435.7	58,257	76.1
Total operating revenues	997,070	509,967	95.5	397,494	28.3
Operating expenses:
Operating and maintenance	79,477	45,325	75.3	37,751	20.1
Selling, general and administrative	92,020	45,052	104.3	39,678	13.5
Depreciation	98,678	44,957	119.5	30,422	47.8
Amortization of intangible assets	41,547	5,540	649.9	—	100.0
Impairment of goodwill	261,941	—	100.0	—	—
Total operating expenses	573,663	140,874	307.2	107,851	30.6
Operating income	$423,407	$369,093	14.7	$289,643	27.4

OPERATIONAL DATA
Gathering volumes (BBtu per day)
Firm capacity reservation	2,044	1,826	11.9	1,553	17.6
Volumetric-based services	4,445	816	444.7	420	94.3
Total gathered volumes	6,489	2,642	145.6	1,973	33.9

Capital expenditures	$717,251	$254,522	181.8	$295,315	(13.8)
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Gathering operating revenues increased by $487.1 million in 2018 compared to 2017, driven primarily by revenue earned by RMP and the Drop-Down Entities, which came under common control of the Company on November 13, 2017, and production development in the Marcellus and Utica Shales. Firm reservation fee revenues increased primarily as a result of customers contracting for additional firm gathering capacity and higher rates on various wellhead expansion projects in 2018. Volumetric-based fee revenues increased due to increased volumes gathered under interruptible contracts, driven primarily by revenue earned by RMP and the Drop-Down Entities of $238 million and $199 million, respectively, and increased volumes gathered in excess of firm contracted capacity.
Gathering operating expenses increased by $432.8 million in 2018 compared to 2017, driven primarily by impairment of goodwill of $261.9 million and expenses incurred by RMP and the Drop-Down Entities of $92.6 million and $71.8 million, respectively. Operating and maintenance expense increased due to the full-year recognition of compressor-related expenses associated with RMP's and the Drop-Down Entities' compression assets of $18.4 million, increased personnel costs related primarily to increased employee headcount of $5.3 million, higher contracted labor of $3.1 million and higher reserves of $2.1 million. Selling, general and administrative expense increased due to increased overhead allocations following the Rice Merger and transaction costs of $7.8 million related to the EQM-RMP Mergers and the Drop-Down Transaction. Depreciation expense increased $48.7 million due to a full year of depreciation incurred on the RMP and Drop-Down assets and from the additional assets placed in service during 2018. Amortization expense increased due to a full year of amortization incurred on the Drop-Down Entities' customer contract intangible asset.
See "Outlook" and Note 1 to the consolidated financial statements for discussion of the impairment of goodwill recognized in 2018.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Gathering operating revenues increased by $112.5 million in 2017 compared to 2016, driven primarily by revenue earned by RMP and the Drop-Down Entities and third-party and EQT production development in the Marcellus Shale. Firm reservation fee revenues increased primarily as a result of third parties and EQT contracting for additional firm gathering capacity, which increased by approximately 475 MMcf per day following the completion of the Range Resources header pipeline project and various EQT wellhead gathering expansion projects in 2017. The increase in volumetric-based fee revenues was driven primarily by revenue earned by RMP and the Drop-Down Entities of $55.4 million, partly offset by lower EQT volumes gathered in excess of firm contracted capacity and lower volumetric-based fee revenues under interruptible contracts due to an increase in contracts for firm gathering capacity.
Gathering operating expenses increased by $33.0 million in 2017 compared to 2016, driven primarily by expenses incurred by RMP and the Drop-Down Entities of $20.5 million, higher personnel costs and increased property taxes. Selling, general and administrative expense increased due to expenses associated with the Rice Merger. Depreciation expense increased $8.4 million from the additional assets placed in service, including those associated with the Range Resources header pipeline project and various EQT wellhead gathering expansion projects, and $6.2 million from depreciation expense incurred by RMP and the Drop-Down Entities. Amortization of intangible assets relates to the Drop-Down Entities' customer contract intangible asset.
TRANSMISSION RESULTS OF OPERATIONS

	Years Ended December 31,
	2018	2017	% Change	2016	% Change
FINANCIAL DATA	(Thousands, except per day amounts)
Firm reservation fee revenues	$356,725	$348,193	2.5	$277,816	25.3
Volumetric-based fee revenues	30,076	23,793	26.4	56,962	(58.2)
Total operating revenues	386,801	371,986	4.0	334,778	11.1
Operating expenses:
Operating and maintenance	39,563	33,908	16.7	31,504	7.6
Selling, general and administrative	31,936	31,922	—	32,792	(2.7)
Depreciation	49,723	58,689	(15.3)	32,269	81.9
Total operating expenses	121,222	124,519	(2.6)	96,565	28.9
Operating income	$265,579	$247,467	7.3	$238,213	3.9

Equity income	$61,778	$22,171	178.6	$9,898	124.0

OPERATIONAL DATA
Transmission pipeline throughput (BBtu per day)
Firm capacity reservation	2,903	2,399	21.0	1,651	45.3
Volumetric-based services	59	37	59.5	430	(91.4)
Total transmission pipeline throughput	2,962	2,436	21.6	2,081	17.1

Average contracted firm transmission reservation commitments (BBtu per day)	3,909	3,627	7.8	2,814	28.9

Capital expenditures	$114,450	$111,102	3.0	$292,049	(62.0)

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Transmission operating revenues increased by $14.8 million in 2018 compared to 2017. Firm reservation fee revenues increased due to higher contractual rates on existing contracts with customers in 2018 and customers contracting for additional firm transmission capacity. Volumetric-based fee revenues increased due to increased volumes transported under firm contracts.
Transmission operating expenses decreased by $3.3 million in 2018 compared to 2017 primarily due to a non-cash charge of $10.5 million recorded in 2017 to depreciation related to the revaluation of differences between the regulatory and tax bases in Equitrans, L.P.'s regulated property, plant and equipment, partially offset by an increase in operating and maintenance expense associated with increased personnel costs, which were primarily associated with the growth of the business.
Equity income increased by $39.6 million in 2018 compared to 2017 due to the increase in the MVP Joint Venture's AFUDC on the MVP as a result of continued spending on the project.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Transmission operating revenues increased by $37.2 million in 2017 compared to 2016. Firm reservation fee revenues increased due to EQT and third parties contracting for additional firm transmission capacity, primarily on the Ohio Valley Connector (OVC), as well as higher contractual rates on existing contracts in 2017. Higher firm transmission capacity on the OVC and reduced throughput on interruptible contracts resulted in lower volumetric-based fee revenues, partly offset by increased storage and parking revenue, which does not have associated pipeline throughput.
Transmission operating expenses increased by $28.0 million in 2017 compared to 2016 primarily due to property taxes on the OVC and higher personnel costs. Selling, general and administrative expenses decreased primarily due to lower corporate allocations from EQT as a result of EQT's shift in focus during 2017 from midstream drop-down transactions to upstream asset and corporate acquisition projects. Depreciation expense increased as a result of the OVC project being placed in service in the fourth quarter of 2016 and a non-cash charge of $10.5 million recorded in 2017 to depreciation related to the revaluation of differences between the regulatory and tax bases in Equitrans, L.P.'s regulated property, plant and equipment. The related regulatory liability will be amortized over the estimated useful life of the underlying property of 43 years.
Equity income increased by $12.3 million in 2017 compared to 2016 due to the increase in the MVP Joint Venture's AFUDC on the MVP as a result of continued spending on the project.
WATER RESULTS OF OPERATIONS

	Years Ended December 31,
	2018	2017	% Change	2016	% Change
FINANCIAL DATA	(Thousands)
Water service revenues	$111,227	$13,605	717.5	$—	100.0

Operating expenses:
Operating and maintenance	44,152	5,598	688.7	—	100.0
Selling, general and administrative	5,895	347	1,598.8	—	100.0
Depreciation	23,513	3,515	568.9	—	100.0
Total operating expenses	73,560	9,460	677.6	—	100.0
Operating income	$37,667	$4,145	808.7	$—	100.0

OPERATIONAL DATA
Water service volumes (MMgal)	2,088	226	823.9	—	100.0

Capital expenditures	$23,537	$6,233	277.6	$—	100.0
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Water operating revenues increased by $97.6 million in 2018 compared to 2017, as a result of a full year of revenue earned by RMP, which came under control of the Company on November 13, 2017. Water operating expenses increased by $64.1 million in 2018 compared to 2017, as a result of a full year of operating expenses incurred by RMP.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Water operating revenues increased by $13.6 million in 2017 compared to 2016, consisting of revenue earned by RMP. Water operating expenses increased by $9.5 million in 2017 compared to 2016, consisting of operating expenses incurred by RMP. Operating expenses were composed of customary expenses for a water service business, including water procurement costs.
Other Income Statement Items
Other Income
Other income increased $0.6 million for the year ended December 31, 2018 compared to year ended December 31, 2017 due primarily to increased AFUDC – equity. Other income decreased by $22.7 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 driven primarily by decreased AFUDC – equity of $14.3 million associated with the OVC being placed in service in the fourth quarter of 2016 and distributions from EES of $8.3 million. As discussed in Note 1 to the consolidated financial statements, effective October 1, 2016, the accounting for EQM's investment in EES converted from a cost method investment to a note receivable. Beginning October 1, 2016, distributions received from EES are recorded partly as interest income and partly as a reduction in the note receivable. This change decreased the amount of other income recognized and increased interest income in the year ended December 31, 2017 compared to 2016.
Net Interest Expense
Net interest expense increased by $80.7 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 due primarily to interest expense of $69.6 million on the EQM $2.5 Billion Senior Notes (defined in Note 10 to the consolidated financial statements), higher interest expense of $21.1 million on credit facility borrowings and higher amortization of debt issuance costs of $4.7 million, partly offset by increased capitalized interest and AFUDC – debt of $8.0 million and interest income earned on cash on hand of $4.4 million.
Net interest expense increased by $18.0 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 due primarily to interest expense of $17.4 million on long-term debt issued in November 2016, lower capitalized interest and AFUDC – debt of $5.3 million from decreased spending on capital projects, allocated amortization of debt issuance costs from EQT of $2.9 million related to a bridge financing commitment entered into to support the Rice Merger and higher interest expense on EQM's credit facility borrowings, partly offset by increased interest income recorded on distributions from EES of $5.1 million and higher interest income earned on cash on hand of $4.7 million.
See Note 10 to the consolidated financial statements for discussion of debt.
Income Taxes
The Company's operations had been included in EQT's consolidated income tax return for federal and state tax purposes prior to the Separation. As a result, the financial statements include the income taxes incurred by the Company computed on a separate return basis. EQM and EQGP are limited partnerships for U.S. federal and state income tax purposes and are not subject to U.S. federal or state income taxes. In addition, as of December 31, 2017, Rice Midstream Holdings LLC (Rice Midstream Holdings) was a multi-member LLC and was not subject to U.S. federal or state income taxes. In the fourth quarter of 2018, Rice Midstream Holdings was merged out of existence as part of internal restructurings.
On December 22, 2017, the U.S. Congress enacted the Tax Cuts and Jobs Act (the Tax Reform Legislation), which made significant changes to U.S. federal income tax law, including lowering the federal corporate tax rate to 21% from 35% beginning January 1, 2018. The Tax Reform Legislation contains several other provisions, such as limiting the utilization of net operating losses generated after December 31, 2017 that are carried into future years to 80% of taxable income and limitations on the deductibility of interest expense, which are not expected to have a material effect on the Company's results of operations. As of December 31, 2018, the Company completed its accounting for the effects of the Tax Reform Legislation, including accounting for the revaluation of net deferred tax assets and for state income tax effects, and recorded deferred income tax expense of $7.5 million, which is in addition to the $129.3 million of deferred income tax expense recorded during the year ended December 31, 2017. The Company also considered whether existing deferred tax assets will be recovered in future periods under this legislation and noted no significant effect on the deferred tax assets.
All of EQGP's and EQM's income is included in the Company's pre-tax income; however, the Company does not record income tax expense on the portions of its income attributable to the noncontrolling limited partners of EQGP and EQM and, for the period prior to May 1, 2018, to Gulfport Midstream. This reduces the Company's effective tax rate in periods when the Company has consolidated pre-tax income. Also, given that Rice Midstream Holdings was a multi-member limited liability company prior to October 22, 2018, the Company was not required to record income tax expense on Rice Midstream Holdings' income in that period.

Net Income Attributable to Noncontrolling Interests
For the years ended December 31, 2018, 2017 and 2016, the Company's noncontrolling interests comprised third-party ownership interests in EQGP and EQM. For the year ended December 31, 2017 and the periods in 2018 prior to the Company's acquisition of their remaining respective noncontrolling interests, the Company's noncontrolling interests also included the third-party ownership interests in RMP and Gulfport Midstream's 25% ownership interest in Strike Force Midstream. Net income attributable to noncontrolling interests fluctuates based on the amount of net income earned by the entities with noncontrolling interests, the amount of net income allocated to the holder of the IDRs and any changes in the noncontrolling ownership percentages.
Net income attributable to noncontrolling interests increased as a result of higher net income as well as additional noncontrolling interests outstanding due to EQM equity issuances.
See "Investing Activities" and "Capital Requirements" under "Capital Resources and Liquidity" for discussion of capital expenditures.
Outlook
The Company's assets overlay core acreage in the prolific Appalachian Basin. The location of the Company's assets allows it to access major demand markets in the U.S. The Company is one of the largest natural gas gatherers in the U.S., and its largest customer, EQT, is the largest natural gas producer in the U.S. based on produced volumes. The Company maintains a stable cash flow profile, with over 50% of its revenue for the year ended December 31, 2018 generated by firm reservation fees.
The Company's principal strategy is to leverage its existing and planned growth projects and to seek and execute on strategically-aligned acquisition and joint venture opportunities to achieve the scale and scope of a top-tier midstream company. As part of its approach to organic growth, the Company is focused on building and completing its key gathering and transmission growth projects outlined under "Strategy" in "Item 1. Business," many of which are supported by contracts with firm capacity commitments.
Additionally, the Company expects to achieve growth from its water service business and from volumetric gathering opportunities and transmission and storage services. The water service business is complementary to the gathering business, and the Company recognizes an opportunity to expand its existing asset footprint and is actively pursuing solutions for produced water handling. The Company is also focused on optimizing and integrating its Pennsylvania gathering systems to create additional system gathering capacity and provide high- and low-pressure gathering solutions for its customers. The Company's focus on execution of its organic projects, coupled with asset optimization efforts, disciplined capital spending and operating cost control, is complemented by the Company's commitment to seek, evaluate and execute on strategically-aligned acquisition and joint venture opportunities. The Company believes that this approach will enable the Company to achieve its strategic goals.
See "EQM IDR Transaction" in "Item 1. Business."
For further discussion of key growth projects, see "Strategy" in "Item 1. Business." For further discussion of capital expenditures, see "Capital Requirements."
Following the third quarter of 2018 and prior to the Separation, the Company identified impairment indicators in the form of production curtailments announced by a primary customer of the two reporting units to which the Company's goodwill is recorded that could reduce volumetric-based fee revenues of those reporting units. For the year ended December 31, 2018, the Company determined that the carrying value of one of those reporting units (the RMP PA Gas Gathering reporting unit, which comprises the Pennsylvania gathering assets acquired in the Rice Merger) was greater than its fair value. As a result, the Company recognized impairment of goodwill of $261.9 million. As of December 31, 2018, the Company had approximately $1,239 million of goodwill, which will be monitored for future impairment. Management will continue to monitor and evaluate the factors underlying the fair market value of acquired businesses over the course of the year to determine if any interim assessments are necessary and will take any additional impairment charges required. See Note 1 to the consolidated financial statements.
Capital Resources and Liquidity
The Company's principal liquidity requirements are to finance EQM's operations, fund EQM's capital expenditures, potential acquisitions and other strategic transactions and capital contributions to the MVP Joint Venture, pay cash dividends and distributions to our shareholders and the noncontrolling interests in EQM, respectively, and satisfy indebtedness obligations. The Company's ability to meet these liquidity requirements will depend on the amount and timing of distributions received from EQM, EQM's ability to generate cash in the future and its and EQM's ability to raise capital in banking, capital and other markets. The Company's available sources of liquidity include cash from quarterly cash distributions from EQM, borrowings under its credit facilities, cash on hand, debt offerings and issuances of additional equity interests, including shares of the Company or limited partner interests of EQM. Pursuant to the Tax Matters Agreement (defined in Note 8 to the consolidated financial statements), the Company is subject to certain restrictions related to certain corporate actions, including restrictions related to the issuance of Company and EQM securities beyond certain thresholds as set forth in the Tax Matters Agreement. See "We and EQM may determine to forgo or be required to forgo certain transactions in order to avoid the risk of incurring material tax-related liabilities or indemnification obligations under the tax matters agreement." under "Risk Factors – Risks Related to an Investment in Us" included in "Item 1A. Risk Factors." EQM is not forecasting any public equity issuance for currently anticipated organic growth projects.
Operating Activities
Net cash flows provided by operating activities were $721.7 million for the year ended December 31, 2018 compared to $669.7 million for the year ended December 31, 2017. The increase was driven primarily by higher operating income, for which contributing factors are discussed in "Executive Overview" and "Business Segment Results."
Net cash flows provided by operating activities were $669.7 million for the year ended December 31, 2017 compared to $549.5 million for the year ended December 31, 2016. The increase was driven primarily by higher operating income, for which contributing factors are discussed in "Executive Overview" and "Business Segment Results."
Investing Activities
Net cash flows used in investing activities were $1,786.0 million for the year ended December 31, 2018 compared to $535.5 million for the year ended December 31, 2017. The increase was attributable primarily to increased capital expenditures, as further described in "Capital Requirements," increased capital contributions to the MVP Joint Venture, consistent with commencement of construction on the MVP, and the purchase of interests in the MVP Southgate project.
Net cash flows used in investing activities were $535.5 million for the year ended December 31, 2017 compared to $669.7 million for the year ended December 31, 2016. The decrease was attributable primarily to decreased capital expenditures, as further described in "Capital Requirements," partly offset by increased capital contributions paid to the MVP Joint Venture in 2017 and sales of interests in the MVP Joint Venture in 2016.
Financing Activities
Net cash flows provided by financing activities were $1,237.4 million for the year ended December 31, 2018 compared to net cash flows used in financing activities of $1,041.1 million for the year ended December 31, 2017. For the year ended December 31, 2018, the primary sources of financing cash flows were proceeds from the issuances of the EQM $2.5 Billion Senior Notes and the Term Loans (each defined in Note 10 to the consolidated financial statements) and net credit facility borrowings, while the primary uses of financing cash flows were net distributions to EQT, distributions paid to noncontrolling interest unitholders, the EQGP Unit Purchases and the Gulfport Transaction.
Net cash flows used in financing activities were $1,041.1 million for the year ended December 31, 2017 compared to net cash flows provided by financing activities of $423.5 million for the year ended December 31, 2016. For the year ended December 31, 2017, the primary uses of financing cash flows were net distributions to EQT and distributions to noncontrolling interest unitholders, and the primary source of financing cash flows was net credit facility borrowings. For the year ended December 31, 2016, the primary sources of financing cash flows were proceeds from long-term debt and equity offerings and contributions from EQT, and the primary uses of financing cash flows were net payments of credit facility borrowings and distributions paid to noncontrolling interest unitholders.

Capital Requirements
The gathering, transmission and storage and water service businesses are capital intensive, requiring significant investment to develop new facilities and to maintain and upgrade existing operations.

	Years Ended December 31,
	2018	2017	2016
	(Thousands)
Expansion capital expenditures (a)	$803,347	$328,529	$558,071
Maintenance capital expenditures:	51,891	43,328	29,293
Headquarters capital expenditures	29,336	—	—
Total capital expenditures	884,574	371,857	587,364
Plus: accrued capital expenditures at the end of prior period (b)	90,655	26,678	24,133
Plus: accrued capital expenditures at acquisition on November 13, 2017 (b)	—	72,271	—
Less: accrued capital expenditures at the end of current period (b)	(109,347)	(90,655)	(26,678)
Total cash capital expenditures	$865,882	$380,151	$584,819

(a)
Expansion capital expenditures do not include capital contributions made to the MVP Joint Venture of $913.2 million, $159.6 million and $98.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(b)
The Company accrues capital expenditures when capital work has been completed but the associated bills have not yet been paid. Accrued capital expenditures are excluded from the statements of consolidated cash flows until they are paid. See Note 5 to the consolidated financial statements.

Expansion capital expenditures are expenditures incurred for capital improvements that the Company expects will increase its operating income or operating capacity over the long term. In 2018, expansion capital expenditures related primarily to capital expenditures invested in the assets of RMP and the Drop-Down Entities and in the following projects: the Hammerhead project, the Equitrans, L.P. Expansion project and various wellhead gathering expansion projects, partly offset by decreased spending on the Range Resources header pipeline project. In 2017, expansion capital expenditures related primarily to the following projects: various wellhead gathering expansion projects, the Range Resources header pipeline project and the AVC expansion project. In 2016, expansion capital expenditures related primarily to the following projects: the OVC project, the Range Resources header pipeline project, the Northern West Virginia Marcellus gathering system expansion project and the AVC expansion project. The OVC project was placed in service during the fourth quarter of 2016 and the Range Resources header pipeline project was placed in service in several phases beginning in the fourth quarter of 2016 and ending in the second quarter of 2017.
Maintenance capital expenditures are expenditures made to maintain, over the long term, EQM's operating capacity or operating income. Examples of maintenance capital expenditures are expenditures to repair, refurbish and replace pipelines, to connect new wells to maintain throughput, to maintain equipment reliability, integrity and safety and to address environmental laws and regulations. Maintenance capital expenditures increased by $8.6 million in 2018 compared to 2017 and $14.0 million in 2017 compared to 2016 primarily as a result of additional assets in service, including those of the RMP and Drop-Down Entities, and timing of ongoing maintenance projects. In connection with the Separation, the Company assumed all of EQT's obligations to indemnify and reimburse EQM under EQM's omnibus agreement with EQT other than for those losses or expenses relating to or arising from plugging and abandonment obligations.
In 2019, EQM expects to make capital contributions to the MVP Joint Venture of approximately $0.9 billion depending on the timing of the construction of the MVP and MVP Southgate projects. Expansion capital expenditures are expected to be approximately $1.1 billion and maintenance capital expenditures are expected to be approximately $60 million. The Company's future capital investments may vary significantly from period to period based on the available investment opportunities and the timing of the construction of the MVP and MVP Southgate projects. Maintenance capital expenditures are also expected to vary quarter to quarter. The Company expects to fund future capital expenditures primarily through cash on hand, cash generated from EQM's operations, borrowings under its credit facilities, debt offerings and issuances of additional equity interests. EQM is not forecasting any public equity issuance for currently anticipated organic growth projects. The Company does not forecast capital expenditures associated with potential projects that are not committed as of the filing of this Annual Report on Form 10-K.

Credit Facilities
See Note 10 to the consolidated financial statements for discussion of the Company's and EQM's credit facilities.
Security Ratings
The table below sets forth the credit ratings for debt instruments of the Company and EQM as of December 31, 2018.

	Equitrans Midstream		EQM
	Term Loan B		Senior Notes
Rating Service	Rating	Outlook	Rating	Outlook
Moody's	Ba3	Stable	Ba1	Stable
S&P	BB	Stable	BBB-	Stable
Fitch	BB	Stable	BBB-	Stable
The Company's and EQM's credit ratings are subject to revision or withdrawal at any time by the assigning rating organization and each rating should be evaluated independently of any other rating. The Company and EQM cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a credit rating agency if, in its judgment, circumstances so warrant. If any credit rating agency downgrades the Company's or EQM's ratings, the Company's or EQM's access to the capital markets may be limited, borrowing costs could increase, the Company or EQM may be required to provide additional credit assurances in support of commercial agreements such as joint venture agreements and construction contracts, the amount of which may be substantial, and the potential pool of investors and funding sources may decrease. In order to be considered investment grade, a company must be rated Baa3 or higher by Moody's, BBB- or higher by S&P, or BBB- or higher by Fitch. Anything below these ratings, including all of the Company's credit ratings and EQM's current credit rating of Ba1 by Moody's, are considered non-investment grade.
Schedule of Contractual Obligations
The following represents the Company's, including EQM's, contractual obligations as of December 31, 2018. Purchase obligations exclude EQM's future capital contributions to the MVP Joint Venture and purchase obligations of the MVP Joint Venture.

	Total	2019	2020 – 2021	2022 – 2023	2024 +
	(Thousands)
Long-term debt	$3,500,000	$—	$—	$1,100,000	$2,400,000
Term loan	600,000	6,000	12,000	12,000	570,000
Credit facility borrowings (a)	641,500	—	—	641,500	—
Interest payments on senior notes (b)	2,093,736	182,861	350,750	350,750	1,209,375
Purchase obligations	56,526	56,526	—	—	—
Water infrastructure (c)	767	767	—	—	—
Operating lease obligations (d)	68,377	7,174	12,430	12,209	36,564
Other liabilities (e)	28,151	8,065	20,086	—	—
Total contractual obligations	$6,989,057	$261,393	$395,266	$2,116,459	$4,215,939

(a)	Credit facility borrowings were classified based on the termination date of the underlying credit facility agreements.

(b)	Interest payments exclude interest related to the credit facility borrowings and the term loan as the interest rates on the credit facility borrowings and the Company's term loan are variable.

(c)	See Note 13 to the consolidated financial statements.

(d)	Operating leases are primarily entered into for various office locations and warehouse buildings, as well as lease obligations for compression equipment under existing contracts with third parties.

(e)
Other liabilities represent commitments for estimated payouts as of December 31, 2018 for various Equitrans Midstream liability award plans. See "Critical Accounting Policies and Estimates" below and Note 9 to the consolidated financial statements for discussion of factors that affect the ultimate amount of the payout of these obligations.

Commitments and Contingencies
As of February 14, 2019, Equitrans Midstream Corporation was not party to any legal proceedings.
In the ordinary course of business, various legal and regulatory claims and proceedings are pending or threatened against EQM and its subsidiaries. While the amounts claimed may be substantial, EQM is unable to predict with certainty the ultimate outcome of such claims and proceedings. EQM accrues legal and other direct costs related to loss contingencies when incurred. EQM establishes reserves whenever it believes it to be appropriate for pending matters. Furthermore, after consultation with counsel and considering available insurance, EQM believes that the ultimate outcome of any matter currently pending against EQM will not materially affect its business, financial condition, results of operations, liquidity or ability to make distributions to EQM unitholders, including the Company.
See "The regulatory approval process for the construction of new midstream assets is challenging, and recent decisions by regulatory and judicial authorities in pending proceedings could impact EQM's or the MVP Joint Venture's ability to obtain all approvals and authorizations necessary to complete certain projects on the projected time frame or at all or EQM's ability to achieve the expected investment return on the project" under "Risk Factors – Risks Related to EQM's Business" included in "Item 1A. Risk Factors" and see "Item 3. Legal Proceedings" for discussion of litigation and regulatory proceedings related to the MVP project.
See Note 13 to the consolidated financial statements for further discussion of the Company's commitments and contingencies.
Off-Balance Sheet Arrangements
See Note 7 to the consolidated financial statements for discussion of the MVP Joint Venture guarantees.
Recently Issued Accounting Standards
See Note 1 to the consolidated financial statements for discussion of recently issued accounting standards.
Critical Accounting Policies and Estimates
The Company's significant accounting policies are described in Note 1 to the consolidated financial statements. Preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures of contingent assets and liabilities. The following critical accounting policies, which were reviewed by the Company's Audit Committee, relate to its more significant judgments and estimates used in the preparation of its consolidated financial statements. Actual results could differ from those estimates.
Income Taxes. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company's consolidated financial statements or tax returns.
The Company has federal and state Net Operating Loss (NOL) carryforwards related to federal and various state jurisdictions. The federal and West Virginia NOL carryforwards have no expiration, but utilization is limited to 80% of taxable income in the year of utilization. Other state NOL carryforwards expire in 2038. The Company believes that it is more likely than not that the benefit from certain federal and state NOL carryforwards will be realized. In addition to the NOL carryforwards, the Company has recorded deferred tax assets principally resulting from its investment in partnerships. No valuation allowances have been established, as it is believed that future sources of taxable income, reversing temporary differences and other tax planning strategies will be sufficient to realize these deferred tax assets. Any determination to change the valuation allowance would impact the Company's income tax expense and net income in the period in which such a determination is made.
Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not (greater than 50%) that a tax benefit will not be realized. In evaluating the need for a valuation allowance, management considers all potential sources of taxable income, including income available in carry-back periods, future reversals of taxable temporary differences, projections of taxable income and income from tax planning strategies, as well as all available positive and negative evidence. Positive evidence includes factors such as a history of profitable operations, projections of future profitability within the carry-forward period, including from tax planning strategies, and experience.
Tax benefits related to uncertain tax positions taken or expected to be taken on a tax return are recorded when such benefits meet a more likely than not threshold; otherwise, the tax benefit is recorded when the tax position has been effectively settled, either because the statute of limitations has expired or the appropriate taxing authority has completed its examination. Interest and penalties related to uncertain tax positions are recognized as part of the provision for income taxes and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law until such time that the related tax benefits are recognized.

The Company believes that accounting estimates related to income taxes are "critical accounting estimates" because the Company must assess the likelihood that deferred tax assets will be recovered from future taxable income, exercise judgment when evaluating whether or not a valuation allowance must be established on deferred tax assets and exercise judgment regarding the amount of financial statement benefit to record for uncertain tax positions. To the extent that a valuation allowance or an uncertain tax position is established or increased or decreased during a period, the Company includes an expense or benefit within income tax expense on the statements of comprehensive income. Future results of operations for any particular quarterly or annual period could be materially affected by changes in the Company's assumptions. See Note 11 to the consolidated financial statements for additional information.
Property, Plant and Equipment. Determination of depreciation requires judgment regarding the estimated useful lives and salvage values of property, plant and equipment. The Company has not historically experienced material changes in its results of operations from changes in the estimated useful lives or salvage values of its property, plant and equipment; however, these estimates are reviewed periodically, including each time Equitrans, L.P. files with the FERC for a change in transmission and storage rates. Determination of internal costs capitalized requires judgment as to the percent of time spent on capitalized projects for the capitalization of costs such as salaries, benefits and other indirect costs. The Company believes that the accounting estimates related to depreciation and capitalization of internal costs are "critical accounting estimates" because they are susceptible to change. These assumptions affect the gross property, plant and equipment balances and the amount of depreciation and operating expense and, if changed, would have an effect on the results of operations and financial position. See Note 1 to the consolidated financial statements for additional information.
Impairments of Long-Lived Assets. Any accounting estimate related to impairment of property, plant and equipment, finite-lived intangible assets or an investment in an unconsolidated entity may require management to make assumptions about future cash flows, discount rates, the fair value of investments and whether losses in the value of its investments are other than temporary. Management's assumptions about future cash flows require significant judgment because actual operating levels have fluctuated in the past and are expected to fluctuate in the future. Additionally, management's assumptions about the fair value of its investment in an unconsolidated entity require significant judgment because the investment is not traded on an active market.
During the fourth quarter of 2018, a triggering event occurred as a result of the Company's annual goodwill impairment evaluation, which required the Company to perform a recoverability test on its long-lived assets. No impairment was recorded as a result of the recoverability test.
The Company has not historically had indications of impairments; however, the Company believes that the accounting estimates related to impairments are "critical accounting estimates" because they require assumptions that are susceptible to change. Any potential impairment would have an effect on the results of operations and financial position. See Note 1 to the consolidated financial statements for additional information.
Allocated General and Administrative Costs. Prior to the Separation, general and administrative costs and operating and maintenance costs were allocated by EQT to the Company based on the nature of the expenses. Costs that were directly related to the Company and its subsidiaries were directly charged to the Company and its subsidiaries. Other costs were allocated based on operational and financial metrics. Allocations are based on estimates and assumptions that management believes are reasonable; however, the Company believes that the accounting estimates related to allocated costs are "critical accounting estimates" because different estimates and assumptions would change the amounts allocated to the Company and its subsidiaries, and those differences could be material. These assumptions affect the amount of general and administrative expense and operating and maintenance expense and would have an effect on the results of operations if changed. See Notes 1 and 8 to the consolidated financial statements for additional information.
Regulatory Accounting. Determination and application of regulatory accounting requires judgment regarding probability that certain expenses and income will be allowed in the rate setting process in a period different from the period in which they would have been reflected on the statements of consolidated operations for a non-regulated entity. The Company has not historically experienced material changes in its results of operations from changes in regulatory accounting; however, these estimates are reviewed periodically, including each time Equitrans, L.P. files with the FERC for a change in transmission and storage rates. The Company believes that the accounting estimates related to regulatory accounting are "critical accounting estimates" because they are susceptible to change. These assumptions affect the gross regulatory assets and liabilities and the amount of regulated operating revenues and expenses and would have an effect on the results of operations and financial position if changed. See Note 1 to the consolidated financial statements for additional information.
Contingencies. EQM is involved in various regulatory and legal proceedings that arise in the ordinary course of business. A liability is recorded for contingencies based on EQM's assessment that a loss is probable and that the amount of the loss can be reasonably estimated. EQM considers many factors in making these assessments, including the history and specifics of each matter. Estimates are developed in consultation with legal counsel and are based on an analysis of potential results.
The Company believes that the accounting estimates related to contingencies are "critical accounting estimates" because the Company must assess the probability and amount of loss related to contingencies. Future results of operations could be materially affected by changes in the assumptions. See Notes 1 and 13 for additional information.
Revenue Recognition. Revenue from the gathering, transmission and storage of natural gas is generally recognized when the service is provided. Revenue from water services is generally recognized when water is delivered. Revenue related to services provided but not yet billed is estimated each month. These estimates are generally based on contract data, preliminary throughput and allocation measurements. Final bills for the current month are billed and collected in the following month. See Notes 1 and 3 to the consolidated financial statements for additional information. EQM records a monthly provision for accounts receivable that are considered uncollectible. In order to calculate the appropriate monthly provision, a historical rate of accounts receivable losses as a percentage of total revenue is used. This historical rate is applied to the current revenues on a monthly basis and is updated periodically based on events that may change the rate, such as a significant change to the natural gas industry or to the economy as a whole. Management reviews the adequacy of the allowance on a quarterly basis using the assumptions that apply at that time. While EQM has not historically experienced material bad debt expense, declines in the market price for natural gas combined with the increase in customers on EQM's systems may result in a greater exposure to potential losses than management's current estimates. As of December 31, 2018, EQM had accounts receivable of $255.5 million, net of an allowance for doubtful accounts of $0.1 million.
The Company believes that the accounting estimates related to revenue recognition are "critical accounting estimates" because estimated volumes are subject to change based on actual measurements, including prior period adjustments. In addition, the Company believes that the accounting estimates related to the allowance for doubtful accounts receivable are "critical accounting estimates" because the underlying assumptions used for the allowance can change and the actual mix of customers and their ability to pay may vary significantly from management's estimates, which could affect the collectability of customer accounts. These accounting estimates could potentially have a material effect on the results of operations and financial position.
Business Combinations – Rice Merger. EQT recorded the Rice Merger using the acquisition method of accounting; accordingly, the value assigned to the assets and liabilities of RMP and the Drop-Down Entities are based on EQT's purchase accounting estimates.
Accounting for the acquisition of a business requires a company to record the acquired identifiable assets and liabilities at fair value. The estimated fair value of midstream facilities and equipment, which generally consist of pipeline systems and compression stations, is estimated using the cost approach, which incorporates assumptions about the replacement costs for similar assets, the relative age of the assets and any potential economic or functional obsolescence. The fair values of the intangible assets are estimated using the multi-period excess earnings model, which estimates revenues and cash flows derived from the intangible asset and then deducts portions of cash flow that can be attributed to supporting assets otherwise recognized.
Given the time required to obtain pertinent information necessary to finalize the allocation of the purchase price to the acquired net assets, the purchase price allocation may remain preliminary for a period of time before the required fair value estimates are finalized. Accordingly, it is not uncommon for the initial estimates to be subsequently revised. During the fourth quarter of 2018, the Rice Merger purchase price accounting was finalized. See Note 2 to the consolidated financial statements.
The Company believes that the accounting estimates related to business combinations are "critical accounting estimates" because in determining the fair value of assets acquired, assumptions must be made about projections regarding the timing and amount of future development and operating costs and projections of replacement cost of and future cash flows from midstream assets and cash flows from customer relationships. Different assumptions may result in materially different values for these assets, which would affect the Company's future results of operations and financial position.
Goodwill. Goodwill is the cost of an acquisition less the fair value of the identifiable net assets of the acquired business. As a result of the Rice Merger, on November 13, 2017, Rice Midstream Holdings recorded goodwill to two reporting units within the Gathering segment. Prior to the Rice Merger, the Company had no goodwill. See Note 2 to the consolidated financial statements.
Goodwill is evaluated for impairment at least annually or whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company uses a combination of an income and market approach to estimate the fair value of a reporting unit. In the fourth quarter of 2018, the Company determined that a goodwill impairment indicator existed prior to its annual assessment date of November 30, 2018. As a result of the Company's goodwill evaluation, which quantitatively considered the production curtailments announced by a primary customer of the Rice Retained Midstream and RMP PA Gas Gathering reporting units, the Company recorded impairment of goodwill. See Note 1 to the consolidated financial statements.
The Company believes that the accounting estimates related to goodwill are "critical accounting estimates" because estimating the fair value of reporting units requires considerable judgment. In addition, management's estimate of a reporting unit's future financial results is sensitive to changes in assumptions, such as changes in stock prices, weighted-average cost of capital, terminal growth rates and industry multiples. The Company believes the estimates and assumptions used in estimating its reporting units' fair values are reasonable and appropriate, however, different assumptions and estimates could materially affect the calculated fair value and the resulting conclusion on impairment of goodwill, which could materially affect the Company's results of operations and financial position. Additionally, actual results could differ from these estimates. The Company performed a sensitivity analysis for each reporting unit to quantify the effect of certain changes to assumptions used in the goodwill assessment. While not impaired as of December 31, 2018, it was determined that a 1% increase to the weighted average cost of capital (WACC) and a corresponding 1% decrease to the terminal cash flow growth rate would have resulted in the Company's recognition of approximately $13.8 million of impairment of goodwill associated with the Rice Retained Midstream reporting unit (defined and discussed in Note 1). In addition, a 1% increase to the WACC and a corresponding 1% decrease to the terminal cash flow growth rate would have resulted in the Company's recognition of approximately $114.4 million of additional impairment of goodwill associated with the RMP PA Gas Gathering reporting unit (defined and discussed in Note 1).
Share-Based Compensation. The Company awards share-based compensation in connection with specific programs. Awards to employees are typically made in the form of performance-based awards, time-based restricted stock awards, time-based restricted unit awards and stock options. Awards to directors are typically made in the form of phantom units that vest upon grant.
Restricted units and performance-based awards expected to be satisfied in cash are treated as liability awards. For liability awards, the Company is required to estimate, on the grant date and on each reporting date thereafter until vesting and payment, the fair value of the ultimate payout based upon the expected performance through, and value of the Company's common stock on, the vesting date. The Company then recognizes a proportionate amount of the expense for each period in the Company's financial statements over the vesting period of the award. The Company reviews its assumptions regarding performance and common stock value on a quarterly basis and adjusts its accrual when changes in these assumptions result in a material change in the fair value of the ultimate payouts.
Performance-based awards expected to be satisfied in Company common stock are treated as equity awards. For equity awards, the Company is required to determine the grant date fair value of the awards, which is then recognized as expense in the Company's financial statements over the vesting period of the award. Determination of the grant date fair value of the awards requires judgments and estimates regarding, among other things, the appropriate methodologies to follow in valuing the awards and the related inputs required by those valuation methodologies. Most often, the Company is required to obtain a valuation based upon assumptions regarding risk-free rates of return, dividend yields, expected volatilities and the expected term of the award. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is based on the historical dividend yield of the Company's common stock adjusted for any expected changes and, where applicable, of the common stock of the peer group members at the time of grant.  Expected volatilities are based on historical volatility of the Company's common stock and, where applicable, the common stock of the peer group members at the time of grant. The expected term represents the period of time elapsing during the applicable performance period.
For time-based restricted stock awards, the grant date fair value of the awards is recognized as expense in the Company's financial statements over the vesting period, typically three years. For director phantom units (which vest on the date of grant) expected to be satisfied in equity, the grant date fair value of the awards is recognized as an expense in the Company's financial statements in the year of grant. The grant date fair value, in both cases, is determined based upon the closing price of the Company's common stock on the date of the grant.
For non-qualified stock options, the grant date fair value is recognized as expense in the Company's financial statements over the vesting period, typically three years. The Company utilizes the Black-Scholes option pricing model to measure the fair value of stock options, which includes assumptions for a risk-free interest rate, dividend yield, volatility factor and expected term. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is based on the dividend yield of the Company's common stock at the time of grant. The expected volatility is based on historical volatility of the Company's common stock at the time of grant.  The expected term represents the period of time that options granted are expected to be outstanding based on historical option exercise experience at the time of grant.

The Company believes that the accounting estimates related to share-based compensation are "critical accounting estimates" because they may change from period to period based on changes in assumptions about factors affecting the ultimate payout of awards, including the number of awards to ultimately vest and the market price and volatility of the Company's common stock.  Future results of operations for any particular quarterly or annual period could be materially affected by changes in the Company's assumptions. See Note 9 to the consolidated financial statements for additional information.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Changes in interest rates affect the amount of interest the Company earns on cash, cash equivalents and short-term investments and the interest rates the Company pays on borrowings under its credit facilities. The Equitrans Midstream Credit Facility and Equitrans Midstream Term Loan Credit Facility (each defined in Note 10 to the consolidated financial statements) both have a variable interest rate and thus expose the Company to fluctuations in market interest rates, which can affect the Company's results of operations and liquidity. EQM's senior notes are fixed rate and thus do not expose the Company to fluctuations in market interest rates. Changes in interest rates do affect the fair value of EQM's fixed rate debt. See Notes 10 and 1 to the consolidated financial statements for discussion of debt and fair value measurements, respectively. The Company may from time to time hedge the interest on portions of its borrowings under the credit facilities in order to manage risks associated with floating interest rates.
Credit Risk. The Company is exposed to credit risk, which is the risk that it may incur a loss if a counterparty fails to perform under a contract. The Company manages its exposure to credit risk associated with customers through credit analysis, credit approval, credit limits and monitoring procedures. For certain transactions, the Company may request letters of credit, cash collateral, prepayments or guarantees as forms of credit support. Equitrans, L.P.'s FERC tariffs require tariff customers that do not meet specified credit standards to provide three months of credit support; however, the Company is exposed to credit risk beyond this three-month period when its tariffs do not require its customers to provide additional credit support. For some of the Company's more recent long-term contracts associated with system expansions, it has entered into negotiated credit agreements that provide for enhanced forms of credit support if certain credit standards are not met. The Company has historically experienced only minimal credit losses in connection with its receivables. Approximately 82% of revenues were from investment grade counterparties for the year ended December 31, 2018. The Company is exposed to the credit risk of EQT, its largest customer. In connection with EQM's IPO in 2012, EQT guaranteed all payment obligations, up to a maximum of $50 million, due and payable to Equitrans, L.P. by EQT Energy, LLC, one of Equitrans, L.P.'s largest customers and a wholly owned subsidiary of EQT. The EQT guaranty will terminate on November 30, 2023 unless terminated earlier by EQT upon 10 days' written notice. At December 31, 2018, EQT's public senior debt had an investment grade credit rating. See Note 12 to the consolidated financial statements for further discussion of the Company's exposure to credit risk.
Commodity Prices. The Company's business is dependent on the continued availability of natural gas production and reserves in its areas of operation. Low prices for natural gas, including those resulting from regional basis differentials, could adversely affect development of additional reserves and production that is accessible by the Company's pipeline and storage assets, or lower drilling activity, which would decrease demand for the Company's services. Lower regional natural gas prices could cause producers to determine in the future that drilling activities in areas outside of the Company's current areas of operation are strategically more attractive to them. The Company's customers may reduce capital spending in the future based on commodity prices or other factors. Unless the Company is successful in attracting and retaining new customers, the Company's ability to maintain or increase the capacity subscribed and volumes transported under service arrangements on its transmission and storage system, the volumes gathered on its gathering systems, or the volumes of water provided by its water service business will be dependent on receiving consistent or increasing commitments from EQT. While EQT has dedicated acreage to the Company and has entered into long-term firm transmission and gathering contracts on the Company's systems, EQT may determine in the future that drilling in the Company's areas of operations is not economical or that drilling in areas outside of the Company's current areas of operations is strategically more attractive to it. EQT is under no contractual obligation to continue to develop its acreage dedicated to the Company.
For the year ended December 31, 2018, approximately 54% of the Company's revenues were generated from firm reservation fees under long-term contracts. As a result, the Company believes that short- and medium-term declines in volumes of gas produced, gathered, transported or stored on its systems will not have a significant effect on its results of operations, liquidity, financial position or ability to pay dividends or EQM's ability to pay quarterly cash distributions because these firm reservation fees are paid regardless of volumes supplied to the system by customers. Longer term price declines could have an adverse effect on customer creditworthiness and related ability to pay firm reservation fees under long-term contracts which could affect the Company's results of operations, liquidity or financial position. Additionally, long-term declines in gas production in the Company's areas of operations would limit the Company's growth potential.
Other Market Risks. The Company's credit facility is underwritten by a syndicate of nine financial institutions, each of which is obligated to fund its pro rata portion of any borrowings by the Company. Each lender of the financial institutions in the syndicate holds 11% of the facility. EQM's credit facility is underwritten by a syndicate of 21 financial institutions, each of which is obligated to fund its pro rata portion of any borrowings by EQM. No one lender of the financial institutions in the syndicate holds more than 10% of the facility. The Company's and EQM's large syndicate groups and relatively low percentage of participation by each lender is expected to limit the Company's and EQM's exposure to disruption or consolidation in the banking industry.

Item 8.        Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Equitrans Midstream Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Equitrans Midstream Corporation (including its Predecessor as defined in Note 1) (the Company) as of December 31, 2018 and 2017, the related statements of consolidated comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young, LLP
We have served as the Company's auditor since 2018.
Pittsburgh, Pennsylvania
February 14, 2019

EQUITRANS MIDSTREAM CORPORATION
 STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31,

	2018	2017	2016
	(Thousands, except per share amounts)
Operating revenues (a)	$1,495,098	$895,558	$732,272
Operating expenses:
Operating and maintenance (b)	163,192	84,831	69,255
Selling, general and administrative (b)	124,069	80,339	75,512
Separation and other transaction costs (b)	85,444	85,124	—
Depreciation	175,821	96,674	62,691
Amortization of intangible assets	41,547	5,540	—
Impairment of long-lived assets	—	—	59,748
Impairment of goodwill	261,941	—	—
Total operating expenses	852,014	352,508	267,206
Operating income	643,084	543,050	465,066
Equity income (c)	61,778	22,171	9,898
Other income	5,011	4,439	27,113
Net interest expense (d)	115,454	34,801	16,761
Income before income taxes	594,419	534,859	485,316
Income tax expense	83,142	212,402	98,243
Net income	511,277	322,457	387,073
Less: Net income attributable to noncontrolling interests	292,879	349,613	321,920
Net income (loss) attributable to Equitrans Midstream Corporation	$218,398	$(27,156)	$65,153

Earnings (loss) per share of common stock attributable to Equitrans Midstream Corporation:
Basic:
Weighted average common stock outstanding	254,432	254,432	254,432
Net income (loss)	$0.86	$(0.11)	$0.26
Diluted:
Weighted average common stock outstanding	255,033	254,432	255,033
Net income (loss)	$0.86	$(0.11)	$0.26

Net income	$511,277	$322,457	$387,073
Other comprehensive loss, net of tax:
Pension and other post-retirement benefits liability adjustment, net of tax expense of $638	(1,509)	—	—
Other comprehensive loss	(1,509)	—	—
Comprehensive income	509,768	322,457	387,073
Less: Comprehensive income attributable to noncontrolling interests	292,879	349,613	321,920
Comprehensive income (loss) attributable to Equitrans Midstream Corporation	$216,889	$(27,156)	$65,153

(a)
Operating revenues included related party revenues from EQT Corporation (NYSE: EQT) (EQT) of approximately $1.1 billion, $665.9 million and $551.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. See Note 8.

(b)
Operating and maintenance expense included charges from EQT of $49.8 million, $40.6 million and $34.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. Selling, general and administrative expense included charges from EQT of $85.1 million, $75.6 million and $70.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. See Note 8. Separation and other transaction costs represent selling, general and administrative expenses related to the Rice Merger, the EQM-RMP Mergers, the Drop-Down Transaction, the Separation and the EQGP Buyout (each defined in Note 1) and included charges from EQT of $53.3 million and $85.1 million for the years ended December 31, 2018 and 2017, respectively. See Notes 1 and 8.

(c)	Represents equity income from Mountain Valley Pipeline, LLC (the MVP Joint Venture). See Note 7.

(d)
Net interest expense included interest income on the Preferred Interest (defined in Note 1) of $6.6 million, $6.8 million and $1.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. Other income included distributions received from EES (defined in Note 1) of $8.3 million for the year ended December 31, 2016. See Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

EQUITRANS MIDSTREAM CORPORATION
STATEMENTS OF CONSOLIDATED CASH FLOWS
YEARS ENDED DECEMBER 31,

	2018	2017	2016
	(Thousands)
Cash flows from operating activities:
Net income	$511,277	$322,457	$387,073
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	175,821	96,674	62,691
Amortization of intangible assets	41,547	5,540	—
Impairment of long-lived assets	—	—	59,748
Impairment of goodwill	261,941	—	—
Deferred income taxes	25,246	158,369	(17,576)
Equity income	(61,778)	(22,171)	(9,898)
AFUDC — equity	(5,570)	(5,110)	(19,402)
Non-cash long-term compensation expense	4,190	468	373
Changes in other assets and liabilities:
Accounts receivable	(36,225)	(24,569)	(3,718)
Accounts payable	(90,502)	130,347	87,099
Other assets and other liabilities	(104,237)	7,736	3,115
Net cash provided by operating activities	721,710	669,741	549,505
Cash flows from investing activities:
Capital expenditures	(865,882)	(380,151)	(584,819)
Capital contributions to the MVP Joint Venture	(913,195)	(159,550)	(98,399)
(Purchases)/ Sales of interests in the MVP Joint Venture	(11,302)	—	12,533
Principal payments received on the Preferred Interest	4,406	4,166	1,024
Net cash used in investing activities	(1,785,973)	(535,535)	(669,661)
Cash flows from financing activities:
Proceeds from the issuance of EQM common units, net of offering costs	—	—	217,102
Proceeds from credit facility borrowings	3,446,500	544,000	740,000
Payments on credit facility borrowings	(3,271,000)	(344,000)	(1,039,000)
Proceeds from the issuance of EQM's senior notes	2,500,000	—	500,000
Proceeds from the issuance of long-term debt	600,000	—	—
Net (payments on) proceeds from EQGP's working capital loan with EQT	(168)	84	18
Net (distributions to) contributions from EQT	(1,117,577)	(1,009,501)	203,926
Net contribution to Strike Force Midstream LLC by minority owner	—	6,738	—
Distributions paid to noncontrolling interest unitholders	(380,651)	(236,123)	(189,981)
Acquisition of 25% of Strike Force Midstream LLC	(175,000)	—	—
Acquisition of EQGP common units	(291,206)	—	—
Debt discount, debt issuance costs and credit facility origination fees	(73,467)	(2,257)	(8,580)
Net cash provided by (used in) financing activities	1,237,431	(1,041,059)	423,485

Net change in cash and cash equivalents	173,168	(906,853)	303,329
Cash and cash equivalents at beginning of year (a)	121,004	1,027,857	662,941
Cash and cash equivalents at end of year	$294,172	$121,004	$966,270

(a)	Cash and cash equivalents at beginning of year for December 31, 2017 includes $61.6 million of cash and cash equivalents acquired at the effective time of the Rice Merger. See Note 2.

The accompanying notes are an integral part of these consolidated financial statements. See Note 1 for supplementary cash flow information.

EQUITRANS MIDSTREAM CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,

	2018	2017
	(Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$294,172	$121,004
Accounts receivable (net of allowance for doubtful accounts of $75 and $446 as of December 31, 2018 and 2017, respectively) (a)	255,496	219,271
Other current assets	19,171	14,565
Total current assets	568,839	354,840

Property, plant and equipment	6,469,846	5,516,527
Less: accumulated depreciation	(602,199)	(405,665)
Net property, plant and equipment	5,867,647	5,110,862

Investment in unconsolidated entity	1,510,289	460,546
Goodwill	1,239,269	1,384,872
Net intangible assets	576,113	617,660
Deferred income taxes	597,321	257,128
Other assets	164,357	142,888
Total assets	$10,523,835	$8,328,796

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$6,000	$—
Accounts payable (a)	210,007	468,422
Capital contribution payable to the MVP Joint Venture	169,202	105,734
Accrued interest	80,236	11,067
Accrued liabilities	84,011	20,995
Total current liabilities	549,456	606,218

Credit facility borrowings	641,500	466,000
EQM senior notes	3,456,639	987,352
Long-term debt	562,105	—
Regulatory and other long-term liabilities	54,502	30,462
Total liabilities	5,264,202	2,090,032

Shareholders' equity:
Parent net investment	—	1,143,769
Common stock, no par value, authorized 1,250,000 shares, issued 254,271 shares in 2018	425,370	—
Retained earnings	33,932	—
Accumulated other comprehensive loss	(1,509)	—
Total common shareholders' equity	457,793	1,143,769
Noncontrolling interests	4,801,840	5,094,995
Total shareholders' equity	5,259,633	6,238,764
Total liabilities and shareholders' equity	$10,523,835	$8,328,796

(a)
Accounts receivable as of December 31, 2018 and 2017 included $175.9 million and $158.7 million, respectively of accounts receivable due from EQT, a related party. Accounts payable as of December 31, 2018 and 2017 included $34.1 million and $363.1 million, respectively, of accounts payable due to EQT.

The accompanying notes are an integral part of these consolidated financial statements.

EQUITRANS MIDSTREAM CORPORATION
STATEMENTS OF CONSOLIDATED EQUITY

		Common Stock
					Accumulated Other

	Parent Net	Shares	No	Retained	Comprehensive	Noncontrolling	Total
	Investment	Outstanding	Par Value	Earnings	Loss	Interests	Equity
	(Thousands, except per unit amounts)
Balance at January 1, 2016	$(898,703)	—	$—	$—	$—	$2,950,251	$2,051,548
Net income	65,153	—	—	—	—	321,920	387,073
Net contributions from EQT	740,797	—	—	—	—	—	740,797
Share-based compensation plans	212	—	—	—	—	161	373
Distributions paid to noncontrolling interest unitholders ($3.05 and $0.571 per common unit for EQM and EQGP, respectively)	—	—	—	—	—	(189,981)	(189,981)
Issuance of EQM common units, net of offering costs	—	—	—	—	—	217,102	217,102
Net changes in ownership of consolidated entities	24,296	—	—	—	—	(40,487)	(16,191)
Elimination of net current and deferred tax liabilities	1,945	—	—	—	—	—	1,945
Balance at December 31, 2016	$(66,300)	—	$—	$—	$—	$3,258,966	$3,192,666
Net income	(27,156)	—	—	—	—	349,613	322,457
Net distributions to EQT	(893,682)	—	—	—	—	—	(893,682)
Net contribution to Strike Force Midstream LLC by minority owner	—	—	—	—	—	6,738	6,738
Share-based compensation plans	278	—	—	—	—	190	468
Distributions paid to noncontrolling interest unitholders ($3.655 and $0.806 per common unit for EQM and EQGP, respectively)	—	—	—	—	—	(236,123)	(236,123)
Rice Merger (a)	2,130,629	—	—	—	—	1,715,611	3,846,240
Balance at December 31, 2017	$1,143,769	—	$—	$—	$—	$5,094,995	$6,238,764
Other comprehensive income (net of tax):
Net income	184,466	—	—	33,932	—	292,879	511,277
Pension and other post-retirement benefits liability adjustment, net of tax expense of $638	—	—	—	—	(1,509)	—	(1,509)
Purchase of Strike Force Midstream LLC noncontrolling interests	1,818	—	—	—	—	(176,818)	(175,000)
Net changes in ownership of consolidated entities	(159,255)	—	—	—	—	214,924	55,669
Share-based compensation plans	340	2	2,897	—	—	953	4,190
Issuance of Equitrans Midstream common stock	—	254,269	—	—	—	—	—
Net distributions to EQT	(701,901)	—	—	—	—	—	(701,901)
Separation-related adjustments	(469,237)	—	469,237	—	—	—	—
Distributions paid to noncontrolling interest unitholders ($4.295, $1.123 and $0.5966 per common unit for EQM, EQGP and RMP, respectively)	—	—	—	—	—	(380,651)	(380,651)
Purchase of EQGP common units	—	—	(46,764)	—	—	(244,442)	(291,206)
Balance at December 31, 2018	$—	254,271	$425,370	$33,932	$(1,509)	$4,801,840	$5,259,633

(a)	Represents the estimated fair value of the Rice Midstream Holdings LLC net assets acquired by EQT and allocated to Equitrans Midstream Corporation as part of the Rice Merger. See Notes 1 and 2.
Common shares authorized: 1,250,000 shares. Preferred shares authorized: 50,000 shares. There are no preferred shares issued or outstanding.
The accompanying notes are an integral part of these consolidated financial statements.

EQUITRANS MIDSTREAM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

1.	Summary of Operations and Significant Accounting Policies
Organization
On February 21, 2018, EQT announced its plan to separate its midstream business, which was composed of the separately-operated natural gas gathering, transmission and storage and water services of EQT (collectively, the Midstream Business), from its upstream business, which was composed of the natural gas, oil and natural gas liquids development, production and sales and commercial operations of EQT (collectively, the Upstream Business) (the Separation). Equitrans Midstream Corporation (together with its subsidiaries, Equitrans Midstream or the Company) was incorporated on May 11, 2018 as a wholly-owned subsidiary of EQT to hold the assets, liabilities and results of operations of EQT's Midstream Business.
On November 12, 2018, Equitrans Midstream, EQT and, for certain limited purposes, EQT Production Company, a wholly-owned subsidiary of EQT, entered into a separation and distribution agreement (the Separation and Distribution Agreement), pursuant to which, among other things, EQT effected the Separation, including the transfer of certain assets and liabilities to the Company, and distributed 80.1% of the then outstanding shares of common stock, no par value, of Equitrans Midstream (Equitrans Midstream common stock) to EQT shareholders of record as of the close of business on November 1, 2018 (the Distribution). The Distribution was effective at 11:59 p.m., Eastern Time, on November 12, 2018 (the Separation Date). EQT retained the remaining 19.9% of the outstanding shares in Equitrans Midstream (the Retained Interest).
Post-Separation, the Company holds investments in the entities then-conducting the Midstream Business, including limited and general partner interests in EQGP Holdings, LP (formerly known as EQT GP Holdings, LP) (EQGP), which, as of December 31, 2018, owned limited partner interests, the entire general partner interest and all of the incentive distribution rights (IDRs) in EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP) (NYSE: EQM) (EQM). As of December 31, 2018, EQGP was a subsidiary of Equitrans Gathering Holdings, LLC (formerly known as EQT Gathering Holdings, LLC) (Equitrans Gathering Holdings). Following the closing of the EQGP Unit Purchases and the exercise of the Limited Call Right (each defined and discussed in Note 6 and collectively referred to as the EQGP Buyout), EQGP became an indirect, wholly-owned subsidiary of the Company.
EQM owns, operates, acquires and develops midstream assets in the Appalachian Basin. As of December 31, 2018, EQM Midstream Services, LLC (formerly known as EQT Midstream Services, LLC) (the EQM General Partner) was a wholly-owned subsidiary of EQGP and EQM's general partner. As of December 31, 2018, EQGP Services, LLC (formerly known as EQT GP Services, LLC) (the EQGP General Partner) was a wholly-owned subsidiary of Equitrans Gathering Holdings and EQGP's general partner.
The Company's assets, liabilities and results of operations also include the legacy assets of Rice Midstream Holdings LLC (Rice Midstream Holdings). EQT obtained control of Rice Midstream Holdings on November 13, 2017 (the Rice Merger Date), when, pursuant to the agreement and plan of merger dated June 19, 2017 by and among EQT, Rice Energy Inc. (Rice Energy) and a wholly-owned subsidiary of EQT (EQT Merger Sub), Rice Energy became a wholly-owned, indirect subsidiary of EQT, and EQT became the indirect parent of Rice Midstream Holdings (the Rice Merger). The operations of Rice Midstream Holdings were primarily conducted through RM Partners LP (formerly known as Rice Midstream Partners LP) (RMP), Rice West Virginia Midstream LLC (now known as EQM West Virginia Midstream LLC) (EQM West Virginia), Rice Olympus Midstream LLC (now known as EQM Olympus Midstream LLC) (EQM Olympus) and Strike Force Midstream Holdings LLC (Strike Force Holdings). At the Rice Merger Date, Strike Force Holdings owned 75% of the outstanding limited liability company interests in Strike Force Midstream LLC (Strike Force Midstream), a Delaware limited liability company. Rice Midstream Holdings, through its wholly-owned, indirect subsidiary Rice Midstream GP Holdings LP (RMGP), owned Rice Midstream Management LLC (now known as EQM Midstream Management LLC), RMP's general partner (the RMP General Partner), as well as limited partner interests and all of the IDRs in RMP. Rice Midstream Holdings controlled the RMP General Partner and therefore consolidated the results of RMP. In 2018, EQM obtained control of the operating entities of Rice Midstream Holdings through the following transactions:

•
On April 25, 2018, EQM, RMP and certain of their affiliates entered into an agreement and plan of merger, pursuant to which EQM acquired RMP and the RMP General Partner (the EQM-RMP Mergers). The EQM-RMP Mergers closed on July 23, 2018.

•
On May 1, 2018, EQM acquired 25% of the outstanding limited liability company interests in Strike Force Midstream from Gulfport Midstream Holdings, LLC (Gulfport Midstream), an affiliate of Gulfport Energy Corporation, in exchange for $175 million in cash (the Gulfport Transaction).

•
On May 22, 2018, and effective May 1, 2018, EQM, through its wholly-owned subsidiary EQM Gathering Holdings, LLC, a Delaware limited liability company (EQM Gathering), acquired all the outstanding limited liability company interests in each of EQM West Virginia, EQM Olympus and Strike Force Holdings (collectively the Drop-Down Entities), pursuant to the terms of a contribution and sale agreement dated as of April 25, 2018 by and among EQM, EQM Gathering, EQT and Rice Midstream Holdings, in exchange for an aggregate of 5,889,282 common units representing limited partner interests in EQM (EQM common units) and cash consideration of $1.15 billion, plus working capital adjustments (the Drop-Down Transaction). As a result of the closing of the Drop-Down Transaction, effective May 1, 2018, the Drop-Down Entities and Strike Force Midstream became indirect, wholly-owned subsidiaries of EQM.

Basis of Presentation
As of December 31, 2018, the EQGP General Partner was a wholly-owned subsidiary of Equitrans Gathering Holdings and controlled EQGP through its general partner interest in EQGP; therefore, the financial statements of the Company consolidate EQGP. As of December 31, 2018, the EQM General Partner was a wholly-owned subsidiary of EQGP and controlled EQM through its general partner interest in EQM; therefore, the financial statements of EQGP consolidated EQM.
For each of the periods prior to the Separation presented in this Annual Report on Form 10-K, the consolidated financial statements and related notes include the assets, liabilities and results of operations of the Midstream Business that were transferred to the Company upon the closing of the Distribution and represent the predecessor for accounting purposes of Equitrans Midstream (the Predecessor).
Predecessor financial information has been derived from EQT's consolidated financial statements and accounting records and reflects the historical results of operations, financial position and cash flows of the Company as if the Midstream Business had been consolidated for all periods presented. The financial statements include expense allocations for certain corporate functions historically performed by EQT, such as executive oversight, accounting, treasury, tax, legal, procurement, information technology and share-based compensation. See Note 8. The Company believes the assumptions underlying the consolidated financial statements are reasonable; however, as organizational structure and strategic focus dictate expenses incurred, the financial statements may not include all expenses that would have been incurred had the Company existed as a standalone, publicly traded company for the entirety of the three years ended December 31, 2018. Similarly, the financial statements may not reflect the results of operations, financial position and cash flows had the Company existed as a standalone, publicly traded company.
References in these financial statements to Equitrans Midstream or the Company refer collectively to Equitrans Midstream Corporation and the Predecessor as applicable for all periods presented.
Nature of Business
The Company, through its control of EQM, provides midstream services to its customers in Pennsylvania, West Virginia and Ohio through its three primary assets: the gathering system, which delivers natural gas from wells and other receipt points to transmission pipelines; the transmission and storage system, which delivers natural gas to local demand users and interstate pipelines for access to demand markets; and the water service system, which consists of water pipelines, impoundment facilities, pumping stations, take point facilities and measurement facilities that support well completion activities and collect flowback and produced water for recycling or disposal.
As of December 31, 2018, the gathering system included approximately 700 miles of high-pressure gathering lines with total contracted firm reservation capacity of approximately 2.4 billion cubic feet (Bcf) per day, compression of approximately 333,000 horsepower and multiple interconnect points with the Company's transmission and storage system and to other interstate pipelines. The gathering system also included approximately 1,500 miles of Federal Energy Regulatory Commission (FERC)-regulated, low-pressure gathering lines.
As of December 31, 2018, the transmission and storage system included approximately 950 miles of FERC-regulated, interstate pipeline that have interconnect points to seven interstate pipelines and local distribution companies (LDCs). The transmission and storage system is supported by 41 compressor units, with total throughput capacity of approximately 4.4 Bcf per day and compression of approximately 120,000 horsepower, and 18 associated natural gas storage reservoirs, which have a peak withdrawal capacity of approximately 645 million cubic feet (MMcf) per day and a working gas capacity of approximately 43 Bcf.
As of December 31, 2018, the water system included two independent systems composed of approximately 160 miles of pipeline that deliver fresh water from the Monongahela River, the Ohio River, local reservoirs and several regional waterways. The fresh water delivery services systems consist of permanent, buried pipelines, surface pipelines and fresh water storage facilities, as well as pumping stations and 28 fresh water impoundment facilities, which support fresh water transportation throughout the systems, and take point facilities and measurement facilities, which support well completion activities and collect and recycle or dispose flowback and produced water.
Significant Accounting Policies
Principles of Consolidation. The Company, for the periods presented in these consolidated financial statements prior to November 12, 2018, did not exist as a standalone, publicly-traded company holding the Midstream Business. Therefore, these consolidated financial statements are reflective of the Predecessor as applicable as described in "Basis of Presentation."
Investments over which the Company can exert significant influence, but not control, are recorded under the equity method of accounting. Intercompany transactions have been eliminated for purposes of preparing these consolidated financial statements. Transactions between EQT, on the one hand, and the Company, EQGP or EQM, on the other hand, during the period prior to the Separation Date, have been identified and presented as transactions between related parties as discussed in Note 8.
Segments. Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally and is subject to evaluation by the Company's chief operating decision maker in deciding how to allocate resources. The Company reports its operations in three segments that reflect its three lines of business of Gathering, Transmission and Water. The operating segments are evaluated based on their contribution to the Company's operating income and equity income. Transmission also includes the Company's investment in the MVP Joint Venture, which is treated as an equity investment for accounting purposes as described in Note 7; as a result, Transmission's portion of the MVP Joint Venture's operating results is reflected in equity income and not in Transmission's operating income. All of the Company's operating revenues, income and assets are generated or located in the United States. See Note 5 for financial information by segment.
Reclassification. Certain previously reported amounts have been reclassified to conform to the current year presentation.
Use of Estimates. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect amounts reported in these financial statements. Actual results could differ from those estimates.
The Company's Post-Separation Relationship with EQT. Following the Separation and Distribution, the Company and EQT are separate companies with separate management teams and separate boards of directors, however, due to the Retained Interest held by EQT as of December 31, 2018, the Company and EQT remain related parties. See Note 8. In connection with the Distribution, the Company and EQT executed the Separation and Distribution Agreement and various other agreements, including the Transition Services Agreement, the Tax Matters Agreement, the Employee Matters Agreement and the Shareholder and Registration Rights Agreement (each defined and discussed in Note 8), to effect the Separation and provide a framework for their relationship after the Separation. These agreements provide for, among other things, the identification and transfer of the Midstream Business' assets, employees, liabilities and obligations (including investments, property, plant and equipment, employee benefits and tax-related assets and liabilities) to the Company and govern the relationship between the Company and EQT subsequent to the Separation. Net transfers and settlements related to the Separation and Distribution were presented as a net distribution to EQT on the statement of consolidated equity for the year ended December 31, 2018.
Cash Equivalents. The Company classifies highly-liquid investments with original maturities of three months or less as cash equivalents. Interest earned on cash equivalents is recorded as a reduction to net interest expense on the statements of comprehensive income.
Accounts Receivables. Trade and other receivables are stated at their historical carrying amount. Judgment is required to assess the ultimate realization of accounts receivable, including assessing the probability of collection and the creditworthiness of customers. Based on assessments by management, allowances for doubtful accounts were $0.1 million and $0.4 million at December 31, 2018 and 2017, respectively. The Company also has receivables due from EQT as discussed in Note 8.
Fair Value of Financial Instruments. The Company categorizes assets and liabilities disclosed at fair value using a three-level fair value hierarchy based on priority of the inputs used in the valuation. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Owing to their short maturity, the carrying values of cash and cash equivalents, accounts receivable and accounts payable are assumed to approximate fair value; as such, their fair values are Level 1 fair value measurements. Interest rates on credit facility borrowings are based on prevailing market rates, so the carrying values of the credit facility borrowings approximate fair value and the fair values are Level 1 fair value measurements. As the Company's Term Loans (defined in Note 10) and EQM's senior notes are not actively traded, their fair values are estimated using an income approach model that applies a discount rate based on prevailing market rates for debt with similar remaining time-to-maturity and credit risk; as such, their fair values are Level 2 fair value measurements. See Note 10.
The fair value of the Preferred Interest is estimated using an income approach model that applies a discount rate based on prevailing market rates and is a Level 3 fair value measurement. As of December 31, 2018 and 2017, the estimated fair value of the Preferred Interest was approximately $122 million and $133 million, respectively, and the carrying value of the Preferred Interest was approximately $115 million and $119 million, respectively, inclusive of $4.4 million for each period reported in other current assets on the consolidated balance sheets.
Property, Plant and Equipment. The Company's property, plant and equipment are stated at depreciated cost. Maintenance projects that do not increase the overall life of the related assets are expensed as incurred. Expenditures that extend the useful life of the asset are capitalized. The Company capitalized internal costs of $54.4 million, $46.5 million and $53.2 million in the years ended December 31, 2018, 2017 and 2016, respectively. The Company capitalized interest, including the debt component of Allowance for Funds Used During Construction (AFUDC), of $12.6 million, $4.7 million and $9.4 million in the years ended December 31, 2018, 2017 and 2016, respectively.
The following table summarizes the Company's property, plant and equipment.

	December 31,
	2018	2017
	(Thousands)
Gathering assets	$4,387,908	$3,642,937
Accumulated depreciation	(247,720)	(153,791)
Net gathering assets	4,140,188	3,489,146
Transmission and storage assets	1,785,157	1,674,080
Accumulated depreciation	(286,693)	(248,474)
Net transmission and storage assets	1,498,464	1,425,606
Water services assets	194,465	193,825
Accumulated depreciation	(26,489)	(3,363)
Net water services assets	167,976	190,462
Net other property, plant and equipment	61,019	5,648
Net property, plant and equipment	$5,867,647	$5,110,862
Depreciation is recorded using composite rates on a straight-line basis over the estimated useful life of the asset. The average depreciation rates for the years ended December 31, 2018, 2017 and 2016 were 2.7%, 1.8% and 2.2%, respectively. The Company estimates that gathering and transmission pipelines have useful lives of 20 years to 65 years and compression equipment has useful lives of 20 years to 50 years. The Company estimates that water pipelines, pumping stations and impoundment facilities have useful lives of 10 years to 15 years. As circumstances warrant, depreciation estimates are reviewed to determine if any changes in the underlying assumptions are necessary. Equitrans, L.P., the Company's FERC-regulated subsidiary, re-evaluates depreciation rates for its regulated property, plant and equipment each time it files with the FERC for a change in transmission and storage rates.
Intangible Assets. Intangible assets are recorded under the acquisition method of accounting at their estimated fair values at the acquisition date, which are calculated as the present value of estimated future cash flows using a risk-adjusted discount rate. The Company did not have any intangible assets prior to the Rice Merger. At the Rice Merger Date, through pushdown accounting, the Company recorded $623.2 million of intangible assets associated with acquired customer relationships. See Note 2. The Company's intangible assets have a useful life of 15 years and are amortized on a straight-line basis. Accumulated amortization as of December 31, 2018 and 2017 was $47.0 million and $5.5 million, respectively. Estimated annual amortization for the next five years is $41.5 million.
Impairment of Long-lived Assets. Whenever events or changes in circumstances indicate that the carrying value of its long-lived assets may not be recoverable, the Company reviews its long-lived assets for impairment by first comparing the carrying value of the asset to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. If the carrying value exceeds the sum of the undiscounted cash flows, the Company estimates and recognizes an impairment loss equal to the difference between the carrying value and fair value of the assets.

During the fourth quarter of 2018, a triggering event occurred as a result of the Company's annual goodwill impairment evaluation, which required the Company to perform a recoverability test on its long-lived assets. No impairment was recorded as a result of the recoverability test.
No impairment of any long-lived assets was indicated or recorded during the year ended December 31, 2017.
During the year ended December 31, 2016, the Company recorded an impairment of long-lived assets of $59.7 million related to certain gathering assets. Using the income approach and Level 3 fair value measurement inputs, the gathering assets were written down to fair value. The impairment was triggered by a reduction in estimated future cash flows caused by the low commodity price environment, which reduced producer drilling activity and related throughput on the gathering assets.
Goodwill. Goodwill is the total consideration of an acquisition less the fair value of the identifiable, acquired net assets. As a result of the Rice Merger, Rice Midstream Holdings recorded goodwill to two reporting units within the Gathering segment. See Note 2. Prior to the Rice Merger, the Company had no goodwill.
Goodwill is evaluated for impairment at least annually and whenever events or changes in circumstance indicate that the fair value of a reporting unit is less than its carrying amount. The Company may perform either a qualitative or quantitative assessment of potential impairment. The Company's qualitative assessment of potential impairment may result in the determination that a quantitative impairment analysis is not necessary. Under this elective process, the Company assesses qualitative factors to determine whether the existence of events or circumstances leads the Company to determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, the Company determines that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing a quantitative analysis is not required. However, if the Company concludes otherwise, then it performs a quantitative impairment analysis. If the Company chooses not to perform a qualitative assessment, or if it chooses to perform a qualitative assessment but is unable to qualitatively conclude that no impairment has occurred, then the Company will perform a quantitative evaluation. In the case of a quantitative assessment, the Company estimates the fair value of the reporting unit with which the goodwill is associated and compares it to the carrying value. If the estimated fair value of a reporting unit is less than its carrying value, an impairment charge is recognized for the excess of the reporting unit's carrying value over its fair value.
The two reporting units to which the Company's goodwill is recorded are (i) Rice Retained Midstream, which comprises the Ohio gathering assets acquired in the Rice Merger, and (ii) RMP PA Gas Gathering, which comprises the Pennsylvania gathering assets acquired the Rice Merger. Rice Retained Midstream and RMP PA Gas Gathering earn a substantial portion of their revenues from volumetric-based fees, which are sensitive to changes in their customers' development plans.
Following the third quarter of 2018 and prior to the Separation, the Company identified impairment indicators in the form of production curtailments announced by a primary customer of the Rice Retained Midstream and RMP PA Gas Gathering reporting units that could reduce volumetric-based fee revenues of those reporting units. In estimating the fair value of its reporting units, the Company used a combination of the income approach and the market approach. The Company used the income approach's discounted cash flow method, which applies significant inputs not observable in the public market (Level 3), including estimates and assumptions related to future throughput volumes, operating costs, capital spending and changes in working capital. The Company used the market approach's comparable company method and reference transaction method. The comparable company method evaluates the value of a company using metrics of other businesses of similar size and industry. The reference transaction method evaluates the value of a company based on pricing multiples derived from similar transactions entered into by similar companies.
For the year ended December 31, 2018, the Company determined that the carrying value of the RMP PA Gas Gathering reporting unit was greater than its fair value; however, the fair value of the Rice Retained Midstream reporting unit exceeded its carrying value. As a result, the Company recognized impairment of goodwill of $261.9 million, with a corresponding decrease to goodwill on the consolidated balance sheet.
Investment in Unconsolidated Entity. The Company reviews the carrying value of its investments in unconsolidated entities for impairment whenever events or changes in circumstances indicate that the carrying value may have declined in value. The impairment review involves comparing the investment's carrying value to its estimated fair value. If the carrying value exceeds the estimated fair value, the Company estimates and recognizes an impairment loss equal to the difference between the investment's carrying value and fair value.
Preferred Interest. EQT Energy Supply, LLC, a subsidiary of EQT (EES), generates revenue by providing services to a local distribution company. Upon EQM's acquisition of the preferred interest in EES (the Preferred Interest) in April 2015 and through October 2016, the Preferred Interest was treated as a cost method investment for accounting purposes. In October 2016, the EES operating agreement was amended to provide for mandatory redemption of the Preferred Interest at the end of the preference period, which is expected to be December 31, 2034. As a result of the amendment, EQM's investment in EES converted from a cost method investment to a note receivable effective October 1, 2016. The change did not affect the carrying value of the instrument but did affect the financial statement classification and presentation of distributions from EES. Distributions from EES received prior to the amendment were included in other income in EQM's statements of consolidated operations; distributions received after the amendment are recorded partly as a reduction to the Preferred Interest and partly as interest income, which is included in net interest expense in EQM's statements of consolidated comprehensive income.
Unamortized Debt Discount and Issuance Costs. The Company amortizes debt discounts and issuance costs over the term of the related borrowing. Costs incurred from the issuance and extension of the EQM Credit Facility (defined in Note 10) and the issuance of the Equitrans Midstream Credit Facility and Equitrans Midstream Term Loan Credit Facility (each as defined in Note 10) are presented in other assets on the consolidated balance sheets. Debt discounts and issuance costs for all other debt instruments are presented as a reduction to debt on the consolidated balance sheets.
Gas Imbalances. Gas imbalances occur when the actual amount of gas delivered from a pipeline system or storage facility varies from the amount of gas scheduled for delivery. The Company values gas imbalances due to/from shippers and operators at current index prices. Gas imbalances are settled in-kind, subject to the terms of the FERC tariffs. As of December 31, 2018 and 2017, gas imbalance receivables of $3.3 million and $5.2 million, respectively, were presented in other current assets, with offsetting amounts recorded to system gas, a component of property, plant and equipment, on the consolidated balance sheets. The Company classifies gas imbalances as current because they are expected to settle within one year.
Asset Retirement Obligations. The Company has asset retirement obligations related to its water system and to one of its compression stations, for which the Company recorded an associated liability and capitalized a corresponding amount to asset retirement costs. The liability relates to the expected future obligation to dismantle, reclaim and dispose of these assets and was estimated using the present value of expected future cash flows, adjusted for inflation and discounted at the Company's credit-adjusted, risk-free rate. Asset retirement obligations are recorded in regulatory and other long-term liabilities on the consolidated balance sheets.
The following table presents a reconciliation of the beginning and ending carrying amounts of the Company's asset retirement obligations.

	December 31,
	2018	2017
	(Thousands)
Asset retirement obligation at beginning of period	$9,321	$—
Liabilities assumed at Rice Merger	—	9,286
Liabilities incurred	231	—
Revisions to estimated liabilities (a)	1,928	—
Accretion expense	455	35
Asset retirement obligation at end of period	$11,935	$9,321

(a)	Revisions to estimated liabilities reflect changes in retirement cost assumptions and to the estimated timing of liability settlement.
The Company is not legally or contractually obligated to restore or dismantle its transmission and storage system. The Company is legally required to operate and maintain these assets and intends to do so as long as supply and demand for natural gas exists, which the Company expects to continue into the foreseeable future. Therefore, the Company did not have any asset retirement obligations related to its transmission and storage assets as of December 31, 2018 and 2017.
Contingencies. EQM is involved in various regulatory and legal proceedings that arise in the ordinary course of business. A liability is recorded when the loss is probable and the amount of loss can be reasonably estimated. EQM considers many factors when making such assessments, including historical knowledge and matter specifics. Estimates are developed through consultation with legal counsel and analysis of the potential results. See Note 13.
Regulatory Accounting. Equitrans, L.P. owns all of the Company's gathering, transmission and storage operations as well as its low-pressure gathering assets. Equitrans, L.P. is subject to FERC regulation. Through the rate-setting process, rate regulation allows Equitrans, L.P. to recover the costs of providing regulated services plus an allowed return on invested capital. Regulatory accounting allows Equitrans, L.P. to defer expenses and income to its consolidated balance sheets as regulatory assets and liabilities when it is probable that those expenses and income will be allowed in the rate-setting process for a period other than the period that they would be reflected in a non-regulated entity's statements of comprehensive income. Regulatory assets and liabilities are recognized in the Company's statements of comprehensive income in the period that the underlying expenses and income are reflected in the rates charged to shippers and operators. Equitrans, L.P. expects to continue to be subject to rate regulation that will provide for the recovery of deferred costs.
The following table summarizes Equitrans, L.P.'s regulatory assets and liabilities that are included in other assets and regulatory and other long-term liabilities, respectively, in the Company's consolidated balance sheets.

	December 31,
	2018	2017
	(Thousands)
Regulatory assets:
Deferred taxes (a)	$22,252	$18,786
Other recoverable costs (b)	4,312	6,165
Total regulatory assets	$26,564	$24,951
Regulatory liabilities:
Deferred taxes (a)	$10,920	$11,318
On-going post-retirement benefits other than pension (c)	10,132	7,724
Other reimbursable costs	(328)	860
Total regulatory liabilities	$20,724	$19,902

(a)
The regulatory asset from deferred taxes is primarily related to a historical deferred income tax position and taxes on the equity component of AFUDC. The regulatory liability from deferred taxes relates to the revaluation of a historical difference between the regulatory and tax bases of regulated property, plant and equipment. Equitrans, L.P. expects to recover the amortization of the deferred tax positions ratably over the depreciable lives of the underlying assets. Equitrans, L.P. expects to recover the taxes on the equity component of AFUDC through future rates over the depreciable lives of the underlying long-lived assets.

(b)	The regulatory asset from other recoverable costs is primarily related to the costs associated with the Retirement Plan (defined below).

(c)
Equitrans, L.P. defers expenses for on-going post-retirement benefits other than pensions, which are subject to recovery in approved rates. The regulatory liability reflects lower cumulative actuarial expenses than the amounts recovered through rates.

The following tables present Equitrans, L.P.'s regulated operating revenues and operating expenses and property, plant and equipment included in the Company's statements of comprehensive income and consolidated balance sheets, respectively.

	Years Ended December 31,
	2018	2017	2016
	(Thousands)
Operating revenues	$393,911	$383,309	$343,978
Operating expenses	140,832	143,614	114,978

	December 31,
	2018	2017
	(Thousands)
Property, plant and equipment	$1,900,411	$1,787,656
Accumulated depreciation	(317,988)	(278,756)
Net property, plant and equipment	$1,582,423	$1,508,900
Revenue Recognition. See Note 3.
AFUDC. The Company capitalizes the carrying costs of financing the construction of certain long-lived, regulated assets. Such costs are amortized over the asset's estimated useful life and include interest costs (the debt component of AFUDC) and equity costs (the equity component of AFUDC). The debt component of AFUDC is recorded as a reduction to net interest expense on the statements of comprehensive income, and the equity component of AFUDC is recorded in other income on the statements of comprehensive income. The debt component of AFUDC for the years ended December 31, 2018, 2017 and 2016 was $1.0 million, $0.8 million and $2.4 million, respectively, and the equity component of AFUDC for the years ended December 31, 2018, 2017 and 2016 was $5.6 million, $5.1 million and $19.4 million, respectively.
Insurance. The Company purchases workers compensation, automobile liability and other casualty insurance. Workers compensation and automobile policies do not have a deductible or self-insured retention. The Company maintains a self-insured retention for general liability, environmental liability and other casualty lines. Under the terms of the Separation and Distribution Agreement, the Company is financially responsible for future payment of workers compensation claims incurred by EQT related to Equitrans Midstream employees prior to the Separation. The recorded reserves represent estimates of the ultimate cost of claims incurred as of the balance sheet date. The estimated liabilities are based on analysis of historical data and are not discounted. The liabilities are reviewed by management quarterly to ensure that they are appropriate. While the Company believes these estimates are reasonable based on the information available, financial results could be affected if actual trends, including the severity or frequency of claims, differ from estimates.
Share-Based Compensation. EQT transferred to the Company obligations related to share-based compensation awards in connection with the Separation. Outstanding awards were transferred based on a 0.80 conversion rate. Awards to employees are typically made in the form of performance-based awards, time-based restricted stock awards, time-based restricted unit awards and stock options. Awards to non-employee directors are typically made in the form of phantom unit awards (Equitrans Midstream phantom units) that vest upon grant. See Note 9. As of December 31, 2018, the Company had $42.1 million of accrued incentive compensation, which was included in accrued liabilities on the consolidated balance sheets.
Pension and Other Post-Retirement Benefit Plans. In 2014, EQT terminated the EQT Corporation Retirement Plan for Employees (the Retirement Plan), a defined benefit pension plan. Prior to its termination, the retirees of Equitrans, L.P. participated in the Retirement Plan. On March 2, 2016, the Internal Revenue Service (IRS) issued a favorable determination letter for the termination of the Retirement Plan. On June 28, 2016, EQT purchased annuities from, and transferred the Retirement Plan assets and liabilities to, American General Life Insurance Company. In the third quarter of 2016, the Company reimbursed EQT for its proportionate share of the funding related to the retirees of Equitrans, L.P. The settlement charge is expected to be recoverable in FERC-approved rates and, thus, was recorded as a regulatory asset that will be amortized for rate recovery purposes over a period of 16 years. Upon Separation, EQT transferred to the Company the post-retirement benefits liability and accumulated other comprehensive income balance associated with the Retirement Plan. The Company recognizes expense for on-going post-retirement benefits other than pension, a portion of which is subject to recovery in the approved rates of Equitrans, L.P.'s rate-regulated business. See Note 14.
The Company presents the associated pension and other post-retirement benefits liability adjustment, net of tax, as a reclassification from accumulated other comprehensive income on the statements of consolidated comprehensive income and consolidated equity and on the consolidated balance sheets. The accumulated other comprehensive income reclassification relates to the net actuarial loss and net prior service costs related to the Company's Retirement Plan.
Income Taxes. Beginning on the Separation Date and forward, the provision for income taxes was determined using the asset and liability approach of accounting for income taxes. Under this approach, the provision for income taxes represents income taxes paid or payable (or received or receivable) for the current year plus the change in deferred taxes during the year. In all periods prior to the Separation Date, the Company's operations were included in the income tax filings of EQT. The provision for income taxes in the Company's consolidated statements of comprehensive income was determined in the same manner described above, but on a separate return methodology as if the Company was a standalone taxpayer filing hypothetical income tax returns where applicable. Any additional accrued tax liability or refund arising as a result of this approach was assumed to be settled with EQT on the Separation Date as a component of parent net investment.
The Company's operations have historically been included in the income tax filings of EQT. The provision for income taxes reflected in the Company's statements of comprehensive income for periods prior to the Separation Date is based on a separate return methodology using the asset and liability approach of accounting for income taxes. Under this approach, the provision for income taxes represents income taxes paid or payable (or received or receivable) for the current year plus the change in deferred taxes during the year, which is calculated as if the Company was a standalone taxpayer filing hypothetical income tax returns where applicable. Any accrued current tax liability or refund arising from this approach was presented in accounts payable as an amount due to related party on the consolidated balance sheets and was settled with EQT as a component of parent's net investment on an annual basis.
Deferred taxes represent the future tax consequences of differences between the financial and tax bases of the Company's assets and liabilities. Deferred tax balances are adjusted for changes in tax rates and tax laws when enacted. Deferred tax assets are reflected on the consolidated balance sheets for net operating losses, credits or other attributes transferred to or generated by the Company. Any difference between the attributes transferred to the Company and the attributes generated on a separate return basis were adjusted as a component of parent net investment. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not (greater than 50%) that a tax benefit will not be realized. In evaluating the need for a valuation allowance, management considers all potential sources of taxable income, including income available in carry-back periods, future reversals of taxable temporary differences, projections of taxable income and income from tax planning strategies, as well as all available positive and negative evidence. Positive evidence includes factors such as a history of profitable operations, projections of future profitability within the carry-forward period, including from tax planning strategies, and experience. No significant negative evidence has been noted.
Deferred tax assets for which no valuation allowance is recorded may not be realized and changes in facts and circumstances may result in the establishment of a valuation allowance. Existing valuation allowances are re-examined under the same standards of positive and negative evidence that apply to valuation allowance establishment. If it is determined that it is more likely than not that a deferred tax asset for which a valuation is recorded will be realized, all or a portion of the valuation allowance may be released. Deferred tax assets and liabilities are also re-measured to reflect changes in underlying tax rates from law changes.
Tax benefits related to uncertain tax positions taken or expected to be taken on a tax return are recorded when such benefits meet a more likely than not threshold; otherwise, the tax benefit is recorded when the tax position has been effectively settled, either because the statute of limitations has expired or the appropriate taxing authority has completed its examination. Interest and penalties related to uncertain tax positions are recognized as part of the provision for income taxes and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law until such time that the related tax benefits are recognized. The Company has not identified any uncertain tax positions as of December 31, 2018, 2017 and 2016. See Note 11.
Noncontrolling Interests. For the years ended December 31, 2018, 2017 and 2016, the Company's noncontrolling interests comprised third-party ownership interests in EQGP and EQM. For the period from November 13, 2017 through December 31, 2017 and the periods in 2018 prior to the Company's acquisition of their remaining respective noncontrolling interests as discussed herein, the Company's noncontrolling interests also included the third-party ownership interests in RMP and Gulfport Midstream's 25% ownership interest in Strike Force Midstream. Noncontrolling interests are presented as a component of equity on the consolidated balance sheets. Net income attributable to noncontrolling interests represents income allocated to third-party investors.
Statement of Cash Flow Supplementary Information
The following summarizes cash paid during the period for interest, net of amount capitalized and non-cash activity included on the consolidated statements of cash flow.

	Years Ended December 31,
	2018	2017	2016
	(Thousands)
Cash paid during the period for:
Interest, net of amount capitalized	$54,089	$43,797	$13,902

Non-cash activity during the period for:
Acquisition of Rice Midstream Holdings LLC	$—	$3,846,240	$—
Settlement of separation and other transaction costs with EQT	133,286	—	—
Net settlement of current income taxes payable with EQT	54,033	115,819	536,871
Elimination of net current and deferred tax liabilities	—	—	1,945
Separation-related adjustments	228,357	—	—
Revision to estimated asset retirement obligations	1,928	—	—
Earnings Per Share (EPS). Basic EPS is computed by dividing net income attributable to Equitrans Midstream by the weighted average number of shares of Equitrans Midstream common stock outstanding during the period without considering any dilutive items. Diluted EPS is computed by dividing net income attributable to Equitrans Midstream by the weighted average number of shares of Equitrans Midstream common stock and potentially dilutive securities, net of shares assumed to be repurchased using the treasury stock method. Purchases of treasury stock are calculated using the average share price of Equitrans Midstream common stock during the period. Potentially dilutive securities arise from the assumed conversion of outstanding stock options and other share-based awards. For the years ended December 31, 2018 and 2016, the Company's computation of EPS included potentially dilutive securities related to stock options and awards of 601,622. For the year ended December 31, 2017, because the Company generated a net loss, the Company's computation of EPS excluded potentially dilutive securities; as such, basic and diluted weighted average common stock outstanding were the same for the year ended December 31, 2017. See Note 9 for information on the Company's stock options and awards.
The Company grants Equitrans Midstream phantom units to certain non-employee directors that will be paid in Equitrans Midstream common stock upon the director's termination of service on the Company's Board of Directors (the Board). As there are no remaining service, performance or market conditions related to these awards, 161,696 Equitrans Midstream phantom units were included in the computation of basic and diluted weighted average common shares outstanding for the years ended December 31, 2018, 2017 and 2016. See Note 9 for information on Equitrans Midstream phantom units.
For periods prior to the Separation Date, EPS shown on the statements of consolidated comprehensive income and in Note 15 was calculated based on the shares of Equitrans Midstream common stock distributed in connection with the Separation and Distribution and is considered pro forma in nature. Prior to the Separation Date, the Company did not have any issued or outstanding common stock (other than shares owned by EQT).
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The standard requires entities to recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration the entity expects in exchange for those goods or services. The Company adopted this standard on January 1, 2018 using the modified retrospective method of adoption. Adoption of the standard did not require an adjustment to the opening balance of equity. The Company has implemented processes and controls to review new contracts for appropriate accounting treatment in the context of the standard and to generate disclosures required under the standard. For the disclosures required by the standard, see Note 3.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The standard primarily affects the accounting for equity investments, the accounting for financial liabilities measured under the fair value option and the presentation and disclosure of financial instruments and eliminates the cost method of accounting for equity investments. The Company adopted this standard in the first quarter of 2018 with no significant effect on its financial statements or related disclosures.
In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard requires entities to record assets and obligations for contracts currently recognized as operating leases. In July 2018, the FASB targeted improvements to ASU 2016-02 through its issuance of ASU No. 2018-11. This update provides entities with an optional transition method, which permits an entity to initially apply the standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The standard also allows for election of transition practical expedients. The Company adopted the standards on January 1, 2019 using the optional transition method of adoption. Adoption of the standards did not require an adjustment to the opening balance of equity.
For leases with commencement dates prior to the effective date, the Company elected to apply the package of practical expedients that state (i) an entity need not reassess whether any expired or existing contracts are or contain leases, (ii) an entity need not reassess the lease classification for any expired or existing leases, and (iii) an entity need not reassess initial direct costs for any existing leases. The Company elected not to use hindsight in determining the lease term. Additionally, the Company elected not to assess whether existing or expired land easements that were not previously accounted for as leases under Topic 840 are or contain a lease under Topic 840.
The quantitative impacts of the standards are dependent on the leases in force at the time of reporting. As a result, the evaluation of the effect of the standards on the results of operations and liquidity will extend over future periods. However, the Company does not expect the standards to have a significant effect on its results of operations or liquidity in 2019. On January 1, 2019, the Company recognized a right-of-use asset and corresponding lease liability of approximately $50 million on its consolidated balance sheet related to its facilities and compressor operating leases. The Company has no capital leases.
Additional disclosures will be required to describe the nature, maturity and amount of the Company's lease liabilities, including the significant assumptions and judgments required to value its lease liabilities, and the accounting policy elections taken. The Company is using a lease accounting system to document its current population of contracts classified as leases, which will be updated as the Company's lease population changes. The Company is implementing processes and controls to review new lease contracts for appropriate accounting treatment in the context of the standards and to generate disclosures required under the standards, which the Company expects to disclose in its Quarterly Report on Form 10-Q for the first quarter of 2019.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. The standard amends guidance on reporting credit losses on assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, this standard eliminates the probable initial recognition threshold and, in its place, requires entities to recognize the current estimate of all expected credit losses. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables and any other financial assets not excluded from the scope of the standard that have the contractual right to receive cash. The standard will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. The Company is currently evaluating the effect this standard will have on its financial statements and related disclosures.
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
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test of Goodwill Impairment. The standard simplifies the quantitative goodwill impairment test requirements by eliminating the requirement to calculate the implied fair value of goodwill. Instead, an entity would record an impairment charge based on the excess of a reporting unit's carrying value over its fair value. The Company adopted this standard in the first quarter of 2018 with no significant effect on its financial statements or related disclosures.
In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation: Scope of Modification Accounting. The standard provides guidance on evaluating whether a change to the terms or conditions of a share-based award requires modification accounting. The Company adopted the standard in the first quarter of 2018 with no significant effect on its financial statements or related disclosures. The standard will be applied prospectively to awards modified on or after the adoption date.
In February 2018, the FASB issued ASU 2018-02, Income Statement, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Reform Legislation (described in Note 11) and will improve the usefulness of information reported to financial statement users. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company plans to adopt this standard in 2019 but does not expect the adoption of this standard to have a material effect on its financial statements and related disclosures.
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
In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other: Internal-Use Software, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company early-adopted the standard using the prospective method of adoption on January 1, 2019. The Company does not expect the adoption of this standard to have a significant effect on its results of operations, liquidity or financial position in 2019. Additional disclosures will be required to describe the nature of the Company's hosting arrangements that are service contracts and to report the capitalized implementation costs as a separate major class of depreciable assets.

2.	Rice Energy Merger
As discussed in Note 1, on November 13, 2017, EQT completed the Rice Merger. EQT recorded the Rice Merger as a business combination using the acquisition method of accounting and performed a preliminary valuation of the fair value of Rice Midstream Holdings' assets and liabilities as of the Rice Merger Date.
The fair value of Rice Midstream Holdings' current assets and current liabilities were assumed to approximate their carrying values; as such, their fair values are Level 1 fair value measurements. The estimated fair value of long-lived property, plant and equipment were determined using estimated replacement cost, as adjusted by a usage obsolescence factor. As inputs used in the property, plant and equipment valuation are not observable, the assets' fair values are Level 3 fair value measurements. The fair value of the identified intangible asset was measured using an income approach model that discounts estimated future cash flows using a market-based weighted average cost of capital discount rate. As inputs used in the valuation are not observable, the intangible asset's fair value is a Level 3 fair value measurement.
The acquired noncontrolling interest consisted of the third-party ownership interests in RMP and Strike Force Midstream as of the Rice Merger Date. The noncontrolling interest in RMP was calculated using RMP's common unit market price as of the Rice Merger Date. As RMP's common units were actively traded on the New York Stock Exchange, the fair value of the RMP noncontrolling interest is a Level 1 fair value measurement. The noncontrolling interest in Strike Force Midstream was calculated based on the enterprise value of Strike Force Midstream and the ownership percentage not acquired by EQT. As inputs used in the valuation are not observable, the noncontrolling interest's fair value is a Level 3 fair value measurement.
See Note 1 for a discussion on fair value measurements.
On the Rice Merger Date, Rice Midstream Holdings recorded goodwill of $1,384.9 million to two reporting units within the Gathering segment. In connection with the Separation, EQT transferred to the Company a deferred tax liability assumed in the Rice Merger and a corresponding increase to goodwill of $137.0 million. During the fourth quarter of 2018, the Rice Merger purchase price accounting was finalized and, as a result, the Company recorded a reduction of $20.7 million to goodwill and a corresponding increase of $0.9 million to accounts payable and decrease of $21.6 million to deferred tax liability.
The following table summarizes the final purchase price allocation of the fair value of the assets and liabilities of Rice Midstream Holdings as of the Rice Merger Date. These values were recorded by Rice Midstream Holdings through pushdown accounting from EQT.

Rice Merger
Purchase Price Allocation
and Goodwill
(Thousands)
Enterprise value (a)	$3,846,240
Fair value of assets acquired and liabilities assumed:
Current assets	141,410
Property, plant and equipment	2,265,924
Intangible assets	623,200
Other assets	118
Current liabilities	(107,101)
RMP Credit Facility	(266,000)
Due to EQT (b)	(187,742)
Deferred income taxes	(115,456)
Other long-term liabilities	(9,323)
Total fair value of assets acquired and liabilities assumed	2,345,030
Goodwill (c)	1,501,210
Impairment of goodwill (d)	261,941
Goodwill as of December 31, 2018	$1,239,269

(a)	Includes the fair value of noncontrolling interests assumed of $1.5 billion and $0.2 billion for RMP and Strike Force Midstream, respectively.

(b)
At the time of the Rice Merger, EQT repaid $187.5 million of outstanding principal and $0.2 million in accrued interest under Rice Midstream Holdings' revolving credit facility. Following repayment, EQT terminated the Rice Midstream Holdings revolving credit facility agreement. As of December 31, 2017, the $187.7 million is included in accounts payable on the Company's consolidated balance sheet. The Company reimbursed EQT for this amount in 2018.

(c)	Reflected the value of perceived growth opportunities, synergies and operating leverage anticipated through the acquisition and ownership of the acquired gathering assets as of November 13, 2017.

(d)	See Note 1 for discussion of the Company's evaluation and recognition of the impairment of goodwill for the year ended December 31, 2018.
The Company has unamortized carryover tax basis of $387.1 million of tax-deductible goodwill related to the Rice Merger.

Post-Acquisition Operating Results
Subsequent to the completion of the Rice Merger, Rice Midstream Holdings contributed the following to the Company's consolidated operating results for the period from November 13, 2017 through December 31, 2017.

November 13, 2017
through
December 31, 2017
(Thousands)
Operating revenues	$14,881
Operating income attributable to Equitrans Midstream	69,036
Net income attributable to noncontrolling interests	16,644
Net income attributable to Equitrans Midstream	21,814
Unaudited Pro Forma Information
The following unaudited pro forma financial information presents the Company's results as though the Rice Merger had been completed at January 1, 2016. The pro forma financial information has been included for comparative purposes and is not necessarily indicative of the results that might have actually occurred had the Rice Merger taken place on January 1, 2016; furthermore, the financial information is not intended to be a projection of future results.

	Years Ended December 31,
	2017	2016
	(Thousands)
Pro forma operating revenues	$1,264,704	$997,829
Pro forma net income	549,567	440,735
Pro forma net income attributable to noncontrolling interests	445,576	376,284
Pro forma net income attributable to Equitrans Midstream	103,991	64,451

3.	Revenue from Contracts with Customers
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
For the years ended December 31, 2018, 2017 and 2016, all revenues recognized on the Company's statements of comprehensive income are from contracts with customers. As of December 31, 2018 and 2017, all receivables recorded on the Company's consolidated balance sheets represent performance obligations that have been satisfied and for which an unconditional right to consideration exists.
Gathering, Transmission and Storage Service Contracts
The Company provides gathering, transmission and storage services in two manners: firm service and interruptible service. Firm service is provided under firm contracts, which are contracts for gathering, transmission or storage services that generally obligate the customer to pay a fixed, monthly charge to reserve an agreed upon amount of pipeline or storage capacity regardless of the capacity used by the customer during each month. Volumetric-based fees can also be charged under firm contracts for each firm volume transported, gathered or stored as well as for volumes transported, gathered or stored in excess of the firm contracted volume. Interruptible service contracts include volumetric-based fees, which are charges for the volume of gas gathered, transported or stored and generally do not guarantee access to the pipeline or storage facility. These contracts can be short- or long-term. Firm and interruptible contracts are billed at the end of each calendar month, with payment typically due within 21 days.
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
Certain of the Company's gas gathering agreements are structured with minimum volume commitments (MVCs), which specify minimum quantities for which a customer will be charged regardless of quantities gathered under the contract. Revenue is recognized for MVCs when the performance obligation has been met, which is the earlier of when the gas is gathered or when it is remote that the producer will be able to meet its MVC.
Water Service Contracts
Water service revenues represent fees charged by the Company for the delivery of fresh water to a customer at a specified delivery point and for the collection and recycling or disposal of flowback and produced water. All of the Company's water service revenues are generated under variable price per volume contracts. For fresh water service contracts, the only performance obligation in each contract is for the Company to provide water (usually a minimum daily volume of water) to the customer at a designated delivery point. For flowback and produced water, the performance obligation is collection and disposition of the water, which typically occur within the same day. Water service contracts are billed on a monthly basis, with payment typically due within 21 days.
Summary of Disaggregated Revenues
The tables below provide disaggregated revenue information by business segment.

	Year Ended December 31, 2018
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues	$447,360	$356,725	$—	$804,085
Volumetric-based fee revenues	549,710	30,076	—	579,786
Water service revenues	—	—	111,227	111,227
Total operating revenues	$997,070	$386,801	$111,227	$1,495,098

	Year Ended December 31, 2017
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues	$407,355	$348,193	$—	$755,548
Volumetric-based fee revenues	102,612	23,793	—	126,405
Water service revenues	—	—	13,605	13,605
Total operating revenues	$509,967	$371,986	$13,605	$895,558

	Year Ended December 31, 2016
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues	$339,237	$277,816	$—	$617,053
Volumetric-based fee revenues	58,257	56,962	—	115,219
Water service revenues	—	—	—	—
Total operating revenues	$397,494	$334,778	$—	$732,272

Summary of Remaining Performance Obligations
The following table summarizes the transaction price allocated to the Company's remaining performance obligations under all contracts with firm reservation fees and MVCs as of December 31, 2018.

	2019	2020	2021	2022	2023	Thereafter	Total
	(Thousands)
Gathering firm reservation fees	$476,709	$552,636	$562,635	$562,635	$562,635	$2,273,123	$4,990,373
Gathering revenues supported by MVCs	65,700	71,370	71,175	71,175	71,175	65,700	416,295
Transmission firm reservation fees	351,028	343,984	340,218	335,137	295,243	2,178,736	3,844,346
Total	$893,437	$967,990	$974,028	$968,947	$929,053	$4,517,559	$9,251,014
Based on total projected contractual revenues, including projected contractual revenues from future capacity expected from expansion projects that are not yet fully constructed for which the Company has executed firm contracts, the Company's firm gathering contracts and firm transmission and storage contracts had weighted average remaining terms of approximately 11 years and 15 years, respectively, as of December 31, 2018.
4.    Equity
In connection with the Distribution described in Note 1, and based on the 254,586,700 shares of outstanding common stock of EQT (EQT common stock) as of the record date for the Distribution, the Company issued 254,268,864 shares of Equitrans Midstream common stock. As of December 31, 2018, there were 254,270,971 shares of Equitrans Midstream common stock outstanding, of which EQT owned 50,599,503.
On February 5, 2019, the Board declared a cash dividend for the fourth quarter of 2018 of $0.41 per share payable on February 27, 2019 to shareholders of record at the close of business on February 15, 2019.
Rights Agreement
On November 13, 2018, the Board of Directors of Equitrans Midstream (the Board) declared a dividend of one preferred share purchase right (Right) for each outstanding share of Equitrans Midstream common stock and adopted a shareholder rights plan as set forth in the rights agreement (the Rights Agreement), dated as of November 13, 2018, by and between Equitrans Midstream and American Stock Transfer & Trust Company, LLC, as rights agent. The dividend was paid on November 23, 2018 to Equitrans Midstream shareholders of record as of the close of business on November 23, 2018.
The Rights Agreement imposes a significant penalty upon any person or group that acquires 10% (or 15% in the case of a 13G Investor, as defined in the Rights Agreement, or 20% in the case of EQT and a single permitted transferee of the Retained Interest) or more of the outstanding shares of Equitrans Midstream common stock without the approval of the Board. The Rights Agreement will expire on March 31, 2019, unless earlier redeemed by the Company.
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

5.    Financial Information by Business Segment
The Company reports its operations in three segments that reflect its three lines of business of Gathering, Transmission and Water. Refer to Note 1 for discussion on business segments.
The financial statements include expense allocations for certain corporate functions historically performed by EQT. The financial statements may not include all expenses that would have been incurred had the Company existed as a standalone, publicly traded corporation for the entirety of the periods presented.

	Years Ended December 31,
	2018	2017	2016
	(Thousands)
Revenues from external customers (including related parties):
Gathering	$997,070	$509,967	$397,494
Transmission	386,801	371,986	334,778
Water	111,227	13,605	—
Total operating revenues	$1,495,098	$895,558	$732,272
Operating income (loss):
Gathering (a)	$423,407	$369,093	$289,643
Transmission	265,579	247,467	238,213
Water	37,667	4,145	—
Other (b)	(83,569)	(77,655)	(62,790)
Total operating income	$643,084	$543,050	$465,066

Reconciliation of operating income to net income:
Equity income (c)	61,778	22,171	9,898
Other income	5,011	4,439	27,113
Net interest expense	115,454	34,801	16,761
Income tax expense	83,142	212,402	98,243
Net income	$511,277	$322,457	$387,073

(a)	Impairment of goodwill of $261.9 million was included in Gathering's operating income for 2018. See Note 1.

(b)	Other operating loss includes selling, general and administrative expense, separation and other transaction costs and depreciation that are not allocated to the business segments.

(c)	Equity income is included in the Transmission segment.

	December 31,
	2018	2017
	(Thousands)
Segment assets:
Gathering	$6,011,654	$5,656,094
Transmission (a)	3,066,659	1,947,566
Water	237,602	208,273
Total operating segments	9,315,915	7,811,933
Headquarters, including cash	1,207,920	516,863
Total assets	$10,523,835	$8,328,796

(a)	The equity investment in the MVP Joint Venture is included in the Transmission segment.

	Years Ended December 31,
	2018	2017	2016
	(Thousands)
Depreciation:
Gathering	$98,678	$44,957	$30,422
Transmission	49,723	58,689	32,269
Water	23,513	3,515	—
Other (a)	3,907	(10,487)	—
Total	$175,821	$96,674	$62,691
Expenditures for segment assets:
Gathering	$717,251	$254,522	$295,315
Transmission	114,450	111,102	292,049
Water	23,537	6,233	—
Other	29,336	—	—
Total (b)	$884,574	$371,857	$587,364

(a)
Depreciation within the Transmission segment for the year ended December 31, 2017 includes a non-cash charge of $10.5 million related to the revaluation of differences between the regulatory and tax bases in Equitrans, L.P.'s regulated property, plant and equipment. For purposes of the Company's consolidated reporting, the $10.5 million is reported in income tax expense with a corresponding reduction to depreciation.

(b)
The Company accrues capital expenditures when the capital work has been completed but the associated bills have not been paid. Accrued capital expenditures are excluded from the statements of consolidated cash flows until they are paid. Accrued capital expenditures were approximately $109.3 million, $90.7 million, $26.7 million and $24.1 million at December 31, 2018, 2017, 2016 and 2015, respectively. At the Rice Merger Date, the Company assumed $72.3 million of Rice Midstream Holdings accrued capital expenditures.

6.	Investments in Consolidated, Non-Wholly-Owned Entities
Investment in EQGP
RMP IDR Transaction. On May 22, 2018, pursuant to an IDR purchase and sale agreement dated April 25, 2018, by and among EQT, RMGP and EQGP, EQGP acquired from RMGP all of the issued and outstanding IDRs in RMP in exchange for 36,293,766 common units representing limited partner interests in EQGP (EQGP common units) (the RMP IDR Transaction).
EQGP Unit Purchases. On November 29, 2018, the Company entered into written agreements (the Unit Purchase Agreements) with (i) funds managed by Neuberger Berman Investment Adviser LP, pursuant to which the Company acquired 5,842,704 EQGP common units for $20.00 per EQGP common unit (the Purchase Price), (ii) funds managed by Goldman Sachs Asset Management, L.P., pursuant to which the Company acquired 1,865,020 EQGP common units for the Purchase Price, (iii) funds managed by Cushing Asset Management, LP, pursuant to which the Company acquired 920,130 EQGP common units for the Purchase Price, (iv) funds managed by Kayne Anderson Capital Advisors, L.P., pursuant to which the Company acquired 1,363,974 EQGP common units for the Purchase Price, and (v) ZP Energy Fund, L.P., pursuant to which the Company acquired 5,372,593 EQGP common units for the Purchase Price (collectively, the EQGP Unit Purchases).
On December 31, 2018, the Company closed on the acquisition of an aggregate 14,560,281 EQGP common units pursuant to the Unit Purchase Agreements (the Initial Unit Purchase Closing) for an aggregate purchase price of $291.2 million. The Initial Unit Purchases Closing resulted in a reduction of additional paid-in capital of $46.8 million and a decrease in noncontrolling interest in consolidated subsidiaries of $244.4 million for the year ended December 31, 2018.
As of December 31, 2018, following the Initial Unit Purchase Closing, the Company owned 290,569,047 EQGP common units, representing an approximate 96.1% limited partner interest in EQGP, and the entire non-economic general partner interest in EQGP.
Following the Initial Unit Purchase Closing, the Company exercised a limited call right (the Limited Call Right) provided for in Section 15.1(a) of the Second Amended and Restated Agreement of Limited Partnership of EQGP, dated as of October 12, 2018. In January 2019, the Company closed on the acquisition of the remaining EQGP common units not owned by the Company pursuant to the Unit Purchase Agreements and the Limited Call Right. See Note 17.

Investment in EQM
Public Offerings of EQM Common Units. During the third quarter of 2015, EQM entered into an equity distribution agreement that established an ATM common unit offering program, pursuant to which a group of managers acting as EQM's sales agents could sell EQM common units having an aggregate offering price of up to $750 million (the $750 Million ATM Program). During the year ended December 31, 2016, EQM issued 2,949,309 EQM common units under the $750 Million ATM Program at an average price per unit of $74.42. EQM received proceeds from the issuances of $217.1 million, net of underwriters' discount and other offering expenses of $2.4 million, which included commissions of approximately $2.2 million. The $750 Million ATM Program expired in the third quarter of 2018. EQM had no public offerings of its common units during the years ended December 31, 2018 and 2017.
Issuances as Drop-Down Transaction and EQM-RMP Mergers Consideration. As described in Note 1, the Drop-Down Transaction was completed effective May 1, 2018. As part of the consideration for the Drop-Down Transaction, EQM issued 5,889,282 EQM common units to a wholly-owned subsidiary of the Company.
On July 23, 2018, in connection with the EQM-RMP Mergers discussed in Note 1, the 102,323,796 RMP common units then issued and outstanding converted into 33,963,753 EQM common units based on the exchange ratio of 0.3319, the 36,220 outstanding RMP phantom units fully vested and converted into 12,024 EQM common units based on the exchange ratio of 0.3319, less applicable tax withholding, and the issued and outstanding IDRs in RMP were canceled. Of the RMP common units issued and outstanding at the time of the EQM-RMP Mergers, the Company owned 28,757,246 RMP common units, which converted into 9,544,530 EQM common units.
As of December 31, 2018, EQGP owned 21,811,643 EQM common units, representing an approximate 17.9% limited partner interest, 1,443,015 EQM general partner units, representing a 1.2% general partner interest, and all of the IDRs in EQM, which entitled EQGP to receive 48.0% of all incremental cash distributions in a quarter after $0.5250 has been distributed to each EQM common and general partner unitholder in that quarter. In addition, as of December 31, 2018, the Company owned 15,433,812 EQM common units, representing an approximate 12.7% limited partner interest in EQM.
See Note 17 for discussion on the EQM IDR Transaction.
EQM Cash Distribution. On January 16, 2019, the Board of Directors of the EQM General Partner declared a cash distribution to EQM's unitholders for the fourth quarter of 2018 of $1.13 per EQM common unit or $211.3 million. On February 13, 2019, EQM paid the cash distribution to its unitholders of record at the close of business on February 1, 2019. Cash distributions paid by EQM to the Company were $117.3 million, consisting of $42.1 million with respect to the Company's limited partner interest in EQM, $2.5 million with respect to the Company's general partner interest in EQM and $72.7 million with respect to the Company's IDRs in EQM.
Net Changes in Ownership of EQGP and EQM
As a result of equity transactions of EQGP and EQM, the Company is required to adjust noncontrolling interest and parent net investment. The following table summarizes the net changes in the Company's parent net investment from changes in the Company's ownership interests in EQGP or EQM for the year ended December 31, 2018. EQGP and EQM had no equity transactions in 2017, and, as such, there were no changes in the Company's net ownership of EQGP or EQM. During the year ended December 31, 2016, as a result of EQM common units issued under the $750 Million ATM Program and through vestings of long-term incentive plan awards, the Company recorded a gain to parent net investment of approximately $24 million, an increase to deferred tax liability of approximately $16 million and a decrease in noncontrolling interest in consolidated subsidiaries of approximately $40 million.

Year Ended December 31, 2018
(Millions)
Net changes in parent net investment
Drop-Down Transaction	$16
RMP IDR Transaction	(35)
EQM-RMP Mergers	(140)
Net decrease in parent net investment	(159)
Net decrease in deferred tax liability	56
Net increase in noncontrolling interest in consolidated subsidiaries	$215
In addition, as discussed above, the EQGP Unit Purchases increased the Company's ownership in EQGP.

7.	Investments in Unconsolidated Entity
In 2015, EQM assumed EQT's interest in MVP Holdco, LLC (MVP Holdco), an indirect, wholly-owned subsidiary of EQM, which holds the Company's interest in the Mountain Valley Pipeline (the MVP). In January 2016, EQM sold an 8.5% ownership interest in the MVP. The sales of interests in the MVP were for consideration that represented the proportional amount of capital contributions made to the joint venture as of the transaction date.
As of December 31, 2018, EQM is the operator of the MVP and owned a 45.5% interest in the MVP. The MVP Joint Venture is constructing the MVP, an estimated 300-mile natural gas interstate pipeline that will span from northern West Virginia to southern Virginia. The MVP Joint Venture is a variable interest entity because it has insufficient equity to finance its activities during the construction stage of the project. The Company, through EQM, is not the primary beneficiary of the MVP Joint Venture because the Company does not have the power to direct the activities that most significantly affect the MVP Joint Venture's economic performance. Certain business decisions require a greater than 66 2/3% ownership interest approval, and no one member owns more than a 66 2/3% interest.
In April 2018, the MVP Joint Venture announced the MVP Southgate project, a proposed 70-mile interstate pipeline that will extend from the MVP at Pittsylvania County, Virginia to new delivery points in Rockingham and Alamance Counties, North Carolina. In the fourth quarter of 2018, EQM assumed a portion of Con Edison's ownership interest and purchased a portion of PSNC Energy's ownership interest in the MVP Southgate project for $11.3 million. As a result of these transactions, EQM's ownership interest increased from 32.7% to 47.2%. As of December 31, 2018, EQM was the operator of the MVP Southgate pipeline and owned a 47.2% ownership interest in the MVP Southgate project. The MVP Joint Venture submitted the MVP Southgate certificate application to the FERC in November 2018. Subject to approval by the FERC, the MVP Southgate project has a targeted in-service date of the fourth quarter 2020.
In November 2018, the MVP Joint Venture issued a capital call notice for the funding of the MVP to MVP Holdco for $167.4 million, of which $143.0 million was paid in January 2019 and $24.4 million is expected to be paid in March 2019. In addition, in December 2018, the MVP Joint Venture issued a capital call notice for the funding of the MVP Southgate project to MVP Holdco for $1.8 million, all of which is expected to be paid in March 2019. The capital contribution payable and the corresponding increase to the investment balance are reflected on the consolidated balance sheet as of December 31, 2018.
The interests in MVP and MVP Southgate are equity method investments for accounting purposes because EQM has the ability to exercise significant influence over the MVP Joint Venture's operating and financial policies. Accordingly, EQM records adjustments to the investment balance for contributions to or distributions from the MVP Joint Venture and for EQM's pro rata share of MVP Joint Venture earnings.
Equity income, which is primarily related to EQM's pro rata share of the MVP Joint Venture's AFUDC on the construction of the MVP, is reported in equity income in the Company's statements of comprehensive income.
Pursuant to the MVP Joint Venture's limited liability company agreement, EQM is obligated to issue a performance guarantee in favor of the MVP Joint Venture to provide performance assurances of MVP Holdco's obligations to fund its proportionate share of the construction budget for the MVP project. As of December 31, 2018, the Company's maximum financial statement exposure related to the MVP Joint Venture was approximately $1.7 billion, which consisted of the investment in unconsolidated entity balance on the consolidated balance sheet as of December 31, 2018 and amounts that could have become due under EQM's performance guarantees as of that date.
In January 2019, EQM issued a performance guarantee in an amount equal to 33% of EQM's proportionate share of the construction budget for the MVP project, which was $261 million at the time of issuance. The amount of the performance guarantee will decrease based on the capital contributions made by MVP Holdco to the MVP Joint Venture.
In addition, in February 2019, EQM issued a performance guarantee of $14 million in favor of the MVP Joint Venture for the MVP Southgate project. Upon the FERC's initial release to begin construction of the MVP Southgate project, EQM's current MVP Southgate performance guarantee will be terminated, and EQM will be obligated to issue a new guarantee in an amount equal to 33% of EQM's proportionate share of the remaining capital obligations for the MVP Southgate project.

The following tables summarize the audited financial statements of the MVP Joint Venture.
Consolidated Balance Sheets

	December 31,
	2018	2017
	(Thousands)
Current assets	$687,657	$330,271
Noncurrent assets	3,223,220	747,728
Total assets	$3,910,877	$1,077,999

Current liabilities	$617,355	$65,811
Equity	3,293,522	1,012,188
Total liabilities and equity	$3,910,877	$1,077,999
Statements of Consolidated Operations

	Years Ended December 31,
	2018	2017	2016
	(Thousands)
AFUDC – equity	$91,056	$32,054	$16,315
Net interest income	44,786	16,674	5,206
Net income	$135,842	$48,728	$21,521

8.	Related Party Transactions
Related Party Transactions with EQT
EQT remains a related party following the Separation due to its ownership of the Retained Interest. In the ordinary course of business, the Company, through EQM, engaged, and continues to engage, in transactions with EQT and its affiliates, including, but not limited to, gathering agreements, transportation service and precedent agreements, storage agreements and water service agreements.
EQGP's, EQM's and RMP's Omnibus Agreements with EQT. Prior to the Separation and Distribution, EQGP, EQM and RMP each had an omnibus agreement with EQT. Pursuant to the omnibus agreements, EQT performed centralized corporate general and administrative services for EQGP, EQM and RMP and provided a license for EQGP's and EQM's use of the name "EQT" and related marks in connection with their businesses. EQGP, EQM and RMP reimbursed EQT for the expenses incurred by EQT in providing these services. EQM and RMP's omnibus agreement also provided for certain indemnification obligations between EQM and EQT.
On November 12, 2018, EQT terminated the EQGP, EQM and RMP omnibus agreements. Certain indemnification obligations of EQT, EQM and RMP remain in effect following the termination and have been memorialized pursuant to (i) the amended and restated omnibus agreement, dated November 13, 2018, among EQT, EQM and the EQM General Partner, and (ii) the second amended and restated omnibus agreement, dated November 13, 2018, among EQT, EQT RE, LLC, RM Partners LP (formerly known as Rice Midstream Partners LP), EQM Midstream Management LLC (formerly known as Rice Midstream Management LLC) and EQM Poseidon Midstream LLC (formerly known as Rice Poseidon Midstream LLC). The Company is generally responsible for the surviving obligations of EQT under the Separation and Distribution Agreement.
EQGP Working Capital Facility with EQT. See Note 10.
EQM 364-Day Facility. See Note 10.
Separation and Distribution Agreement. On November 12, 2018, the Company, EQT and EQT Production Company entered into the Separation and Distribution Agreement, pursuant to which, among other things, EQT effected the Separation. The Separation and Distribution Agreement provides for, among other things, indemnification obligations designed to make the Company financially responsible for substantially all liabilities that may exist relating to the Midstream Business, whether incurred prior to or after the Separation.

Transition Services Agreement. On November 12, 2018, in connection with the Separation and Distribution, the Company and EQT entered into a transition services agreement (the Transition Services Agreement). Pursuant to the Transition Services Agreement, each party agreed to provide certain services to the other on an interim, transitional basis, including services related to information technology, the administration of certain employee benefits and other corporate support services. The Company and EQT agreed to pay the other a fee for these services on a monthly basis. The Transition Services Agreement will terminate on the expiration of the term of the last service provided under it, which will generally be up to 12 months following the Distribution, subject to each party's right to terminate a service prior to the scheduled expiration date.
Tax Matters Agreement. On November 12, 2018, in connection with the Separation and Distribution, the Company and EQT entered into a tax matters agreement (the Tax Matters Agreement) that governs the parties' respective rights, responsibilities and obligations with respect to taxes (including taxes arising in the ordinary course of business and taxes, if any, incurred as a result of any failure of the Distribution and certain related transactions to qualify as generally tax-free for U.S. federal income tax purposes), tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and assistance and cooperation with respect to tax matters. In addition, the Tax Matters Agreement imposes certain restrictions on the Company and its subsidiaries, including restrictions on share issuances, business combinations, sales of assets and similar transactions, that are designed to preserve the tax-free status of the Distribution and certain related transactions.
The Tax Matters Agreement provides special rules that allocate tax liabilities in the event that the Distribution, together with certain related transactions, are not tax-free. In general, under the Tax Matters Agreement, each party is expected to be responsible for any taxes, whether imposed on the Company or EQT, that arise from (i) the failure of the Distribution, together with certain related transactions, to qualify for tax-free treatment, or (ii) if certain related transactions were to fail to qualify for their intended tax treatment, in each case, to the extent that the failure to qualify is attributable to actions, events or transactions relating to such party's respective stock, assets or business or a breach of the relevant representations or covenants made by that party in the Tax Matters Agreement.
Employee Matters Agreement. On November 12, 2018, in connection with the Separation and Distribution, the Company and EQT entered into an employee matters agreement (the Employee Matters Agreement). Pursuant to the Employee Matters Agreement, the Company and EQT allocated liabilities and responsibilities related to employment and compensation and benefits matters and generally agreed to the Company's assumption of liabilities associated with employees transferred from EQT to the Company in connection with the Separation and Distribution. The Company also agreed to establish certain retirement and welfare plans that mirrored similar plans in effect at EQT, and EQT and the Company agreed to the adjustment and replacement of equity compensation awards denominated in EQT common stock in part with awards denominated in Equitrans Midstream common stock.
Shareholder and Registration Rights Agreement. On November 12, 2018, in connection with the Separation and Distribution, the Company entered into a shareholder and registration rights agreement (the Registration Rights Agreement) with EQT, pursuant to which the Company agreed that, upon the request of EQT, the Company will use commercially reasonable efforts to effect the registration of the shares comprising the Retained Interest, and EQT agreed to vote any shares comprising the Retained Interest in proportion to the votes cast by the Company's other shareholders. EQT granted the Company a proxy to vote its shares comprising the Retained Interest in such proportion. The Registration Rights Agreement also includes provisions to facilitate the transferability of the Retained Interest.
Related Party Transactions with EQGP and EQM.
For the period from November 13, 2018 through December 31, 2018, EQM and EQGP reimbursed the Company for certain expenses related to corporate and general and administrative services provided by the Company pursuant to omnibus agreements between EQM and/or EQGP and the Company. These expenses may not necessarily reflect the actual expenses that EQM or EQGP would have incurred on a stand-alone basis. EQM and EQGP are unable to estimate what those costs would have been on a stand-alone basis. The omnibus agreement between EQGP and the Company was terminated on January 10, 2019. See Note 17.
On November 13, 2018, Equitrans Midstream entered into a working capital loan agreement with EQGP (the EQGP Working Capital Facility), through which the Company agreed to make interest-bearing loans available in an aggregate principal amount not to exceed $20 million outstanding at any one time. The EQGP Working Capital Facility was terminated on January 10, 2019. As of December 31, 2018, EQGP had approximately $1 million of borrowings outstanding under the EQGP Working Capital Facility, all of which was forgiven in connection with the termination of the EQGP Working Capital Facility. See note 17. During the period from November 13, 2018 through December 31, 2018, the maximum outstanding borrowing was $3.3 million, the average daily balance was approximately $0.9 million and the weighted average annual interest rate was 4.1%.

Summary of Related Party Transactions
The following table summarizes the Company's related party transactions.

	Years Ended December 31,
	2018	2017	2016
	(Thousands)
Operating revenues	$1,111,289	$665,939	$551,353
Operating and maintenance expense (a)	49,778	40,601	34,179
Selling, general and administrative expense (a)	85,081	75,610	70,387
Separation and other transaction costs (a) (b)	53,272	85,124	—
Equity income	61,778	22,171	9,898
Other income from the Preferred Interest	—	—	8,293
Interest income from the Preferred Interest	6,578	6,818	1,740
Net interest expense (b)	5	(2,120)	3
Net (payments on) proceeds from EQGP's working capital loan with EQT	(168)	84	18
Capital contributions to the MVP Joint Venture	(913,195)	(159,550)	(98,399)
Principal payments received on the Preferred Interest	4,406	4,166	1,024
Net (distributions to) contributions from EQT	(701,901)	(893,682)	740,797

(a)
Reimbursements to EQT may not necessarily reflect the actual expenses that the Company would have incurred on a standalone basis. The Company is unable to estimate what those expenses would be on a standalone basis.

(b)
For the years ended December 31, 2018 and 2017, separation and other transaction costs included charges related to the Rice Merger from EQT of $13.7 million and $85.1 million, respectively. In addition, in 2017, the Company recorded $2.9 million in interest expense related to EQT's financing of the Rice Merger that was allocated to the Company from EQT. The basis for allocation of both the Rice Merger transaction costs and interest expense was the relative fair value of Rice Midstream Holdings' net assets acquired by EQT and distributed to the Company in the Rice Merger. See Note 2.

For the year ended December 31, 2018, separation and transaction costs included charges related to the Drop-Down Transaction, the EQM-RMP Mergers and the Separation from EQT of $39.6 million. The basis for allocated separation costs was 50% of such costs incurred by EQT.
The following table summarizes the Company's related party receivables and payables.

	December 31,
	2018	2017
	(Thousands)
Accounts receivable – related parties	$175,869	$158,720
Investment in unconsolidated entity	1,510,289	460,546
Preferred Interest	114,720	119,127
Accounts payable – related parties	34,071	363,058
Capital contribution payable to the MVP Joint Venture	169,202	105,734

9.	Share-based Compensation Plans
Prior to the Separation, share-based compensation amounts in the accompanying financial statements included phantom stock awards issued to non-employee directors of the EQM General Partner and the EQGP General Partner. In accordance with the Employee Matters Agreement, previously outstanding share-based compensation awards granted under EQT's equity compensation programs prior to the Separation and held by certain executives and employees of the Company and EQT were adjusted to reflect the impact of the Separation on these awards. To preserve the aggregate intrinsic value of EQT awards held prior to the Separation, as measured immediately before and immediately after the Separation, except for EQT option awards (which were converted in accordance with the conversion provisions set forth in the Employee Matters Agreement) each holder of EQT share-based compensation awards generally received an adjusted award consisting of both a share-based compensation award denominated in EQT equity and a share-based compensation award denominated in Company equity. These awards were adjusted accordance with the basket method, resulting in participants retaining one unit of the existing EQT incentive award while receiving an additional 0.8 units of a Company-based award and include awards that will be share-settled and awards expected to be satisfied in cash, which are treated as liability awards. In connection with the Separation, EQT transferred to the Company certain obligations related to the EQT share-based compensation awards outstanding. Subject to certain exceptions, the terms of the underlying long-term incentive programs remain unchanged and are tied to EQT performance metrics and employees' vesting for all awards requires continuous service to their post-Separation employer through the vesting date of the respective awards.
The share-based compensation awards that were adjusted and assumed by the Company in connection with the Separation consist primarily of the following programs: Incentive Performance Share Unit Programs, Value Driver Award Programs, Restricted Stock, Restricted Stock Unit awards, deferred share equivalents and Non-Qualified Stock Option awards which are discussed below.
Non-employee members of the Board of Directors of the Company and the EQM General Partner receive phantom units in connection with their board service payable in the applicable entity's common equity upon the director's termination of services from the applicable board of directors.
The Company is required to recognize share-based compensation expense related to unvested awards held by its employees, no matter which entity settles the obligation. In accordance with the Employee Matters Agreement, the Company will be obligated to settle all outstanding share-based compensation awards denominated in the Company's equity, regardless of whether the holders are employees of the Company or EQT on the vesting date. Likewise, EQT will be obligated to settle all of its outstanding share-based compensation awards denominated in its equity, regardless of whether the holders are employees of the Company or EQT, at the vesting date regardless of whether the holders are employees of EQT or the Company. Changes in performance and the number of outstanding awards can impact the ultimate amount of these obligations. Share-based awards to be settled in Equitrans Midstream common stock upon settlement will be funded by shares acquired by the Company in the open market or from any other person, stock issued directly by the Company or any combination of the foregoing. Share counts for share-based compensation discussed herein represent outstanding shares to be remitted by the Company to its employees and employees of EQT pursuant to the Employee Matters Agreement.
The following table summarizes the components of share-based compensation expense for the year ended December 31, 2018.

Year Ended December 31, 2018
(Thousands)
2016 EQT Incentive Performance Share Unit Program	$956
2017 EQT Incentive Performance Share Unit Program	1,642
2018 EQT Incentive Performance Share Unit Program	906
2017 EQT Value Driver Performance Share Unit Award Program	255
2018 EQT Value Driver Performance Share Unit Award Program	2,890
Restricted stock awards	1,048
Non-qualified stock options	201
Other programs, including non-employee director awards	2,678
Total share-based compensation expense	$10,576
For the years ended December 31, 2017 and 2016, share-based compensation expense was wholly composed of non-employee director awards of $0.5 million and $0.4 million, respectively.
Incentive Performance Share Unit Programs – Equity & Liability
Portions of the following Incentive Performance Share Unit Programs were transferred to the Company at the Separation Date:

•	the 2016 EQT Incentive Performance Share Unit Program (2016 Incentive PSU Program);

•	the 2017 EQT Incentive Performance Share Unit Program (2017 Incentive PSU Program); and

•	the 2018 EQT Incentive Performance Share Unit Program (2018 Incentive PSU Program).
The 2016 Incentive PSU Program, the 2017 Incentive PSU Program and the 2018 Incentive PSU Program are collectively referred to as the Incentive PSU Programs. The 2016 Incentive PSU Program will vest in equity awards. The 2017 Incentive PSU Program and the 2018 Incentive PSU Program will vest in both equity and liability awards.

EQT reported that the Incentive PSU Programs were established to provide long-term incentive opportunities to key employees to further align their interests with those of EQT's shareholders and with the strategic objectives of EQT. The performance period for each of the awards under the Incentive PSU Programs is 36 months, with vesting occurring upon payment following the expiration of the performance period.
The Incentive PSU Program awards granted in 2016 and 2017 are earned based on the following:

•	the level of EQT total shareholder return relative to a predefined peer group; and

•	the cumulative EQT total sales volume growth, in each case, over the performance period.
For the year ended December 31, 2018, the Incentive PSU Program awards granted in 2018 will be earned based on the following:

•	the level of EQT total shareholder return relative to a predefined peer group;

•	the level of EQT operating and development cost improvement; and

•	EQT return on capital employed.
For the years ending December 31, 2019 and 2020, the Incentive PSU Program awards will be earned based on new performance goals related to Equitrans Midstream performance to be established by the Company's Management Development and Compensation Committee (the Compensation Committee), subject to continued employment through the payment date.
The payout factor varies between zero and 300% of the number of outstanding units contingent on the applicable performance metrics. The Company recorded the 2016 Incentive PSU Program and the portions of the 2017 Incentive PSU Program and the 2018 Incentive PSU Program to be settled in stock as equity awards using a grant date fair value determined through a Monte Carlo simulation, which projects the common stock price of the Company and its peers at the ending point of the performance period. The 2017 Incentive PSU Program and the 2018 Incentive PSU Program also included awards to be settled in cash and, therefore, were recorded at fair value as of the measurement date determined through a Monte Carlo simulation, which projects the common stock price for the Company and its peers at the ending point of the performance period. The expected share prices were generated using each company's annual volatility for the expected term and the commensurate three-year or two-year risk-free rates (each shown in the chart below) for equity awards and liability awards, respectively. As the Incentive PSU Programs include a performance condition that affects the number of shares that will ultimately vest, the Monte Carlo simulation computed the grant date fair value for equity awards or the measurement date fair value for liability awards for each possible performance condition outcome on the grant date for equity awards or the measurement date for liability awards. The Company reevaluates the then-probable outcome at the end of each reporting period to record expense at the probable outcome grant date fair value or measurement date fair value, as applicable. The vesting of the units under each Incentive PSU Program occurs upon payment after the end of the performance period.
The following table provides detailed information on each award:

Incentive PSU Program	Settled In	Accounting Treatment	Fair Value (a)	Risk Free Rate	Vested/ Payment Date	Awards Paid	Value (Millions)	Unvested/ Expected Payment Date (b)	Awards Outstanding as of December 31, 2018 (c)
2016	Stock	Equity	$109.30	1.31%	N/A	N/A	N/A	First Quarter of 2019	307,553
2017	Stock	Equity	$120.60	1.47%	N/A	N/A	N/A	First Quarter of 2020	35,728
2017	Cash	Liability	$59.90	2.61%	N/A	N/A	N/A	First Quarter of 2020	84,014
2018	Stock	Equity	$76.53	1.97%	N/A	N/A	N/A	First Quarter of 2021	85,872
2018	Cash	Liability	$33.87	2.46%	N/A	N/A	N/A	First Quarter of 2021	100,435

(a)
Grant date fair value was determined using a Monte Carlo simulation for equity awards. Fair value was determined using a Monte Carlo simulation as of the measurement date for liability awards. For unvested Incentive PSU Programs, the grant date fair value for equity awards and the measurement date fair value for liability awards is as of December 31, 2018. The Company recorded compensation expense as of December 31, 2018 using the grant date fair value for equity awards and the measurement date fair value for liability awards, each computed for the outcome that management estimates to be most probable.

(b)	Vesting will occur upon payment following the expiration of the performance period, subject to continued service through such date.

(c)
Represents the number of outstanding units as of December 31, 2018, adjusted for forfeitures. The 2016, 2017 and 2018 Incentive PSU Programs to be settled in stock include 203,238, 30,112, and 58,160 shares, respectively, for EQT employees that will be settled by the Company under the Employee Matters Agreement. The 2017 and 2018 Incentive PSU Programs to be settled in cash include 46,297 and 54,643 shares, respectively, for EQT employees that will be settled by the Company under the Employee Matters Agreement.

The following table sets forth the total compensation costs capitalized related to the Incentive PSU Programs.

Year Ended December 31, 2018
(Thousands)
2016 Incentive PSU Program	$80.8
2017 Incentive PSU Program (liability only)	1,046.8
2018 Incentive PSU Program (liability only)	304.9
As of December 31, 2018, $0.3 million, $1.6 million, $0.3 million and $2.2 million of unrecognized compensation cost (assuming no changes to the performance condition achievement level) related to the 2017 Incentive PSU Program – Equity, the 2017 Incentive PSU Program – Liability, the 2018 Incentive PSU Program – Equity and the 2018 Incentive PSU Program – Liability, respectively, was expected to be recognized over the remainder of the performance periods.
The following table summarizes the weighted-average assumptions used in the Monte Carlo simulation to estimate fair value:

	Years Ended December 31,
	2018		2017		2016
Accounting Treatment	Liability (a)	Equity	Liability (a)	Equity	Equity
Risk-free rate	2.46%	1.97%	2.61%	1.47%	1.31%
Dividend yield (b)	N/A	N/A	N/A	N/A	N/A
Volatility factor	35.70%	32.60%	41.17%	32.30%	28.43%
Expected term	2 Years	3 Years	1 Year	3 Years	3 Years

(a)	Information shown for the valuation of the liability plan is as of measurement date.

(b)	Dividends paid from the beginning of the performance period will be cumulatively added as additional shares of common stock.
Value Driver Award Programs
The 2017 EQT Value Driver Award Program (2017 EQT VDPSU Program) and the 2018 EQT Value Driver Award Program (2018 EQT VDPSU Program) are collectively referred to as the VDPSU Programs.
EQT reported that the VDPSU Programs were established to align the interests of key employees with those of EQT's shareholders and with the strategic objectives of EQT. Under the VDPSU Programs, 50% of the awards confirmed vest upon payment following the first anniversary of the grant date and the remaining 50% of the awards confirmed vest upon payment following the second anniversary of the grant date subject to continued service through such date. Due to the graded vesting of each award under the VDPSU Programs, the Company recognized compensation cost over the requisite service period for each separately vesting tranche of the award as though each award was, in substance, multiple awards. The payments are contingent upon EQT's adjusted earnings before interest, income taxes, depreciation and amortization performance as compared to EQT's annual business plan and individual, business unit and Company value driver performance over the respective one-year periods.

The following table provides detailed information on each award:

EQT VDPSU Program	Settled In	Accounting Treatment	Fair Value per Unit (a)	Vested/ Payment Date	Cash Paid (Millions)	Unvested/ Expected Payment Date	Awards Outstanding (Including Accrued Dividends) as of December 31, 2018 (b)
2017	Cash	Liability	$20.02	N/A	N/A	First Quarter of 2019	170,966
2018	Cash	Liability	$20.02	N/A	N/A	First Tranche First Quarter of 2019	205,420
			N/A	N/A	N/A	Second Tranche First Quarter of 2020	205,781

(a)	The fair value per unit is calculated as a weighted average of the Company's and EQT's respective common stock prices on the measurement date.

(b)	The 2017 and 2018 EQT VDPSU Programs include 94,488 and 194,460 awards, respectively, for EQT employees that will be settled by the Company under the Employee Matters Agreement.
The following table sets forth the total compensation costs capitalized related to the VDPSU Programs.

Year Ended December 31, 2018
(Thousands)
2017 EQT VDPSU Program	$955.4
2018 EQT VDPSU Program	1,903.2
Restricted Stock Awards – Equity
The restricted stock awards will be fully vested at the end of the three-year period commencing with the date of grant, assuming continued service through such date.
As of December 31, 2018, $2.0 million of unrecognized compensation cost related to non-vested restricted stock equity awards was expected to be recognized over a remaining weighted average vesting term of approximately 1.31 years.
A summary of restricted stock equity award activity as of December 31, 2018, and changes during the year then ended, is presented below.

	Non-vested Shares (a)	Weighted Average Fair Value	Aggregate Fair Value
Outstanding at January 1, 2018	—	$—	$—
Transferred in connection with the Separation	157,000	59.85	9,396,455
Vested	(8,383)	61.49	(515,448)
Forfeited	(1,245)	65.18	(81,149)
Outstanding at December 31, 2018	147,372	$59.71	$8,799,858

(a)	Non-vested shares outstanding at December 31, 2018 included 66,610 shares for EQT employees that will be settled by the Company once vested under the Employee Matters Agreement.
Restricted Stock Unit Awards – Liability
In connection with the Separation, EQT transferred 513,413 restricted stock unit liability awards to the Company that will be paid in cash. Adjusting for 3,085 forfeitures, there were 510,328 awards outstanding as of December 31, 2018. Because these awards are liability awards, the Company records compensation expense based on the fair value of the awards as remeasured at the end of each reporting period. The restricted stock unit awards will be fully vested at the end of the three-year period commencing with the date of original grant, assuming continued service through such date. The total liability recorded for these restricted units was $4.5 million as of December 31, 2018. Non-vested awards outstanding as of December 31, 2018 included 296,616 awards for EQT employees that will be settled by the Company once vested under the Employee Matters Agreement.

Non-Qualified Stock Options
In connection with the Separation, EQT transferred stock options to the Company. The fair value of the Company's stock option grants was estimated at the dates of grant using a Black-Scholes option-pricing model. Refer to the table below for assumptions used in the Black-Scholes option-pricing model. Risk-free rates for periods within the contractual life of the option are based on the U.S. Treasury yield curve in effect at the date of grant. Dividend yields are based on the dividend yield of EQT's common stock at the time of grant. Expected volatilities are based on historical volatility of EQT's common stock. Expected term represents the period that options granted are expected to be outstanding based on historical option exercise experience.

	Years Ended December 31,
	2018	2017	2016
Risk-free rate	2.25%	1.95%	1.67%
Dividend yield	0.20%	0.18%	0.16%
Volatility factor	26.46%	27.45%	28.59%
Expected term	5 Years	5 Years	5 Years
Options transferred in connection with the Separation	57,440	32,560	105,600
Weighted average grant date fair value	$8.55	$9.89	$8.53
Total intrinsic value of options exercised (Millions)	$—	$—	$—
As of December 31, 2018, $0.3 million of unrecognized compensation cost related to outstanding non-vested stock options was expected to be recognized by December 31, 2020.
A summary of option activity as of December 31, 2018, and changes during the year then ended, is presented below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2018	—	$—	—	$—
Transferred in connection with the Separation	464,876	38.55	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at December 31, 2018	464,876	$38.55	5.69 Years	$—

Exercisable at December 31, 2018	271,311	$40.63	2.45 Years	$—
Equitrans Midstream Phantom Units
The Company grants Equitrans Midstream phantom unit awards to certain non-employee directors. The Equitrans Midstream phantom units vest upon grant, and the value of the Equitrans Midstream phantom units will be paid in Equitrans Midstream common stock upon the directors' termination of service on the Board. The Equitrans Midstream phantom units are accounted for as equity awards; as such, the Company recognizes the fair value of the awards on the grant date as share-based compensation expense upon grant. The Company granted 41,880 Equitrans Midstream phantom units during the year ended December 31, 2018. The weighted average fair value of the grants, based on the Company's closing common stock price on the business day prior to the grant date, was $21.51 for the year ended December 31, 2018.
EQGP Phantom Units
Prior to the completion of the EQGP Buyout, the EQGP General Partner granted phantom unit awards (EQGP phantom units) to certain non-employee directors of the EQGP General Partner. The EQGP phantom units vested upon grant, and the value of the EQGP phantom units were paid in EQGP common units upon the director's termination of service on the EQGP General Partner's Board of Directors. The EQGP phantom units were accounted for as equity awards; as such, EQGP recognized the fair value of the awards on the grant date as share-based compensation expense upon grant. As of December 31, 2018, there were 21,289 EQGP phantom units, including accrued distributions, outstanding. EQGP granted 10,560, 8,940 and 8,270 EQGP phantom units during the years ended December 31, 2018, 2017 and 2016, respectively. The weighted average fair value of the grants, based on EQGP's common unit price on the grant date, was $26.28, $25.21 and $21.57 for the years ended December 31, 2018, 2017 and 2016, respectively. EQGP recognized share-based compensation expense of $0.3 million, $0.3 million and

$0.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. In connection with the completion of the EQGP Buyout, the non-employee directors of the EQGP General Partner were paid the Purchase Price for each EQGP phantom unit that they held. See Note 17.
EQM Phantom Units
The EQM General Partner has granted phantom unit awards (EQM phantom units) to certain non-employee directors of the EQM General Partner. The EQM phantom units vest upon grant, and the value of the EQM phantom units are paid in EQM common units upon the director's termination of service on the EQM General Partner's Board of Directors. The EQM phantom units are accounted for as equity awards; as such, the Company recognizes the fair value of the awards on the grant date as share-based compensation expense upon grant. As of December 31, 2018, there were 17,470 EQM phantom units, including accrued distributions, outstanding. EQM granted 5,100, 2,940 and 2,610 EQM phantom units during the years ended December 31, 2018, 2017 and 2016, respectively. The weighted average fair value of the grants, based on EQM's common unit price on the grant date, was $68.66, $76.68 and $75.46 for the years ended December 31, 2018, 2017 and 2016, respectively. The Company recognized share-based compensation expense of $0.4 million, $0.2 million and $0.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.
RMP Phantom Units
Prior to the EQM-RMP Mergers, the RMP General Partner granted phantom unit awards (RMP phantom units) to certain non-employee directors of the RMP General Partner. The RMP phantom units would cliff vest at the end of the requisite service period of approximately one year, and the value of the RMP phantom units were paid in RMP common units upon vesting. The RMP phantom units were equity awards; as such, RMP recognized the fair value of the awards on the grant date as share-based compensation expense on a straight-line basis over the vesting period. On July 23, 2018, in connection with the EQM-RMP Mergers, the 36,220 outstanding RMP phantom units fully vested and converted into 12,024 EQM common units based on the exchange ratio of 0.3319, less applicable tax withholding. The Company recognized share-based compensation expense of $0.9 million for the period from January 1, 2018 through July 23, 2018.

10.	Debt
The following table presents the Company's and its affiliates' outstanding debt as of December 31, 2018 and 2017.

	December 31, 2018			December 31, 2017
	Principal	Carrying Value(a)	Fair Value(b)	Principal	Carrying Value(a)	Fair Value(b)
	(Thousands)
Equitrans Midstream Credit Facility	$16,500	$16,500	$16,500	$—	$—	$—
EQGP Working Capital Facility with EQT	—	—	—	168	168	168
EQM Credit Facility	625,000	625,000	625,000	180,000	180,000	180,000
RMP Credit Facility	—	—	—	286,000	286,000	286,000
Total credit facility borrowings	$641,500	$641,500	$641,500	$466,168	$466,168	$466,168

Equitrans Midstream Term Loans	$600,000	$568,105	$589,500	$—	$—	$—
EQM 4.00% Senior Notes due 2024	500,000	495,708	479,950	500,000	494,939	504,110
EQM 4.125% Senior Notes due 2026	500,000	493,264	454,200	500,000	492,413	501,990
EQM 4.75% Senior Notes due 2023	1,100,000	1,089,742	1,099,890	—	—	—
EQM 5.50% Senior Notes due 2028	850,000	839,302	841,526	—	—	—
EQM 6.50% Senior Notes due 2048	550,000	538,623	549,566	—	—	—
Total debt	4,100,000	4,024,744	4,014,632	1,000,000	987,352	1,006,100
Less current portion of debt	6,000	6,000	6,000	—	—	—
Total long-term debt	$4,094,000	$4,018,744	$4,008,632	$1,000,000	$987,352	$1,006,100

(a)	Carrying value of the senior notes and term loans represents principal amount less unamortized debt issuance costs and debt discounts.

(b)	See Note 1 for a discussion of fair value measurements.
The combined aggregate amounts of maturities for long-term debt are as follows: $1.1 billion in 2023 and $3.0 billion in 2024 and thereafter.
Equitrans Midstream Credit Facility
In October 2018, Equitrans Midstream entered into a credit facility agreement that provides for $100 million in borrowing capacity and matures in October 2023 (the Equitrans Midstream Credit Facility). The Equitrans Midstream Credit Facility is available for general corporate purposes and to fund ongoing working capital requirements. Subject to satisfaction of certain conditions, the Equitrans Midstream Credit Facility has an accordion feature that allows the Company to increase the available borrowings under the facility by up to an additional $200 million. The Equitrans Midstream Credit Facility has a sublimit of up to $25 million for same-day swing line advances and a sublimit of up to $15 million for letters of credit.
Under the terms of the Equitrans Midstream Credit Facility, Equitrans Midstream can obtain Base Rate Loans (as defined in the Equitrans Midstream Credit Facility) or Fixed Period Eurodollar Rate Loans (as defined in the Equitrans Midstream Credit Facility) (the Eurodollar Rate Loans). Base Rate Loans are denominated in dollars and bear interest at a base rate plus a margin of 0.75% to 1.25% based on Equitrans Midstream's consolidated leverage ratio. Eurodollar Rate Loans bear interest at a Eurodollar Rate (as defined in the Equitrans Midstream Credit Facility) plus a margin of 1.75% to 2.25% based on Equitrans Midstream's consolidated leverage ratio.
In December 2018, Equitrans Midstream entered into an amendment (the Amendment) to the Equitrans Midstream Credit Facility, which amended the Equitrans Midstream Credit Facility to, among other things, permit (i) Equitrans Midstream's entrance into the Term Loan Credit Agreement (defined below), (ii) the EQGP Buyout and the EQM IDR Transaction (defined and discussed in Note 17) and (iii) pari passu liens on the collateral securing the obligations under the Term Loan Credit Agreement and the amended Equitrans Midstream Credit Facility.
Loans under the Equitrans Midstream Credit Facility are guaranteed by substantially all of the assets of the Company and the Company's direct and indirect, existing and future, wholly-owned, domestic-restricted subsidiaries, including all of the limited partner interests in EQM and EQGP, subject to certain exceptions and limitations, including the general partner interests in EQM and EQGP. Following the completion of the EQM IDR Transaction (defined and discussed in Note 17), EQGP will no longer be a wholly-owned subsidiary of the Company, and its limited partner interest will no longer guarantee the term loans.
The Equitrans Midstream Credit Facility contains negative covenants that, among other things, limit restricted payments, incurrence of debt, dispositions, mergers, fundamental changes and transactions with affiliates. In addition, the Equitrans Midstream Credit Facility contains events of default, including insolvency, nonpayment of scheduled principal or interest obligations, change of control and cross-default related to the acceleration or default of certain other financial obligations, that if occur, could result in termination of the Equitrans Midstream Credit Facility, early payment of amounts outstanding or similar actions. Under the Equitrans Midstream Credit Facility, the Company is required to maintain a consolidated leverage ratio of not more than 3.50 to 1.00, excluding the indebtedness of EQM and its subsidiaries.
As of December 31, 2018, EQM had no letters of credit outstanding under the EQM Credit Facility. During the period from November 13, 2018 through December 31, 2018, the maximum outstanding borrowing under the Equitrans Midstream Credit Facility was $16.5 million, the average daily balance was approximately $7.4 million and the weighted average annual interest rate was 4.2%.
Equitrans Midstream Term Loan Facility
In December 2018, Equitrans Midstream entered into a term loan credit agreement (the Term Loan Credit Agreement) with Goldman Sachs Bank USA, as administrative agent, PNC Bank, National Association, as collateral agent, and the lenders from time to time party thereto, that provides for a senior secured term loan facility in an aggregate principal amount of $600 million and matures in January 2024 (the Term Loans and such facility, the Equitrans Midstream Term Loan Facility). The Company received net proceeds from the Term Loans of $568.1 million, inclusive of a discount of $18.0 million and estimated debt issuance costs of $13.9 million. The net proceeds were used to fund the EQGP Buyout, including certain fees, costs and expenses in connection therewith, and the remainder is expected to be used for general corporate purposes.
The Term Loans accrue interest equal to one of the following, at Equitrans Midstream's option: (i) an alternate base rate (defined as the greatest of (a) the prime rate, (b) the federal funds effective rate plus 0.50% per annum and (c) one-month London Interbank Offered Rate (LIBOR) plus 1.00% per annum), plus an applicable margin of 3.50% per annum, or (ii) LIBOR, plus an applicable margin of 4.50% per annum. The Term Loans are due in equal, quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount of the Term Loans, or $6 million, with the remaining outstanding balance payable on the maturity date. The current portion of the Term Loans is recorded in Current portion of long-term debt on the consolidated balance sheet.
The Term Loan Credit Agreement requires Equitrans Midstream to prepay outstanding Term Loans, subject to certain exceptions, with Net Proceeds (as defined in the Term Loan Credit Agreement) from certain non-ordinary course dispositions of assets or from the issuance or incurrence of debt obligations for borrowed money not permitted under the Term Loan Credit Agreement and certain other debt obligations for borrowed money, and, beginning on March 31, 2019 (but suspended during the continuance of either the Company or the Term Loans obtaining and maintaining an investment grade rating from two of S&P, Moody's and Fitch, in each case with a stable or better outlook), a variable percentage of excess cash flow, ranging from 50% to 0% depending on the Company's consolidated net leverage ratio.
The Term Loans are guaranteed by substantially all of the assets of the Company and the Company's direct and indirect, existing and future, wholly-owned, domestic-restricted subsidiaries, including all of the limited partner interests in EQM and EQGP, subject to certain exceptions and limitations, including the general partner interests in EQM and EQGP.
The Term Loan Credit Agreement contains negative covenants that, among other things, limit the Company's and its subsidiaries' abilities to incur indebtedness or make guarantees of indebtedness; incur liens; make investments, loans and acquisitions; merge or consolidate; sell assets and issue equity interests; pay dividends on capital stock or redeem, repurchase or retire capital stock, subject to exceptions; alter the Company's business; engage in transactions with affiliates; enter into agreements limiting subsidiary distributions; and enter into certain hedging transactions. In addition, the Term Loan Credit Facility contains events of default, including insolvency, nonpayment of scheduled principal or interest obligations, change of control and cross-default related to the acceleration or default of certain other financial obligations, that if occur, could result in termination of the Equitrans Midstream Credit Facility, early payment of amounts outstanding or similar actions. Under the Term Loan Credit Agreement, the Company is required to maintain a debt service coverage ratio of not more than 1.10 to 1.00 beginning with the fiscal quarter ended on March 31, 2019 (but suspended during the continuance of either the Company or the Term Loans obtaining and maintaining an investment grade rating from two of S&P, Moody's and Fitch, in each case with a stable or better outlook). In addition to permitting the EQGP Buyout, the Term Loan Credit Agreement permits, subject to limited conditions, transactions contemplated by any definitive agreements related to the EQM IDR Transaction (defined and discussed in Note 17).
The Term Loan Credit Agreement provides the Company with the right to request incremental term loans in an aggregate amount of up to $150 million minus the aggregate commitments under the Equitrans Midstream Credit Facility (or any other permitted pari passu revolving credit agreement then in effect), plus the amount of any voluntary prepayment in respect of the Term Loans. The lenders under the Term Loan Credit Agreement are under no obligation to provide such incremental commitments or term loans and any addition of or increase in commitments or term loans is subject to certain customary conditions precedent.
EQGP Working Capital Facility with EQT
Prior to the Separation, EQGP had a working capital loan agreement with EQT (the EQGP Working Capital Facility with EQT), through which EQT agreed to make interest-bearing loans available in an aggregate principal amount not to exceed $50 million outstanding at any one time. Borrowings outstanding under the EQGP Working Capital Facility with EQT were presented in accounts payable as an amount due to related party on the consolidated balance sheets. On November 12, 2018, EQGP repaid $3.2 million of borrowings outstanding under the facility, and EQT terminated the working capital loan agreement. During the period from January 1, 2018 through November 12, 2018, the maximum outstanding borrowing was $3.2 million, the average daily balance was approximately $0.2 million and the weighted average annual interest rate was 3.5%. During the years ended December 31, 2017 and 2016, the maximum outstanding borrowings were $0.3 million and $0.2 million, respectively, the average daily balance for each period was $0.1 million and the weighted average annual interest rates were 2.5% and 2.0%, respectively.
EQM Credit Facility
In October 2018, EQM amended and restated its credit facility to increase the borrowing capacity from $1 billion to $3 billion and extend the term to October 2023 (the EQM Credit Facility). The EQM Credit Facility is available for general partnership purposes, including to purchase assets, and to fund working capital requirements and capital expenditures, pay distributions and repurchase units. Subject to satisfaction of certain conditions, the EQM Credit Facility has an accordion feature that allows EQM to increase the available borrowings under the facility by up to an additional $750 million. The EQM Credit Facility has a sublimit of up to $250 million for same-day swing line advances and a sublimit of up to $400 million for letters of credit. In addition, EQM has the ability to request that one or more lenders make available term loans under the EQM Credit Facility, subject to the satisfaction of certain conditions. Such term loans would be secured by cash and qualifying investment grade securities. EQM's obligations under the revolving portion of the EQM Credit Facility are unsecured.

EQM's debt issuer credit ratings determine the level of fees associated with the EQM Credit Facility and the interest rate charged by the counterparties on amounts borrowed against the lines of credit. EQM's debt credit rating and level of fees and interest rates are inversely related.
Under the terms of the EQM Credit Facility, EQM can obtain Base Rate Loans (as defined in the EQM Credit Facility) or Fixed Period Eurodollar Rate Loans (as defined in the EQM Credit Facility) (Eurodollar Rate Loans). Base Rate Loans are denominated in dollars and bear interest at a base rate plus a margin of 0.125% to 0.875% determined on the basis of EQM's then current credit rating. Eurodollar Rate Loans bear interest at a Eurodollar Rate (as defined in the EQM Credit Facility) plus a margin of 1.125% to 1.875% determined on the basis of EQM's then current credit rating. EQM may voluntarily prepay its borrowings, in whole or in part, without premium or penalty, but subject to reimbursement of funding losses with respect to prepayment of Eurodollar Rate Loans.
The EQM Credit Facility contains negative covenants that, among other things, limit restricted payments, incurrence of debt, dispositions, mergers and fundamental changes and transactions with affiliates. In addition, the EQM Credit Facility contains events of default such as insolvency, nonpayment of scheduled principal or interest obligations, change of control and cross-default related to the acceleration or default of certain other financial obligations. Under the EQM Credit Facility, EQM is required to maintain a consolidated leverage ratio of not more than 5.00 to 1.00 (or not more than 5.50 to 1.00 for certain measurement periods following the consummation of certain acquisitions).
As of December 31, 2018, EQM had $1 million of letters of credit outstanding under the EQM Credit Facility. As of December 31, 2017, EQM had no letters of credit outstanding under the EQM Credit Facility. During the years ended December 31, 2018, 2017 and 2016, the maximum outstanding borrowings were $674 million, $260 million and $401 million, respectively; the average daily balances were approximately $230 million, $74 million and $77 million, respectively; and the weighted average annual interest rates were 3.6%, 2.8% and 2.0%, respectively. For the years ended December 31, 2018, 2017 and 2016, commitment fees of $2.8 million, $1.8 million and $1.6 million, respectively, were paid to maintain credit availability under the EQM Credit Facility.
EQM 364-Day Facility
Prior to the Separation, EQM had a $500 million, 364-day, uncommitted revolving loan agreement with EQT (the EQM 364-Day Facility). Interest accrued on outstanding borrowings at an interest rate equal to the rate then applicable to similar loans under the revolving credit agreement with the largest aggregate commitment amount to which EQM was then a party, less the sum of (i) the then applicable commitment fee under such agreement and (ii) 10 basis points. On November 12, 2018, EQT terminated the EQM 364-Day Facility.
EQM had no borrowings outstanding under the EQM 364-Day Facility as of December 31, 2017. There were no borrowings outstanding at any time during the period from January 1, 2018 through November 12, 2018 or the year ended December 31, 2016. During the year ended December 31, 2017, under the EQM 364-Day Facility, the maximum outstanding borrowing was $100.0 million, the average daily balance was approximately $23 million and the weighted average annual interest rate was 2.2%.
EQM Term Loan Facility
In April 2018, EQM entered into a $2.5 billion unsecured multi-draw 364-day term loan facility (the EQM Term Loan Facility). The EQM Term Loan Facility was used to fund the cash consideration for the Drop-Down Transaction, to repay borrowings under EQM's then-existing revolving credit facility and for other general partnership purposes. In connection with EQM's issuance of the EQM $2.5 Billion Senior Notes (defined below), on June 25, 2018, the outstanding balance under the EQM Term Loan Facility was repaid and the EQM Term Loan Facility was terminated. As a result of the termination, EQM expensed $3 million of deferred issuance costs. Under the EQM Term Loan Facility, from April 25, 2018 through June 25, 2018, the maximum outstanding borrowing was $1,825 million, the average daily balance was approximately $1,231 million, and the weighted average annual interest rate was 3.3%.
EQM $2.5 Billion Senior Notes
In June 2018, EQM issued 4.75% senior notes due July 2023 in the aggregate principal amount of $1.1 billion, 5.50% senior notes due July 2028 in the aggregate principal amount of $850 million and 6.50% senior notes due July 2048 in the aggregate principal amount of $550 million (collectively, the EQM $2.5 Billion Senior Notes). EQM received net proceeds from the offering of $2,465.8 million, inclusive of a discount of $11.8 million and estimated debt issuance costs of $22.4 million. The net proceeds were used to repay the outstanding balances under the EQM Term Loan Facility and the RMP Credit Facility (defined below), and the remainder was used for general partnership purposes. The EQM $2.5 Billion Senior Notes were issued pursuant to new supplemental indentures to EQM's existing indenture dated August 1, 2014. The EQM $2.5 Billion Senior

Notes contain covenants that limit EQM's ability to, among other things, incur certain liens securing indebtedness, engage in certain sale and leaseback transactions and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all of EQM's assets.
EQM 4.125% and 4.00% Senior Notes
In the fourth quarter of 2016, EQM issued $500 million aggregate principal amount of 4.125% senior notes due December 2026 (the 4.125% Senior Notes). EQM used the net proceeds from the offering to repay the then outstanding borrowings under the EQM Credit Facility and for general partnership purposes. In the third quarter of 2014, EQM issued $500 million aggregate principal amount of 4.00% senior notes due August 2024 (the 4.00% Senior Notes). EQM used the net proceeds from the offering to repay the outstanding borrowings under the EQM Credit Facility and for general partnership purposes.
Both the 4.125% Senior Notes and the 4.00% Senior Notes contain covenants that limit EQM's ability to, among other things, incur certain liens securing indebtedness, engage in certain sale and leaseback transactions and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all of EQM's assets.
RMP Credit Facility
RM Operating LLC (formerly Rice Midstream OpCo LLC), a wholly-owned subsidiary of RMP, had an $850 million credit facility (the RMP Credit Facility) that was terminated on July 23, 2018 in conjunction with the EQM-RMP Mergers. Prior to its termination, the RMP Credit Facility was available for general partnership purposes, including to purchase assets, and to fund working capital requirements and capital expenditures, pay distributions and repurchase units.
As of December 31, 2017, RM Operating LLC had $1 million of letters of credit outstanding under the RMP Credit Facility. Under the RMP Credit Facility, for the period from January 1, 2018 through July 23, 2018, the maximum outstanding borrowing was $375 million, the average daily balance was approximately $300 million and the weighted average interest rate was 3.8%. For the period from November 13, 2017 through December 31, 2017, the maximum outstanding borrowing was $286 million, the average daily balance was approximately $268 million and the weighted average interest rate was 3.1%.
As of December 31, 2018, the Company and EQM were in compliance with all debt provisions and covenants.

11.	Income Taxes
The following table summarizes income tax expense for the years ended December 31, 2018, 2017 and 2016.

	Years Ended December 31,
	2018	2017	2016
	(Thousands)
Current income tax expense:
Federal	$41,788	$43,794	$94,068
State	16,108	10,239	21,751
Total current income tax expense	57,896	54,033	115,819
Deferred income tax expense (benefit):
Federal	96,499	148,623	(7,892)
State	(71,253)	9,746	(9,684)
Total deferred income tax expense (benefit)	25,246	158,369	(17,576)
Total income tax expense	$83,142	$212,402	$98,243

The following table summarizes differences between income tax expense and amounts computed at the applicable federal statutory rate on pre-tax income for the years ended December 31, 2018, 2017 and 2016.

	Years Ended December 31,
	2018	2017	2016
	(Thousands)
Income tax expense at statutory rate	$124,828	$187,201	$169,860
Tax Reform Legislation	7,443	129,266	—
State income tax expense	21,827	12,710	7,844
Noncontrolling interests' share of earnings	(61,505)	(116,539)	(112,672)
Impairment of goodwill	16,535	—	—
Rice Midstream Holdings income not subject to tax	(26,538)	(13,460)	—
Regulatory (asset) liability	(368)	10,488	35,438
Other	920	2,736	(2,227)
Income tax expense	$83,142	$212,402	$98,243
Effective tax rate	14.0%	39.7%	20.2%
On December 22, 2017, the U.S. Congress enacted the Tax Reform Legislation, which made significant changes to U.S. federal income tax law, including lowering the federal corporate tax rate to 21% from 35% beginning January 1, 2018. As of December 31, 2018, the Company completed its accounting for the effects of the Tax Reform Legislation, including accounting for the revaluation of net deferred tax assets and for state income tax effects, and recorded deferred income tax expense of $7.5 million, which is in addition to the $129.3 million of deferred income tax expense recorded during the year ended December 31, 2017. The Company also considered whether existing deferred tax assets will be recovered in future periods under this legislation and noted no significant effect on the deferred tax assets.
For the years ended December 31, 2018, 2017 and 2016, the effective tax rates were reduced from the federal and statutory rates because the Company did not record income tax expense on the portions of its income attributable to the noncontrolling limited partners of EQGP and EQM and, for the period prior to July 23, 2018 and May 1, 2018, attributable to the noncontrolling limited partners of RMP and Gulfport Midstream's 25% interest in Strike Force Midstream, respectively.
Prior to October 22, 2018, Rice Midstream Holdings was a multi-member limited liability company; therefore, the earnings of Rice Midstream Holdings and its subsidiaries were not subject to federal income tax. In the fourth quarter of 2018, Rice Midstream Holdings was merged out of existence as part of internal restructurings.
For the year ended December 31, 2017, the Company recorded a $10.5 million tax expense related to Equitrans, L.P.'s FERC-regulated assets as a result of the corporate tax rate reduction in the Tax Reform Legislation. Following the normalization rules of the Internal Revenue Code (IRC), this regulatory liability is amortized on a straight-line basis over the estimated remaining life of the related assets.
The following table summarizes the components of net deferred tax assets.

	December 31,
	2018	2017
	(Thousands)
Total deferred income tax asset:
Net operating loss carryforwards	$36,202	$—
Investment in partnerships	559,858	257,128
Other	1,261	—
Total excluding valuation allowance	597,321	257,128
Valuation allowance	—	—
Total net deferred income tax asset	$597,321	$257,128
The Company has federal and state Net Operating Loss (NOL) carryforwards related to federal and various state jurisdictions. The federal and West Virginia NOL carryforwards have no expiration, but utilization is limited to 80% of taxable income in the year of utilization. Other state NOL carryforwards expire in 2038. The Company believes that it is more likely than not that the benefit from certain federal and state NOL carryforwards will be realized. In addition to the NOL carryforwards, the Company has recorded deferred tax assets principally resulting from its investment in partnerships. No valuation allowances have been established, as it is believed that future sources of taxable income, reversing temporary differences and other tax planning strategies will be sufficient to realize these deferred tax assets. Any determination to change the valuation allowance would impact the Company's income tax expense and net income in the period in which such a determination is made.
Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not (greater than 50%) that a tax benefit will not be realized. In evaluating the need for a valuation allowance, management considers all potential sources of taxable income, including income available in carry-back periods, future reversals of taxable temporary differences, projections of taxable income and income from tax planning strategies, as well as all available positive and negative evidence. Positive evidence includes factors such as a history of profitable operations, projections of future profitability within the carry-forward period, including from tax planning strategies, and experience. No significant negative evidence has been noted.
Deferred tax assets for which no valuation allowance is recorded may not be realized and changes in facts and circumstances may result in the establishment of a valuation allowance. Existing valuation allowances are re-examined under the same standards of positive and negative evidence that apply to valuation allowance establishment. If it is determined that it is more likely than not that a deferred tax asset for which a valuation is recorded will be realized, all or a portion of the valuation allowance may be released. Deferred tax assets and liabilities are also re-measured to reflect changes in underlying tax rates from law changes.
The Company has not identified any uncertain tax positions as of December 31, 2018 and 2017.

12.	Concentrations of Credit Risk
For the years ended December 31, 2018, 2017 and 2016, EQT accounted for approximately 74%, 74% and 75%, respectively, of the Company's total revenues across all of the Company's operating segments. Additionally, for the years ended December 31, 2018, 2017 and 2016, PNG Companies LLC and its affiliates accounted for approximately 7%, 11% and 12%, respectively, of the Company's total revenues.
As of December 31, 2018 and 2017, approximately 51% and 39%, respectively, of the accounts receivable balances represented amounts due from marketers excluding EQT. To manage the credit risk related to transactions with marketers, the Company engages with only those that meet specified criteria for credit and liquidity strength and actively monitors accounts with marketers. In connection with its assessment of marketer credit and liquidity strength, the Company may request a letter of credit, guarantee, performance bond or other credit enhancement. The Company did not experience significant defaults on accounts receivable during the years ended December 31, 2018, 2017 and 2016.

13.	Commitments and Contingencies
Equitrans Midstream Corporation is not currently a party to any legal proceedings; however, in the ordinary course of business, various legal and regulatory claims and proceedings are pending or threatened against EQM and its subsidiaries. While the amounts claimed may be substantial, EQM is unable to predict with certainty the ultimate outcome of such claims and proceedings. EQM accrues legal and other direct costs related to loss contingencies when incurred. EQM establishes reserves whenever it believes it to be appropriate for pending matters. Furthermore, after consultation with counsel and considering available insurance, EQM believes that the ultimate outcome of any matter currently pending against EQM will not materially affect its business, financial condition, results of operations, liquidity or ability to make quarterly cash distributions to EQM unitholders, including the Company.
EQM is subject to federal, state and local environmental laws and regulations. These laws and regulations, which are constantly changing, can require expenditures for remediation and, in certain instances, can result in assessment of fines. EQM has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and to ensure compliance with regulatory requirements. The estimated costs associated with identified situations requiring remedial action are accrued; however, when recoverable through future regulated rates, certain of these costs are deferred as regulatory assets. Ongoing expenditures for compliance with environmental laws and regulations, including investments in facilities to meet environmental requirements, have not been material. Management believes that any such required expenditures will not be significantly different in either nature or amount in the future and does not know of any environmental liabilities that will have a material effect on EQM's business, financial condition, results of operations, liquidity or ability to make quarterly cash distributions to EQM's unitholders, including the Company. The Company has identified situations that require remedial action for which approximately $2.1 million is included in other liabilities and credits on the consolidated balance sheets as of December 31, 2018.

For the years ended December 31, 2018, 2017 and 2016, operating lease rental payments for office locations and warehouse buildings, as well as for a limited number of compressors, were $7.2 million, $5.4 million and $4.7 million, respectively. Future lease payments under non-cancelable operating leases and compressors as of December 31, 2018 totaled $68.4 million (2019 – $7.2 million, 2020 – $6.3 million, 2021 – $6.2 million, 2022 – $6.2 million, 2023 – $6.0 million and 2024 and thereafter – $36.5 million).
EQM has a water system expansion and supply agreement with Southwestern Pennsylvania Water Authority (SPWA) (SPWA Agreement), pursuant to which EQM agreed to fund and assist SPWA in its construction and expansion of a water supply system that serves parts of Greene, Fayette and Washington Counties in Pennsylvania. In exchange, SPWA granted EQM preferred rights to water volumes supplied through the system for use in EQM's business. EQM is also entitled to a surcharge of $3.50 per 1,000 gallons of water sold assessed by SPWA against customers that use the system. All facilities and improvements that are constructed pursuant to the SPWA Agreement are the property of SPWA. To date, EQM authorized expenditures of approximately $29.5 million and funded expenditures of $13.4 million and $11.7 million during the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, EQM had a remaining commitment of approximately $0.8 million associated with these authorizations.
See Note 7 for discussion of the MVP Joint Venture guarantees.
14.    Post-retirement Benefit Plans
Prior to the Separation and Distribution, employees of EQT operated the Company's and EQM's assets. EQT charged the Company for the payroll and benefit costs associated with these individuals and for the retirees of Equitrans, L.P.
Post-Separation, employees of the Company operate EQM's assets. The Company charges EQM for the payroll and benefit costs associated with these individuals and for the retirees of Equitrans, L.P. The Company carries obligations for employee-related benefits in its financial statements.
In 2014, EQT terminated the Retirement Plan. Prior to its termination, the retirees of Equitrans, L.P. participated in the Retirement Plan. On March 2, 2016, the IRS issued a favorable determination letter for the termination of the Retirement Plan. On June 28, 2016, EQT purchased annuities from, and transferred the Retirement Plan assets and liabilities to, American General Life Insurance Company. In the third quarter of 2016, the Company reimbursed EQT $5.2 million for its proportionate share of the funding related to the retirees of Equitrans, L.P. The settlement charge is expected to be recoverable in FERC-approved rates and, thus, was recorded as a regulatory asset that will be amortized for rate recovery purposes over a period of 16 years. Excluding the Retirement Plan termination settlement described above, for the year ended December 31, 2016, the Company reimbursed EQT $1.9 million for the funding of the Retirement Plan and was allocated expenses associated with the Retirement Plan of $0.1 million.
Upon Separation, EQT transferred to the Company the post-retirement benefits liability and accumulated other comprehensive income balance associated with the Retirement Plan. The Company recognizes expense for on-going post-retirement benefits other than pension, a portion of which is subject to recovery in the approved rates of Equitrans, L.P.'s rate-regulated business.
Prior to the Separation, the Company contributed to a defined contribution plan sponsored by EQT. The contribution amount was equal to a percentage of allocated base salary. During the period from January 1, 2018 through November 12, 2018 and for the years ended December 31, 2017 and 2016, the Company was charged its contribution percentage through the EQT payroll and benefit costs discussed in Note 8. For the period from the Separation Date through December 31, 2018, the Company recognized expense related to its defined contribution plan of $0.6 million.
The Company recognizes expenses for ongoing post-retirement benefits other than pensions, which are subject to recovery in FERC-approved rates. Expenses recognized by the Company for ongoing post-retirement benefits other than pensions were approximately $1.2 million for each year ended December 2018, 2017 and 2016.

15.    Interim Financial Information (Unaudited)
The following quarterly summary of operating results reflects variations due primarily to the effect of the Tax Reform Legislation in the three months ended December 31, 2017, the effect of the Rice Merger for the period from November 13, 2017 through December 31, 2018, the effect of increasing separation and other transaction costs related to the EQM-RMP Mergers, the Drop-Down Transaction, the Separation and the EQGP Buyout, the $261.9 million of impairment of goodwill recorded in the fourth quarter of 2018 and the seasonal nature of the Company's transmission and storage business.

	Three Months Ended
	March 31 (a)	June 30 (a)	September 30 (a)	December 31 (a)(b)
	(Thousands, except per share amounts)
2017
Operating revenues	$200,072	$196,815	$206,293	$292,378
Operating income	144,096	139,178	141,282	118,494
Net income (loss)	118,982	115,885	115,451	(27,861)
Net income (loss) attributable to Equitrans Midstream	32,269	34,366	33,334	(127,125)

Earnings (loss) per share of common stock attributable to Equitrans Midstream
Basic:
Weighted average common stock outstanding	254,432	254,432	254,432	254,432
Net income (loss)	$0.13	$0.14	$0.13	$(0.50)
Diluted:
Weighted average common stock outstanding	255,033	255,033	255,033	254,432
Net income (loss)	$0.13	$0.13	$0.13	$(0.50)

	Three Months Ended
	March 31 (a)	June 30 (a)	September 30 (a)	December 31 (b)
	(Thousands, except per share amounts)
2018
Operating revenues	$371,026	$374,697	$364,584	$384,791
Operating income (loss)	249,340	234,868	218,322	(59,446)
Net income (loss)	223,744	219,607	185,966	(118,040)
Net income (loss) attributable to Equitrans Midstream	82,729	101,067	82,825	(48,223)

Earnings (loss) per share of common stock attributable to Equitrans Midstream
Basic:
Weighted average common stock outstanding	254,432	254,432	254,432	254,432
Net income (loss)	$0.33	$0.40	$0.33	$(0.19)
Diluted:
Weighted average common stock outstanding	255,033	255,033	255,033	254,432
Net income (loss)	$0.32	$0.40	$0.32	$(0.19)

(a)
For periods prior to the Separation Date, EPS was calculated based on the shares of Equitrans Midstream common stock distributed in connection with the Separation and Distribution and is considered pro forma in nature. Prior to the Separation Date, the Company did not have any issued or outstanding common stock (other than shares owned by EQT).

(b)
For the quarters ended December 31, 2018 and 2017, because the Company generated a net loss, the Company's computation of EPS excluded potentially dilutive securities; as such, basic and diluted weighted average common stock outstanding were the same for the quarters ended December 31, 2018 and 2017.

16.	Consolidated Variable Interest Entities
As of December 31, 2018, EQGP and EQM were variable interest entities. Through the Company's ownership and control of the EQGP General Partner and the EQM General Partner, the Company had the power to direct the activities that most significantly affected EQGP's and EQM's economic performance during the periods presented.
Through its limited partner interests in EQGP and EQM and through EQGP's general partner interest, limited partner interest and IDRs in EQM, the Company had the right to receive benefits from, as well as the obligation to absorb the losses of, EQGP and EQM.
As the Company is the primary beneficiary of and has a controlling financial interest in EQGP and EQM, the Company consolidated EQGP, which consolidated EQM for the periods presented. In addition, for discussion of related party transactions, see Note 8. Following the completion of the EQGP Buyout, EQGP became an indirect, wholly-owned subsidiary of the Company. See Note 17.
Significant risks associated with EQM include, without limitation, the following:

•	The Company's only cash-generating assets are its partnership interests in EQM; as such, the Company's cash flow is dependent on EQM cash distributions.

•
Given EQM's expectation that it will derive a substantial majority of its revenues from EQT for the foreseeable future, any event, whether in EQM's areas of operations or otherwise, that adversely affects EQT's production, financial condition, leverage, results of operations or cash flows may adversely affect EQM's ability to sustain or increase cash distributions to its unitholders, including the Company;

•
Gathering, transmission and water services are subject to extensive regulation, environmental and otherwise, by federal, state and local authorities, which may expose EQM to significant costs and liabilities;

•
Expanding EQM's business through construction of midstream assets subjects EQM to risks. If EQM does not complete its planned expansion projects on schedule, at the budgeted cost or at all, its business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including the Company, may be adversely affected and Company's and EQM's future growth may be limited;

•
EQM is subject to hazards and operational risks, including, but not limited to, ruptures, fires, explosions and leaks to pipelines, facilities, equipment and surrounding properties caused by natural disasters, adverse weather, acts of sabotage and terrorism and inadvertent error; and

•
Certain services EQM provides on its transmission and storage system are subject to long-term, fixed-price negotiated rate contracts that are not subject to adjustment, regardless of whether EQM's cost to perform such a service exceeds the revenues received; as a result, EQM's costs could exceed the revenues received.

The following table presents assets and liabilities included in the Company's consolidated balance sheets that were for the use or obligation of EQM, inclusive of receivables and payables due from or to related parties.

	December 31,
	2018	2017 (a)
	(Thousands)
ASSETS
Cash and cash equivalents	$17,515	$2,557
Accounts receivable (a)	254,390	132,108
Other current assets	14,909	12,662
Net property, plant and equipment	5,806,628	2,804,059
Investment in unconsolidated entity	1,510,289	460,546
Goodwill	1,123,813	—
Net intangible assets	576,113	—
Other assets	152,464	136,895
LIABILITIES
Accounts payable (a)	$207,877	$78,713
Capital contribution payable to the MVP Joint Venture	169,202	105,734
Accrued interest	80,199	10,926
Accrued liabilities	20,672	16,871
Credit facility borrowings	625,000	180,000
EQM Senior notes	3,456,639	987,352
Regulatory and other long-term liabilities	38,724	20,273

(a)	Amounts as of December 31, 2017 have not been recast to include the results of the EQM-RMP Mergers and Drop-Down Transaction.

(b)
Accounts receivable and accounts payable as of December 31, 2018 and 2017 included $174.8 million and $103.3 million, respectively, of receivables due from EQT and $34.0 million and $31.7 million, respectively, of payables due to EQT that were for the use or obligation of EQM, respectively, on that date.

The following table summarizes EQM's statements of consolidated operations and cash flows, inclusive of transactions with related parties.

	Years Ended December 31,
	2018	2017 (a)	2016
	(Thousands)
Operating revenues	$1,495,098	$826,522	$732,272
Operating expenses	768,445	245,032	204,416
Other (expenses) income	(55,305)	(9,586)	10,098
Net income	$671,348	$571,904	$537,954

Net cash provided by operating activities	$1,187,239	$650,550	$537,904
Net cash used in investing activities	(2,950,254)	(456,968)	(732,033)
Net cash provided by (used in) financing activities	1,725,930	(251,393)	(106,459)

(a)	Amounts for the year ended December 31, 2017 have not been recast to include the results of the EQM-RMP Mergers and Drop-Down Transaction.

17.     Subsequent Events
EQGP Buyout
EQGP Unit Purchases. On January 2, 2019 and January 3, 2019, the Company closed on the acquisition of the remaining 804,140 EQGP common units that the Company did not purchase on December 31, 2018, pursuant to the Unit Purchase Agreements for an aggregate purchase price of $16.1 million.
Limited Call Right. Following the Initial Unit Purchase Closing, on December 31, 2018, the Company exercised the Limited Call Right, pursuant to which, on January 10, 2019, the Company closed on the acquisition of the 11,097,287 outstanding EQGP common units not owned by the Company or its affiliates for an aggregate purchase price of $221.9 million, and EQGP became an indirect, wholly-owned subsidiary of the Company.
In connection with the completion of the EQGP Buyout on January 10, 2019, certain non-employee members of the Board of Directors of the EQGP General Partner stepped down from their roles and were paid the Purchase Price for each EQGP phantom unit that they held, which was, in the aggregate, 29,829 EQGP phantom units, including accrued distributions.
Termination of the EQGP Omnibus Agreement and EQGP Working Capital Facility. On January 10, 2019, EQGP's omnibus agreement with Equitrans Midstream and the EQGP Working Capital Facility were terminated. In connection with the termination of the EQGP Working Capital Facility, the Company agreed that all loans and other amounts outstanding and all other obligations of EQGP to the Company under the EQGP Working Capital Facility were deemed forgiven, satisfied, discharged and paid in full.
EQM IDR Transaction
On February 13, 2019, Equitrans Midstream entered into a definitive agreement and plan of merger with the EQM General Partner (the IDR Merger Agreement) and certain related parties, pursuant to which, among other things, Equitrans Midstream will exchange and cancel the IDRs and economic general partner interest in EQM that it holds, indirectly, for (a) 80 million newly-issued EQM common units and 7 million newly-issued Class B units (Class B units), both representing limited partner interests in EQM, and (b) the retention of a non-economic general partner interest in EQM (the EQM IDR Transaction). As a result of the EQM IDR Transaction, (i) EQGP Services, LLC will replace EQM Midstream Services, LLC as the general partner of EQM and (ii) the IDRs and economic general partner interest in EQM will be exchanged and canceled.
The Class B units will become convertible at the holder's option in three tranches, with 2.5 million becoming convertible on April 1, 2021, 2.5 million becoming convertible on April 1, 2022, and 2 million becoming convertible on April 1, 2023 (each, a Class B unit conversion date). Until the applicable Class B unit conversion date, the Class B units will not be entitled to receive any distributions of available cash. After the applicable Class B unit conversion date, whether or not such Class B units have been converted into EQM common units, the Class B units will participate pro rata with the EQM common units in distributions of available cash. Furthermore, the Class B units will become convertible at the holder's option into EQM common units immediately before a change of control of EQM.
The holders of Class B Units will vote together with the holders of EQM's common units as a single class, except that Class B Units owned by the general partner of EQM and its affiliates will be excluded from voting if EQM common units owned by such parties are excluded from voting. Holders of Class B Units will be entitled to vote as a separate class on any matter that adversely affects the rights or preferences of the Class B Units in relation to other classes of partnership interests in any material respect or as required by law.
The completion of the EQM IDR Transaction is subject to certain conditions, including, among other things: (1) all required filings, consents, approvals, permits and authorizations of any governmental authority in connection with the EQM IDR Transaction having been made or obtained; (2) there being no law or injunction prohibiting the consummation of the EQM IDR Transaction; (3) subject to specified materiality standards, the accuracy of the representations and warranties of the other party; (4) compliance by the other party in all material respects with its covenants; and (5) the receipt by EQM and EQGP of certain opinions covering matters described in the partnership agreements of EQM and EQGP and in the IDR Merger Agreement with respect to the EQM IDR Transaction. The EQM IDR Transaction will be accomplished by merging a subsidiary of EQM with and into EQGP, with EQGP surviving as a wholly-owned subsidiary of EQM. The Company expects the EQM IDR Transaction to close in February 2019.
After giving effect to the EQM IDR Transaction, Equitrans Gathering Holdings, EQM GP Corporation (EQM GP Corp) and Equitrans Midstream Holdings, LLC (EMH), each a subsidiary of Equitrans Midstream, will hold 89,505,616, 89,536 and 27,650,303 of EQM's common units, respectively, representing an aggregate 56.5% limited partner interest in EQM. Additionally, Equitrans Gathering Holdings, EQM GP Corp and EMH will hold 6,153,907, 6,155 and 839,938 of Class B units, respectively, representing an aggregate 3.4% limited partner interest in EQM. In total, the Company expects to own, directly or indirectly, a 59.9% limited partner interest in EQM, which the Company expects will consist of 117,245,455 EQM common units and 7 million Class B units.
Investment in Unconsolidated Entity. See Note 7 for discussion of the MVP and MVP Southgate capital call notices and performance guarantees.
Cash Dividends and EQM's Cash Distributions. See Notes 4 and 6, respectively.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of management, including the Company's Principal Executive Officer and Principal Financial Officer, an evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), was conducted as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.
Internal Control over Financial Reporting. The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules that generally require every company that files reports with the SEC to include in their annual reports a report of management on the company's internal control over financial reporting and the registered public accounting firm's attestation report. Based on transition period relief established by the SEC rules that are applicable to new public companies, the Company is not required to include a report of management on the Company's internal control over financial reporting or the Company's registered public accounting firm's attestation report as part of an annual report until the filing of the Company's Annual Report on Form 10-K for the year ending December 31, 2019. In the Company's Annual Report on Form 10-K for the year ending December 31, 2019, management and the Company's independent registered public accounting firm will be required to provide an assessment as to the effectiveness of the Company's internal control over financial reporting.
Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B.    Other Information
Not applicable.

PART III
Item 10.     Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated by reference from the information under the captions "PROXY STATEMENT SUMMARY," "ITEM NO. 1 - ELECTION OF DIRECTORS," "EQUITY OWNERSHIP" AND "CORPORATE GOVERNANCE AND BOARD MATTERS" in the Proxy Statement and under the caption "EXECUTIVE OFFICERS OF THE REGISTRANT (AS OF FEBRUARY 14, 2019)" in Part I of this Annual Report on Form 10-K.
Equitrans Midstream has a written Code of Business Conduct and Ethics that applies to Equitrans Midstream's Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer), Chief Accounting Officer (Principal Accounting Officer) and others. The Code of Business Conduct and Ethics is available on Equitrans Midstream's website at www.equitransmidstream.com (accessible by clicking on the "Investors" link on the main page followed by the "Corporate Governance" link), and a printed copy will be delivered free of charge on request by writing to the corporate secretary at Equitrans Midstream Corporation, c/o Corporate Secretary, 625 Liberty Avenue, Suite 2000, Pittsburgh, PA 15222). Any amendments to, or waivers from, a provision of the Company's Code of Business Conduct and Ethics that applies to the Company's Principal Executive Officer, Principal Financial and Principal Accounting Officer and that relates to any element of the code of ethics enumerated in paragraph (b) of Item 406 of Regulation S-K shall be disclosed by posting such information on the Company's website at www.equitransmidstream.com.
Information required by Item 401 of Regulation S-K with respect to executive officers is included after Item 4. at the end of Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant (as of February 14, 2019)," and is incorporated herein by reference.
Item 11.        Executive Compensation
The information required by Item 11 is incorporated by reference from the information under the captions "CORPORATE GOVERNANCE AND BOARD MATTERS," "DIRECTORS COMPENSATION" and "EXECUTIVE COMPENSATION INFORMATION" in the Proxy Statement.
Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated by reference from the information under the captions "EQUITY OWNERSHIP" and "SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS" in the Proxy Statement.
Item 13.        Certain Relationships and Related Party Transactions and Director Independence
The information required by Item 13 is incorporated by reference from the information under the captions "ITEM NO. 1 - ELECTION OF DIRECTORS" and "CORPORATE GOVERNANCE AND BOARD MATTERS" in the Proxy Statement.
Item 14.        Principal Accounting Fees and Services
The information required by Item 14 is incorporated by reference from the information under the caption "ITEM NO. 4 - RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM" in the Proxy Statement.

PART IV
Item 15.        Exhibits and Financial Statement Schedules
(a)        Documents filed as part of this report

1	Financial Statements	Page Reference
	Statements of Consolidated Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016	80
	Statements of Consolidated Cash Flows for the Years Ended December 31, 2018, 2017 and 2016	81
	Consolidated Balance Sheets as of December 31, 2018 and 2017	82
	Statements of Consolidated Equity for the Years Ended December 31, 2018, 2017 and 2016	83
	Notes to Consolidated Financial Statements	84

2	Financial Statement Schedules
	All schedules are omitted since the subject matter thereof is either not present or is not present in amounts sufficient to require submission of the schedules.

3	Exhibits
	The exhibits referenced below are filed (or, as applicable, furnished) as part of this Annual Report on Form 10-K.
In reviewing any agreements incorporated by reference in this Form 10-K or filed with this Form 10-K, please remember that such agreements are included to provide information regarding their terms. They are not intended to be a source of financial, business or operational information about the Company or any of its subsidiaries or affiliates. The representations, warranties and covenants contained in these agreements are made solely for purposes of the agreements and are made as of specific dates; are solely for the benefit of the parties; may be subject to qualifications and limitations agreed upon by the parties in connection with negotiating the terms of the agreements, including being made for the purpose of allocating contractual risk between the parties instead of establishing matters as facts; and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors or security holders. Investors and security holders should not rely on the representations, warranties and covenants or any description thereof as characterizations of the actual state of facts or condition of the Company or any of its subsidiaries or affiliates or, in connection with acquisition agreements, of the assets to be acquired. Moreover, information concerning the subject matter of the representations, warranties and covenants may change after the date of the agreements. Accordingly, these representations and warranties alone may not describe the actual state of affairs as of the date they were made or at another time.

Exhibit No.	Document Description	Method of Filing
2.1
Separation and Distribution Agreement, dated as of November 12, 2018, by and among EQT Corporation, Equitrans Midstream Corporation and, solely for certain limited purposes therein, EQT Production Company.
Incorporated herein by reference to Exhibit 2.1 to Form 8-K (#001-38629) filed on November 13, 2018.
2.2	Transition Services Agreement, dated as of November 12, 2018, by and between EQT Corporation and Equitrans Midstream Corporation.	Incorporated herein by reference to Exhibit 2.2 to Form 8-K (#001-38629) filed on November 13, 2018.
2.3	Tax Matters Agreement, dated as of November 12, 2018, by and between EQT Corporation and Equitrans Midstream Corporation.	Incorporated herein by reference to Exhibit 2.3 to Form 8-K (#001-38629) filed on November 13, 2018.
2.4	Employee Matters Agreement, dated as of November 12, 2018, by and between EQT Corporation and Equitrans Midstream Corporation.	Incorporated herein by reference to Exhibit 2.4 to Form 8-K (#001-38629) filed on November 13, 2018.

2.5
Agreement and Plan of Merger, dated as of April 25, 2018, by and among EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP), EQM Midstream Services, LLC (formerly known as EQT Midstream Services, LLC), EQM Acquisition Sub, LLC, EQM GP Acquisition Sub, LLC, RM Partners LP (formerly known as Rice Midstream Partners LP), EQM Midstream Management LLC (formerly known as Rice Midstream Management LLC) and, solely for purposes of certain provisions therein, EQT Corporation. EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP) will furnish supplementally a copy of any omitted schedule and similar attachment to the SEC upon request.
Incorporated herein by reference to Exhibit 2.1 to EQGP Holdings, LP's Form 8-K (#001-37380) filed on April 26, 2018.
2.6
Incentive Distribution Rights Purchase and Sale Agreement, dated as of April 25, 2018, by and among EQGP Holdings, LP (formerly known as EQT GP Holdings, LP), Rice Midstream GP Holdings LP and EQT Corporation.
Incorporated herein by reference to Exhibit 2.3 to EQGP Holdings, LP's Form 8-K (#001-37380) filed on April 26, 2018.
2.7
Contribution and Sale Agreement, dated as of April 25, 2018, by and among EQT Corporation, Rice Midstream Holdings LLC, EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP) and EQM Gathering Holdings, LLC. EQM Midstream Partners, LP will furnish supplementally a copy of any omitted schedule and similar attachment to the SEC upon request.
Incorporated herein by reference to Exhibit 2.2 to EQGP Holdings, LP's Form 8-K (#001-37380) filed on April 26, 2018.
2.8
Contribution and Sale Agreement, dated as of March 10, 2015, by and among EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP), EQM Midstream Services, LLC (formerly known as EQT Midstream Services, LLC), EQM Gathering Opco, LLC, EQT Corporation, EQT Gathering, LLC, EQT Energy Supply Holdings, LP, and EQT Energy, LLC. EQT GP Holdings, LP will furnish supplementally a copy of any omitted schedule and similar attachment to the SEC upon request.
Incorporated herein by reference to Exhibit 2.1 to EQT Midstream Partners, LP's Form 8-K (#001-35574) filed on March 10, 2015.
2.9
Amendment No. 1 to Contribution and Sale Agreement, dated as of March 30, 2017, by and among EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP), EQM Midstream Services, LLC (formerly known as EQT Midstream Services, LLC), EQM Gathering Opco, LLC, EQT Corporation, EQT Gathering, LLC, EQT Energy Supply Holdings, LP, and EQT Energy, LLC.
Incorporated herein by reference to Exhibit 2.1 to EQT Midstream Partners, LP's Form 10-Q (#001-35574) for the quarterly period ended March 31, 2017.
2.10
Purchase and Sale Agreement, dated as of October 13, 2016, by and among EQT Corporation, EQT Gathering Holdings, LLC, EQT Gathering, LLC, EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP), Equitrans Investments, LLC, Equitrans, L.P. and EQM Gathering Opco, LLC. EQT GP Holdings, LP will furnish supplementally a copy of any omitted schedule and similar attachment to the SEC upon request.
Incorporated herein by reference to Exhibit 2.1 to EQT Midstream Partners, LP's Form 8-K (#001-35574) filed on October 13, 2016.
2.11
Agreement and Plan of Merger, dated February 13, 2019, by and among Equitrans Midstream Corporation, EQM Midstream Services, LLC, EQM Midstream Partners, LP, EQGP Services, LLC, EQGP Holdings, LP and the other parties thereto. Equitrans Midstream Corporation will furnish supplementally a copy of any omitted schedule and similar attachment to the SEC upon request.
Incorporated herein by reference to Exhibit 2.1 to Form 8-K (#001-38629) filed on February 14, 2019.
3.1	Amended and Restated Articles of Incorporation of Equitrans Midstream Corporation.	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-38629) filed on November 13, 2018.
3.2	Amended and Restated Bylaws of Equitrans Midstream Corporation.	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-38629) filed on February 8, 2019.
3.3	Statement with Respect to Shares of Series A Junior Participating Preferred Stock.	Incorporated herein by reference to Exhibit 3.3 to Equitrans Midstream Corporation's Form 8-K (#001-38629) filed on November 13, 2018.

3.4	Certificate of Amendment to Certificate of Limited Partnership of EQGP Holdings, LP (formerly known as EQT GP Holdings, LP), dated as of October 12, 2018.	Incorporated herein by reference to Exhibit 3.1 to EQGP Holdings, LP's Form 8-K (#001-37380) filed on October 15, 2018.
3.5	Certificate of Amendment to Certificate of Formation of EQGP Services, LLC (formerly known as EQT GP Services, LLC), dated as of October 12, 2018.	Incorporated herein by reference to Exhibit 3.2 to EQGP Holdings, LP's Form 8-K (#001-37380) filed on October 15, 2018.
3.6	Certificate of Amendment to Certificate of Limited Partnership of EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP), dated as of October 12, 2018.	Incorporated herein by reference to Exhibit 3.1 to EQM Midstream Partners, LP's Form 8-K (#001-35574) filed on October 15, 2018.
3.7	Certificate of Amendment to Certificate of Formation of EQM Midstream Services, LLC (formerly known as EQT Midstream Services, LLC), dated as of October 12, 2018.	Incorporated herein by reference to Exhibit 3.2 to EQM Midstream Partners, LP's Form 8-K (#001-35574) filed on October 15, 2018.
3.8	Second Amended and Restated Agreement of Limited Partnership of EQGP Holdings, LP, dated as of October 12, 2018.	Incorporated herein by reference to Exhibit 3.3 to EQGP Holdings, LP's Form 8-K (#001-37380) filed on October 15, 2018.
3.9	Second Amended and Restated Limited Liability Company Agreement of EQGP Services, LLC, dated as of October 12, 2018.	Incorporated herein by reference to Exhibit 3.4 to EQGP Holdings, LP's Form 8-K (#001-37380) filed on October 15, 2018.
3.10	Second Amended and Restated Agreement of Limited Partnership of EQM Midstream Partners, LP, dated as of October 12, 2018.	Incorporated herein by reference to Exhibit 3.3 to EQM Midstream Partners, LP's Form 8-K (#001-35574) filed on October 15, 2018.
3.11	Fourth Amended and Restated Limited Liability Company Agreement of EQM Midstream Services, LLC, dated as of October 12, 2018.	Incorporated herein by reference to Exhibit 3.4 to EQM Midstream Partners, LP's Form 8-K (#001-35574) filed on October 15, 2018.
3.12	Certificate of Limited Partnership of EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP).	Incorporated herein by reference to Exhibit 3.1 to EQM Midstream Partners, LP's (formerly known as EQT Midstream Partners, LP) Form S-1 Registration Statement (#333-179487) filed on February 13, 2012.
3.13	Certificate of Formation of EQM Midstream Services, LLC (formerly known as EQT Midstream Services, LLC).	Incorporated herein by reference to Exhibit 3.3 to EQM Midstream Partners, LP's (formerly known as EQT Midstream Partners, LP) Form S-1 Registration Statement (#333-179487) filed on February 13, 2012.
3.14	Certificate of Limited Partnership of EQGP Holdings, LP (formerly known as EQT GP Holdings, LP).	Incorporated herein by reference to Exhibit 3.1 to EQGP Holdings, LP's (formerly known as EQT GP Holdings, LP) Form S-1 Registration Statement (#333-202053) filed on February 12, 2015
3.15	Certificate of Formation of EQGP Services, LLC (formerly known as EQT GP Services, LLC).	Incorporated herein by reference to Exhibit 3.3 to EQT GP Holdings, LP's Form S-1 Registration Statement (#333-202053) filed on February 12, 2015.

4.1
Indenture, dated as of August 1, 2014, by and among EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP), as issuer, the subsidiaries of EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP) party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee.
Incorporated herein by reference to Exhibit 4.1 to EQM Midstream Partners, LP's Form 8-K (#001-35574) filed on August 1, 2014.
4.2
First Supplemental Indenture, dated as of August 1, 2014, by and among EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP), as issuer, the subsidiaries of EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP) party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee.
Incorporated herein by reference to Exhibit 4.2 to EQM Midstream Partners, LP's Form 8-K (#001-35574) filed on August 1, 2014.
4.3
Second Supplemental Indenture, dated as of November 4, 2016, by and between EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP), as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee.
Incorporated herein by reference to Exhibit 4.2 to EQM Midstream Partners, LP's Form 8-K (#001-35574) filed on November 4, 2016.
4.4
Third Supplemental Indenture, dated as of June 25, 2018, by and between EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP), as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee.
Incorporated herein by reference to Exhibit 4.2 to EQM Midstream Partners, LP's Form 8-K (#001-35574) filed on June 25, 2018.
4.5
Fourth Supplemental Indenture, dated as of June 25, 2018, by and between EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP), as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee.
Incorporated herein by reference to Exhibit 4.4 to EQM Midstream Partners, LP's Form 8-K (#001-35574) filed on June 25, 2018.
4.6
Fifth Supplemental Indenture, dated as of June 25, 2018, by and between EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP), as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee.
Incorporated herein by reference to Exhibit 4.6 to EQM Midstream Partners, LP's Form 8-K (#001-35574) filed on June 25, 2018.
4.7	Shareholder and Registration Rights Agreement, dated as of November 12, 2018, by and between EQT Corporation and Equitrans Midstream Corporation.	Incorporated herein by reference to Exhibit 4.1 to Form 8-K (#001-38629) filed on November 13, 2018.
4.8
Rights Agreement, dated as of November 13, 2018, by and between Equitrans Midstream Corporation and American Stock Transfer & Trust Company, LLC, which includes the form of Statement of Designation as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.
Incorporated herein by reference to Exhibit 4.2 to Form 8-K (#001-38629) filed on November 13, 2018.
10.1*	EQM Midstream Services, LLC (formerly known as EQT Midstream Services, LLC) 2012 Long-Term Incentive Plan, dated as of July 2, 2012.	Incorporated herein by reference to Exhibit 10.5 to EQM Midstream Partners, LP's Form 8-K (#001-35574) filed on July 2, 2012.
10.2*	Form of EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP) Phantom Unit Award Agreement.	Incorporated herein by reference to Exhibit 10.6 to Amendment No. 2 to EQM Midstream Partners, LP's Form S-1 Registration Statement (#333-179487) filed on May 10, 2012.
10.3*	Form of EQM Midstream Services, LLC (formerly known as EQT Midstream Services, LLC) Director and/or Executive Officer Indemnification Agreement.	Incorporated herein by reference to Exhibit 10.15 to Amendment No. 3 to EQM Midstream Partners, LP's Form S-1 Registration Statement (#333-179487) filed on June 5, 2012.
10.4*	EQGP Services, LLC (formerly known as EQT GP Services, LLC) 2015 Long-Term Incentive Plan, dated as of May 15, 2015.	Incorporated herein by reference to Exhibit 10.3 to EQGP Holdings, LP's Form 8-K (#001-37380) filed on May 15, 2015.

10.5*	Form of EQGP Holdings, LP (formerly known as EQT GP Holdings, LP) Phantom Unit Award Agreement.	Incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to EQGP Holdings, LP's Form S-1/A Registration Statement (#333-202053) filed on April 1, 2015.
10.6*	Form of EQGP Services, LLC (formerly known as EQT GP Services, LLC) Director and/or Executive Officer Indemnification Agreement.	Incorporated herein by reference to Exhibit 10.3 to Amendment No. 1 to EQGP Holdings, LP's Form S-1/A Registration Statement (#333-202053) filed on April 1, 2015.
10.7(a)
Revolving Credit Agreement, dated as of October 31, 2018, by and among Equitrans Midstream Corporation, PNC Bank, National Association, as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other lenders party thereto.
Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-38629) filed on October 31, 2018.
10.7(b)
First Amendment to Credit Agreement, dated as of December 31, 2018, by and among Equitrans Midstream Corporation, the lender parties thereto, and PNC Bank, National Association, as Administrative Agent.
Incorporated herein by reference to Exhibit 10.2 to Form 8-K (#001-38629) filed on December 31, 2018.
10.8
Credit Agreement, dated as of December 31, 2018, by and among Equitrans Midstream Corporation, Goldman Sachs Bank USA, as Administrative Agent and Initial Lender, PNC Bank, National Association, as Collateral Agent, and the other lenders from time to time party thereto.
Incorporated herein by reference to Exhibit 10.1 Form 8-K (#001-38629) filed on December 31, 2018.
10.9
Third Amended and Restated Credit Agreement, dated as of October 31, 2018, by and among EQM Midstream Partners, LP, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other lenders party thereto.
Incorporated herein by reference to Exhibit 10.1 to EQM Midstream Partners, LP's Form 8-K (#001-35574) filed on October 31, 2018.
10.10
364-Day Term Loan Agreement, dated as of April 25, 2018, by and among EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP), Wells Fargo Bank, National Association, as Administrative Agent and a lender, and the other lenders party thereto.
Incorporated herein by reference to Exhibit 10.1 to EQM Midstream Partners, LP's Form 8-K (#001-35574) filed on April 26, 2018.
10.11	Sublease Agreement, effective as of March 1, 2011, by and between Equitrans, L.P. and EQT Production Company.	Incorporated herein by reference to Exhibit 10.12 to Amendment No. 2 to EQM Midstream Partners, LP's Form S-1/A Registration Statement (#333-179487) filed on May 10, 2012.
10.12	Amendment of Sublease Agreement, dated as of April 5, 2012, by and between Equitrans, L.P. and EQT Production Company.	Incorporated herein by reference to Exhibit 10.13 to Amendment No. 2 to EQM Midstream Partners, LP's Form S-1/A Registration Statement (#333-179487) filed on May 10, 2012.
10.13	EQT Guaranty dated as of April 25, 2012, executed by EQT Corporation in favor of Equitrans, L.P.	Incorporated herein by reference to Exhibit 10.11 to Amendment No. 2 to EQM Midstream Partners, LP's Form S-1/A Registration Statement (#333-179487) filed on May 10, 2012.
10.14
Transportation Service Agreement Applicable to Firm Transportation Service Under Rate Schedule FTS, Contract No. EQTR 18679-852, dated as of December 20, 2013, by and between Equitrans, L.P. and EQT Energy, LLC.
Incorporated herein by reference to Exhibit 10.16 to EQM Midstream Partners, LP's Form 10-K (#001-35574) for the year ended December 31, 2013.

10.15
Transportation Service Agreement Applicable to Firm Transportation Service Under Rate Schedule FTS, Contract No. EQTR 20242-852, dated as of September 24, 2014, by and between Equitrans, L.P. and EQT Energy, LLC.
Incorporated herein by reference to Exhibit 10.5 to EQM Midstream Partners, LP's Form 10-Q (#001-35574) for the quarterly period ended September 30, 2015.
10.16
Transportation Service Agreement Applicable to Firm Transportation Service Under Rate Schedule FTS, Contract No. CW2250463-1296, dated as of January 8, 2016, as amended through December 20, 2017, by and between Equitrans, L.P. and EQT Energy, LLC.
Incorporated herein by reference to Exhibit 10.13 to EQM Midstream Partners, LP's Form 10-K (#001-35574) for the year ended December 31, 2017.
10.17(a)
Jupiter Gas Gathering Agreement, effective as of May 1, 2014, by and among EQT Production Company and EQT Energy, LLC, on the one hand, and EQM Gathering Opco, LLC (as assignee of EQT Gathering, LLC), on the other hand. Specific items in this exhibit have been redacted, as marked by three asterisks [***], because confidential treatment for those items has been granted by the SEC. The redacted material has been separately filed with the SEC.
Incorporated herein by reference to Exhibit 10.1 to EQM Midstream Partners, LP's Form 10-Q (#001-35574) for the quarterly period ended June 30, 2014.
10.17(b)
Amendment No. 1 to Jupiter Gas Gathering Agreement, dated as of December 17, 2014, by and among EQT Production Company and EQT Energy, LLC, on the one hand, and EQM Gathering Opco, LLC, on the other hand.
Incorporated herein by reference to Exhibit 10.24(b) to EQM Midstream Partners, LP's Form 10-K (#001-35574) for the year ended December 31, 2015.
10.17(c)
Amendment No. 2 to Jupiter Gas Gathering Agreement, dated as of October 26, 2015, by and among EQT Production Company and EQT Energy, LLC, on the one hand, and EQM Gathering Opco, LLC, on the other hand. Specific items in this exhibit have been redacted, as marked by three asterisks [***], because confidential treatment for those items has been granted by the SEC. The redacted material has been separately filed with the SEC.
Incorporated herein by reference to Exhibit 10.24(c) to EQM Midstream Partners, LP's Form 10-K (#001-35574) for the year ended December 31, 2015.
10.17(d)
Amendment No. 3 to Jupiter Gas Gathering Agreement, dated as of August 1, 2016, by and among EQT Production Company and EQT Energy, LLC, on the one hand, and EQM Gathering Opco, LLC, on the other hand. Specific items in this exhibit have been redacted, as marked by three asterisks [***], because confidential treatment for those items has been granted by the SEC. The redacted material has been separately filed with the SEC.
Incorporated herein by reference to Exhibit 10.2 to EQM Midstream Partners, LP's Form 10-Q (#001-35574) for the quarterly period ended September 30, 2016.
10.17(e)	Amendment No. 4 to Jupiter Gas Gathering Agreement, dated as of June 1, 2017, by and among EQT Production Company and EQT Energy, LLC, on the one hand, and EQM Gathering Opco, LLC, on the other hand.	Incorporated herein by reference to Exhibit 10.2 to EQM Midstream Partners, LP's Form 10-Q (#001-35574) for the quarterly period ended June 30, 2017.
10.17(f)
Amendment No. 5 to Jupiter Gas Gathering Agreement, dated as of October 1, 2017, by and among EQT Production Company and EQT Energy, LLC, on the one hand, and EQM Gathering Opco, LLC, on the other hand. Specific items in this exhibit have been redacted, as marked by three asterisks [***], because confidential treatment for those items has been requested from the SEC. The redacted material has been separately filed with the SEC.
Incorporated herein by reference to Exhibit 10.14(f) to EQM Midstream Partners, LP's Form 10-K (#001-35574) for the year ended December 31, 2017.
10.18(a)
Gas Gathering Agreement for the Mercury, Pandora, Pluto and Saturn Gas Gathering Systems, effective as of March 1, 2015, by and among EQT Production Company and EQT Energy, LLC, on the one hand, and EQM Gathering Opco, LLC (as assignee of EQT Gathering, LLC), on the other hand. Specific items in this exhibit have been redacted, as marked by three asterisks [***], because confidential treatment for those items has been requested from the SEC. The redacted material has been separately filed with the SEC.
Incorporated herein by reference to Exhibit 10.2 to EQM Midstream Partners, LP's Form 8-K (#001-35574) filed on March 31, 2015.
10.18(b)
Amendment No. 1 to Gas Gathering Agreement for the Mercury, Pandora, Pluto and Saturn Gas Gathering Systems, dated as of September 18, 2015, by and among EQT Production Company and EQT Energy, LLC, on the one hand, and EQM Gathering Opco, LLC, on the other hand.
Incorporated herein by reference to Exhibit 10.25(b) to EQM Midstream Partners, LP's Form 10-K (#001-35574) for the year ended December 31, 2015.

10.18(c)
Amendment No. 2 to Gas Gathering Agreement for the Mercury, Pandora, Pluto and Saturn Gas Gathering Systems, dated as of March 30, 2017, by and among EQT Production Company and EQT Energy, LLC, on the one hand, and EQM Gathering Opco, LLC, on the other hand. Specific items in this exhibit have been redacted, as marked by three asterisks [***], because confidential treatment for those items has been requested from the SEC. The redacted material has been separately filed with the SEC.
Incorporated herein by reference to Exhibit 10.1 to EQM Midstream Partners, LP's Form 10-Q (#001-35574) for the quarterly period ended March 31, 2017.
10.19(a)
Gas Gathering Agreement for the WG-100 Gas Gathering System, effective as of March 1, 2015, by and among EQT Production Company and EQT Energy, LLC, on the one hand, and EQM Gathering Opco, LLC (as assignee of EQT Gathering, LLC), on the other hand. Specific items in this exhibit have been redacted, as marked by three asterisks [***], because confidential treatment for those items has been requested from the SEC. The redacted material has been separately filed with the SEC.
Incorporated herein by reference to Exhibit 10.3 to EQM Midstream Partners, LP's Form 8-K (#001-35574) filed on March 31, 2015.
10.19(b)
Amendment No. 1 to Gas Gathering Agreement for the WG-100 Gas Gathering System, dated as of April 1, 2017, by and among EQT Production Company and EQT Energy, LLC, on the one hand, and EQM Gathering Opco, LLC, on the other hand.
Incorporated herein by reference to Exhibit 10.1 to EQM Midstream Partners, LP's Form 10-Q (#001-35574) for the quarterly period ended June 30, 2017.
10.20(a)	Gas Gathering and Compression Agreement, dated as of December 22, 2014, by and among Rice Drilling B LLC, RM Partners LP (formerly known as Rice Midstream Partners LP) and Alpha Shale Resources LP.	Incorporated herein by reference to Exhibit 10.3 to Rice Midstream Partners LP's Form 8-K (#001-36789) filed on December 22, 2014.
10.20(b)
First Amendment to Gas Gathering and Compression Agreement, effective as of October 19, 2016, by and among Rice Drilling B LLC, Alpha Shale Resources LP and RM Partners LP (formerly known as Rice Midstream Partners LP). Specific items in this exhibit have been redacted, as marked by three asterisks [***], because confidential treatment for those items has been requested from the SEC. The redacted material has been separately filed with the SEC.
Incorporated herein by reference to Exhibit 10.50 to Registration Statement on Form 10-12B/A (#001-38629) filed on September 24, 2018.
10.21
Sixth Amended and Restated Cracker Jack Gas Gathering Agreement, dated as of February 28, 2017, by and among EQM Poseidon Midstream LLC (formerly known as Rice Poseidon Midstream LLC), EQT Energy, LLC and EQT Production Company. Specific items in this exhibit have been redacted, as marked by three asterisks [***], because confidential treatment for those items has been requested from the SEC. The redacted material has been separately filed with the SEC.
Incorporated herein by reference to Exhibit 10.14 to Rice Midstream Partners LP 's Form 10-K (#001-36789) for the year ended December 31, 2017.
10.22
Second Amended and Restated Gas Gathering and Compression Agreement, dated as of March 31, 2017, by and between Rice Drilling D LLC and EQM Olympus Midstream LLC (formerly known as Rice Olympus Midstream LLC). Specific items in this exhibit have been redacted, as marked by three asterisks [***], because confidential treatment for those items has been granted by the SEC. The redacted material has been separately filed with the SEC.
Incorporated herein by reference to Exhibit 10.3 to EQM Midstream Partners, LP's Form 10-Q (#001-35574) for the quarterly period ended June 30, 2018.
10.23	Amended and Restated Water Services Agreement, dated as of November 4, 2015, by and between Rice Drilling D LLC and Rice Water Services (PA) LLC.	Incorporated herein by reference to Exhibit 10.2 to Rice Midstream Partners LP's Form 8-K (#001-36789) filed on November 5, 2015.
10.24	Amended and Restated Water Services Agreement, dated as of November 4, 2015, by and between Rice Drilling B LLC and Rice Water Services (OH) LLC.	Incorporated herein by reference to Exhibit 10.3 to Rice Midstream Partners, LP's Form 8-K (#001-36789) filed on November 5, 2015.
10.25
Third Amended and Restated Limited Liability Company Agreement of Mountain Valley Pipeline, LLC, dated as of April 6, 2018, by and among MVP Holdco, LLC, US Marcellus Gas Infrastructure, LLC, WGL Midstream, Inc., Con Edison Gas Pipeline and Storage, LLC, RGC Midstream, LLC and Mountain Valley Pipeline, LLC. Specific items in this exhibit have been redacted, as marked by three asterisks [***], because confidential treatment for those items has been granted by the SEC. The redacted material has been separately filed with the SEC.
Incorporated herein by reference to Exhibit 10.1 to EQM Midstream Partners, LP's Form 10-Q/A (#001-35574) for the quarterly period ended March 31, 2018.

10.26
Assignment and Assumption Agreement, dated as of March 30, 2015, by and among Equitrans Gathering, LLC (formerly known as EQT Gathering, LLC), EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP) and MVP Holdco, LLC.
Incorporated herein by reference to Exhibit 10.3 to EQM Midstream Partners, LP's Form 10-Q (#001-35574) for the quarterly period ended March 31, 2015.
10.27	Omnibus Agreement, dated as of May 15, 2015, by and among EQGP Holdings, LP (formerly known as EQT GP Holdings, LP), EQGP Services, LLC (formerly known as EQT GP Services, LLC) and EQT Corporation.	Incorporated herein by reference to Exhibit 10.1 to EQGP Holdings, LP's Form 8-K (#001-37380) filed on May 15, 2015.
10.28
Secondment Agreement, dated as of December 7, 2017, by and among EQT Corporation, Equitrans Gathering, LLC (formerly known as EQT Gathering, LLC), Equitrans, L.P., EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP), and EQM Midstream Services, LLC (formerly known as EQT Midstream Services, LLC).
Incorporated herein by reference to Exhibit 10.1 to EQM Midstream Partners, LP's Form 8-K (#001-35574) filed on December 8, 2017.
10.29	Amended and Restated Omnibus Agreement, dated November 13, 2018, among EQT Corporation, EQM Midstream Partners, LP and EQM Midstream Services, LLC.	Incorporated herein by reference to Exhibit 10.1 to EQM Midstream Partners, LP's Form 8-K (#001-35574) filed on November 13, 2018.
10.30	Second Amended and Restated Omnibus Agreement, dated November 13, 2018, among EQT Corporation, RM Partners LP, EQM Midstream Management LLC, and EQM Poseidon Midstream LLC.	Incorporated herein by reference to Exhibit 10.2 to EQM Midstream Partners, LP's Form 8-K (#001-35574) filed on November 13, 2018.
10.31	Omnibus Agreement, dated as of November 13, 2018, by and among Equitrans Midstream Corporation, EQGP Holdings, LP, EQGP Services, LLC and, for certain limited purposes, EQM Midstream Partners, LP.	Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-38629) filed on November 13, 2018.
10.32	Omnibus Agreement, dated as of November 13, 2018, by and among Equitrans Midstream Corporation, EQM Midstream Partners, LP and EQM Midstream Services, LLC.	Incorporated herein by reference to Exhibit 10.2 to Form 8-K (#001-38629) filed on November 13, 2018.
10.33	Secondment Agreement, dated as of November 13, 2018, by and among Equitrans Midstream Corporation, EQM Midstream Partners, LP and EQM Midstream Services, LLC.	Incorporated herein by reference to Exhibit 10.3 to Form 8-K (#001-38629) filed on November 13, 2018.
10.34	Working Capital Loan Agreement, dated as of May 15, 2015, by and between EQGP Holdings, LP (formerly known as EQT GP Holdings, LP) and EQT Corporation.	Incorporated herein by reference to Exhibit 10.2 to EQGP Holdings, LP's Form 8-K (#001-37380) filed on May 15, 2015.
10.35	364-Day Uncommitted Revolving Loan Agreement, dated as of October 26, 2016, by and between EQT Corporation and EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP).	Incorporated herein by reference to Exhibit 10.1 to EQM Midstream Partners, LP's Form 10-Q (#001-35574) for the quarterly period ended September 30, 2016.
10.36	Working Capital Loan Agreement, dated as of November 13, 2018, between Equitrans Midstream Corporation and EQGP Holdings, LP.	Incorporated herein by reference to Exhibit 10.4 to Form 8-K (#001-38629) filed on November 13, 2018.
10.37	Equitrans Midstream Corporation Directors' Deferred Compensation Plan.	Incorporated herein by reference to Exhibit 4.3 to Registration Statement on Form S-8 (File No. 333-228340) filed on November 9, 2018.
10.38	Equitrans Midstream Corporation 2018 Long-Term Incentive Plan.	Incorporated herein by reference to Exhibit 4.3 to Registration Statement on Form S-8 (File No. 333-228337) filed on November 9, 2018.

10.39	Equitrans Midstream Corporation Executive Short-Term Incentive Plan.	Incorporated herein by reference to Exhibit 10.7 to Form 8-K (#001-38629) filed on November 13, 2018.
10.40	Equitrans Midstream Corporation 2018 Payroll Deduction and Contribution Program.	Incorporated herein by reference to Exhibit 10.8 to Form 8-K (#001-38629) filed on November 13, 2018.
10.41*	Letter Agreement, dated as of August 9, 2018, with Thomas F. Karam.	Incorporated herein by reference to Exhibit 10.57 to Registration Statement on Form 10-12B/A (#001-38629) filed on October 18, 2018.
10.42*	Letter Agreement, dated as of September 4, 2018, with Kirk R. Oliver.	Incorporated herein by reference to Exhibit 10.58 to Registration Statement on Form 10-12B/A (#001-38629) filed on October 18, 2018.
10.43*	Amended and Restated Confidentiality, Non-Solicitation and Non-Competition Agreement, dated as of January 15, 2019, with Diana M. Charletta	Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-38629) filed on January 22, 2019.
10.44(a)*	Amended and Restated Confidentiality, Non-Solicitation and Non-Competition Agreement, dated as of July 29, 2015, with Charlene Petrelli.	Incorporated herein by reference to Exhibit 10.64 to Registration Statement on Form 10-12B/A (#001-38629) filed on October 18, 2018.
10.44(b)*	Transition Agreement and General Release, dated as of January 3, 2019, with Charlene Petrelli.	Filed herewith as Exhibit 10.44(b).
10.45*	Amended and Restated Confidentiality, Non-Solicitation and Non-Competition Agreement, dated as of July 29, 2015, with Robert C. Williams.	Incorporated herein by reference to Exhibit 10.65 to Registration Statement on Form 10/A (#001-38629) filed on October 18, 2018.
10.46(a)*	Confidentiality, Non-Solicitation and Non-Competition Agreement, dated as of September 8, 2008, with Phillip D. Swisher.	Incorporated herein by reference to Exhibit 10.66 to Registration Statement on Form 10-12B/A (#001-38629) filed on October 18, 2018.
10.46(b)*	Amendment to Confidentiality, Non-Solicitation and Non-Competition Agreement, dated as of January 1, 2014, with Phillip D. Swisher.	Incorporated herein by reference to Exhibit 10.67 to Registration Statement on Form 10-12B/A (#001-38629) filed on October 18, 2018.
10.46(c)*	Second Amendment to Confidentiality, Non-Solicitation and Non-Competition Agreement, dated as of January 1, 2015, with Phillip D. Swisher.	Incorporated herein by reference to Exhibit 10.68 to Registration Statement on Form 10-12B/A (#001-38629) filed on October 18, 2018.
10.47*	Amended and Restated Confidentiality, Non-Solicitation and Non-Competition Agreement, dated as of November 13, 2018, by and between Equitrans Midstream Corporation and Thomas F. Karam.	Incorporated herein by reference to Exhibit 10.9 to Form 8-K (#001-38629) filed on November 13, 2018.
10.48*	Amended and Restated Confidentiality, Non-Solicitation and Non-Competition Agreement, dated as of November 13, 2018, by and between Equitrans Midstream Corporation and Kirk R. Oliver.	Incorporated herein by reference to Exhibit 10.10 to Form 8-K (#001-38629) filed on November 13, 2018.
10.49*	Form of Agreement of Assignment of Confidentiality, Non-Solicitation and Non-Competition Agreement.	Incorporated herein by reference to Exhibit 10.11 to Form 8-K (#001-38629) filed on November 13, 2018.

10.50*	Form of Equitrans Midstream Corporation Director and/or Executive Officer Indemnification Agreement.	Incorporated herein by reference to Exhibit 10.16 to Registration Statement on Form 10-12B/A (#001-38629) filed on October 18, 2018.
10.51	Unit Purchase Agreement, dated November 29, 2018, by and among Equitrans Midstream Corporation and funds managed by Neuberger Berman Investment Adviser LP.	Incorporated herein by reference to Exhibit (d)(8) to the Transaction Statement on Schedule 13E-3 filed by on November 30, 2018.
10.52	Unit Purchase Agreement, dated November 29, 2018, by and among Equitrans Midstream and funds managed by Goldman Sachs Asset Management, L.P.	Incorporated herein by reference to Exhibit (d)(9) to the Transaction Statement on Schedule 13E-3 filed by on November 30, 2018.
10.53	Unit Purchase Agreement, dated November 29, 2018, by and among Equitrans Midstream and funds managed by Cushing Asset Management, LP.	Incorporated herein by reference to Exhibit (d)(10) to the Transaction Statement on Schedule 13E-3 filed by on November 30, 2018.
10.54	Unit Purchase Agreement, dated November 29, 2018, by and among Equitrans Midstream and funds managed by Kayne Anderson Capital Advisors, L.P.	Incorporated herein by reference to Exhibit (d)(11) to the Transaction Statement on Schedule 13E-3 filed by on November 30, 2018.
10.55	Unit Purchase Agreement, dated November 29, 2018, by and between Equitrans Midstream and ZP Energy Fund, L.P.	Incorporated herein by reference to Exhibit (d)(12) to the Transaction Statement on Schedule 13E-3 filed by on November 30, 2018.
21.1	Schedule of Subsidiaries.	Filed herewith as Exhibit 21.1.
23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith as Exhibit 23.1
31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith as Exhibit 31.1.
31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith as Exhibit 31.2.
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Furnished herewith as Exhibit 32.
101	Interactive Data File.	Filed herewith as Exhibit 101.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Equitrans Midstream Corporation
(Registrant)

By:	/s/ THOMAS F. KARAM
Thomas F. Karam
President and Chief Executive Officer
February 14, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ THOMAS F. KARAM	President, Chief Executive	February 14, 2019
Thomas F. Karam	Officer and Director
(Principal Executive Officer)

/s/ KIRK R. OLIVER	Senior Vice President and Chief	February 14, 2019
Kirk R. Oliver	Financial Officer
(Principal Financial Officer)

/s/ PHILLIP D. SWISHER	Vice President and Chief	February 14, 2019
Phillip D. Swisher	Accounting Officer
(Principal Accounting Officer)

/s/ VICKY A. BAILEY	Director	February 14, 2019
Vicky A. Bailey

/s/ KENNETH M. BURKE	Director	February 14, 2019
Kenneth M. Burke

/s/ MARGARET K. DORMAN	Director	February 14, 2019
Margaret K. Dorman

/s/ DAVID L. PORGES	Chairman	February 14, 2019
David L. Porges

/s/ NORMAN J. SZYDLOWSKI	Director	February 14, 2019
Norman J. Szydlowski

/s/ ROBERT F. VAGT	Director	February 14, 2019
Robert F. Vagt