Form 10-Q
period 2019-03-31
Equitrans Midstream Corp
filed 2019-04-30
CIK 1747009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

As of March 31, 2019, 254,684 shares of common stock (in thousands), no par value, of the registrant were outstanding.

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
EQGP – EQGP Holdings, LP (formerly known as EQT GP Holdings, LP) and its subsidiaries.
EQM – EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP) (NYSE: EQM) and its subsidiaries.
EQT – EQT Corporation (NYSE: EQT) and its subsidiaries.
firm contracts – contracts for gathering, transmission or storage services that reserve an agreed upon amount of pipeline or storage capacity regardless of the capacity used by the customer during each month, and generally obligate the customer to pay a fixed, monthly charge.
gas – natural gas.
Mountain Valley Pipeline (MVP) – an estimated 300 mile, 42-inch diameter natural gas interstate pipeline with a targeted capacity of 2.0 Bcf per day that will span from EQM's existing transmission and storage system in Wetzel County, West Virginia to Pittsylvania County, Virginia, providing access to the growing Southeast demand markets.
MVP Southgate – a proposed 70-mile interstate pipeline that will extend from the MVP at Pittsylvania County, Virginia to new delivery points in Rockingham and Alamance Counties, North Carolina.
Mountain Valley Pipeline, LLC (MVP Joint Venture) – a joint venture among EQM and affiliates of each of NextEra Energy, Inc., Consolidated Edison, Inc. (Con Edison), AltaGas Ltd. and RGC Resources, Inc. that is constructing the MVP and the MVP Southgate and holds ownership interests in the MVP project and the MVP Southgate project.
Preferred Interest – the preferred interest that EQM has in EQT Energy Supply, LLC (EES).
RMP – RM Partners LP (formerly known as Rice Midstream Partners LP) and its subsidiaries.

Separation – the separation of EQT's midstream business, which was composed of the separately-operated natural gas gathering, transmission and storage and water services operations of EQT (the Midstream Business), from EQT's upstream business, which was composed of the natural gas, oil and natural gas liquids development, production and sales and commercial operations of EQT, which occurred on the Separation Date (defined herein).

Separation Date - November 12, 2018.
throughput – the volume of natural gas transported or passing through a pipeline, plant, terminal or other facility during a particular period.

Abbreviations	Measurements
ARO – asset retirement obligations	Btu = one British thermal unit
ASU – Accounting Standards Update	BBtu = billion British thermal units
FASB – Financial Accounting Standards Board	Bcf = billion cubic feet
FERC – U.S. Federal Energy Regulatory Commission	Dth = dekatherm or million British thermal units
GAAP – United States Generally Accepted Accounting Principles	Mcf = thousand cubic feet
IDRs – incentive distribution rights	MMBtu = million British thermal units
IPO – Initial Public Offering	MMcf = million cubic feet
IRS – U.S. Internal Revenue Service	MMgal = million gallons
SEC – U.S. Securities and Exchange Commission

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

EQUITRANS MIDSTREAM CORPORATION
 Statements of Condensed Consolidated Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2019	2018
	(Thousands, except per share amounts)
Operating revenues (a)	$389,782	$371,026
Operating expenses:
Operating and maintenance (b)	27,883	27,172
Selling, general and administrative (b)	32,178	27,213
Separation and other transaction costs (b)	8,782	15,573
Depreciation	50,511	41,342
Amortization of intangible assets	10,387	10,386
Total operating expenses	129,741	121,686
Operating income	260,041	249,340
Equity income (c)	31,063	8,811
Other income	1,861	904
Net interest expense (d)	60,949	12,102
Income before income taxes	232,016	246,953
Income tax expense	32,450	23,209
Net income	199,566	223,744
Less: Net income attributable to noncontrolling interests	143,267	141,015
Net income attributable to Equitrans Midstream	$56,299	$82,729

Earnings per share of common stock attributable to Equitrans Midstream Corporation:
Basic:
Weighted average common stock outstanding	254,776	254,432
Net income	$0.22	$0.33
Diluted:
Weighted average common stock outstanding	254,827	255,033
Net income	$0.22	$0.32

Statement of comprehensive income:
Net income	$199,566	$223,744
Other comprehensive loss, net of tax:
Pension and other post-retirement benefits liability adjustment, net of tax expense of $8	(295)	—
Other comprehensive loss	(295)	—
Comprehensive income	199,271	223,744
Less: Comprehensive income attributable to noncontrolling interests	143,267	141,015
Comprehensive income attributable to Equitrans Midstream Corporation	$56,004	$82,729

Dividends declared per common share	$0.45	$—

(a)	Operating revenues included related party revenues from EQT of $284.5 million and $265.6 million for the three months ended March 31, 2019 and 2018, respectively. See Note 7.

(b)
For the three months ended March 31, 2019, operating and maintenance expense included $2.4 million of charges to EQT. For the three months ended March 31, 2018, operating and maintenance expense included charges from EQT of $12.2 million. Selling, general and administrative expense included charges from EQT of $1.0 million for the three months ended March 31, 2019. Selling, general and administrative expense included charges from EQT of $24.6 million for the three months ended March 31, 2018. See Note 7. Separation and other transaction costs for the three months ended March 31, 2018 represents the expenses related to the Rice Merger, the EQM-RMP Mergers and the Drop-Down Transaction (each defined in Note 1) and included charges allocated to Equitrans Midstream from EQT of $15.6 million. See Notes 1 and 7.

(c)	Represents equity income from Mountain Valley Pipeline, LLC (the MVP Joint Venture). See Note 8.

(d)	Net interest expense included interest income on the Preferred Interest of $1.6 million and $1.7 million for the three months ended March 31, 2019 and 2018, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EQUITRANS MIDSTREAM CORPORATION
Statements of Condensed Consolidated Cash Flows (Unaudited)

	Three Months Ended March 31,
	2019	2018
	(Thousands)
Cash flows from operating activities:
Net income	$199,566	$223,744
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	50,511	41,342
Amortization of intangible assets	10,387	10,386
Deferred income taxes	32,450	699
Equity income	(31,063)	(8,811)
Other income	(1,997)	(1,065)
Non-cash long-term compensation expense	1,108	707
Changes in other assets and liabilities:
Accounts receivable	(9,989)	(20,791)
Accounts payable	(47,827)	52,215
Accrued interest	(38,828)	498
Other assets and other liabilities	(42,117)	(4,202)
Net cash provided by operating activities	122,201	294,722
Cash flows from investing activities:
Capital expenditures	(208,966)	(170,589)
Capital contributions to the MVP Joint Venture	(144,763)	(117,019)
Principal payments received on the Preferred Interest	1,141	1,079
Net cash used in investing activities	(352,588)	(286,529)
Cash flows from financing activities:
Proceeds from credit facility borrowings	684,000	304,000
Payments on credit facility borrowings	(230,500)	(128,000)
Cash paid for long-term debt	(1,500)	—
Net payments on EQGP's Working Capital Facility loan	—	(47)
Net distributions to EQT	—	(49,941)
Distributions paid to noncontrolling interest unitholders	(94,030)	(88,896)
Dividends paid	(104,251)	—
Purchase of EQGP common units	(238,455)	—
Net cash provided by financing activities	15,264	37,116

Net change in cash, restricted cash and cash equivalents	(215,123)	45,309
Cash, restricted cash and cash equivalents at beginning of period	294,172	121,004
Cash, restricted cash and cash equivalents at end of period (a)	$79,049	$166,313

Cash paid during the period for:
Interest, net of amount capitalized	$98,470	$13,532

Non-cash activity during the period for:
Settlement of transaction costs with EQT	$—	$87,982
Net settlement of current income taxes payable with EQT	$—	$54,033

(a)	Includes $29.0 million of cash and cash equivalents and $50.0 million of cash escrowed as of March 31, 2019 associated with the Bolt-on Acquisition (as defined in Note 3).
The accompanying notes are an integral part of these condensed consolidated financial statements.

EQUITRANS MIDSTREAM CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2019	December 31, 2018
	(Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$29,049	$294,172
Accounts receivable (net of allowance for doubtful accounts of $792 and $75 as of March 31, 2019 and December 31, 2018, respectively) (a)	265,137	255,496
Other current assets	16,835	19,171
Total current assets	311,021	568,839

Property, plant and equipment	6,658,545	6,469,846
Less: accumulated depreciation	(651,032)	(602,199)
Net property, plant and equipment	6,007,513	5,867,647

Investment in unconsolidated entity	1,673,325	1,510,289
Goodwill	1,239,269	1,239,269
Net intangible assets	565,726	576,113
Deferred income taxes	212,302	597,321
Restricted cash	50,000	—
Other assets	216,216	164,357
Total assets	$10,275,372	$10,523,835

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$6,000	$6,000
Accounts payable (b)	142,546	210,007
Capital contribution payable to the MVP Joint Venture	156,412	169,202
Accrued interest	41,408	80,236
Accrued liabilities	46,939	84,011
Total current liabilities	393,305	549,456

Credit facility borrowings	1,095,000	641,500
EQM senior notes	3,457,981	3,456,639
Long-term debt	562,200	562,105
Regulatory and other long-term liabilities	89,837	54,502
Total liabilities	5,598,323	5,264,202

Equity:
Common stock, no par value, 254,684 and 254,271 units issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	1,378,673	425,370
Retained earnings	(13,704)	33,932
Accumulated other comprehensive loss	(1,804)	(1,509)
Total common shareholders' equity	1,363,165	457,793
Noncontrolling interests	3,313,884	4,801,840
Total shareholders' equity	4,677,049	5,259,633
Total liabilities and shareholders' equity	$10,275,372	$10,523,835

(a)	Accounts receivable as of March 31, 2019 and December 31, 2018 included approximately $183.1 million and $175.9 million, respectively, of accounts receivable due from EQT.

(b)	Accounts payable as of March 31, 2019 and December 31, 2018 included approximately $0.4 million and $34.1 million, respectively, of accounts payable due to EQT.
The accompanying notes are an integral part of these condensed consolidated financial statements.

EQUITRANS MIDSTREAM CORPORATION
Statements of Condensed Consolidated Equity (Unaudited)

		Common Stock
					Accumulated
					Other
	Parent Net	Shares	No	Retained	Comprehensive	Noncontrolling	Total
	Investment	Outstanding	Par Value	Earnings	Loss	Interests	Equity
	(Thousands, except per unit amounts)
Balance at January 1, 2018	$1,143,769	—	$—	$—	$—	$5,094,995	$6,238,764
Net income	82,729	—	—	—	—	141,015	223,744
Net contributions from EQT	92,074	—	—	—	—	—	92,074
Share-based compensation plans	317	—	—	—	—	390	707
Distributions paid to noncontrolling interest unitholders ($1.025, $0.244 and $0.2917 per common unit for EQM, EQGP and RMP, respectively)	—	—	—	—	—	(88,896)	(88,896)
Net changes in ownership of consolidated entities	47	—	—	—	—	(64)	(17)
Balance at March 31, 2018	$1,318,936	—	$—	$—	$—	$5,147,440	$6,466,376

Balance at January 1, 2019	$—	254,271	$425,370	$33,932	$(1,509)	$4,801,840	$5,259,633
Other comprehensive income (net of tax):
Net income	—	—	—	56,299	—	143,267	199,566
Pension and other post-retirement benefits liability adjustment, net of tax expense of $8	—	—	—	316	(295)	—	21
Dividends ($0.41 per share)	—	—	—	(104,251)	—	—	(104,251)
Share-based compensation plans, net	—	413	853	—	—	255	1,108
Distributions paid to noncontrolling interest unitholders ($1.13 per common unit for EQM)	—	—	—	—	—	(94,030)	(94,030)
Purchase of EQGP common units	—	—	(38,648)	—	—	(199,807)	(238,455)
Net changes in ownership of consolidated entities (Note 2)	—	—	991,098	—	—	(1,337,641)	(346,543)
Balance at March 31, 2019	$—	254,684	$1,378,673	$(13,704)	$(1,804)	$3,313,884	$4,677,049
The accompanying notes are an integral part of these condensed consolidated financial statements.

EQUITRANS MIDSTREAM CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Financial Statements
Organization. On November 12, 2018, Equitrans Midstream, EQT and, for certain limited purposes, EQT Production Company, a wholly-owned subsidiary of EQT, entered into a separation and distribution agreement (the Separation and Distribution Agreement), pursuant to which, among other things, EQT effected the Separation, including the transfer of certain assets and liabilities to Equitrans Midstream, and distributed 80.1% of the then outstanding shares of common stock, no par value, of Equitrans Midstream (Equitrans Midstream common stock) to EQT shareholders of record as of the close of business on November 1, 2018 (the Distribution). The Distribution was effective at 11:59 p.m., Eastern Time, on November 12, 2018 (the Separation Date). EQT retained the remaining 19.9% of the outstanding shares in Equitrans Midstream (the Retained Interest).
Immediately following the Separation, the Company held investments in the entities then-conducting the Midstream Business, including limited and general partner interests in EQGP Holdings, LP (formerly known as EQT GP Holdings, LP) (EQGP), which, as of December 31, 2018, owned limited partner interests, the entire general partner interest and all of the incentive distribution rights (IDRs) in EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP) (NYSE: EQM) (EQM). As of December 31, 2018, the common units representing limited partner interests in EQGP were owned by Equitrans Gathering Holdings, LLC (formerly known as EQT Gathering Holdings, LLC) (Equitrans Gathering Holdings), EQM GP Corporation (EQM GP Corp) and Equitrans Midstream Holdings, LLC (EMH). Following the closing of the EQGP Unit Purchases and the exercise of the Limited Call Right (each defined and discussed in Note 2 and collectively referred to as the EQGP Buyout), EQGP became an indirect, wholly-owned subsidiary of Equitrans Midstream.
EQM owns, operates, acquires and develops midstream assets in the Appalachian Basin. As of December 31, 2018, EQM Midstream Services, LLC (formerly known as EQT Midstream Services, LLC) (the Former EQM General Partner) was a wholly-owned subsidiary of EQGP and EQM's general partner. As of December 31, 2018, EQGP Services, LLC (formerly known as EQT GP Services, LLC) (the Former EQGP General Partner or New EQM General Partner) was a wholly-owned subsidiary of Equitrans Gathering Holdings and EQGP's general partner.
Equitrans Midstream's assets, liabilities and results of operations also include the legacy assets of Rice Midstream Holdings LLC (Rice Midstream Holdings). EQT obtained control of Rice Midstream Holdings on November 13, 2017 (the Rice Merger Date), when, pursuant to the agreement and plan of merger dated June 19, 2017 by and among EQT, Rice Energy Inc. (Rice Energy) and a wholly-owned subsidiary of EQT (EQT Merger Sub), Rice Energy became a wholly-owned, indirect subsidiary of EQT, and EQT became the indirect parent of Rice Midstream Holdings (the Rice Merger). The operations of Rice Midstream Holdings were primarily conducted through Rice Midstream Partners LP (now known as RM Partners LP) (RMP), Rice West Virginia Midstream LLC (now known as EQM West Virginia Midstream LLC) (EQM West Virginia), Rice Olympus Midstream LLC (now known as EQM Olympus Midstream LLC) (EQM Olympus) and Strike Force Midstream Holdings LLC (Strike Force Holdings). At the Rice Merger Date, Strike Force Holdings owned 75% of the outstanding limited liability company interests in Strike Force Midstream LLC (Strike Force Midstream), a Delaware limited liability company. Rice Midstream Holdings, through its wholly-owned, indirect subsidiary Rice Midstream GP Holdings LP (RMGP), owned Rice Midstream Management LLC (now known as EQM Midstream Management LLC), RMP's general partner (the RMP General Partner), as well as limited partner interests and all of the IDRs in RMP. Rice Midstream Holdings controlled the RMP General Partner and therefore consolidated the results of RMP. In 2018, EQM obtained control of the operating entities of Rice Midstream Holdings through the following transactions:

•
On April 25, 2018, EQM, RMP and certain of their affiliates entered into an agreement and plan of merger, pursuant to which EQM acquired RMP and the RMP General Partner (the EQM-RMP Mergers). The EQM-RMP Mergers closed on July 23, 2018.

•
On May 1, 2018, EQM acquired the remaining outstanding limited liability company interests in Strike Force Midstream from Gulfport Midstream Holdings, LLC (Gulfport Midstream), an affiliate of Gulfport Energy Corporation, in exchange for $175 million in cash (the Gulfport Transaction). As a result, EQM owned 100% of Strike Force Midstream.

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
Basis of Presentation. As of December 31, 2018, the Former EQGP General Partner was a wholly-owned subsidiary of Equitrans Gathering and controlled EQGP through its general partner interest in EQGP; therefore, the financial statements of Equitrans Midstream consolidate EQGP. As of December 31, 2018, the Former EQM General Partner was a wholly-owned subsidiary of EQGP and controlled EQM through its general partner interest in EQM; therefore, the financial statements of EQGP consolidated EQM.
For each of the periods prior to the Separation presented in this Quarterly Report on Form 10-Q, the consolidated financial statements and related notes include the assets, liabilities and results of operations of the Midstream Business that were transferred to Equitrans Midstream upon the closing of the Distribution and represent the predecessor for accounting purposes of Equitrans Midstream (the Predecessor).
References in these financial statements to Equitrans Midstream or the Company refer collectively to Equitrans Midstream Corporation and the Predecessor as applicable for all periods presented.
Predecessor financial information has been derived from EQT's consolidated financial statements and accounting records and reflects the historical results of operations, financial position and cash flows of the Company as if the Midstream Business had been consolidated for all periods presented. The financial statements include expense allocations for certain corporate functions historically performed by EQT, such as executive oversight, accounting, treasury, tax, legal, supply chain, information technology and share-based compensation. See Note 7. The Company believes the assumptions underlying the consolidated financial statements are reasonable; however, as organizational structure and strategic focus dictate expenses incurred, the financial statements may not include all expenses that would have been incurred had the Company existed as a standalone, publicly traded company for the three months ended March 31, 2018. Similarly, the financial statements may not reflect the results of operations, financial position and cash flows had the Company existed as a standalone, publicly traded company during that period.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements include all adjustments (consisting of only normal, recurring adjustments, unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of the financial position of the Company as of March 31, 2019 and December 31, 2018, the results of its operations for the three months ended March 31, 2019 and 2018 and its cash flows and equity for the three months ended March 31, 2019 and 2018. The condensed consolidated balance sheet at December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements.
Due to the seasonal nature of EQM's utility customer contracts, the interim statements for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
For further information, refer to the Company's annual combined consolidated financial statements and related notes for the year ended December 31, 2018, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained therein.
Recently Issued Accounting Standards
In February 2016, the FASB issued ASU 2016-02, Leases. The standard requires entities to record assets and obligations for contracts currently recognized as operating leases. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. The update provides an optional transition method of adoption that permits entities to initially apply the standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Under the optional transition method, comparative financial information and disclosures are not required. The update also provides transition practical expedients. The standard requires disclosures of the nature, maturity and value of an entity's lease liabilities and elections taken by the entity. In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842): Codification Improvements, which, among other things, clarifies interim disclosure requirements in the year of ASU 2016-02 adoption.
The Company adopted ASU 2016-02, ASU 2018-11 and ASU 2019-01 on January 1, 2019 using the optional transition method of adoption. The Company uses a lease accounting system to monitor its current population of lease contracts. The Company implemented processes and controls to review new lease contracts for appropriate accounting treatment in the context of the standards and to generate disclosures required under the standards. For the disclosures required by the standards, see Note 4.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments. The standard amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, this standard eliminates the probable initial recognition threshold in current GAAP and, in its place, requires an entity to recognize its current estimate of all expected credit losses. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables and any other financial assets not excluded from the scope of the standard that have the contractual right to receive cash. The standard will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. The Company is currently evaluating the effect this standard will have on its financial statements and related disclosures.
In February 2018, the FASB issued ASU 2018-02, Income Statement, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted the standard in the first quarter of 2019 with no significant effect on its financial statements or related disclosures.
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
Following the adoption of ASU 2018-15, the Company began capitalizing certain implementation costs related to cloud computing arrangements that are service contracts. The capitalized portion of these costs are included in the property, plant and equipment line on the consolidated balance sheets and will be amortized over the term of the Company's hosting arrangement, which has a fixed term of 7 years. For the three months ended March 31, 2019, the Company did not recognize any amortization expense related to implementation costs on its cloud computing arrangements as such assets were not in use. The costs will be included in the selling, general and administrative expense line on the accompanying statements of consolidated operations when recognized.
In August 2018, the SEC adopted a final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, that amends certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The amendments also expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements, in that registrants must now analyze changes in stockholders’ equity, in the form of reconciliation, for the current and comparative year-to-date periods, with subtotals for each interim period. This final rule was effective on November 5, 2018 and the Company assessed the impact on its consolidated financial statements disclosures to be not significant. The Company adopted the final rule and began applying this disclosure change to its statement of consolidated equity in the first quarter of 2019.

2.	Investments in Consolidated, Non-Wholly-Owned Entities
Investment in EQGP
EQGP Unit Purchases. On December 31, 2018, the Company closed on the acquisition of an aggregate 14,560,281 EQGP common units pursuant to certain Unit Purchase Agreements with funds managed by Neuberger Berman Investment Adviser LP, funds managed by Goldman Sachs Asset Management, L.P., funds managed by Cushing Asset Management, LP, funds managed by Kayne Anderson Capital Advisors, L.P., and ZP Energy Fund, L.P. (the Initial Unit Purchase Closing) for an aggregate purchase price of $291.2 million. The Initial Unit Purchase Closing resulted in a reduction of additional paid-in capital of $46.8 million and a decrease in noncontrolling interest in consolidated subsidiaries of $244.4 million for the year ended December 31, 2018.

On January 2, 2019 and January 3, 2019, the Company closed on the acquisition of the remaining 804,140 EQGP common units purchased pursuant to the Unit Purchase Agreements for an aggregate purchase price of $16.1 million (together with the Initial Unit Purchase Closing on December 31, 2018, the EQGP Unit Purchases).
Limited Call Right. Following the Initial Unit Purchase Closing, on December 31, 2018, the Company exercised a limited call right (the Limited Call Right), provided for in Section 15.1(a) of the Second Amended and Restated Agreement of Limited Partnership of EQGP, dated October 12, 2018, pursuant to which, on January 10, 2019, the Company closed on the acquisition of the remaining 11,097,287 outstanding EQGP common units not owned by the Company or its affiliates for an aggregate purchase price of $221.9 million (such acquisition, together with the EQGP Unit Purchases, the EQGP Buyout), and EQGP became an indirect, wholly-owned subsidiary of the Company.
In connection with the completion of the EQGP Buyout on January 10, 2019, certain non-employee members of the Board of Directors of the Former EQGP General Partner stepped down from their roles and were paid $20.00 for each EQGP phantom unit that they held, which was, in the aggregate, 29,829 EQGP phantom units, including accrued distributions.
Termination of the EQGP Omnibus Agreement and EQGP Working Capital Facility. On January 10, 2019, in connection with the completion of the EQGP Buyout, EQGP's omnibus agreement with Equitrans Midstream and certain other parties and the EQGP Working Capital Facility with EQT (as defined in Note 9) were terminated. In connection with the termination of the EQGP Working Capital Facility, the Company agreed that all loans and other amounts outstanding and all other obligations of EQGP to the Company under the EQGP Working Capital Facility were deemed forgiven, satisfied, discharged and paid in full.
Investment in EQM
EQM IDR Transaction. On February 22, 2019, Equitrans Midstream completed its previously announced simplification transaction pursuant to that certain Agreement and Plan of Merger, dated as of February 13, 2019 (the IDR Merger Agreement) by and among Equitrans Midstream and certain related parties, pursuant to which, among other things, (i) Equitrans Merger Sub, LP, a party to the IDR Merger Agreement, merged with and into EQGP (the Merger) with EQGP continuing as the surviving limited partnership and a wholly owned subsidiary of EQM following the Merger, and (ii) each of (a) the IDRs, (b) the economic portion of the general partner interest in EQM and (c) the issued and outstanding EQGP common units were canceled, and, as consideration for such cancellation, certain affiliates of the Company received on a pro rata basis 80,000,000 newly-issued EQM common units and 7,000,000 newly-issued Class B units (Class B units), both representing limited partner interests in EQM, and EQGP Services, LLC retained the non-economic general partner interest in EQM (the EQM IDR Transaction). Additionally, as part of the EQM IDR Transaction, the 21,811,643 EQM common units held by EQGP were canceled and 21,811,643 EQM common units were issued pro rata to certain affiliates of Equitrans Midstream. As a result of the EQM IDR Transaction, EQGP Services, LLC replaced EQM Midstream Services, LLC as the general partner of EQM (the New EQM General Partner).
The Class B units are substantially similar in all respects to EQM common units, except that the Class B units are not entitled to receive distributions of available cash until the applicable Class B unit conversion date (or, if earlier, a change of control). The Class B units are divided into three tranches, with the first tranche of 2,500,000 Class B units becoming convertible at the holder's option into EQM common units on April 1, 2021, the second tranche of 2,500,000 Class B units becoming convertible at the holder's option into EQM common units on April 1, 2022 and the third tranche of 2,000,000 Class B units becoming convertible at the holder's option into EQM common units on April 1, 2023 (each, a Class B unit conversion date). Additionally, the Class B units will become convertible at the holder's option into EQM common units immediately before a change of control of EQM. After the applicable Class B unit conversion date (or, if earlier, a change of control), whether or not such Class B units have been converted into EQM common units, the Class B units will participate pro rata with the EQM common units in distributions of available cash.
The holders of Class B units vote together with the holders of EQM common units as a single class, except that Class B units owned by the general partner of EQM and its affiliates are excluded from voting if EQM common units owned by such parties are excluded from voting. Holders of Class B units are entitled to vote as a separate class on any matter that adversely affects the rights or preferences of the Class B units in relation to other classes of EQM partnership interests in any material respect or as required by law.
After giving effect to the EQM IDR Transaction, including the issuance of Class B units, Equitrans Gathering Holdings, EQM GP Corp and EMH, each a wholly-owned subsidiary of Equitrans Midstream, held 89,505,616, 89,536 and 27,650,303 EQM common units, respectively, representing an aggregate 56.5% limited partner interest in EQM as of March 31, 2019. Additionally, Equitrans Gathering Holdings, EQM GP Corp and EMH held 6,153,907, 6,155 and 839,938 EQM Class B units, respectively, representing an aggregate 3.4% limited partner interest in EQM as of March 31, 2019. Following completion of the EQM IDR Transaction and as of March 31, 2019, the Company owned, directly or indirectly 117,245,455 EQM common units and 7,000,000 Class B units (collectively representing a 59.9% limited partner interest in EQM) and the entire non-

economic general partner interest in EQM, while the public owned a 40.1% limited partner interest in EQM. Following the completion of the Private Placement (defined below), certain investors owned an aggregate of 24,605,291 Series A Preferred Units (defined below) and, taking into account such Series A Preferred Units issued in the Private Placement on an as-converted basis, as of March 31, 2019, the Company would have owned, directly or indirectly, a 53.5% limited partner interest in EQM, as well as the non-economic general partner interest in EQM.
During the three months ended March 31, 2019, as a result of the EQM IDR Transaction, the Company recorded, in the aggregate, a $991.1 million increase of common stock, no par value, a decrease in noncontrolling interest of $1.3 billion and a decrease in deferred tax asset of $346.5 million.
Series A Preferred Units. On March 13, 2019, EQM entered into a Convertible Preferred Unit Purchase Agreement (inclusive of certain Joinder Agreements entered into on March 18, 2019, the Preferred Unit Purchase Agreement) with certain investors to issue and sell in a private placement (the Private Placement) an aggregate of 24,605,291 Series A Perpetual Convertible Preferred Units (Series A Preferred Units) representing limited partner interests in EQM for a cash purchase price of $48.77 per Series A Preferred Unit, resulting in total gross proceeds of approximately $1.2 billion. The net proceeds from the Private Placement were used in part to fund the purchase price in the Bolt-on Acquisition (defined in Note 3) and to pay certain fees and expenses related to the Bolt-on Acquisition, and the remainder is expected to be used for general partnership purposes. The Private Placement closed concurrently with the closing of the Bolt-on Acquisition on April 10, 2019. See Note 3.
The Series A Preferred Units rank senior to all common units and Class B units representing limited partner interests in EQM with respect to distribution rights and rights upon liquidation. The Series A Preferred Units will vote on an as-converted basis with the EQM common units and Class B units and will have certain other class voting rights with respect to any amendment to EQM's partnership agreement or its certificate of limited partnership that would be adverse (other than in a de minimis manner) to any of the rights, preferences or privileges of the Series A Preferred Units.
The holders of the Series A Preferred Units are entitled to receive cumulative quarterly distributions at a rate of $1.0364 per Series A Preferred Unit for the first twenty distribution periods, and thereafter the quarterly distributions on the Series A Preferred Units will be an amount per Series A Preferred Unit for such quarter equal to (i) the Series A Preferred Unit purchase price of $48.77 per such unit, multiplied by (ii) a percentage equal to the sum of (A) the greater of (x) the 3-month LIBOR as of the second London banking day prior to the beginning of the applicable quarter and (y) 2.59%, and (B) 6.90%, multiplied by (iii) 25%. EQM will not be entitled to pay any distributions on any junior securities, including any EQM common units, prior to paying the quarterly distributions payable to the holders of Series A Preferred Units, including any previously accrued and unpaid distributions.
Each holder of the Series A Preferred Units may elect to convert all or any portion of the Series A Preferred Units owned by it into EQM common units initially on a one-for-one basis, subject to customary anti-dilution adjustments and an adjustment for any distributions that have accrued but not been paid when due and partial period distributions, at any time (but not more often than once per fiscal quarter) after April 10, 2021 (or earlier liquidation, dissolution or winding up of EQM), provided that any conversion is for at least $30 million (calculated based on the closing price of the common units on the trading day preceding notice of conversion) or such lesser amount if such conversion relates to all of a holder’s remaining Series A Preferred Units.
EQM may elect to convert all or any portion of the Series A Preferred Units into EQM common units at any time (but not more often than once per quarter) after April 10, 2021 if (i) the common units are listed for, or admitted to, trading on a national securities exchange, (ii) the closing price per common unit on the national securities exchange on which the common units are listed for, or admitted to, trading exceeds 140% of the Series A Preferred Unit purchase price of $48.77 per such unit for the 20 consecutive trading days immediately preceding notice of the conversion, (iii) the average daily trading volume of the common units on the national securities exchange on which the common units are listed for, or admitted to, trading exceeds 500,000 common units for the 20 consecutive trading days immediately preceding notice of the conversion, (iv) EQM has an effective registration statement on file with the SEC covering resales of the common units to be received by such holders upon any such conversion and (v) EQM has paid all accrued quarterly distributions in cash to the holders.
Shared Assets Transaction. On March 31, 2019, EQM entered into an Assignment and Bill of Sale (the Assignment and Bill of Sale) with the Company pursuant to which EQM acquired certain assets and assumed certain leases that primarily support EQM's operations for aggregate cash purchase price of $49.7 million (the initial purchase price), which reflected the net book value of in-service assets and expenditures made for assets not yet in-service and is subject to certain adjustments (collectively, the Shared Assets Transaction). Pursuant to the Assignment and Bill of Sale, EQM may assume an additional facilities lease, and may acquire certain additional assets from the Company for additional cash consideration reflecting the net book value of in-service assets and expenditures made with respect to assets not yet in-service. The initial purchase price was funded utilizing the EQM Credit Facility (defined in Note 9). Prior to the Shared Assets Transaction, EQM made quarterly payments to the Company based on fees allocated from the Company for use of in-service assets transferred to EQM in the transaction. In connection with the entry into the Assignment and Bill of Sale, the Omnibus Agreement among the Company, EQM and the New EQM General Partner (as successor to the Former EQM General Partner) was amended and restated in order to, among other things, govern the Company’s use, and payment for such use of the acquired assets following their conveyance to EQM and provide for reimbursement of EQM by the Company for expenses incurred by EQM in connection with such use.
EQM Cash Distribution. On April 23, 2019, the Board of Directors of the New EQM General Partner declared a cash distribution to EQM's unitholders for the first quarter of 2019 of $1.145 per EQM common unit. The cash distribution will be paid on May 14, 2019 to EQM's unitholders of record at the close of business on May 3, 2019. Based on the EQM common units outstanding on April 30, 2019, cash distributions paid by EQM to the Company will be approximately $134.2 million with respect to the Company's limited partner interest in EQM.

3.	2019 Acquisitions
Bolt-on Acquisition. On March 13, 2019, EQM entered into a Purchase and Sale Agreement (the Purchase and Sale Agreement) with North Haven Infrastructure Partners II Buffalo Holdings, LLC (NHIP), an affiliate of Morgan Stanley Infrastructure Partners, pursuant to which EQM acquired from NHIP a 60% Class A interest in Eureka Midstream Holdings, LLC (Eureka Midstream) and a 100% interest in Hornet Midstream Holdings, LLC (Hornet Midstream) (collectively, the Bolt-on Acquisition) for total consideration of approximately $1.03 billion, composed of approximately $860 million in cash and approximately $170 million of assumed pro-rata debt, subject to certain adjustments set forth in the Purchase and Sale Agreement. Eureka Midstream owns a 190-mile gathering header pipeline system in Ohio and West Virginia that services both dry Utica and wet Marcellus production. Hornet Midstream owns a 15-mile, high-pressure gathering system in West Virginia that connects to the Eureka Midstream system. In connection with the entry into the Purchase and Sale Agreement, EQM deposited $50.0 million with an escrow agent, which is presented in restricted cash on the consolidated balance sheet as of March 31, 2019. The deposit was credited towards the purchase price at the close of the acquisition. The Bolt-on Acquisition closed on April 10, 2019 and was funded through the Private Placement that closed concurrently with the Bolt-on Acquisition (defined herein) of Series A Perpetual Convertible Preferred Units representing limited partner interests in EQM that closed concurrently with the Bolt-on Acquisition. See Note 2 for further information regarding the Private Placement. As of the closing of the Bolt-on Acquisition, Eureka Midstream, LLC (Eureka), a wholly owned subsidiary of Eureka Midstream, had a $400 million credit facility, which is available for general business purposes, including financing maintenance and expansion capital expenditures related to the Eureka system and providing working capital for Eureka’s operations.
4.     Leases
As discussed in Note 1, the Company adopted ASU 2016-02, ASU 2018-11 and ASU 2019-01 on January 1, 2019 (the Adoption Date) using the optional transition method of adoption.
The Company elected a package of practical expedients that allows an entity to not reassess (i) whether a contract is or contains a lease, (ii) lease classification and (iii) initial direct costs. In addition, the Company elected the following practical expedients: (i) to not reassess certain land easements, (ii) to not apply the recognition requirements under the standard to short-term leases and (iii) to combine and account for lease and nonlease contract components as a lease, which requires the capitalization of fixed nonlease payments on the Adoption Date or lease effective date and the recognition of variable nonlease payments as variable lease expense. Nonlease payments include payments for property taxes and other operating and maintenance expenses incurred by the lessor but payable by the Company in connection with the leasing arrangement. On the Adoption Date, the Company recorded on its consolidated balance sheets an operating lease right-of-use asset and a corresponding operating lease liability of $49.7 million, reflecting the present value of future lease payments on the Company's facility and compressor lease contracts. The discount rate used to determine present value, referred to as the incremental borrowing rate, was based on the rate of interest that the Company estimated it would have to pay to borrow (on a collateralized-basis over a similar term) an amount equal to the lease payments in a similar economic environment as of the Adoption Date. The Company is required to reassess the incremental borrowing rate for any new and modified lease contracts as of the contract effective date. Adoption of the standard did not require an adjustment to the opening balance of retained earnings. As of the Adoption Date and March 31, 2019, the Company had no lease contracts classified as financing leases and was not a lessor; however, the Company was party to a subleasing arrangement whereby the Company, as sublessor, agreed to sublet office space to a third party.

The following table summarizes operating lease cost for the three months ended March 31, 2019.

Three Months Ended March 31, 2019
(Thousands)
Operating lease cost	$1,933
Short-term lease cost	405
Variable lease cost	13
Sublease (income)	(84)
Total lease cost	$2,267
Operating lease expense related to the Company's compressor lease contracts and facility lease contracts is reported in operating and maintenance expense and selling, general and administrative expense, respectively, on the Company's statement of condensed consolidated comprehensive income.
The current and noncurrent portions of the operating lease right-of-use asset are reported in other current assets and other assets, respectively, and the current and noncurrent portions of the operating lease liability are reported in accrued liabilities and regulatory and other long-term liabilities, respectively. As of March 31, 2019, the operating lease right-of-use asset and operating lease liability had balances of $48.3 million and $48.7 million, respectively, of which $0.5 million and $4.1 million, respectively, were classified as current. As of March 31, 2019, the weighted average remaining lease term was 11 years and the weighted average discount rate was 6.0%.
Schedule of Operating Lease Liability Maturities. The following table summarizes undiscounted cash flows owed by the Company to lessors pursuant to contractual agreements in effect as of March 31, 2019 and related imputed interest. The majority of the Company's lease agreements have multiple renewal periods at the Company's option; however, because none of the renewal periods are reasonably assured to be exercised, the associated operating lease payments have not been included in the table below.

March 31, 2019
(Thousands)
2019	$5,262
2020	6,275
2021	6,155
2022	6,229
2023	5,981
2024	5,901
Thereafter	30,663
Total	66,466
Less: imputed interest	17,793
Present value of operating lease liability	$48,673
5.    Financial Information by Business Segment
The Company, through its control of EQM, reports its operations in three segments that reflect its three lines of business of Gathering, Transmission and Water. Gathering includes EQM's high-pressure gathering lines and FERC-regulated low-pressure gathering line; Transmission includes EQM's FERC-regulated interstate pipeline and storage system; and Water consists of EQM's water pipelines, impoundment facilities, pumping stations, take point facilities and measurement facilities.
As discussed in Note 7, the financial statements include expense allocations for certain corporate functions historically performed by EQT. For periods prior to November 12, 2018, the financial statements may not include all expenses that would have been incurred had the Company existed as a standalone, publicly traded corporation for the entirety of such periods.

	Three Months Ended March 31,
	2019	2018
	(Thousands)
Revenues from external customers (including related parties):
Gathering	$261,881	$237,390
Transmission	109,859	106,934
Water	18,042	26,702
Total operating revenues	$389,782	$371,026
Operating income:
Gathering	$182,078	$171,035
Transmission	84,750	79,451
Water	1,186	15,312
Other (a)	(7,973)	(16,458)
Total operating income	$260,041	$249,340

Reconciliation of operating income to net income:
Equity income (b)	$31,063	$8,811
Other income	1,861	904
Net interest expense	60,949	12,102
Income tax expense	32,450	23,209
Net income	$199,566	$223,744

(a)
Other operating loss includes Separation and other transaction costs and the selling, general and administrative expenses incurred by the Company separate from and in addition to similar costs incurred by EQM.

(b)	Equity income is included in the Transmission segment.

	March 31, 2019	December 31, 2018
	(Thousands)
Segment assets:
Gathering	$6,234,581	$6,011,654
Transmission (a)	3,243,578	3,066,659
Water	242,334	237,602
Total operating segments	9,720,493	9,315,915
Headquarters, including cash	554,879	1,207,920
Total assets	$10,275,372	$10,523,835

(a)	The equity investment in the MVP Joint Venture is included in the Transmission segment.

	Three Months Ended March 31,
	2019	2018
	(Thousands)
Depreciation:
Gathering	$28,116	$23,068
Transmission	12,533	12,441
Water	6,416	5,771
Other	3,446	62
Total	$50,511	$41,342
Expenditures for segment assets:
Gathering	$158,000	$134,138
Transmission	18,762	18,929
Water	9,175	2,375
Other	3,396	—
Total (a)	$189,333	$155,442

(a)
The Company accrues capital expenditures when the work has been completed but the associated bills have not yet been paid. Accrued capital expenditures are excluded from the statements of condensed consolidated cash flows until they are paid. Accrued capital expenditures were approximately $89.7 million and $109.3 million at March 31, 2019 and December 31, 2018, respectively. Accrued capital expenditures were approximately $75.5 million and $90.7 million at March 31, 2018 and December 31, 2017, respectively.

6.    Revenue from Contracts with Customers
For the three months ended March 31, 2019 and 2018, all revenues recognized on the Company's statements of condensed consolidated operations are from contracts with customers. As of March 31, 2019 and December 31, 2018, all receivables recorded on the Company's condensed consolidated balance sheets represent performance obligations that have been satisfied and for which an unconditional right to consideration exists.
Summary of disaggregated revenues. The tables below provide disaggregated revenue information by business segment.

	Three Months Ended March 31, 2019
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues	$128,959	$99,224	$—	$228,183
Volumetric-based fee revenues	132,922	10,635	—	143,557
Water services revenues	—	—	18,042	18,042
Total operating revenues	$261,881	$109,859	$18,042	$389,782

	Three Months Ended March 31, 2018
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues	$109,933	$97,775	$—	$207,708
Volumetric-based fee revenues	127,457	9,159	—	136,616
Water services revenues	—	—	26,702	26,702
Total operating revenues	$237,390	$106,934	$26,702	$371,026
Summary of Remaining Performance Obligations. The following table summarizes the transaction price allocated to the Company's remaining performance obligations under all contracts with firm reservation fees and MVCs as of March 31, 2019.

	2019(a)	2020	2021	2022	2023	Thereafter	Total
	(Thousands)
Gathering firm reservation fees	$353,984	$563,215	$573,214	$573,214	$573,214	$2,312,931	$4,949,772
Gathering revenues supported by MVCs	55,503	74,617	74,413	74,413	74,413	68,689	422,048
Transmission firm reservation fees	283,230	345,456	340,937	335,850	295,947	2,178,142	3,779,562
Total	$692,717	$983,288	$988,564	$983,477	$943,574	$4,559,762	$9,151,382

(a)	April 1, 2019 through December 31, 2019

Based on total projected contractual revenues, including projected contractual revenues from future capacity expected from expansion projects that are not yet fully constructed for which the Company has executed firm contracts, the Company's firm gathering contracts and firm transmission and storage contracts had weighted average remaining terms of approximately 11 years and 15 years, respectively, as of March 31, 2019.

7.	Related Party Transactions
Related Party Transactions with EQT
As of March 31, 2019, EQT remained a related party following the Separation due to its ownership of the Retained Interest. In the ordinary course of business, the Company, through EQM, engaged, and continues to engage, as applicable, in transactions with EQT and its affiliates, including, but not limited to, gathering agreements, transportation service and precedent agreements, storage agreements and water service agreements.
EQGP's, EQM's and RMP's Omnibus Agreements with EQT. Prior to the Separation and Distribution, EQGP, EQM and RMP each had an omnibus agreement with EQT. Pursuant to the omnibus agreements, EQT performed centralized corporate general and administrative services for EQGP, EQM and RMP and provided a license for EQGP's and EQM's use of the name "EQT" and related marks in connection with their businesses. EQGP, EQM and RMP reimbursed EQT for the expenses incurred by EQT in providing these services. EQM's and RMP's omnibus agreements also provided for certain indemnification obligations between EQM and RMP, on the one hand, and EQT, on the other hand.
On November 12, 2018, EQT terminated the EQGP, EQM and RMP omnibus agreements. Certain indemnification obligations of EQT, EQM and RMP remain in effect following the termination and have been memorialized pursuant to (i) the amended and restated omnibus agreement, dated November 13, 2018, among EQT, EQM and the New EQM General Partner (as successor to the Former EQM General Partner), and (ii) the second amended and restated omnibus agreement, dated November 13, 2018, among EQT, EQT RE, LLC, RM Partners LP (formerly known as Rice Midstream Partners LP), EQM Midstream Management LLC (formerly known as Rice Midstream Management LLC) and EQM Poseidon Midstream LLC (formerly known as Rice Poseidon Midstream LLC). The Company is generally responsible for the surviving obligations of EQT under such agreements pursuant to the Separation and Distribution Agreement.
EQGP Working Capital Facility with EQT. See Note 9.
Transition Services Agreement. On November 12, 2018, in connection with the Separation and Distribution, the Company and EQT entered into a transition services agreement (as subsequently amended, the Transition Services Agreement). Pursuant to the Transition Services Agreement, each party agreed to provide certain services to the other on an interim, transitional basis, including services related to information technology, the administration of certain employee benefits and other corporate support services. The Company and EQT agreed to pay the other a fee for these services on a monthly basis. The Transition Services Agreement will terminate on the earliest to occur of (a) the expiration of the term of the last service provided under it and (b) the date that is the one year anniversary of the Distribution, subject to each party's right to terminate a service prior to the scheduled expiration date.
Tax Matters Agreement. On November 12, 2018, in connection with the Separation and Distribution, the Company and EQT entered into a tax matters agreement (the Tax Matters Agreement) that governs the parties' respective rights, responsibilities and obligations with respect to taxes (including taxes arising in the ordinary course of business and taxes, if any, incurred as a result of any failure of the Distribution and certain related transactions to qualify as generally tax-free for U.S. federal income tax purposes), tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and assistance and cooperation with respect to tax matters. In addition, the Tax Matters Agreement imposes certain restrictions on the Company and its subsidiaries, including restrictions on equity issuances, business combinations, sales of assets and similar transactions, that are designed to preserve the tax-free status of the Distribution and certain related transactions.
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

Related Party Transactions with EQM and EQGP
ETRN Omnibus Agreement. Pursuant to an omnibus agreement (the ETRN Omnibus Agreement), the Company performs centralized corporate, general and administrative services for EQM. In exchange, EQM reimburses the Company for the expenses incurred by the Company in providing these services. In connection with the entry into the Assignment and Bill of Sale, the ETRN Omnibus Agreement was amended and restated, to, among other things, govern the Company's use, and payment for such use, of the acquired assets following their conveyance to EQM. Pursuant to a secondment agreement, employees of the Company and its affiliates may be seconded to EQM to provide operating and other services with respect to EQM's business under the direction, supervision and control of EQM. EQM reimburses the Company and its affiliates for the services provided by the seconded employees. The expenses for which EQM reimburses the Company and its affiliates may not necessarily reflect the actual expenses that EQM would incur on a stand-alone basis. EQM is unable to estimate what those expenses would be on a stand-alone basis. In connection with the Separation, the Company assumed certain obligations from EQT to indemnify and reimburse EQM.
For the period from November 13, 2018 through January 10, 2019, in the case of EQGP, and through March 31, 2019 in the case of EQM, EQGP and EQM, respectively, reimbursed the Company for certain expenses related to corporate and general and administrative services provided by the Company pursuant to omnibus agreements between EQM and/or EQGP and the Company. These expenses may not necessarily reflect the actual expenses that EQM or EQGP would have incurred on a stand-alone basis. EQM and EQGP are unable to estimate what those costs would have been on a stand-alone basis. The omnibus agreement between EQGP and the Company was terminated on January 10, 2019. See Note 2.
On November 13, 2018, Equitrans Midstream entered into a working capital loan agreement with EQGP (the EQGP Working Capital Facility), through which the Company agreed to make interest-bearing loans available in an aggregate principal amount not to exceed $20 million outstanding at any one time. The EQGP Working Capital Facility was terminated on January 10, 2019. See Note 2. As of December 31, 2018, EQGP had approximately $1 million of borrowings outstanding under the EQGP Working Capital Facility, all of which was forgiven in connection with the termination of the EQGP Working Capital Facility. During the period from November 13, 2018 through December 31, 2018, the maximum outstanding borrowing was $3.3 million, the average daily balance was approximately $0.9 million and the weighted average annual interest rate was 4.1%.

8.	Investment in Unconsolidated Entity
The MVP Joint Venture is constructing the Mountain Valley Pipeline (MVP), an estimated 300-mile natural gas interstate pipeline that will span from northern West Virginia to southern Virginia. EQM is the operator of the MVP and owned a 45.5% interest in the MVP project as of March 31, 2019. The MVP Joint Venture is a variable interest entity because it has insufficient equity to finance its activities during the construction stage of the project. The Company, through EQM, is not the primary beneficiary of the MVP Joint Venture because the Company does not have the power to direct the activities that most significantly affect the MVP Joint Venture's economic performance. Certain business decisions, such as decisions to make distributions of cash, require a greater than 66 2/3% ownership interest approval, and no one member owns more than a 66 2/3% interest.
In April 2018, the MVP Joint Venture announced the MVP Southgate project, a proposed 70-mile interstate pipeline that will extend from the MVP at Pittsylvania County, Virginia to new delivery points in Rockingham and Alamance Counties, North Carolina. As of March 31, 2019, EQM had a 47.2% ownership interest in the MVP Southgate project and will operate the pipeline. Subject to approval by the FERC, the MVP Southgate project has a targeted in-service date of the fourth quarter of 2020.
In March 2019, the MVP Joint Venture issued a capital call notice for the funding of the MVP project to MVP Holdco, LLC (MVP Holdco), a direct, wholly-owned subsidiary of EQM, for $149.8 million, of which $25.5 million and $124.3 million is expected to be paid in May 2019 and June 2019, respectively. In addition, in March 2019, the MVP Joint Venture issued a capital call notice for the funding of the MVP Southgate project to MVP Holdco for $6.6 million, of which $0.8 million was paid in April 2019, and $1.2 million and $4.6 million is expected to be paid in May 2019 and June 2019, respectively. The capital contribution payable and the corresponding increase to the investment balance are reflected on the consolidated balance sheet as of March 31, 2019.
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
Equity income, which is primarily related to EQM's pro-rata share of the MVP Joint Venture's AFUDC on the construction of the MVP, is reported in equity income in the Company's statements of condensed consolidated operations.

Pursuant to the MVP Joint Venture's limited liability company agreement, EQM is obligated to issue a performance guarantee in favor of the MVP Joint Venture to provide performance assurances of MVP Holdco's obligations to fund its proportionate share of the construction budget for the MVP project. In January 2019, EQM issued a performance guarantee in an amount equal to 33% of EQM's proportionate share of the construction budget for the MVP project, which was $261 million at the time of issuance. The amount of the performance guarantee will decrease based on the capital contributions made by MVP Holdco to the MVP Joint Venture. As of March 31, 2019, the performance guarantee remained at $261 million.
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
As of March 31, 2019, EQM's maximum financial statement exposure related to the MVP Joint Venture was approximately $1,792 million, which consists of the investment in unconsolidated entity balance on the consolidated balance sheet as of March 31, 2019 and amounts that could have become due under EQM's performance guarantees as of that date.
The following tables summarize the unaudited condensed financial statements of the MVP Joint Venture.
Condensed Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(Thousands)
Current assets	$696,893	$687,657
Non-current assets	3,526,691	3,223,220
Total assets	$4,223,584	$3,910,877

Current liabilities	$571,907	$617,355
Non-current liabilities	2,192	—
Equity	3,649,485	3,293,522
Total liabilities and equity	$4,223,584	$3,910,877
Condensed Statements of Consolidated Operations

	Three Months Ended March 31,
	2019	2018
	(Thousands)
Environmental remediation reserve	$(2,192)	$—
Other income	2,913	534
Net interest income	20,235	5,649
AFUDC — equity	47,216	13,182
Net income	$68,172	$19,365

9.	Debt
Equitrans Midstream Credit Facility. In October 2018, Equitrans Midstream entered into a credit facility agreement that provides for $100 million in borrowing capacity and matures in October 2023 (the Equitrans Midstream Credit Facility). Equitrans Midstream amended the Equitrans Midstream Credit Facility on December 31, 2018 to, among other things, permit the incurrence of the borrowings under the Term Loan Credit Agreement (defined herein). The Equitrans Midstream Credit Facility is available for general corporate purposes and to fund ongoing working capital requirements. Subject to satisfaction of certain conditions, the Equitrans Midstream Credit Facility has an accordion feature that allows the Company to increase the available borrowings under the facility by up to an additional $200 million. The Equitrans Midstream Credit Facility has a sublimit of up to $25 million for same-day swing line advances and a sublimit of up to $15 million for letters of credit. The Company had $13 million of borrowings outstanding and no letters of credit outstanding under the Equitrans Midstream Credit Facility as of March 31, 2019. The Company had $17 million of borrowings outstanding and no letters of credit outstanding under the Equitrans Midstream Credit Facility as of December 31, 2018. During the three months ended March 31, 2019, the maximum outstanding borrowings was $44 million, the average daily balance was approximately $12 million and the weighted average annual interest rate for the period was 4.2%.

Equitrans Midstream Term Loan Facility. In December 2018, Equitrans Midstream entered into a term loan credit agreement (the Term Loan Credit Agreement) that provides for a senior secured term loan facility in an aggregate principal amount of $600 million and matures in January 2024 (the Term Loans). The Company received net proceeds from the Term Loans of $568.1 million, inclusive of a discount of $18.0 million and estimated debt issuance costs of $13.9 million. The net proceeds were used to fund the EQGP Buyout, including certain fees, costs and expenses in connection therewith, and the remainder was used for general corporate purposes. The Term Loan Credit Agreement provides the Company with the right to request incremental term loans in an aggregate amount of up to $150 million minus the aggregate commitments under the Equitrans Midstream Credit Facility (or any other permitted pari passu revolving credit agreement then in effect), plus the amount of any voluntary prepayment in respect of the Term Loans. The lenders under the Term Loan Credit Agreement are under no obligation to provide such incremental commitments or term loans and any addition of or increase in commitments or term loans is subject to certain customary conditions precedent. As of March 31, 2019, the current portion of the Term Loans was $6.0 million and is recorded in the current portion of long-term debt on the condensed consolidated balance sheet. The Company had $598.5 million of borrowings outstanding and no letters of credit outstanding under the Term Loan Credit Agreement as of March 31, 2019. The Company had $600 million of borrowings outstanding and no letters of credit outstanding under the Term Loan Credit Agreement as of December 31, 2018. During the three months ended March 31, 2019, the weighted average annual interest rate for the period was 7.0%.
EQGP Working Capital Facility with EQT. Prior to the Separation, EQGP had a working capital loan agreement with EQT (the EQGP Working Capital Facility with EQT), through which EQT agreed to make interest-bearing loans available in an aggregate principal amount not to exceed $50 million outstanding at any one time. Borrowings outstanding under the EQGP Working Capital Facility with EQT were presented in accounts payable as an amount due to related party on the consolidated balance sheet. On November 12, 2018, EQGP repaid $3.2 million of borrowings outstanding under the facility, and EQT terminated the working capital loan agreement. During the three months ended March 31, 2018, the maximum outstanding borrowing was $0.2 million and the weighted average annual interest rate was approximately 3.1%.
EQM Revolving Credit Facility. On October 31, 2018, EQM amended and restated its credit facility to increase the borrowing capacity from $1 billion to $3 billion and extend the term to October 2023 (the EQM Credit Facility). The EQM Credit Facility is available for general partnership purposes, including to purchase assets, and to fund working capital requirements and capital expenditures, pay distributions and repurchase units. Subject to satisfaction of certain conditions, the EQM Credit Facility has an accordion feature that allows EQM to increase the available borrowings under the facility by up to an additional $750 million. The EQM Credit Facility has a sublimit of up to $250 million for same-day swing line advances and a sublimit of up to $400 million for letters of credit. In addition, EQM has the ability to request that one or more lenders make available term loans under the EQM Credit Facility, subject to the satisfaction of certain conditions. Such term loans would be secured by cash and qualifying investment grade securities. EQM's obligations under the revolving portion of the EQM Credit Facility are unsecured. As of March 31, 2019, EQM had approximately $1.1 billion of borrowings outstanding and $1 million of letters of credit outstanding under the EQM Credit Facility. As of December 31, 2018, EQM had approximately $625 million of borrowings outstanding and $1 million of letters of credit outstanding under the EQM Credit Facility. During the three months ended March 31, 2019, the maximum outstanding borrowings was $1.1 billion, the average daily balance was approximately $942 million and the weighted average annual interest rate for the period was approximately 3.9%. During the three months ended March 31, 2018, the maximum outstanding borrowings was $420 million, the average daily balance was approximately $301 million and the weighted average annual interest rate for the period was approximately 3.0%.
EQM $2.5 Billion Senior Notes. During the second quarter of 2018, EQM issued 4.75% senior notes due July 2023 in the aggregate principal amount of $1.1 billion, 5.50% senior notes due July 2028 in the aggregate principal amount of $850 million and 6.50% senior notes due July 2048 in the aggregate principal amount of $550 million (collectively, the EQM $2.5 Billion Senior Notes). EQM received net proceeds from the offering of approximately $2,465.8 million, inclusive of a discount of $11.8 million and estimated debt issuance costs of $22.4 million. The net proceeds were used to repay the outstanding balances under the EQM Term Loan Facility (defined below) and the RMP $850 Million Facility (defined below), and the remainder was used for general partnership purposes. The EQM $2.5 Billion Senior Notes were issued pursuant to new supplemental indentures to EQM's existing indenture dated August 1, 2014. The EQM $2.5 Billion Senior Notes contain covenants that limit EQM's ability to, among other things, incur certain liens securing indebtedness, engage in certain sale and leaseback transactions and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all of EQM's assets.
EQM 4.125% and 4.00% Senior Notes. In the fourth quarter of 2016, EQM issued $500 million aggregate principal amount of 4.125% senior notes due December 2026 (the 4.125% Senior Notes). EQM used the net proceeds from the offering to repay the then outstanding borrowings under a predecessor to the EQM Credit Facility and for general partnership purposes. In the third quarter of 2014, EQM issued $500 million aggregate principal amount of 4.00% senior notes due August 2024 (the 4.00% Senior Notes). EQM used the net proceeds from the offering to repay the outstanding borrowings under a predecessor to the EQM Credit Facility and for general partnership purposes.

Both the 4.125% Senior Notes and the 4.00% Senior Notes contain covenants that limit EQM's ability to, among other things, incur certain liens securing indebtedness, engage in certain sale and leaseback transactions and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all of EQM's assets.
EQM Term Loan Facility. On April 25, 2018, EQM entered into a $2.5 billion unsecured multi-draw 364-day term loan facility with a syndicate of lenders (the EQM Term Loan Facility). The EQM Term Loan Facility was used to fund the cash consideration for the Drop-Down Transaction, to repay borrowings under EQM's then-existing revolving credit facility and for other general partnership purposes. In connection with EQM's issuance of the EQM $2.5 billion Senior Notes (defined above), on June 25, 2018, the balance outstanding under the EQM Term Loan Facility was repaid and the EQM Term Loan Facility was terminated. As a result of the termination, EQM expensed $3 million of deferred issuance costs. From April 25, 2018 through June 25, 2018, the maximum amount of EQM's outstanding borrowings under the EQM Term Loan Facility at any time was $1,825 million and the average daily balance was approximately $1,231 million. EQM incurred interest at a weighted average annual interest rate of approximately 3.3% for the period from April 25, 2018 through June 25, 2018.
RMP $850 Million Facility. RM Operating LLC (formerly Rice Midstream OpCo LLC), a wholly-owned subsidiary of RMP, had an $850 million credit facility (the RMP $850 Million Facility). In connection with the completion of the EQM-RMP Mergers, on July 23, 2018, EQM repaid the approximately $260 million of borrowings outstanding under the RMP $850 Million Facility and the RMP $850 Million Facility was terminated. Prior to its termination, the RMP $850 Million Facility was available for general partnership purposes, including to purchase assets, and to fund working capital requirements and capital expenditures, pay distributions and repurchase units. The RMP $850 Million Facility was secured by mortgages and other security interests on substantially all of RMP's properties and was guaranteed by RMP and its restricted subsidiaries. During the three months ended March 31, 2018, the maximum outstanding borrowings were $336 million, the average daily balance was approximately $308 million and the weighted average annual interest rate for the period was approximately 3.6%.
As of March 31, 2019, ETRN and EQM were in compliance with all debt provisions and covenants.

10.	Fair Value Measurements
The carrying values of cash and cash equivalents, accounts receivable, amounts due to/from related parties and accounts payable approximate fair value due to the short maturity of the instruments; as such, their fair values are Level 1 fair value measurements. The carrying value of the credit facility borrowings approximates fair value as the interest rates are based on prevailing market rates; this is considered a Level 1 fair value measurement. As the Company's borrowings under the Term Loan Credit Agreement and EQM's senior notes are not actively traded, their fair values are estimated using an income approach model that applies a discount rate based on prevailing market rates for debt with similar remaining time-to-maturity and credit risk; as such, their fair values are Level 2 fair value measurements. As of March 31, 2019 and December 31, 2018, the estimated fair value of the Company's borrowings under the Term Loan Credit Agreement was approximately $602 million and $590 million, respectively, and the carrying value of the Company's borrowings under the Term Loan Credit Agreement was approximately $568 million for both periods. As of March 31, 2019 and December 31, 2018, the estimated fair value of EQM's senior notes was approximately $3,504 million and $3,425 million, respectively, and the carrying value of EQM's senior notes was approximately $3,458 million and $3,457 million, respectively. The fair value of the Preferred Interest is a Level 3 fair value measurement and is estimated using an income approach model that applies a market-based discount rate. As of March 31, 2019 and December 31, 2018, the estimated fair value of the Preferred Interest was approximately $124 million and $122 million, respectively, and the carrying value of the Preferred Interest was approximately $114 million and $115 million, respectively.

11.	Earnings Per Share
In connection with the Distribution described in Note 1, and based on the 254,586,700 shares of outstanding common stock of EQT (EQT common stock) as of the record date for the Distribution, the Company issued 254,268,864 shares of Equitrans Midstream common stock. As of March 31, 2019, there were 254,683,550 shares of Equitrans Midstream common stock outstanding, of which EQT owned 50,599,503.
Potentially dilutive securities (options and restricted awards) included in the calculation of diluted earnings per share totaled 50,876 and 601,622 for the three months ended March 31, 2019 and 2018, respectively.
For periods prior to the Separation Date, earnings per share shown on the statements of condensed consolidated comprehensive income were calculated based on the shares of Equitrans Midstream common stock distributed in connection with the Separation and Distribution and is considered pro forma in nature. Prior to the Separation Date, the Company did not have any issued or outstanding common stock (other than shares owned by EQT).

12.     Income Taxes
The effective tax rate was 14.0% for the three months ended March 31, 2019, compared to 9.4% for the three months ended March 31, 2018. The effective tax rate is higher for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 because of Rice Midstream Holdings' income not subject to tax expense and higher income attributable to noncontrolling limited partners in 2018. Prior to October 22, 2018, Rice Midstream Holdings was a multi-member limited liability company; therefore, the earnings of Rice Midstream Holdings and its subsidiaries were not subject to federal income tax. In the fourth quarter of 2018, Rice Midstream Holdings was merged out of existence as part of internal restructurings. Excluding other items, the effective tax rates for both periods are lower than the statutory rates because the Company does not record income tax expense on the portion of its income attributable to the noncontrolling limited partners of EQM and, for the period prior to the Limited Call Right, attributable to the noncontrolling limited partners of EQGP.

13.	Consolidated Variable Interest Entities
As of March 31, 2019, the Company determined EQM to be a variable interest entity. In addition, as of December 31, 2018, EQGP was also a variable interest entity. Through the Company's ownership and control of the general partners of EQGP and EQM, the Company had the power to direct the activities that most significantly affected EQGP's and EQM's economic performance during the periods presented.
Through its limited and general partner interests in EQGP prior to the EQM IDR Transaction, its limited partner interest in EQM and through EQGP's general partner interest, limited partner interest and IDRs in EQM prior to the EQM IDR Transaction, the Company had the right to receive benefits from, as well as the obligation to absorb the losses of, EQGP and EQM.
On January 10, 2019, following the completion of the EQGP Buyout, EQGP became an indirect, wholly-owned subsidiary of the Company. As the Company is the primary beneficiary of and has a controlling financial interest in EQGP and EQM, the Company consolidated EQGP, which, prior to the EQGP Buyout, consolidated EQM for the periods presented. See Note 2. In addition, for discussion of related party transactions, see Note 7. The Company continues to consolidate EQM.
The risks associated with the operations of EQM are discussed in its Annual Report on Form 10-K for the year ended December 31, 2018, as updated by any Quarterly Reports on Form 10-Q. See further discussion of the impact that ETRN's ownership and control of EQM had on ETRN's financial position, results of operations and cash flows included in ETRN's Annual Report on Form 10-K for the year ended December 31, 2018, including in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The following table presents assets and liabilities included in the Company's consolidated balance sheets that were for the use or obligation of EQM, inclusive of receivables and payables due from or to related parties.

	March 31, 2019	December 31, 2018
	(Thousands)
ASSETS
Cash and cash equivalents	$23,839	$17,515
Accounts receivable (a)	259,340	254,390
Other current assets	13,286	14,909
Net property, plant and equipment (b)	5,995,385	5,806,628
Investment in unconsolidated entity	1,673,325	1,510,289
Goodwill	1,123,813	1,123,813
Net intangible assets	565,726	576,113
Restricted cash	50,000	—
Other assets	183,871	152,464
LIABILITIES
Accounts payable (a)	$143,186	$207,877
Capital contribution payable to the MVP Joint Venture	156,412	169,202
Accrued interest	41,302	80,199
Accrued liabilities	20,165	20,672
Credit facility borrowings	1,082,000	625,000
EQM Senior notes	3,457,981	3,456,639
Regulatory and other long-term liabilities	67,414	38,724

(a)
Accounts receivable as of March 31, 2019 and December 31, 2018 included $182.2 million and $174.8 million, respectively, of receivables due from EQT. Accounts payable as of December 31, 2018 included approximately $34.0 million of related party accounts payable to EQT. There was no related party balance with EQT included in accounts payable as of March 31, 2019.

(b)	Includes approximately $49.7 million conveyed to EQM in the Shared Assets Transaction primarily consisting of IT infrastructure, office equipment, vehicles and office leases. See Note 2.
The following table summarizes EQM's statements of consolidated operations and cash flows, inclusive of transactions with related parties.

	Three Months Ended March 31,
	2019	2018
	(Thousands)
Operating revenues	$389,782	$371,026
Operating expenses	121,768	105,228
Other expenses, net	(16,083)	(2,955)
Net income	$251,931	$262,843

Net cash provided by operating activities	$160,973	$283,958
Net cash used in investing activities	$(350,357)	$(286,529)
Net cash provided by financing activities	$245,708	$29,388
14.     Stock-based Compensation Plans
2019 Performance Share Unit Program. Effective in 2019, the Management Development and Compensation Committee of the Board of Directors of the Company (the Compensation Committee) adopted the 2019 Performance Share Unit Program (2019 PSU Program) under the 2018 Long-Term Incentive Plan. The 2019 PSU Program was established to align the interests of key employees with the interests of shareholders and the strategic objectives of the Company.
A total of 726,835 units were granted on March 1, 2019 under the 2019 PSU Program. The vesting of the units under the 2019 PSU Program will occur upon payment after December 31, 2021 (the end of the three-year performance period). The payout will vary between zero and 200% of the number of outstanding units contingent upon a combination of the level of total shareholder return relative to a predefined peer group and the cumulative total shareholder return per share over the period January 1, 2019 through December 31, 2021. If earned at the target payout level of 100%, 496,768 of the 2019 PSU Program units are expected to be distributed in Company common stock and 230,067 of the 2019 PSU Program units are expected to be paid in cash.
2019 Restricted Stock and Restricted Stock Unit Awards. Effective March 1, 2019, the Compensation Committee granted 331,180 restricted stock equity and 244,195 restricted stock unit liability awards. The restricted stock equity awards and restricted stock unit liability awards will be fully vested at the end of the three-year period commencing on January 1, 2019, assuming continued employment.
15.     Subsequent Events
See Notes 2 and 3 for a discussion of the Private Placement and Bolt-on Acquisition, respectively, both of which closed on April 10, 2019.

EQUITRANS MIDSTREAM CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of financial condition and results of operations in conjunction with the condensed consolidated financial statements, and the notes thereto, included elsewhere in this report.
CAUTIONARY STATEMENTS
Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Section 27A of the Securities Act of 1933, as amended (the Securities Act). Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as "anticipate," "estimate," "could," "would," "will," "may," "forecast," "approximate," "expect," "project," "intend," "plan," "believe" and other words of similar meaning in connection with any discussion of future operating or financial matters. Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the matters discussed in the section captioned "Outlook" in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the expectations of plans, strategies, objectives, and growth and anticipated financial and operational performance of Equitrans Midstream and EQM, including guidance regarding EQM's gathering, transmission and storage and water service revenue and volume growth; projected revenue and expenses; the weighted average contract life of gathering, transmission and storage and water services contracts; infrastructure programs (including the timing, cost, capacity and sources of funding with respect to gathering, transmission and storage and water expansion projects); the cost, capacity, timing of regulatory approvals, final design and targeted in-service dates of current projects; the ultimate terms, partners and structure of the MVP Joint Venture; expansion and integration and optimization projects in EQM's operating areas and in areas that would provide access to new markets; EQM's ability to provide produced water handling services and realize expansion and optimization and integration opportunities and related capital avoidance; acquisitions and other strategic transactions, including joint ventures and the completed acquisition of interests in Eureka Midstream Holdings, LLC (Eureka Midstream) and Hornet Midstream Holdings, LLC (Hornet Midstream), and EQM's ability to identify and complete transactions, and effectively integrate transactions (including Eureka Midstream and Hornet Midstream) into EQM's operations and achieve anticipated synergies and accretion associated with transactions, including through increased scale, expected accretion from acquisitions; credit rating impacts associated with MVP and acquisitions and changes in Equitrans Midstream’s and EQM’s respective credit ratings; the timing and amount of future issuances of securities; effects of conversion, if at all, of EQM securities; effects of seasonality; expected cash flows and minimum volume commitments; capital commitments; projected capital contributions and capital and operating expenditures, including the amount and timing of reimbursable capital expenditures, capital budget and sources of funds for capital expenditures; dividend and distribution amounts and timing, rates and growth; the effect and outcome of pending and future litigation and regulatory proceedings; the effect of commodity prices on EQM's business; liquidity and financing requirements, including sources and availability; the Company's and EQM's and EQM's subsidiaries' respective abilities to service debt under, and comply with the covenants contained in, their respective credit agreements; the effects of government regulation and tariffs; and tax position. The forward-looking statements included in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Equitrans Midstream has based these forward-looking statements on management's current expectations and assumptions about future events. While Equitrans Midstream considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and are beyond Equitrans Midstream's control. The risks and uncertainties that may affect the operations, performance and results of Equitrans Midstream's and EQM's businesses and forward-looking statements include, but are not limited to, those set forth under Item 1A, "Risk Factors" in Equitrans Midstream's Annual Report on Form 10-K for the year ended December 31, 2018, as updated by Part II, Item 1A, "Risk Factors," of this Quarterly Report on Form 10-Q.
Any forward-looking statement speaks only as of the date on which such statement is made and Equitrans Midstream does not intend to correct or update any forward-looking statement, whether as a result of new information, future events or otherwise.

Executive Overview
Net income attributable to Equitrans Midstream was $56.3 million for the three months ended March 31, 2019 compared with $82.7 million for the three months ended March 31, 2018. The decrease resulted primarily from higher net interest expense and higher income tax expense, partly offset by higher equity income and higher operating revenues.
The following table reconciles the differences between operating income attributable to EQM as reported in EQM's Quarterly Report on Form 10-Q for the three months ended March 31, 2019 and 2018 and operating income attributable to Equitrans Midstream for the same period.

	Three Months Ended March 31,
	2019	2018
	(Thousands)
Operating income attributable to EQM	$268,014	$265,798
Less:
Separation and other transaction costs	5,269	15,573
Additional expenses, net	2,704	885
Operating income attributable to Equitrans Midstream	$260,041	$249,340
Separation and Other Transaction Costs. Separation and other transaction costs represent selling, general and administrative expenses related to the EQGP Buyout and the Separation of $5.3 million for the three months ended March 31, 2019 and the EQGP Buyout, the Rice Merger, the EQM-RMP Mergers, the Drop-Down Transaction and the Separation and charges from EQT of $15.6 million for the three months ended March 31, 2018.
Additional Expenses, Net. As a result of being a publicly traded company, the Company incurs other operating expenses separate from and in addition to similar costs incurred by EQM. Additional expenses, net increased for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily related to increased depreciation expense.
Business Segment Results
Operating segments are revenue-producing components of an enterprise for which separate financial information is produced internally and is subject to evaluation by the chief operating decision maker in deciding how to allocate resources. Other income, net interest expense and income tax expense are managed on a condensed consolidated basis. The Company has presented each segment's operating income and various operational measures in the following sections. Management believes that the presentation of this information is useful to management and investors regarding the financial condition, results of operations and trends of its segments. The Company has reconciled each segment's operating income to the Company's condensed consolidated operating income and net income in Note 5 to the financial statements.

GATHERING RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2019	2018 (1)	% Change
	(Thousands, except per day amounts)
FINANCIAL DATA
Firm reservation fee revenues (2)	$128,959	$109,933	17.3
Volumetric-based fee revenues:	132,922	127,457	4.3
Total operating revenues	261,881	237,390	10.3
Operating expenses:
Operating and maintenance	15,253	15,113	0.9
Selling, general and administrative	22,534	17,788	26.7
Separation and other transaction costs	3,513	—	100.0
Depreciation	28,116	23,068	21.9
Amortization of intangible assets	10,387	10,386	—
Total operating expenses	79,803	66,355	20.3
Operating income	$182,078	$171,035	6.5

OPERATIONAL DATA
Gathered volumes (BBtu per day)
Firm capacity reservation (2)	2,572	1,956	31.5
Volumetric-based services	4,194	4,227	(0.8)
Total gathered volumes	6,766	6,183	9.4

Capital expenditures	$158,000	$134,138	17.8

(1)
Includes the pre-acquisition results of the Drop-Down Transaction and the EQM-RMP Mergers, which were effective on May 1, 2018 and July 23, 2018, respectively. The recast is for the period the acquired businesses were under the common control of EQT, which began on November 13, 2017 as a result of the Rice Merger.

(2)	Includes revenues and volumes from contracts with minimum volume commitments (MVCs).
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Gathering revenues increased by $24.5 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily driven by production development in the Marcellus and Utica Shales. Firm reservation fee revenues increased primarily as a result of higher rates on various wellhead expansion projects in the first quarter, as well as increased revenues generated under agreements with MVCs. Volumetric-based fee revenues increased due to increased usage fees.
Operating expenses increased by $13.4 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily as a result of a $5.0 million increase in depreciation expense as a result of additional assets placed in-service and a $4.7 million increase in selling, general and administrative expense resulting from higher corporate allocations. In addition, EQM recognized $3.5 million of transaction costs in the first quarter of 2019.

TRANSMISSION RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2019	2018	% Change
	(Thousands, except per day amounts)
FINANCIAL DATA
Firm reservation fee revenues	$99,224	$97,775	1.5
Volumetric-based fee revenues:	10,635	9,159	16.1
Total operating revenues	109,859	106,934	2.7
Operating expenses:
Operating and maintenance	4,084	7,551	(45.9)
Selling, general and administrative	8,492	7,491	13.4
Depreciation	12,533	12,441	0.7
Total operating expenses	25,109	27,483	(8.6)
Operating income	$84,750	$79,451	6.7

Equity income	$31,063	$8,811	252.5

OPERATIONAL DATA
Transmission pipeline throughput (BBtu per day)
Firm capacity reservation	2,959	2,815	5.1
Volumetric-based services	105	42	150.0
Total transmission pipeline throughput	3,064	2,857	7.2

Average contracted firm transmission reservation commitments (BBtu per day)	4,442	4,140	7.3

Capital expenditures	$18,762	$18,929	(0.9)
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Transmission and storage revenues increased by $2.9 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Firm reservation fee revenues increased due to higher contractual rates on existing contracts with customers and customers contracting for additional firm transmission capacity. Volumetric-based fee revenues increased due to increased usage fees.
Operating expenses decreased by $2.4 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily as a result of lower operating and maintenance expense, partly offset by increased selling, general and administrative expense resulting from higher corporate allocations.
The increase in equity income of $22.3 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was related to the increase in the MVP Joint Venture's AFUDC on the MVP.

WATER RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2019	2018 (1)	% Change
	(Thousands)
FINANCIAL DATA
Water services revenues	$18,042	$26,702	(32.4)

Operating expenses:
Operating and maintenance	8,546	4,508	89.6
Selling, general and administrative	1,894	1,111	70.5
Depreciation	6,416	5,771	11.2
Total operating expenses	16,856	11,390	48.0
Operating income	$1,186	$15,312	(92.3)

OPERATIONAL DATA
Water services volumes (MMgal)	369	541	(31.8)

Capital expenditures	$9,175	$2,375	286.3

(1)
EQM's consolidated financial statements have been retrospectively recast to include the pre-acquisition results of the EQM-RMP Mergers, which was effective July 23, 2018. The recast is for the period the acquired businesses were under the common control of EQT, which began on November 13, 2017 as a result of the Rice Merger.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Water operating revenues decreased by $8.7 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to a 32% decrease in fresh water distribution volumes associated with timing of operations. The fee EQM charges per gallon of water is tiered and thus is lower on a per gallon basis once certain volumetric thresholds are met.
Water operating expenses increased by $5.5 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily as a result of increased operating and maintenance expense associated with timing of costs related to activities on drilling pads in the prior year and increased depreciation expense as a result of additional assets placed in-service.
OTHER INCOME STATEMENT ITEMS
Other Income
Other income increased $1.0 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due to increased AFUDC - equity.
Net Interest Expense
Net interest expense increased by $48.8 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due primarily to higher interest expense of $33.7 million as a result of the EQM $2.5 Billion Senior Notes, higher interest expense of $9.8 million on the Term Loan Credit Agreement, higher interest expense of $4.2 million on the Equitrans Midstream Credit Facility Agreement and EQM credit facility borrowings and higher amortization of debt issuance costs of $2.8 million, partly offset by increased capitalized interest and AFUDC - debt of $2.8 million.
See "Investing Activities" and "Capital Requirements" under "Capital Resources and Liquidity" for discussion of capital expenditures.

Income Taxes
See Note 12 for an explanation of the increase in income taxes for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.
The Company's operations have been included in EQT's consolidated income tax return for federal and state tax purposes for the periods prior to the Separation and Equitrans Midstream's consolidated income tax return for federal and state tax purposes after the Separation. The financial statements include the income taxes incurred by the Company computed on a separate return basis for the period prior to the Separation. EQM and, for the period prior to the EQM IDR Transaction, EQGP are limited partnerships for U.S. federal and state income tax purposes. EQM and EQGP are not subject to U.S. federal or state income taxes.
All of EQM's income is included in the Company’s pre-tax income; however, the Company does not record income tax expense on the portions of its income attributable to the noncontrolling limited partners of EQM and, for the period prior to the EQGP Buyout, attributable to the noncontrolling limited partners of EQGP. This reduces the Company's effective tax rate in periods when the Company has consolidated pre-tax income.
Net Income Attributable to Noncontrolling Interests
For the three months ended March 31, 2019 compared to the three months ended March 31, 2018, the Company's noncontrolling interests were comprised of the third-party ownership interest in EQM. For the period from January 1, 2019 through January 10, 2019 and the three months ended March 31, 2018, the Company's noncontrolling interests also included third-party ownership interests in EQGP and, for the period prior to May 1, 2018, the 25% ownership interest in Strike Force Midstream LLC owned by Gulfport Midstream Holdings, LLC which resulted in net income allocations to noncontrolling interests in the statements of condensed consolidated operations. Net income attributable to noncontrolling interests fluctuates based on the amount of net income earned by the entities with noncontrolling interests, the amount of net income allocated to IDRs prior to the EQM IDR Transaction, the amount of net income allocated to the Class B units subsequent to the EQM IDR Transaction, and any changes in the noncontrolling ownership percentages.
Net income attributable to noncontrolling interests also increased as a result of higher EQM net income.
See "Investing Activities" and "Capital Requirements" under "Capital Resources and Liquidity" for discussion of capital expenditures.

Outlook
The Company's assets overlay core acreage in the prolific Appalachian Basin. The location of the Company's assets allows it to access major demand markets in the U.S. The Company is one of the largest natural gas gatherers in the U.S., and its largest customer, EQT, is the largest natural gas producer in the U.S. based on produced volumes. The Company maintains a stable cash flow profile, with over 50% of its revenue for the three months ended March 31, 2019 generated by firm reservation fees.
The Company's principal strategy is to leverage its existing assets and planned growth projects and to seek and execute on strategically-aligned acquisition and joint venture opportunities, such as its completed acquisition of interests in Eureka Midstream and Hornet Midstream, to achieve the scale and scope of a top-tier midstream company. As part of its approach to organic growth, the Company, through EQM, is focused on building and completing its key gathering and transmission growth projects outlined below, many of which are supported by contracts with firm capacity commitments. Additionally, the Company expects to achieve growth from EQM's water service business and from volumetric gathering opportunities and transmission and storage services. The water service business is complementary to the gathering business, and the Company recognizes an opportunity to expand EQM's existing asset footprint and is actively pursuing solutions for produced water handling. The Company is also focused on optimizing and integrating its Pennsylvania gathering systems to create additional system gathering capacity and provide high- and low-pressure gathering solutions for EQM's customers. The Company's focus on execution of EQM's organic projects, coupled with asset optimization efforts, disciplined capital spending and operating cost control, is complemented by the Company's commitment to seek, evaluate and execute on strategically-aligned acquisition and joint venture opportunities. The Company believes that this approach will enable the Company to achieve its strategic goals.
The Company expects that the following expansion projects will be the primary organic growth drivers:

•
Mountain Valley Pipeline. The MVP Joint Venture is a joint venture among EQM and affiliates of each of NextEra Energy, Inc., Con Edison, AltaGas Ltd. and RGC Resources, Inc. that is constructing the MVP. As of March 31, 2019, EQM is the operator of the MVP and owned a 45.5% interest in the MVP project. The MVP is an estimated 300 mile, 42-inch diameter natural gas interstate pipeline with a targeted capacity of 2.0 Bcf per day that will span from EQM's existing transmission and storage system in Wetzel County, West Virginia to Pittsylvania County, Virginia, providing access to the growing southeast demand markets. During the first quarter of 2019, EQM made capital contributions of approximately $143 million to the MVP Joint Venture for the MVP project. For the remainder of 2019, EQM expects to make capital contributions of approximately $0.7 billion to the MVP Joint Venture, depending on the timing of the construction of the MVP and the MVP Southgate projects. The MVP Joint Venture has secured a total of 2.0 Bcf per day of firm capacity commitments at 20-year terms and is currently in negotiation with additional shippers that have expressed interest in the MVP project. The MVP Joint Venture is evaluating an expansion opportunity that could add approximately 0.5 Bcf per day of capacity through the installation of incremental compression. The MVP Joint Venture is also undertaking the MVP Southgate project and is evaluating other future pipeline extension projects.

In October 2017, the FERC issued the Certificate of Public Convenience and Necessity for the MVP. In the first quarter of 2018, the MVP Joint Venture received limited notice to proceed with certain construction activities from the FERC and commenced construction. As discussed under "The regulatory approval process for the construction of new midstream assets is challenging, and recent decisions by regulatory and judicial authorities in pending proceedings could impact EQM's or the MVP Joint Venture's ability to obtain all approvals and authorizations necessary to complete certain projects on the projected time frame or at all or EQM's ability to achieve the expected investment return on the project" included in Item 1A, "Risk Factors – Risks Related to EQM's Business," in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, there are several pending legal and regulatory challenges to certain aspects of the MVP project that must be resolved before the MVP project can be completed. The MVP Joint Venture is working through several alternatives to address these challenges. Although completing the project during 2019 is unlikely, the MVP Joint Venture continues to target a full in-service date in the fourth quarter 2019 at an overall project cost of $4.6 billion, excluding AFUDC. EQM is expected to fund approximately $2.2 billion of the overall project cost, including approximately $65 million in excess of EQM's ownership interest. See the discussion of the litigation and regulatory-related delays in Part II, Item 1, "Legal Proceedings".

•
Wellhead Gathering Expansion and Hammerhead Project. During the first quarter of 2019, EQM invested approximately $152 million in gathering expansion projects. For the remainder of 2019, EQM expects to invest approximately $800 million in gathering expansion projects, including the continued gathering infrastructure expansion of core development areas in the Marcellus and Utica Shales, primarily in southwestern Pennsylvania and eastern Ohio, for EQT, Range Resources Corporation (Range Resources) and other producers, and the Hammerhead project, a 1.6 Bcf per day gathering header pipeline that is primarily designed to connect natural gas produced in Pennsylvania and West Virginia to the MVP and is supported by a 1.2 Bcf per day firm capacity commitment from EQT. The Hammerhead project is expected to cost approximately $555 million. During the first quarter of 2019, EQM invested approximately $55 million in the Hammerhead project. For the remainder of 2019, EQM expects to invest approximately $300 million in the Hammerhead project. The Hammerhead project is expected to be placed in service in conjunction with the MVP project during the fourth quarter of 2019.

•
MVP Southgate Project. In April 2018, the MVP Joint Venture announced the MVP Southgate project, a proposed 70-mile interstate pipeline that will extend from the MVP at Pittsylvania County, Virginia to new delivery points in Rockingham and Alamance Counties, North Carolina. The MVP Southgate project is backed by a 300 MMcf per day firm capacity commitment from PSNC Energy. As designed, the MVP Southgate project has expansion capabilities up to 900 MMcf per day of total capacity. The MVP Southgate project is estimated to cost a total of approximately $450 million to $500 million, which is expected to be spent primarily in 2019 and 2020. During the first quarter of 2019, EQM made capital contributions of approximately $2 million to the MVP Joint Venture for the MVP Southgate project. For the remainder of 2019, EQM expects to provide capital contributions of approximately $40 million to the MVP Joint Venture for the MVP Southgate project. As of March 31, 2019, EQM was the operator of the MVP Southgate pipeline and owned a 47.2% interest in the MVP Southgate project. The MVP Joint Venture submitted the MVP Southgate certificate application to the FERC in November 2018. In March 2019, the FERC issued an environmental review schedule that states that the FERC plans to issue the final Environmental Impact Statement by December 19, 2019. The schedule also identifies March 18, 2020 as the deadline for other agencies to act on other federal authorizations required for the project (the FERC, however, is not subject to this deadline). Subject to approval by the FERC, the MVP Southgate project has a targeted in-service date of the fourth quarter of 2020.

•
Transmission Expansion. During the first quarter of 2019, EQM invested approximately $16 million in transmission expansion projects. For the remainder of 2019, EQM expects to invest approximately $40 million in transmission expansion projects, primarily attributable to the Allegheny Valley Connector (AVC), the Equitrans, L.P. Expansion project, which is designed to provide north-to-south capacity on the mainline Equitrans, L.P. system, including for deliveries to the MVP, and power plant projects. The Equitrans, L.P. Expansion project has a targeted in-service date of the fourth quarter of 2019. In January 2019, EQM executed a precedent agreement with ESC Brooke County Power I, LLC to construct a natural gas pipeline for connection to a proposed 830-Megawatt power plant in Brooke County, West Virginia. The agreement includes a ten-year firm reservation commitment for 140 MMcf per day of capacity. EQM expects to invest an estimated $80 million to construct the approximately 16-mile pipeline, which has a targeted in-service date of mid-year 2022.

•
Water Expansion. During the first quarter of 2019, EQM invested approximately $9 million in the expansion of its fresh water delivery infrastructure. For the remainder of 2019, EQM expects to invest approximately $91 million in the expansion of its fresh water delivery infrastructure in Pennsylvania and Ohio. During the first quarter of 2019, EQM expanded its water service relationship with EQT and entered into agreements with four other Marcellus and Utica producers. Based on the timing of customer well schedules, a majority of the fresh water services revenue is expected in the second half of 2019.

See further discussion of capital expenditures in the "Capital Requirements" section below.
See also a discussion of the EQM IDR Transaction and Bolt-on Acquisition in Notes 2 and 3, respectively, to the condensed consolidated financial statements.
See "Critical Accounting Policies and Estimates" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of the Company's accounting policies and significant assumptions related to the accounting for goodwill, and the Company's policies and processes with respect to impairment reviews for goodwill. The Company did not identify an impairment indicator related to goodwill during the first quarter of 2019. Management will continue to monitor and evaluate the factors underlying the fair market value of acquired businesses over the course of the year to determine if any interim assessments are necessary and will take any additional impairment charges required.

Capital Resources and Liquidity
The Company's principal liquidity requirements are to finance EQM's operations, fund EQM's capital expenditures, potential acquisitions and other strategic transactions and capital contributions to joint ventures, including the MVP Joint Venture, pay cash dividends and distributions and satisfy any indebtedness obligations. The Company's ability to meet these liquidity requirements will depend on the amount and timing of distributions received from EQM, EQM's ability to generate cash in the future and the Company's and EQM's ability to raise capital in banking, capital and other markets. The Company's available sources of liquidity include cash from quarterly cash distributions from EQM, borrowings under its and EQM's respective credit facilities, cash on hand, debt offerings and issuances of additional equity interests, including shares of the Company or limited partner interests of EQM. Pursuant to the Tax Matters Agreement (defined in Note 7 to the consolidated financial statements), the Company is subject to certain restrictions related to certain corporate actions, including restrictions related to the issuance of Company and EQM securities beyond certain thresholds as set forth in the Tax Matters Agreement. See "We and EQM may determine to forgo or be required to forgo certain transactions in order to avoid the risk of incurring material tax-related liabilities or indemnification obligations under the tax matters agreement." under "Risk Factors – Risks Related to the Separation" included in "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. EQM is not forecasting any public equity issuance for currently anticipated organic growth projects.
Operating Activities
Net cash flows provided by operating activities were $122.2 million for the three months ended March 31, 2019 compared to $294.7 million for the three months ended March 31, 2018. The decrease was primarily driven by the timing of working capital payments, including higher interest payments.
Investing Activities
Net cash flows used in investing activities were $352.6 million for the three months ended March 31, 2019 compared to $286.5 million for the three months ended March 31, 2018. The increase was primarily attributable to increased capital contributions to the MVP Joint Venture and increased capital expenditures as further described in "Capital Requirements" and increased capital contributions to the MVP Joint Venture consistent with construction on the MVP and MVP Southgate projects.
Financing Activities
Net cash flows provided by financing activities were $15.3 million for the three months ended March 31, 2019 compared to net cash flows provided by financing activities of $37.1 million for the three months ended March 31, 2018. For the three months ended March 31, 2019, the primary sources of financing cash flows were net borrowings on the Company's and EQM's credit facilities offset by the purchase of EQGP common units, payments on the Company's and EQM's credit facility borrowings, payment of dividends and distributions to noncontrolling interest unitholders. For the three months ended March 31, 2018, the primary sources of financing cash flows were proceeds from credit facility borrowings offset by payments on credit facility borrowings, distributions paid to noncontrolling interest unitholders and distributions to EQT.
Capital Requirements
The gathering, transmission and storage and water services businesses are capital intensive, requiring significant investment to develop new facilities and to maintain and upgrade existing operations.

	Three Months Ended March 31,
	2019	2018
	(Thousands)
Expansion capital expenditures (a)	$176,509	$148,077
Maintenance capital expenditures	9,428	7,365
Headquarters capital expenditures	3,396	—
Total capital expenditures (b)	189,333	155,442

(a)
Expansion capital expenditures do not include capital contributions made to the MVP Joint Venture for the MVP and MVP Southgate projects of $144.8 million and $117.0 million for the three months ended March 31, 2019 and 2018, respectively.

(b)
The Company accrues capital expenditures when the work has been completed but the associated bills have not been paid. Accrued capital expenditures are excluded from the statements of condensed consolidated cash flows until they are paid. See Note 5 to the condensed consolidated financial statements.

Expansion capital expenditures increased by $28.4 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to increased spending on the Hammerhead project and various wellhead gathering expansion projects.
Maintenance capital expenditures increased by $2.1 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily as a result of higher assets in service and timing of ongoing maintenance projects.
For the remainder of 2019, EQM expects to make capital contributions to the MVP Joint Venture of approximately $0.7 billion depending on the timing of the construction of the MVP and MVP Southgate projects. Expansion capital expenditures are expected to be approximately $0.9 billion and maintenance capital expenditures are expected to be approximately $56 million, net of reimbursements. The Company's future capital investments may vary significantly from period to period based on the available investment opportunities and the timing of the construction of the MVP, MVP Southgate and other projects. Maintenance capital expenditures are also expected to vary quarter to quarter. The Company expects to fund future capital expenditures primarily through cash on hand, cash generated from EQM's operations, borrowings under its credit facilities, borrowings under EQM's credit facilities, debt offerings and issuances of additional equity interests. EQM is not forecasting any public equity issuance for currently anticipated organic growth projects. The Company does not forecast capital expenditures associated with potential projects that are not committed as of the filing of this Quarterly Report on Form 10-Q.
Credit Facility Borrowings
See Note 9 to the condensed consolidated financial statements for discussion of the Company's and EQM's credit facilities.
Security Ratings
The table below sets forth the credit ratings for debt instruments of the Company and EQM at March 31, 2019.

	Equitrans Midstream		EQM
	Term Loan B		Senior Notes
Rating Service	Rating	Outlook	Rating	Outlook
Moody's	Ba3	Stable	Ba1	Stable
S&P	BB	Negative	BBB-	Negative
Fitch	BB	Negative	BBB-	Negative
The Company's and EQM's credit ratings are subject to revision or withdrawal at any time by the assigning rating organization and each rating should be evaluated independently of any other rating. The Company and EQM cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a credit rating agency if, in its judgment, circumstances so warrant, including in connection with the MVP project. For example, on March 22, 2019, S&P affirmed EQM’s BBB- credit rating but revised EQM’s credit rating outlook from stable to negative, citing uncertainty around the completion of the MVP project, the MVP project’s increased costs and pressure placed on EQM’s credit measures and balance sheet. If any credit rating agency downgrades EQM's ratings, EQM's access to the capital markets may be limited, borrowing costs could increase, EQM may be required to provide additional credit assurances in support of commercial agreements such as joint venture agreements and construction contracts, the amount of which may be substantial, and the potential pool of investors and funding sources may decrease. In order to be considered investment grade, a company must be rated Baa3 or higher by Moody's, BBB- or higher by S&P, or BBB- or higher by Fitch. Anything below these ratings, including all of the Company's credit ratings and EQM's current credit rating of Ba1 by Moody's, are considered non-investment grade.
Commitments and Contingencies
In the ordinary course of business, various legal and regulatory claims and proceedings are pending or threatened against the Company and its subsidiaries, including EQM. While the amounts claimed may be substantial, the Company and EQM are unable to predict with certainty the ultimate outcome of such claims and proceedings. The Company and EQM accrue legal and other direct costs related to loss contingencies when incurred. Each of the Company and EQM, as applicable, establishes reserves whenever it believes it to be appropriate for pending matters. Furthermore, after consultation with counsel and considering available insurance, the Company believes that the ultimate outcome of any matter currently pending against it or EQM will not materially affect its business, financial condition, results of operations, liquidity or ability to pay dividends to its shareholders.
See "The regulatory approval process for the construction of new midstream assets is challenging, and recent decisions by regulatory and judicial authorities in pending proceedings could impact EQM's or the MVP Joint Venture's ability to obtain all approvals and authorizations necessary to complete certain projects on the projected time frame or at all or EQM's ability to achieve the expected investment return on the project" under "Item 1A. Risk Factors – Risks Related to EQM's Business" in the Company's Annual Report Form on 10-K for the year ended December 31, 2018 and "Item 1. Legal Proceedings" for discussion of litigation and regulatory proceedings related to the MVP project.
See Note 13 to the Company's annual consolidated financial statements for further discussion of the Company's commitments and contingencies.
Off-Balance Sheet Arrangements
See Note 8 to the condensed consolidated financial statements for discussion of the MVP Joint Venture guarantee.
Dividend
On April 23, 2019, the Board declared a cash dividend for the first quarter of 2019 of $0.45 per share payable on May 23, 2019 to shareholders of record at the close of business on May 14, 2019.
See Note 2 to the condensed consolidated financial statements for discussion of EQM distributions.
Critical Accounting Policies and Estimates
The Company's critical accounting policies are described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on February 14, 2019. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to the Company's condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for the period ended March 31, 2019. The application of the Company's critical accounting policies may require management to make judgments and estimates about the amounts reflected in the consolidated financial statements. Management uses historical experience and all available information to make these estimates and judgments. Different amounts could be reported using different assumptions and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Changes in interest rates affect the amount of interest the Company earns on cash, cash equivalents and short-term investments and the interest rates the Company pays on borrowings under its credit facilities. The Equitrans Midstream Credit Facility and Term Loan Credit Agreement (each defined in Note 9 to the financial statements) both have a variable interest rate and thus expose the Company to fluctuations in market interest rates, which can affect the Company's results of operations and liquidity. Changes in interest rates may affect the distribution rate payable on EQM's Series A Preferred Units after the twentieth distribution period, which could affect the amount of cash EQM has available to make quarterly cash distributions to its other unitholders, including the Company. EQM's senior notes are fixed rate and thus do not expose the Company to fluctuations in market interest rates. Changes in interest rates do affect the fair value of EQM's fixed rate debt. See Notes 9 and 10 for discussion of debt and fair value measurements, respectively. The Company may from time to time hedge the interest on portions of its borrowings under the credit facilities in order to manage risks associated with floating interest rates.
Credit Risk. The Company is exposed to credit risk, which is the risk that it may incur a loss if a counterparty fails to perform under a contract. The Company manages its exposure to credit risk associated with customers through credit analysis, credit approval, credit limits and monitoring procedures. For certain transactions, the Company may request letters of credit, cash collateral, prepayments or guarantees as forms of credit support. Equitrans, L.P.'s FERC tariffs require tariff customers that do not meet specified credit standards to provide three months of credit support; however, the Company is exposed to credit risk beyond this three-month period when its tariffs do not require its customers to provide additional credit support. For some of the Company's more recent long-term contracts associated with system expansions, it has entered into negotiated credit agreements that provide for enhanced forms of credit support if certain credit standards are not met. The Company has historically experienced only minimal credit losses in connection with its receivables. For the three months ended March 31, 2019, approximately 84% of revenues were from investment grade counterparties. The Company is exposed to the credit risk of EQT, its largest customer. In connection with EQM's IPO in 2012, EQT guaranteed all payment obligations, up to a maximum of $50 million, due and payable to Equitrans, L.P., EQM's wholly-owned FERC-regulated subsidiary, by EQT Energy, LLC, one of Equitrans, L.P.'s largest customers and a wholly owned subsidiary of EQT, which guaranty is in effect as of March 31, 2019. The EQT guaranty will terminate on November 30, 2023 unless terminated earlier by EQT upon 10 days' written notice. At March 31, 2019, EQT's public senior debt had an investment grade credit rating. See Note 12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018 for further discussion of the Company's exposure to credit risk.
Commodity Prices. The Company's business is dependent on the continued availability of natural gas production and reserves in its areas of operation. Low prices for natural gas, including those resulting from regional basis differentials, could adversely affect development of additional reserves and production that is accessible by the Company's pipeline and storage assets, or lower drilling activity, which would decrease demand for the Company's water services. Lower regional natural gas prices could cause producers to determine in the future that drilling activities in areas outside of the Company's current areas of operation are strategically more attractive to them. The Company's customers may reduce capital spending in the future based on commodity prices or other factors. Unless the Company is successful in attracting and retaining new customers, the Company's ability to maintain or increase the capacity subscribed and volumes transported under service arrangements on its transmission and storage system, the volumes gathered on its gathering systems, or the volumes of water provided by its water service business will be dependent on receiving consistent or increasing commitments from its existing customers, including EQT. While EQT has dedicated acreage to the Company and has entered into long-term firm transmission and gathering contracts on the Company's systems, EQT may determine in the future that drilling in the Company's areas of operations is not economical or that drilling in areas outside of the Company's current areas of operations is strategically more attractive to it. EQT is under no contractual obligation to continue to develop its acreage dedicated to the Company.
The Company maintains a stable cash flow profile, with over 50% of its revenue for the three months ended March 31, 2019 generated by firm reservation fees. As a result, the Company believes that short- and medium-term declines in volumes of gas produced, gathered, transported or stored on its systems will not have a significant effect on its results of operations, liquidity, financial position or ability to pay dividends or EQM's ability to pay quarterly cash distributions because these firm reservation fees are paid regardless of volumes supplied to the system by customers. Longer term price declines could have an adverse effect on customer creditworthiness and related ability to pay firm reservation fees under long-term contracts which could affect the Company's results of operations, liquidity or financial position. Additionally, long-term declines in gas production in the Company's areas of operations would limit the Company's growth potential.
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
Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of business, various legal and regulatory claims and proceedings are pending or threatened against the Company and its subsidiaries, including EQM. While the amounts claimed may be substantial, the Company and EQM are unable to predict with certainty the ultimate outcome of such claims and proceedings. The Company and EQM accrue legal and other direct costs related to loss contingencies when incurred. Each of the Company and EQM, as applicable, establishes reserves whenever it believes it to be appropriate for pending matters. Furthermore, after consultation with counsel and considering available insurance, the Company believes that the ultimate outcome of any matter currently pending against it or EQM will not materially affect its business, financial condition, results of operations, liquidity or ability to pay dividends to its shareholders.
Environmental Proceedings
Consent Orders, Beta Pipeline Project, Greene County, PA, and Barracuda Pipeline Project, Washington County, PA. The Pennsylvania Department of Environmental Protection (PADEP) issued multiple notices of violation (NOVs) to EQM related to the Beta Pipeline Project for construction, sediment and erosion control issues and failure to implement required corrective actions during the period of November 2017 to April 2018. The PADEP also issued multiple NOVs to EQM related to a sediment slip in mid-2018 on the Barracuda Pipeline Project that impacted a surface water stream. EQM and the PADEP reached a settlement in which EQM agreed to pay a collective amount of $1.6 million for both matters and conduct required corrective actions. All amounts have been paid and consent orders signed with the PADEP.
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
Consent Order, Legacy Ohio Pipeline - Multiple Locations in Ohio. The Ohio Environmental Protection Agency (OEPA) has issued NOVs to EQM that encompass fill violations and/or storm water (sedimentation) violations incurred during the ownership of the Legacy Ohio pipeline by EQM's predecessor entities. The NOVs allege violations related to state storm water permits and state and federal clean water laws. EQM addressed the violations with agency oversight and cooperated with the OEPA to proactively address future corrective actions. EQM has agreed to pay $300,000 and all amounts have been paid and consent orders signed with the OEPA.
MVP Matters
The MVP Joint Venture is currently defending certain agency actions and judicial challenges to the MVP that must be resolved favorably before the project can be completed, including the following:

•
Sierra Club, et al. v. U.S. Army Corps of Engineers, et al., consolidated under Case No. 18-1173, Fourth Circuit Court of Appeals (Fourth Circuit). In February 2018, the Sierra Club filed a lawsuit in the Fourth Circuit against the U.S. Army Corps of Engineers (the U.S. Army Corps). The lawsuit challenges the verification by the Huntington District of the U.S. Army Corps that Nationwide Permit 12, which generally authorizes discharges of dredge or fill material into waters of the United States and the construction of pipelines across such waters under Section 404 of the Clean Water Act, could be utilized in the Huntington District (which covers all but the northernmost area of West Virginia) for the MVP project. The crux of Sierra Club's position was that the MVP Joint Venture, pursuant to its FERC license, planned to use a certain methodology (dry open cut creek crossing methodology) to construct the pipeline across streams in West Virginia that would take considerably longer than the 72 hours allowed for such activities pursuant to the terms of West Virginia's Clean Water Act Section 401 certification for Nationwide Permit 12. A three-judge panel of the Fourth Circuit agreed with the Sierra Club and on October 2, 2018, issued a preliminary order stopping the construction in West Virginia of that portion of the pipeline that is subject to Nationwide Permit 12. Following the issuance of the court's preliminary order, the U.S. Army Corps' Pittsburgh District (which had also verified use of Nationwide Permit 12 by MVP in the northern corner of West Virginia) suspended its verification that allowed the MVP Joint Venture to use Nationwide Permit 12 for stream and wetlands crossings in northern West Virginia. On November 27, 2018, the Fourth Circuit panel issued its final decision vacating the Huntington District's verification of the use of Nationwide Permit 12 in West Virginia. As a consequence, unless and until West Virginia revises its Section 401 certification for Nationwide Permit 12 (an administrative process presently underway as described below) and the U.S. Army Corps Huntington and Pittsburgh Districts re-verify the MVP Joint Venture's use of Nationwide Permit 12, or the MVP Joint Venture secures an individual Section 404 permit with the concurrence of both Districts, the MVP Joint Venture cannot perform any construction activities in any streams and wetlands in West Virginia. The administrative proceeding described below is addressing the issues raised by the Court.

•
WVDEP Rulemaking Proceedings - Section 401 Nationwide Permit. On April 13, 2017, the West Virginia Department of Environmental Protection (WVDEP) issued a 401 Water Quality Certification for the U.S. Army Corps Nationwide Permits. In August 2018, the WVDEP initiated an administrative process to revise this certification and requested public comment to, among other things, specifically revise the 72-hour limit for stream crossings noted as problematic by the Fourth Circuit as well as other conditions. The WVDEP issued a new notice and comment period for further modifications of the 401 certification. This notice and comment period ended on March 4, 2019. The full administrative process requires notice and opportunity for public comment, response to public comment, and adherence to the state's administrative procedures legislation. The WVDEP is also required to obtain the EPA's agreement to the modified 401 certification. Assuming that the WVDEP's administrative process results in the clarification or elimination of any problematic conditions, and the EPA's agreement is secured, the MVP Joint Venture anticipates that it will once again secure from the U.S. Army Corps Districts within West Virginia verification that its activities, including stream crossings, may proceed under Nationwide Permit 12 as re-certified by the WVDEP. The MVP Joint Venture expects that reverification to occur within the first half of 2019. The notice and comment period ended on March 4, 2019. On April 24, 2019, the WVDEP submitted the modification to the EPA for approval and provided notice to the U.S. Army Corps. However, the MVP Joint Venture cannot guarantee that the EPA or the U.S. Army Corps Districts will act promptly or be deemed to have acted properly if challenged, in which case re-verification may be delayed past the first half of 2019.

•
Sierra Club, et al. v. U.S. Army Corps of Engineers et al., Case No. 18-1713, Fourth Circuit Court of Appeals. In June 2018, the Sierra Club filed a second petition in the Fourth Circuit against the U.S. Army Corps, seeking review and a stay of the U.S. Army Corps Norfolk District's decision to verify the MVP Joint Venture's use of Nationwide Permit 12 for stream crossings in Virginia. The Fourth Circuit denied the Sierra Club's request for a stay on August 28, 2018. On October 5, 2018, the U.S. Army Corps' Norfolk District suspended its verification under Nationwide Permit 12 for stream crossings in Virginia pending the resolution of the West Virginia proceedings outlined above. On December 10, 2018, the U.S. Army Corps filed a motion to place the case in abeyance which the court granted on January 9, 2019. Until the U.S. Army Corps lifts its suspension, the MVP Joint Venture cannot perform any construction activities in any streams and wetlands in Virginia.

•
Sierra Club, et al. v. U.S. Forest Service, et al., consolidated under Case No. 17-2399, Fourth Circuit Court of Appeals. In a different Fourth Circuit appeal filed in December 2017, the Sierra Club challenged a Bureau of Land Management (BLM) decision to grant a right-of-way to the MVP Joint Venture and a U.S. Forest Service (USFS) decision to amend its management plan to accommodate MVP, both of which affect the MVP's 3.6-mile segment in the Jefferson National Forest in Virginia. On July 27, 2018, agreeing in part with the Sierra Club, the Fourth Circuit vacated the BLM and USFS decisions, finding fault with the USFS' analysis of erosion and sedimentation effects and the BLM's analysis of the practicality of alternate routes. On August 3, 2018, citing the court's vacatur and remand, the FERC issued a stop work order for the entire pipeline pending the agency actions on remand. The FERC modified its stop work order on August 29, 2018 to allow work to continue on all but approximately 25 miles of the project. The MVP Joint Venture has resumed construction of those portions of the pipeline. On October 10, 2018, the Fourth Circuit granted a petition for rehearing filed by the MVP Joint Venture for the limited purpose of clarifying that the July 27, 2018, order did not vacate the portion of the BLM's Record of Decision authorizing a right-of-way and temporary use permit for MVP to cross the Weston and Gauley Bridge Turnpike Trail in Braxton County, West Virginia. On October 15, 2018, the MVP Joint Venture filed with the FERC a request to further modify the August 3, 2018 stop work order to allow the MVP Joint Venture to complete the bore and install the pipeline under the Weston and Gauley Bridge Turnpike Trail. On October 24, 2018, the FERC granted the MVP Joint Venture's request to further modify the stop work order and authorize construction. The MVP Joint Venture has resumed construction of those portions of the pipeline. However, work on the 3.6-mile segment in the Jefferson National Forest must await a revised authorization, which the MVP Joint Venture is working to obtain.

•
Challenges to FERC Certificate, Court of Appeals for the District of Columbia Circuit (DC Circuit). Multiple parties have sought judicial review of the FERC's order issuing a certificate of convenience and necessity to the MVP Joint Venture and/or the exercise by the MVP Joint Venture of eminent domain authority. There are multiple consolidated petitions before the DC Circuit seeking direct review of the FERC order under the Natural Gas Act in Appalachian Voices, et al. v. FERC, et al., consolidated under Case No. 17-1271. Those petitioners requested a stay of the FERC's order pending the resolution of the petitions, which the FERC and the MVP Joint Venture opposed. The DC Circuit denied the request for a stay on August 30, 2018. On February 19, 2019, the DC Circuit issued an order rejecting the challenges to the FERC’s order issuing a certificate of convenience and necessity to the MVP Joint Venture and certain challenges to the exercise by MVP of eminent domain authority. No petitions for rehearing or petitions for rehearing en banc were filed by the April 5, 2019 deadline. The mandate was issued on April 17, 2019. Another group of parties filed a complaint in the U.S. District Court for the District of Columbia asserting that the FERC's order issuing certificates is unlawful on constitutional and other grounds in Bold Alliance, et al. v. FERC, et al., Case No. 1:17-cv-01822-RJL. The district court plaintiffs seek declaratory relief as well as an injunction preventing the MVP Joint Venture from developing its project or exercising eminent domain authority. In December 2017 and January 2018, the FERC and the MVP Joint Venture, respectively, moved to dismiss the petitions for lack of subject matter jurisdiction. The court granted the motion and dismissed this complaint on September 28, 2018. On October 26, 2018, plaintiffs appealed to the DC Circuit in Bold Alliance, et al. v. FERC, et al., Case No. 18-5322. On December 3, 2018, the FERC, as appellee, filed a joint motion with the appellants to hold Case No. 18-5322 in abeyance pending completion of the ongoing appeals of the final agency orders related to the MVP certificate in consolidated Case No. 17-1271 and Atlantic Coast Pipeline’s certificate. The MVP Joint Venture filed a motion to dismiss the case as to some of the plaintiffs. On February 15, 2019, the DC Circuit entered an order holding this appeal in abeyance pending rulings on the appeals from the FERC proceedings. If this challenge were successful, it could result in the MVP Joint Venture's certificate of convenience and necessity being vacated and/or additional proceedings before the FERC, the outcome of which EQM cannot predict.

•
Mountain Valley Pipeline, LLC v. 6.56 Acres of Land et al., Case No. 18-1159, Fourth Circuit Court of Appeals. Several landowners have filed challenges in various U.S. District Courts to the condemnation proceedings by which the MVP Joint Venture obtained access to their property. In each case, the district court found that the MVP Joint Venture was entitled to immediate possession of the easements, and the landowners appealed to the Fourth Circuit. The Fourth Circuit consolidated these cases and held oral argument in September 2018. On February 5, 2019, the Fourth Circuit issued an opinion affirming the decisions of the U.S. District Courts granting the MVP Joint Venture immediate access for construction of the pipeline. On March 15, 2019, the Fourth Circuit issued another opinion finding that the MVP Joint Venture did not have to condemn the interest of coal owners, nor are coal owners entitled to assert claims in the condemnation proceedings for lost coal on tracts for which they do not own a surface interest being condemned.

•
Greenbrier River Watershed Ass’n v. WVDEP, Circuit Court of Summers County, West Virginia. In August 2017, the Greenbrier River Watershed Association appealed the MVP Joint Venture's Natural Stream Preservation Act Permit obtained from the West Virginia Environmental Quality Board (WVEQB) for the Greenbrier River crossing. Petitioners alleged that the issuance of the permit failed to comply with West Virginia's Water Quality Standards for turbidity and sedimentation. WVEQB dismissed the appeal in June 2018. In July 2018, the Greenbrier River Watershed Association appealed the decision to the Circuit Court of Summers County, asking the court to remand the permit with instructions to impose state-designated construction windows and pre- and post-construction monitoring requirements as well as a reversal of the WVEQB's decision that the permit was lawful. On September 18, 2018, the Circuit Court granted a stay. A hearing on the merits was held on October 23, 2018. The court has not yet issued a decision. In the event of an adverse decision, the MVP Joint Venture would appeal or work with the WVDEP to attempt to resolve the issues identified by the court.

•
WVDEP Consent Order. On March 19, 2019, the West Virginia DEP (WVDEP) issued 26 notices of violation to MVP for various construction and sediment and erosion control issues in 2018. MVP and WVDEP have reached a tentative settlement agreement which will be documented as an administrative consent order for MVP to pay $0.3 million in penalties. Upon execution, the consent order will be subject to a state mandated 30-day public comment period. In addition to payment of assessed penalties, MVP is required to submit a corrective action plan to resolve any outstanding permit compliance matters.

•
Sierra Club et al. v. U.S. Dep’t of Interior et al., Case No. 18-1082, Fourth Circuit Court of Appeals. On August 6, 2018, the Fourth Circuit held that National Park Service (NPS) acted arbitrarily and capriciously in granting the Atlantic Coast Pipeline (ACP) a right-of-way permit across the Blue Ridge Parkway. Specifically, the Fourth Circuit found that the permit cited the wrong source of legal authority and the NPS failed to make a “threshold determination that granting the right-of-way is ‘not inconsistent with the use of such lands for parkway purposes’ and the overall National Park System to which it belongs.” Even though MVP is not named in the ACP litigation, the MVP route crosses the Blue Ridge Parkway roughly midway between mileposts 246 and 247 of the pipeline route and implicates some the same deficiencies addressed by the Court. MVP elected to request that the NPS temporarily suspend its Blue Ridge Parkway permit until the deficiencies identified in the ACP litigation are resolved. While the MVP and ACP rights-of-way share some of the same regulatory issues, unlike ACP the portion of the MVP pipeline that crosses the

Blue Ridge Parkway is completely constructed. NPS granted MVP the ability to continue final restoration efforts on that portion of the pipeline during the course of the suspended permit. MVP is working with the NPS to address MVP-related right-of-way issues.
Other Proceedings that May Affect the MVP Project

•
Cowpasture River Preservation Association, et al. v. U.S. Forest Service, et al., Case No. 18-1144, Fourth Circuit Court of Appeals. On December 13, 2018, in an unrelated case involving the Atlantic Coast Pipeline, the Fourth Circuit held that the Forest Service, which is part of the Department of Agriculture, lacked the authority to grant rights-of-way for oil and gas pipelines to cross the Appalachian Trail. Although the MVP Joint Venture obtained its grant to cross the Appalachian Trail from the BLM, a part of the Department of Interior, the rationale of the Fourth Circuit's opinion could apply to the BLM as well. On February 25, 2019, the Fourth Circuit denied Atlantic Coast Pipeline’s petition for en banc rehearing. The MVP Joint Venture anticipates that the Atlantic Coast Pipeline will file an appeal with the United States Supreme Court. The MVP Joint Venture is pursuing multiple options to address the Appalachian Trail issue, including but not limited to, administrative and legislative options.

•
Grand Jury Subpoena. On January 7, 2019, the MVP Joint Venture received a letter from the U.S. Attorney's Office for the Western District of Virginia stating that it and the EPA are investigating potential criminal and/or civil violations of the Clean Water Act and other federal statutes as they relate to the construction of the MVP. The January 7, 2019 letter requested that the MVP Joint Venture and its members, contractors, suppliers and other entities involved in the construction of the MVP preserve documents related to the MVP generated from September 1, 2018 to the present. In a telephone call on February 4, 2019, the U.S. Attorney's Office confirmed that it has opened a criminal investigation. On February 11, 2019, the MVP Joint Venture received a grand jury subpoena from the U.S. Attorney's Office for the Western District of Virginia requesting certain documents related to the MVP from August 1, 2018 to the present. The MVP Joint Venture is complying with the letter and subpoena but cannot predict whether any action will ultimately be brought by the U.S. Attorney's Office or what the outcome of such an action would be. The MVP Joint Venture began a rolling production of documents responsive to the subpoena after the U.S. Attorney’s office narrowed its subpoena inquiry to five farms in Virginia containing 20 streams or wetlands.

•
Paylor et al. v. Mountain Valley Pipeline, LLC, Case No. CL18-4874-00, Circuit Court of Henrico County. On December 7, 2018, the Virginia Department of Environmental Quality and the State Water Control Board filed a lawsuit against the MVP Joint Venture in the Circuit Court of Henrico County alleging violations of Virginia's State Water Control Law, Water Resources and Wetlands Protection Program, and Water Protection Permit Program Regulations at sites in Craig, Franklin, Giles, Montgomery and Roanoke Counties, Virginia. The MVP Joint Venture answered the suit on January 11, 2019, stating that it does not admit and will contest the allegations. The MVP Joint Venture has initiated settlement negotiations to resolve this matter. The MVP Joint Venture anticipates that a resolution could result in penalties and injunctive relief designed to assure compliance with relevant environmental laws and regulations. Shortly after the filing of this suit, the Virginia State Water Control Board (VSWCB) voted to reconsider/schedule a hearing to revoke MVP's Clean Water Act Section 401 certification. On March 1, 2019, the VSWCB voted unanimously to end its consideration of whether to revoke MVP’s Clean Water Act Section 401 Certification.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 other than the risks described below.
Our ability to sell our partnership interests in EQM may be limited by securities law restrictions and liquidity constraints.
We beneficially own 117,245,455 EQM common units and 7,000,000 EQM Class B units, all of which are unregistered and restricted securities, within the meaning of Rule 144 under the Securities Act of 1933, as amended (the Securities Act). Unless we exercise our registration rights with respect to our EQM common units, we will be limited in our ability to sell our EQM common units in the public market.
EQM has entered into joint ventures, and may in the future enter into additional or modify existing joint ventures, that might restrict its operational and corporate flexibility. In addition, these joint ventures are subject to many of the same operational risks to which EQM is subject.
EQM has entered into joint ventures to construct the MVP and MVP Southgate projects and a joint venture relating to Eureka Midstream Holdings, LLC and may in the future enter into additional joint venture arrangements with third parties. Joint venture arrangements may restrict EQM's operational and corporate flexibility. Because EQM does not control all of the decisions of the MVP Joint Venture or the joint venture relating to Eureka Midstream Holdings, LLC, it may be difficult or impossible for EQM to cause the joint venture to take actions that EQM believes would be in EQM's or the joint venture's best interests. For example, EQM cannot unilaterally cause the distribution of cash by the MVP Joint Venture. Moreover, joint venture arrangements involve various risks and uncertainties, such as committing EQM to fund operating and/or capital expenditures, the timing and amount of which EQM may not control, and EQM's joint venture partners may not satisfy their financial obligations to the joint venture. In addition, the operations of the MVP Joint Venture, the joint venture relating to Eureka Midstream Holdings, LLC and any joint ventures we or EQM may enter into in the future are subject to many of the same operational risks to which we and EQM are subject to.
A downgrade of EQM's credit ratings, including in connection with the MVP project, which are determined by independent third parties, could impact EQM's liquidity, access to capital, and costs of doing business.
If any credit rating agency downgrades EQM's credit ratings, including for reasons relating to the MVP project, EQM's access to credit markets may be limited, EQM's borrowing costs could increase, and EQM may be required to provide additional credit assurances in support of commercial agreements, such as joint venture agreements and construction contracts, the amount of which may be substantial. EQM's credit ratings by Moody's, S&P and Fitch were Ba1, BBB- and BBB-, respectively, as of
March 31, 2019. On March 22, 2019, S&P affirmed EQM’s BBB- credit rating but revised EQM’s credit rating outlook from stable to negative, citing uncertainty around the completion of the MVP project, the MVP project’s increased costs and pressure placed on EQM’s credit measures and balance sheet. In order to be considered investment grade, EQM must be rated Baa3 or higher by Moody's, BBB- or higher by S&P and BBB- or higher by Fitch. EQM's non-investment grade credit rating by Moody's and any future downgrade of EQM's S&P and/or Fitch credit ratings to non-investment grade may result in greater borrowing costs and collateral requirements than would be available to EQM if all of its credit ratings were investment grade. EQM's ability to access capital markets could also be limited by economic, market or other disruptions. An increase in the level of EQM's indebtedness in the future may result in a downgrade in the ratings that are assigned to its debt. Credit rating agencies perform an independent analysis when assigning credit ratings. This analysis includes a number of criteria such as business composition, market and operational risks, as well as various financial tests. Credit rating agencies continue to review the criteria for industry sectors and various debt ratings and may make changes to those criteria from time to time. Credit ratings are subject to revision or withdrawal at any time by the ratings agencies.
EQM’s Series A Preferred Units have rights, preferences and privileges that are not held by, and are preferential to the rights of, holders of EQM common units.
EQM’s Series A Perpetual Convertible Preferred Units representing limited partner interests in EQM (the “EQM Series A Preferred Units”) rank senior to the EQM common units with respect to distribution rights and rights upon liquidation. These preferences could adversely affect the market price for EQM common units or could make it more difficult for EQM to sell EQM common units in the future.
In addition, until the conversion of the EQM Series A Preferred Units into EQM common units or their redemption in connection with a change of control, holders of the EQM Series A Preferred Units will receive cumulative quarterly distributions initially at a fixed rate of $1.0364 per EQM Series A Preferred Unit per quarter for the first twenty distribution periods (the “initial distribution period”) and thereafter at a floating rate based on a spread to the 3-month LIBOR as of the second banking day prior to the beginning of the applicable distribution period. EQM will not be entitled to pay any distributions on any junior securities, including any of the EQM common units, prior to paying the quarterly distribution payable on the EQM Series A Preferred Units, including any previously accrued and unpaid distributions. In addition, because the distribution rate on the EQM Series A Preferred Units will become a floating rate following the initial distribution period, EQM is unable to predict the amount of such distributions. EQM’s obligation to pay distributions on the EQM Series A Preferred Units could impact EQM’s liquidity and reduce the amount of cash flow available for working capital, capital expenditures, growth opportunities, acquisitions and other general partnership purposes. EQM’s obligations to the holders of the EQM Series A Preferred Units could also limit EQM’s ability to obtain additional financing or increase its borrowing costs, which could have an adverse effect on EQM’s financial condition.
The terms of the EQM Series A Preferred Units contain covenants that may limit EQM’s business flexibility.
The terms of the EQM Series A Preferred Units contain covenants preventing EQM from taking certain actions without the approval of the holders of two-thirds (66 2/3%) of the outstanding EQM Series A Preferred Units, voting as a separate class. The need to obtain the approval of holders of the EQM Series A Preferred Units before taking these actions could impede EQM’s ability to take certain actions that management or the Board of Directors of the EQM general partner may consider to be in the best interests of EQM’s unitholders.
The affirmative vote of two-thirds (66 2/3%) of the outstanding EQM Series A Preferred Units, voting as a separate class, is necessary to, among other things, (i) amend EQM’s partnership agreement or certificate of limited partnership in any manner that is adverse (other than in a de minimis manner) to any of the rights, preferences and privileges of the EQM Series A

Preferred Units, (ii) issue any additional EQM Series A Preferred Units or any class or series of partnership interests that, with respect to distributions on such partnership interests or distributions in respect of such partnership interests upon the liquidation, dissolution and winding up of EQM, rank equal to or senior to the EQM Series A Preferred Units, subject to certain exceptions, (iii) reduce the distribution amount applicable to the EQM Series A Preferred Units, change the form of payment of distributions on the EQM Series A Preferred Units, defer the date from which distributions on the EQM Series A Preferred Units will accrue, cancel any accrued and unpaid distributions on the EQM Series A Preferred Units or any interest accrued thereon (including any unpaid distributions or partial distributions on the EQM Series A Preferred Units), or change the seniority rights of the EQM Series A Preferred Units as to the payment of distributions in relation to the holders of any other class or series of partnership interests in EQM, (iv) reduce the amount payable or change the form of payment to the record holders of the EQM Series A Preferred Units upon the voluntary or involuntary liquidation, dissolution or winding up, or sale of all or substantially all of the assets, of EQM, or change the seniority of the liquidation preferences of the record holders of the EQM Series A Preferred Units in relation to the rights of the holders of any other class or series of partnership interests in EQM upon the liquidation, dissolution and winding up of EQM or (v) make the EQM Series A Preferred Units redeemable or convertible at the option of EQM other than as set forth in EQM’s partnership agreement.
Upon conversion of the EQM Series A Preferred Units, holders may receive less valuable consideration than expected because the value of EQM common units may decline after such holders exercise their conversion right but before EQM settles its conversion obligation.
Each holder of the EQM Series A Preferred Units may elect to convert all or any portion of the EQM Series A Preferred Units owned by it into EQM common units initially on a one-for-one basis, subject to customary anti-dilution adjustments and an adjustment for any distributions that have accrued but not been paid when due and partial period distributions (referred to as the “conversion rate”), at any time (but not more often than once per fiscal quarter) after April 10, 2021 (or upon the earlier liquidation, dissolution or winding up of EQM), provided that any conversion is for at least $30 million (calculated based on the closing price of the EQM common units on the trading day preceding notice of the conversion) or such lesser amount if such conversion relates to all of a holder’s remaining EQM Series A Preferred Units.
EQM may elect to convert all or any portion of the EQM Series A Preferred Units into EQM common units at any time (but not more often than once per quarter) after April 10, 2021 if (i) the EQM common units are listed for, or admitted to, trading on a national securities exchange, (ii) the closing price per EQM common unit on the national securities exchange on which the EQM common units are listed for, or admitted to, trading exceeds $68.28 for the 20 consecutive trading days immediately preceding notice of the conversion, (iii) the average daily trading volume of the EQM common units on the national securities exchange on which the EQM common units are listed for, or admitted to, trading exceeds 500,000 EQM common units for the 20 consecutive trading days immediately preceding notice of the conversion, (iv) EQM has an effective registration statement on file with the SEC covering resales of the EQM common units to be received by such holders upon any such conversion and (v) EQM has paid all accrued quarterly distributions in cash to the holders.
Any conversion of EQM Series A Preferred Units to EQM common units, whether at the holders’ election or at EQM’s election, would increase the number of EQM common units outstanding, which in turn may impact the amount of any distributions paid in respect of the EQM common units.
In addition, converting holders of the EQM Series A Preferred Units will be exposed to fluctuations in the value of EQM common units during the period from the date such holder surrenders EQM Series A Preferred Units for conversion until the date EQM settles its conversion obligation. Upon conversion, EQM will be required to deliver EQM common units no later than two business days (in the case of a conversion initiated by the holders) or five business days (in the case of a conversion initiated by EQM) following the applicable date on which notice of such conversion was delivered. Accordingly, if the price of EQM common units decreases during this period, the value of the EQM common units that holders of the EQM Series A Preferred Units receive will be adversely affected and would be less than the conversion value of the EQM Series A Preferred Units on the applicable notice date.
EQM may issue additional EQM common units and, subject to certain limitations, other equity interests ranking equal or junior to the EQM Series A Preferred Units without unitholder approval, which would dilute the existing ownership interests of EQM’s common unitholders.
EQM’s partnership agreement does not limit the number of additional limited partner interests that, with respect to distributions on such partnership interests and distributions upon the liquidation, dissolution and winding up of EQM, rank junior to the EQM Series A Preferred Units, including the EQM common units and Class B units, that EQM may issue at any time without the approval of its unitholders. Subject to certain limited exceptions, the issuance of additional EQM Series A Preferred Units and partnership interests that rank equal to or senior to the EQM Series A Preferred Units requires the consent of the holders of two-thirds (66 2/3%) of the outstanding EQM Series A Preferred Units. The issuance by EQM of additional EQM common units or other equity securities of equal or senior rank will have the following effects:

•	EQM’s existing unitholders' proportionate ownership interest in EQM will decrease;

•	the amount of distributable cash flow on each unit may decrease;

•	the ratio of taxable income to distributions may increase;

•	the relative voting strength of each previously outstanding unit may be diminished; and

•	the market price of EQM common units may decline.
Integration of businesses or assets acquired by EQM in past or future acquisitions with its existing business will be a complex and time-consuming process. A failure to successfully integrate the acquired business or assets with EQM’s existing business in a timely manner may have a material adverse effect on EQM’s business, financial condition, results of operations or cash available for distribution to its unitholders.
The difficulties of integrating past and future acquisitions with EQM’s business include, among other things:

•	operating a larger combined organization with assets or operations that may extend into new geographic areas and lines of business;

•
integrating gathering systems and other assets, infrastructure and personnel into existing operations, including addressing any new operational focuses or regulatory programs and legacy legal, operational or regulatory challenges of acquired assets or businesses;

•	addressing the potential diversion of management’s time and attention away from EQM’s existing business to address integration or other related issues;

•	hiring, training or retaining qualified personnel to manage and operate EQM’s growing business and assets;

•	addressing the loss of customers or key employees;

•	maintaining an effective system of internal controls in compliance with the Sarbanes-Oxley Act of 2002 as well as other regulatory compliance and corporate governance matters; and

•	integrating new technology systems for financial reporting.
If any of these risks or other unanticipated liabilities or costs were to materialize, EQM may not realize the desired benefits from past or future acquisitions, which may result in a negative impact to, or a material adverse effect on, EQM’s business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders.
Further, EQM may not be successful in integrating past or future acquisitions into its existing operations within EQM’s anticipated timeframe, which may result in unforeseen operational difficulties and expenses, diminish EQM’s financial performance or require a disproportionate amount of its management’s attention to address. In addition, acquired businesses or assets may perform at levels below the levels EQM anticipated at the time of acquiring such businesses due to factors beyond EQM’s control. As a result, there can be no assurance that EQM’s past or future acquisitions, including EQM’s combination with RMP and EQM’s acquisition of interests in Eureka Midstream Holdings, LLC and Hornet Midstream Holdings, LLC, will deliver the benefits anticipated by EQM, and any failure to create such benefits may result in a negative impact to, or material adverse effect on, EQM’s business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders.

Item 6. Exhibits

Exhibit No.	Document Description	Method of Filing
2.1
Agreement and Plan of Merger, dated as of February 13, 2019, by and among Equitrans Midstream Corporation, EQM Midstream Services, LLC, EQM Midstream Partners, LP, EQGP Services, LLC, EQGP Holdings, LP and the other parties thereto. Equitrans Midstream Corporation will furnish supplementally a copy of any omitted schedule and similar attachment to the SEC upon request.

Incorporated herein by reference to Exhibit 2.1 to Equitrans Midstream Corporation’s Form 8-K (#001-38629) filed on February 14, 2019.
2.2
Purchase and Sale Agreement, dated as of March 13, 2019, by and between EQM Midstream Partners, LP and North Haven Infrastructure Partners II Buffalo Holdings, LLC. Equitrans Midstream Corporation will furnish supplementally a copy of any omitted schedule and similar attachment to the SEC upon request.

Incorporated herein by reference to Exhibit 2.1 to Equitrans Midstream Corporation’s Form 8-K (#001-38629) filed on March 15, 2019.
3.1	Amended and Restated Bylaws of Equitrans Midstream Corporation.	Incorporated herein by reference to Exhibit 3.1 to Equitrans Midstream Corporation’s Form 8-K (#001-38629) filed on February 8, 2019.
3.2	First Amendment to Second Amended and Restated Agreement of Limited Partnership of EQM Midstream Partners, LP, dated as of February 22, 2019.	Incorporated herein by reference to Exhibit 3.1 to EQM Midstream Partners, LP’s Form 8-K (#001-35574) filed on February 22, 2019.
3.3	Third Amended and Restated Agreement of Limited Partnership of EQM Midstream Partners, LP, dated as of February 22, 2019.	Incorporated herein by reference to Exhibit 3.2 to EQM Midstream Partners, LP’s Form 8-K (#001-35574) filed on February 22, 2019.
3.4	Fourth Amended and Restated Agreement of Limited Partnership of EQM Midstream Partners, LP, dated as of April 10, 2019.	Incorporated herein by reference to Exhibit 3.1 to EQM Midstream Partners, LP’s Form 8-K (#001-35574) filed on April 10, 2019.
3.5	Certificate of Amendment to Certificate of Limited Partnership of EQM Midstream Partners, LP, dated as of February 22, 2019.	Incorporated herein by reference to Exhibit 3.3 to EQM Midstream Partners, LP’s Form 8-K (#001-35574) filed on February 22, 2019.
3.6	First Amendment to Second Amended and Restated Limited Liability Company Agreement of EQGP Services, LLC, dated as of February 22, 2019.	Incorporated herein by reference to Exhibit 3.5 to EQM Midstream Partners, LP’s Form 8-K (#001-35574) filed on February 22, 2019.
10.1	Amended and Restated Confidentiality, Non-Solicitation and Non-Competition Agreement, dated as of January 15, 2019, by and between Equitrans Midstream Corporation and Diana M. Charletta.	Incorporated herein by reference to Exhibit 10.1 to Equitrans Midstream Corporation’s Form 8-K (#001-38629) filed on January 22, 2019.
10.2	Transition Agreement and General Release, dated as of January 3, 2019, with Charlene Petrelli.	Incorporated herein by reference to Exhibit 10.44(b) to Equitrans Midstream Corporation's, Form 10-K (#001-38629) filed on February 14, 2019.
10.3(a)
Convertible Preferred Unit Purchase Agreement, dated as of March 13, 2019, by and among EQM Midstream Partners, LP and the Purchasers party thereto. Equitrans Midstream Corporation will furnish supplementally a copy of any omitted schedule and similar attachment to the SEC upon request.

Incorporated herein by reference to Exhibit 10.1 to Equitrans Midstream Corporation’s Form 8-K (#001-38629) filed on March 15, 2019.

10.3(b)	Joinder Agreement, dated as of March 18, 2019, by and between EQM Midstream Partners, LP and Kayne Anderson MLP/Midstream Investment Company.	Incorporated herein by reference to Exhibit 10.1 to Equitrans Midstream Corporation’s Form 8-K (#001-38629) filed on March 19, 2019.
10.3(c)	Joinder Agreement, dated as of March 18, 2019, by and between EQM Midstream Partners, LP and Kayne Anderson Midstream/Energy Fund, Inc.	Incorporated herein by reference to Exhibit 10.2 to Equitrans Midstream Corporation’s Form 8-K (#001-38629) filed on March 19, 2019.
10.3(d)	Joinder Agreement, dated as of March 18, 2019, by and between EQM Midstream Partners, LP and Centaurus Capital LP.	Incorporated herein by reference to Exhibit 10.3 to Equitrans Midstream Corporation’s Form 8-K (#001-38629) filed on March 19, 2019.
10.3(e)	Joinder Agreement, dated as of March 18, 2019, by and between EQM Midstream Partners, LP and MTP Energy Opportunities Fund II LLC.	Incorporated herein by reference to Exhibit 10.4 to Equitrans Midstream Corporation’s Form 8-K (#001-38629) filed on March 19, 2019.
10.3(f)	Joinder Agreement, dated as of March 18, 2019, by and between EQM Midstream Partners, LP and MTP Energy Master Fund LLC.	Incorporated herein by reference to Exhibit 10.5 to Equitrans Midstream Corporation’s Form 8-K (#001-38629) filed on March 19, 2019.
10.3(g)	Joinder Agreement, dated as of March 18, 2019, by and between EQM Midstream Partners, LP and Tortoise Direct Opportunities Fund II, LP.	Incorporated herein by reference to Exhibit 10.6 to Equitrans Midstream Corporation’s Form 8-K (#001-38629) filed on March 19, 2019.
10.3(h)	Joinder Agreement, dated as of March 18, 2019, by and between EQM Midstream Partners, LP and Portcullis Partners, LP.	Incorporated herein by reference to Exhibit 10.7 to Equitrans Midstream Corporation’s Form 8-K (#001-38629) filed on March 19, 2019.
10.4
Registration Rights Agreement, dated as of April 10, 2019, by and among EQM Midstream Partners, LP and the Purchasers party thereto. Equitrans Midstream Corporation will furnish supplementally a copy of any omitted schedule and similar attachment to the SEC upon request.

Incorporated herein by reference to Exhibit 4.1 to EQM Midstream Partners, LP’s Form 8-K (#001-35574) filed on April 10, 2019.
10.5	Amended and Restated EQGP Services, LLC 2012 Long-Term Incentive Plan, dated as of February 22, 2019.	Incorporated herein by reference to Exhibit 10.1 to EQM Midstream Partners, LP's Form 8-K (#001-35574) filed on February 22, 2019.
10.6
Amended and Restated Omnibus Agreement, dated as of March 31, 2019, by and among Equitrans Midstream Corporation, EQM Midstream Partners, LP, EQGP Services, LLC and, for limited purposes, EQM Midstream Services, LLC.

Filed herewith as Exhibit 10.6.
10.7(a)	Equitrans Midstream Corporation 2019 Performance Share Unit Program.	Filed herewith as Exhibit 10.7(a).
10.7(b)	Form of Equitrans Midstream Corporation Restricted Stock Award Agreement (Standard) under 2018 Long-Term Incentive Plan (2019 grants).	Filed herewith as Exhibit 10.7(b).
10.7(c)	Form of Participant Award Agreement under the 2019 Performance Share Unit Program.	Filed herewith as Exhibit 10.7(c).
10.8	Amendment to 2018 EQT Incentive Performance Share Unit Program	Filed herewith as Exhibit 10.8.
10.9	2019 Short-Term Incentive Plan	Filed herewith as Exhibit 10.9.

10.10	Form of Equitrans Midstream Corporation Director Participant Award Agreement	Filed herewith as Exhibit 10.10.
10.11	Separation Agreement and General Release, dated as of April 1, 2019, by and between Equitrans Midstream Corporation and Robert C. Williams.	Incorporated herein by reference to Exhibit 10.1 to Equitrans Midstream Corporation’s Form 8-K (#001-38629) filed on April 1, 2019
10.12	Letter Agreement, dated April 2, 2019, with Stephen M. Moore.	Filed herewith as Exhibit 10.12.
10.13	Confidentiality, Non-Solicitation and Non-Competition Agreement, dated April 15, 2019, with Stephen M. Moore.	Filed herewith as Exhibit 10.13.
10.14
Amendment No. 6 to Jupiter Gas Gathering Agreement, dated as of March 1, 2019, by and among EQT Production Company and EQT Energy, LLC, on the one hand, and EQM Gathering Opco, LLC, on the other hand. Specific items in this exhibit have been redacted, as marked by three asterisks [***].

Filed herewith as Exhibit 10.14.
10.15
Letter Agreement, dated as of March 1, 2019, among RM Partners LP, Equitrans, L.P., Rice Drilling B LLC, EQM Gathering OPCO, LLC and Alpha Shale Resources LP. Specific items in this exhibit have been redacted, as marked by three asterisks [***].

Filed herewith as Exhibit 10.15.
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

Date:  April 30, 2019