Form 10-Q
period 2019-06-30
Equitrans Midstream Corp
filed 2019-07-30
CIK 1747009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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
(412) 395-2688

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	ETRN	New York Stock Exchange

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

Large Accelerated Filer	☐		Accelerated Filer	☐	Emerging Growth Company	☐
Non-Accelerated Filer	☒	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes  ☐  No  ☒
As of June 30, 2019, 254,691 shares of common stock (in thousands), no par value, of the registrant were outstanding.

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
Employee Matters Agreement - that certain Employee Matters Agreement, dated as of November 12, 2018, by and between EQT Corporation and Equitrans Midstream Corporation.
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
Mountain Valley Pipeline, LLC (MVP Joint Venture) – a joint venture among EQM and affiliates of each of NextEra Energy, Inc., Consolidated Edison, Inc. (Con Edison), AltaGas Ltd. and RGC Resources, Inc. that is constructing the MVP and the MVP Southgate.
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
SEC – U.S. Securities and Exchange Commission

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

EQUITRANS MIDSTREAM CORPORATION
 Statements of Condensed Consolidated Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Thousands, except per share amounts)
Operating revenues (a)	$406,167	$374,697	$795,949	$745,723
Operating expenses:
Operating and maintenance (b)	46,556	43,270	74,439	70,442
Selling, general and administrative (b)	27,224	28,260	59,402	55,473
Separation and other transaction costs (b)	15,568	15,741	24,350	31,314
Depreciation	56,759	42,171	107,270	83,513
Amortization of intangible assets	13,750	10,387	24,137	20,773
Impairment of long-lived assets (c)	80,135	—	80,135	—
Total operating expenses	239,992	139,829	369,733	261,515
Operating income	166,175	234,868	426,216	484,208
Equity income (d)	36,782	10,938	67,845	19,749
Other income	706	944	2,567	1,848
Net interest expense (e)	61,713	19,884	122,662	31,986
Income before income taxes	141,950	226,866	373,966	473,819
Income tax expense	11,470	7,259	43,920	30,468
Net income	130,480	219,607	330,046	443,351
Net income attributable to noncontrolling interests	55,959	118,540	199,226	259,555
Net income attributable to Equitrans Midstream	$74,521	$101,067	$130,820	$183,796

Earnings per share of common stock attributable to Equitrans Midstream:
Basic:
Weighted average common stock outstanding	254,917	254,432	254,845	254,432
Net income	$0.29	$0.40	$0.51	$0.72
Diluted:
Weighted average common stock outstanding	254,967	255,033	254,895	255,033
Net income	$0.29	$0.40	$0.51	$0.72

Statement of comprehensive income:
Net income	$130,480	$219,607	$330,046	$443,351
Other comprehensive income (loss), net of tax:
2019 Pension and other post-retirement benefits liability adjustment, net of tax expense of $7 and $15	22	—	(273)	—
Other comprehensive income (loss)	22	—	(273)	—
Comprehensive income	130,502	219,607	329,773	443,351
Less: Comprehensive income attributable to noncontrolling interests	55,959	118,540	199,226	259,555
Comprehensive income attributable to Equitrans Midstream	$74,543	$101,067	$130,547	$183,796

Dividends declared per common share	$0.45	$—	$0.90	$—

(a)
Operating revenues included related party revenues from EQT Corporation (NYSE: EQT) of $284.0 million and $285.3 million for the three months ended June 30, 2019 and 2018, respectively, and $568.5 million and $550.9 million for the six months ended June 30, 2019 and 2018, respectively. See Note 8.

(b)
Operating and maintenance expense charges to EQT of $2.4 million for both the three and six months ended June 30, 2019. For the three and six months ended June 30, 2018, operating and maintenance expense included charges from EQT of $12.2 million and $24.4 million, respectively. Selling, general and administrative expense included charges from EQT of $1.0 million for both the three and six months ended June 30, 2019. Selling, general and administrative expense included charges from EQT of $26.1 million and $50.7 million for the three and six months ended June 30, 2018, respectively. See Note 8. Separation and other transaction costs for the three and six months ended June 30, 2018 represents the expenses related to the Rice Merger, the EQM-RMP Mergers and the Drop-Down Transaction (each defined in Note 1) and included charges allocated to Equitrans Midstream from EQT of $10.4 million and $26.0 million, respectively. See Notes 1 and 8.

(c)	See Note 4 for disclosure regarding impairment of certain of the Company's long-lived assets.

(d)	Represents equity income from Mountain Valley Pipeline, LLC (the MVP Joint Venture). See Note 9.

(e)
Net interest expense included interest income on the preferred interest in EQT Energy Supply, LLC (EES) (Preferred Interest) of $1.6 million and $1.7 million for the three months ended June 30, 2019 and 2018, respectively, and $3.2 million and $3.3 million for the six months ended June 30, 2019 and 2018, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EQUITRANS MIDSTREAM CORPORATION
Statements of Condensed Consolidated Cash Flows (Unaudited)

	Six Months Ended June 30,
	2019	2018
	(Thousands)
Cash flows from operating activities:
Net income	$330,046	$443,351
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	107,270	83,513
Amortization of intangible assets	24,137	20,773
Deferred income taxes	43,920	(164,039)
Impairment of long-lived assets (a)	80,135	—
Equity income	(67,845)	(19,749)
Other income	(2,851)	(2,137)
Non-cash long-term compensation expense	2,618	808
Changes in other assets and liabilities:
Accounts receivable	(12,094)	(26,449)
Accounts payable	(48,907)	78,463
Accrued interest	(6,608)	2,220
Other assets and other liabilities	(27,278)	32,887
Net cash provided by operating activities	422,543	449,641
Cash flows from investing activities:
Capital expenditures	(482,578)	(382,946)
Capital contributions to the MVP Joint Venture	(301,175)	(182,805)
Bolt-on Acquisition (defined in Note 3), net of cash acquired	(848,625)	—
Principal payments received on the Preferred Interest	2,298	2,172
Net cash used in investing activities	(1,630,080)	(563,579)
Cash flows from financing activities:
Proceeds from credit facility borrowings	1,129,000	2,390,500
Payments on credit facility borrowings	(670,500)	(2,596,500)
Proceeds from the issuance of EQM's long-term debt	—	2,500,000
Proceeds from the EQGP Working Capital Facility loan	—	(141)
Cash paid for long-term debt	(31,325)	—
Net distributions to EQT	—	(67,454)
Proceeds from issuance of Series A Preferred Units, net of offering costs	1,158,313	—
Distributions paid to noncontrolling interest unitholders	(189,308)	(180,745)
Acquisition of 25% of Strike Force Midstream LLC	—	(175,000)
Debt discount, debt issuance costs and credit facility origination fees	—	(30,295)
Dividends paid	(218,859)	—
Purchase of EQGP common units	(238,455)	—
Net cash provided by financing activities	938,866	1,840,365

Net change in cash and cash equivalents	(268,671)	1,726,427
Cash and cash equivalents at beginning of period	294,172	121,004
Cash and cash equivalents at end of period	$25,501	$1,847,431

Cash paid during the period for:
Interest, net of amount capitalized	$127,542	$33,573

Non-cash activity during the period for:
Settlement of transaction costs with EQT	$—	$87,982
Net settlement of current income taxes payable with EQT	$—	$54,033

(a)	See Note 4 for disclosure regarding impairment of certain of the Company's long-lived assets.
The accompanying notes are an integral part of these condensed consolidated financial statements.

EQUITRANS MIDSTREAM CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2019	December 31, 2018
	(Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$25,501	$294,172
Accounts receivable (net of allowance for doubtful accounts of $138 and $75 as of June 30, 2019 and December 31, 2018, respectively) (a)	282,805	255,496
Other current assets	24,968	19,171
Total current assets	333,274	568,839

Property, plant and equipment	8,165,435	6,469,846
Less: accumulated depreciation	(785,176)	(602,199)
Net property, plant and equipment	7,380,259	5,867,647

Investment in unconsolidated entity	2,066,330	1,510,289
Goodwill	1,347,138	1,239,269
Net intangible assets	868,965	576,113
Deferred income taxes	203,479	597,321
Other assets	237,008	164,357
Total assets	$12,436,453	$10,523,835

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$6,000	$6,000
Accounts payable (b)	181,077	210,007
Capital contribution payable to the MVP Joint Venture	356,223	169,202
Accrued interest	73,753	80,236
Accrued liabilities	76,847	84,011
Total current liabilities	693,900	549,456

Credit facility borrowings	1,372,500	641,500
EQM senior notes	3,459,323	3,456,639
Long-term debt	562,295	562,105
Regulatory and other long-term liabilities	103,258	54,502
Total liabilities	6,191,276	5,264,202

Equity:
Common stock, no par value, 254,691 and 254,271 units issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	1,381,810	425,370
Retained (deficit) earnings	(53,791)	33,932
Accumulated other comprehensive loss	(1,782)	(1,509)
Total common shareholders' equity	1,326,237	457,793
Noncontrolling interests	4,918,940	4,801,840
Total shareholders' equity	6,245,177	5,259,633
Total liabilities and shareholders' equity	$12,436,453	$10,523,835

(a)	Accounts receivable as of June 30, 2019 and December 31, 2018 included approximately $126.7 million and $175.9 million, respectively, of accounts receivable due from EQT.

(b)	Accounts payable as of December 31, 2018 included approximately $34.1 million due to EQT. There was no related party balance with EQT included in accounts payable as of June 30, 2019.
The accompanying notes are an integral part of these condensed consolidated financial statements.

EQUITRANS MIDSTREAM CORPORATION
Statements of Condensed Consolidated Equity (Unaudited)

		Common Stock
					Accumulated
				Retained	Other
	Parent Net	Shares	No	Earnings	Comprehensive	Noncontrolling	Total
	Investment	Outstanding	Par Value	(Deficit)	Loss	Interests	Equity
	(Thousands, except per unit amounts)
Balance at January 1, 2018	$1,143,769	—	$—	$—	$—	$5,094,995	$6,238,764
Net income	82,729	—	—	—	—	141,015	223,744
Net contributions from EQT	92,074	—	—	—	—	—	92,074
Share-based compensation plans	317	—	—	—	—	390	707
Distributions paid to noncontrolling interest unitholders ($1.025, $0.244 and $0.2917 per common unit for EQM, EQGP and RMP, respectively)	—	—	—	—	—	(88,896)	(88,896)
Net changes in ownership of consolidated entities	47	—	—	—	—	(64)	(17)
Balance at March 31, 2018	$1,318,936	—	$—	$—	$—	$5,147,440	$6,466,376
Net income	101,067	—	—	—	—	118,540	219,607
Net contributions from EQT	(17,513)	—	—	—	—	—	(17,513)
Share-based compensation plans	—	—	—	—	—	101	101
Distributions paid to noncontrolling interest unitholders ($1.065, $0.258 and $0.3049 per common unit for EQM, EQGP and RMP, respectively)	—	—	—	—	—	(91,849)	(91,849)
Purchase of Strike Force Midstream LLC noncontrolling interests	1,818	—	—	—	—	(176,818)	(175,000)
Net changes in ownership of consolidated entities	(19,051)	—	—	—	—	25,922	6,871
Balance at June 30, 2018	$1,385,257	—	$—	$—	$—	$5,023,336	$6,408,593

Balance at January 1, 2019	$—	254,271	$425,370	$33,932	$(1,509)	$4,801,840	$5,259,633
Other comprehensive income (net of tax):
Net income	—	—	—	56,299	—	143,267	199,566
Pension and other post-retirement benefits liability adjustment, net of tax expense of $8	—	—	—	316	(295)	—	21
Dividends ($0.41 per share)	—	—	—	(104,251)	—	—	(104,251)
Share-based compensation plans, net	—	413	853	—	—	255	1,108
Distributions paid to noncontrolling interest unitholders ($1.13 per common unit for EQM)	—	—	—	—	—	(94,030)	(94,030)
Purchase of EQGP common units	—	—	(38,648)	—	—	(199,807)	(238,455)
Net changes in ownership of consolidated entities (Note 2)	—	—	991,098	—	—	(1,337,641)	(346,543)
Balance at March 31, 2019	$—	254,684	$1,378,673	$(13,704)	$(1,804)	$3,313,884	$4,677,049
Other comprehensive income (net of tax):
Net income	$—	—	$—	$74,521	$—	$55,959	$130,480
Pension and other post-retirement benefits liability adjustment, net of tax expense of $7	—	—	—	—	22	—	22
Dividends ($0.45 per share)	—	—	—	(114,608)	—	—	(114,608)
Share-based compensation plans, net	—	7	1,510	—	—	—	1,510
Distributions paid to noncontrolling interest unitholders ($1.145 per common unit for EQM)	—	—	—	—	—	(95,278)	(95,278)
Issuance of Series A Preferred Units, net of offering costs	—	—	—	—	—	1,158,313	1,158,313
Bolt-on Acquisition (Note 3)	—	—	—	—	—	486,062	486,062
Net changes in ownership of consolidated entities	—	—	1,627	—	—	—	1,627
Balance at June 30, 2019	$—	254,691	$1,381,810	$(53,791)	$(1,782)	$4,918,940	$6,245,177

The accompanying notes are an integral part of these condensed consolidated financial statements.

EQUITRANS MIDSTREAM CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Financial Statements
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
Equitrans Midstream's assets, liabilities and results of operations also include the legacy assets of Rice Midstream Holdings LLC (Rice Midstream Holdings). EQT obtained control of Rice Midstream Holdings on November 13, 2017 (the Rice Merger Date), when, pursuant to the agreement and plan of merger dated June 19, 2017 by and among EQT, Rice Energy Inc. (Rice Energy) and a wholly-owned subsidiary of EQT, Rice Energy became a wholly-owned, indirect subsidiary of EQT, and EQT became the indirect parent of Rice Midstream Holdings (the Rice Merger). The operations of Rice Midstream Holdings were primarily conducted through Rice Midstream Partners LP (now known as RM Partners LP) (RMP), Rice West Virginia Midstream LLC (now known as EQM West Virginia Midstream LLC) (EQM West Virginia), Rice Olympus Midstream LLC (now known as EQM Olympus Midstream LLC) (EQM Olympus) and Strike Force Midstream Holdings LLC (Strike Force Holdings). At the Rice Merger Date, Strike Force Holdings owned 75% of the outstanding limited liability company interests in Strike Force Midstream LLC (Strike Force Midstream), a Delaware limited liability company. Rice Midstream Holdings, through its wholly-owned, indirect subsidiary Rice Midstream GP Holdings LP (RMGP), owned Rice Midstream Management LLC (now known as EQM Midstream Management LLC), RMP's general partner (the RMP General Partner), as well as limited partner interests and all of the IDRs in RMP. Rice Midstream Holdings controlled the RMP General Partner and therefore consolidated the results of RMP. In 2018, EQM obtained control of the operating entities of Rice Midstream Holdings through the following transactions:

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
Basis of Presentation. As of December 31, 2018, the Former EQGP General Partner was a wholly-owned subsidiary of Equitrans Gathering and controlled EQGP through its general partner interest in EQGP; therefore, the financial statements of Equitrans Midstream consolidated and, following the closing of the EQGP Unit Purchases and the exercise of the Limited Call Right, continue to consolidate EQGP. As of December 31, 2018, the Former EQM General Partner was a wholly-owned subsidiary of EQGP and controlled EQM through its general partner interest in EQM; therefore, the financial statements of EQGP consolidated EQM.
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
Predecessor financial information has been derived from EQT's consolidated financial statements and accounting records and reflects the historical results of operations, financial position and cash flows of the Company as if the Midstream Business had been consolidated for all periods presented. The financial statements include expense allocations for certain corporate functions historically performed by EQT, such as executive oversight, accounting, treasury, tax, legal, supply chain, information technology and share-based compensation. See Note 8. The Company believes the assumptions underlying the consolidated financial statements are reasonable; however, as organizational structure and strategic focus dictate expenses incurred, the financial statements may not include all expenses that would have been incurred had the Company existed as a standalone, publicly traded company for the six months ended June 30, 2018. Similarly, the financial statements may not reflect the results of operations, financial position and cash flows had the Company existed as a standalone, publicly traded company during that period.
Following the completion of the Bolt-on Acquisition, the Company, through EQM, evaluated Eureka Midstream Holdings, LLC (Eureka Midstream) for consolidation and determined that Eureka Midstream does not meet the criteria for variable interest entity classification due to its ability to independently finance its operations through the Eureka Credit Facility (as defined in Note 10), as well as each member having proportional voting rights through their equity investments. As such, as of June 30, 2019, EQM consolidates Eureka Midstream using the voting interest model, recording noncontrolling interest related to the third-party ownership interests in Eureka Midstream.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of only normal, recurring adjustments, unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of the financial position of the Company as of June 30, 2019 and December 31, 2018, the results of its operations and its equity for the three and six months ended June 30, 2019 and 2018 and its cash flows for the six months ended June 30, 2019 and 2018. The condensed consolidated balance sheet at December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements.
Due to the seasonal nature of EQM's utility customer contracts, the interim statements for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
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
The Company adopted ASU 2016-02, ASU 2018-11 and ASU 2019-01 on January 1, 2019 using the optional transition method. The Company uses a lease accounting system to monitor its current population of lease contracts. The Company implemented processes and controls to review new lease contracts for appropriate accounting treatment in the context of the standards and to generate disclosures required under the standards. For the disclosures required by the standards, see Note 5.
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
Following the adoption of ASU 2018-15, the Company began capitalizing certain implementation costs related to cloud computing arrangements that are service contracts. The capitalized portion of these costs are included in the property, plant and equipment line on the consolidated balance sheets and will be amortized over the term of the Company's hosting arrangement, which has a fixed term of seven years. For the three and six months ended June 30, 2019, the Company did not recognize any amortization expense related to implementation costs on its cloud computing arrangements as such assets were not in use. The costs will be included in the selling, general and administrative expense line on the accompanying statements of consolidated comprehensive income when recognized.
In August 2018, the U.S. Securities and Exchange Commission (SEC) adopted a final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, that amends certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The amendments also expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements, in that registrants must now analyze changes in stockholders’ equity, in the form of reconciliation, for the current and comparative year-to-date periods, with subtotals for each interim period. This final rule was effective on November 5, 2018 and the Company assessed the impact on its consolidated financial statements disclosures to be not significant. The Company adopted the final rule and began applying this disclosure change to its statement of condensed consolidated equity in the first quarter of 2019.

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
Limited Call Right. Following the Initial Unit Purchase Closing, on December 31, 2018, the Company exercised a limited call right (the Limited Call Right), under EQGP's partnership agreement, pursuant to which, on January 10, 2019, the Company closed on the acquisition of the remaining 11,097,287 outstanding EQGP common units not owned by the Company or its affiliates for an aggregate purchase price of $221.9 million (such acquisition, together with the EQGP Unit Purchases, the EQGP Buyout), and EQGP became an indirect, wholly-owned subsidiary of the Company.
In connection with the completion of the EQGP Buyout on January 10, 2019, certain non-employee members of the Board of Directors of the Former EQGP General Partner stepped down from their roles and were paid $20.00 for each EQGP phantom unit that they held, which was, in the aggregate, 29,829 EQGP phantom units, including accrued distributions.
Termination of the EQGP Omnibus Agreement and EQGP Working Capital Facility. On January 10, 2019, in connection with the completion of the EQGP Buyout, EQGP's omnibus agreement with Equitrans Midstream and certain other parties and the EQGP Working Capital Facility (as defined in Note 8) with the Company were terminated. In connection with the termination of the EQGP Working Capital Facility, the Company agreed that all loans and other amounts outstanding and all other obligations of EQGP to the Company under the EQGP Working Capital Facility were deemed forgiven, satisfied, discharged and paid in full.
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
After giving effect to the EQM IDR Transaction, including the issuance of Class B units, Equitrans Gathering Holdings, EQM GP Corp and EMH, each a wholly-owned subsidiary of Equitrans Midstream, held 89,505,616, 89,536 and 27,650,303 EQM common units, respectively. Additionally, Equitrans Gathering Holdings, EQM GP Corp and EMH held 6,153,907, 6,155 and 839,938 EQM Class B units, respectively. As of June 30, 2019, the Company owned, directly or indirectly 117,245,455 EQM common units and 7,000,000 Class B units (which, after taking into account the Series A Preferred Units (as defined below) issued in the Private Placement (as defined below) on an as-converted basis, collectively represented a 53.5% limited partner interest in EQM) and the entire non-economic general partner interest in EQM, while the public owned a 46.5% limited partner interest in EQM. Following the completion of the Private Placement, certain investors owned an aggregate of 24,605,291 Series A Preferred Units.
During the first quarter of 2019, as a result of the EQM IDR Transaction, the Company recorded, in the aggregate, a $991.1 million increase of common stock, no par value, a decrease in noncontrolling interest of $1.3 billion and a decrease in deferred tax asset of $346.5 million.
EQM Series A Preferred Units. On March 13, 2019, EQM entered into a Convertible Preferred Unit Purchase Agreement (inclusive of certain Joinder Agreements entered into on March 18, 2019, the Preferred Unit Purchase Agreement) with certain investors to issue and sell in a private placement (the Private Placement) an aggregate of 24,605,291 Series A Perpetual Convertible Preferred Units (Series A Preferred Units) representing limited partner interests in EQM for a cash purchase price of $48.77 per Series A Preferred Unit, resulting in total gross proceeds of approximately $1.2 billion. The net proceeds from the Private Placement were used in part to fund the purchase price in the Bolt-on Acquisition (defined in Note 3) and to pay certain fees and expenses related to the Bolt-on Acquisition, and the remainder was used for general partnership purposes. The Private Placement closed concurrently with the closing of the Bolt-on Acquisition on April 10, 2019. See Note 3.
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
Each holder of the Series A Preferred Units may elect to convert all or any portion of the Series A Preferred Units owned by it into EQM common units initially on a one-for-one basis, subject to customary anti-dilution adjustments and an adjustment for any distributions that have accrued but have not been paid when due and partial period distributions, at any time (but not more often than once per fiscal quarter) after April 10, 2021 (or earlier liquidation, dissolution or winding up of EQM), provided that any conversion is for at least $30 million (calculated based on the closing price of the EQM common units on the trading day preceding notice of conversion) or such lesser amount if such conversion relates to all of a holder’s remaining Series A Preferred Units.
EQM may elect to convert all or any portion of the Series A Preferred Units into EQM common units at any time (but not more often than once per quarter) after April 10, 2021 if (i) the common units are listed for, or admitted to, trading on a national securities exchange, (ii) the closing price per common unit on the national securities exchange on which the common units are listed for, or admitted to, trading exceeds 140% of the Series A Preferred Unit purchase price of $48.77 per such unit for the 20 consecutive trading days immediately preceding notice of the conversion, (iii) the average daily trading volume of the common units on the national securities exchange on which the common units are listed for, or admitted to, trading exceeds 500,000 common units for the 20 consecutive trading days immediately preceding notice of the conversion, (iv) EQM has an effective registration statement on file with the SEC covering resales of the common units to be received by such holders upon any such conversion and (v) EQM has paid all accrued quarterly distributions in cash to the holders. In addition, upon certain events involving a change in control, the holders of Series A Preferred Units may elect, among other potential elections, to convert their preferred units into EQM common units at a certain conversion rate.
Shared Assets Transaction. On March 31, 2019, EQM entered into an Assignment and Bill of Sale (the Assignment and Bill of Sale) with the Company pursuant to which EQM acquired certain assets and assumed certain leases that primarily support EQM's operations for an aggregate cash purchase price of $49.7 million (the initial purchase price), which reflected the net book value of in-service assets and expenditures made for assets not yet in-service (collectively, and inclusive of the additional assets subsequently acquired as described in the following sentence, the Shared Assets Transaction). Further, pursuant to the Assignment and Bill of Sale, EQM acquired, effective on the first day of the second quarter of 2019, certain additional assets from the Company for $8.9 million in cash consideration (the subsequent purchase price), reflecting the net book value of in-service assets and expenditures made in respect of assets not yet in-service as of June 30, 2019, which subsequent purchase price is subject to certain adjustments. EQM may, pursuant to the Assignment and Bill of Sale, acquire certain additional assets from the Company for additional cash consideration reflecting the net book value of in-service assets and expenditures made with respect to assets not yet in-service and/or may assume an additional facilities lease. The initial and subsequent purchase prices were funded utilizing the EQM Credit Facility (defined in Note 10). Prior to the Shared Assets Transaction, EQM made quarterly payments to the Company based on fees allocated from the Company for use of in-service assets transferred to EQM in the Shared Assets Transaction. In connection with the entry into the Assignment and Bill of Sale, the omnibus agreement (ETRN Omnibus Agreement) among the Company, EQM and the New EQM General Partner (as successor to the Former EQM General Partner) was amended and restated in order to, among other things, govern the Company’s use, and payment for such use, of the acquired assets following their conveyance to EQM and provide for reimbursement of EQM by the Company for expenses incurred by EQM in connection with such use.
EQM Cash Distribution. On July 24, 2019, the Board of Directors of the New EQM General Partner declared a cash distribution to EQM's unitholders for the second quarter of 2019 of $1.160 per EQM common unit. The cash distribution will be paid on August 13, 2019 to EQM's common unitholders of record at the close of business on August 2, 2019. Based on the EQM common units outstanding on July 30, 2019, cash distributions paid by EQM to the Company will be approximately $136.0 million with respect to the Company's limited partner interest in EQM.
In addition, on July 24, 2019, the Board of Directors of the New EQM General Partner declared a quarterly cash distribution on the Series A Preferred Units for the second quarter of 2019 of $0.9339 per Series A Preferred Unit, which amount reflected pro-ration in accordance with the Fourth Amended and Restated Agreement of Limited Partnership of EQM dated April 10, 2019. The cash distribution will be paid on August 13, 2019 to Series A preferred unitholders of record at the close of business on August 2, 2019.
For the quarter ended June 30, 2019, no distributions were declared on the Class B units as none of these units were convertible into EQM common units.

3.	2019 Acquisitions
Bolt-on Acquisition. On March 13, 2019, EQM entered into a Purchase and Sale Agreement (the Purchase and Sale Agreement) with North Haven Infrastructure Partners II Buffalo Holdings, LLC (NHIP), an affiliate of Morgan Stanley Infrastructure Partners, pursuant to which EQM acquired from NHIP a 60% Class A interest in Eureka Midstream and a 100% interest in Hornet Midstream Holdings, LLC (Hornet Midstream) (collectively, the Bolt-on Acquisition) for total consideration of approximately $1.03 billion, composed of approximately $864 million in cash and approximately $167 million in assumed pro-rata debt, subject to certain adjustments set forth in the Purchase and Sale Agreement. Eureka Midstream owns a 190-mile gathering header pipeline system in Ohio and West Virginia that services both dry Utica and wet Marcellus Shale production. Hornet Midstream owns a 15-mile, high-pressure gathering system in West Virginia that connects to the Eureka Midstream system. The Bolt-on Acquisition closed on April 10, 2019 and was funded through proceeds from the Private Placement of Series A Preferred Units that closed concurrently with the Bolt-on Acquisition. See Note 2 for further information regarding the Private Placement.
On the closing of the Bolt-on Acquisition, a subsidiary of Hornet Midstream terminated all of its obligations under its term loan credit agreement and repaid the $28.2 million outstanding principal balance and $0.1 million in related interest and fees.
The Company recorded $15.2 million and $16.7 million in acquisition-related expenses related to the Bolt-on Acquisition during the three and six months ended June 30, 2019, respectively. The Bolt-on Acquisition acquisition-related expenses included $13.5 million for professional fees and $1.7 million for compensation arrangements for the three months ended June 30, 2019 and $15.0 million for professional fees and $1.7 million for compensation arrangements for the six months ended June 30, 2019 and are included in separation and other transaction costs in the statements of condensed consolidated comprehensive income.

Allocation of Purchase Price. The Bolt-on Acquisition was accounted for as a business combination using the acquisition method. The following table summarizes the preliminary purchase price and preliminary estimated fair values of assets and liabilities assumed as of April 10, 2019, with any excess of purchase price over estimated fair value of the identified net assets acquired recorded as goodwill. The $107.9 million of goodwill has been allocated to the Gathering segment. Such goodwill primarily relates to additional commercial opportunities, a diversified producer customer mix, increased exposure to dry Utica and wet Marcellus acreage and operating leverage within the Gathering segment. The purchase price remains subject to post-closing purchase price adjustments; thus, the purchase price adjustments included in the financial statements are preliminary as of June 30, 2019. The Company expects to complete the purchase price allocation once the Company has received all of the necessary information, at which time the value of the assets and liabilities will be revised as appropriate. The following table summarizes the allocation of the fair value of the assets and liabilities of the Bolt-on Acquisition as of April 10, 2019 by the Company.

(in thousands)	Preliminary Purchase Price Allocation
Consideration given:
Cash consideration	$861,250
Buyout of Eureka Class B Units and incentive compensation	2,530
Total consideration	863,780

Fair value of liabilities assumed:
Current liabilities	52,458
Long-term debt	300,825
Other long-term liabilities	10,203
Amount attributable to liabilities assumed	363,486

Fair value of assets acquired:
Cash	15,145
Accounts receivable	16,817
Inventory	12,991
Other current assets	882
Net property, plant and equipment	1,222,284
Intangible assets	317,000
Deferred tax asset	5,773
Other assets	14,567
Amount attributable to assets acquired	1,605,459

Noncontrolling interests	(486,062)

Goodwill	$107,869

The estimated fair value of midstream facilities and equipment, generally consisting of pipeline systems and compression stations, was estimated using the cost approach. Significant unobservable inputs in the estimate of fair value include management's assumptions about the replacement costs for similar assets, the relative age of the acquired assets and any potential economic or functional obsolescence associated with the acquired assets. As a result, the estimated fair value of the midstream facilities and equipment represent a Level 3 fair value measurement.
The noncontrolling interest in Eureka Midstream is estimated to be $486.1 million. The fair value of the noncontrolling interest was calculated based on the enterprise value of Eureka Midstream and the percentage ownership not acquired by EQM. Significant unobservable inputs in the enterprise value of Eureka Midstream include future revenue estimates and future cost assumptions, which remain subject to future refinement. As a result, the fair value measurement is based on significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement.
As part of the preliminary purchase price allocation, the Company identified intangible assets for customer relationships with third-party customers. The fair value of the customer relationships with third-party customers was determined using the income approach, which requires a forecast of the expected future cash flows generated and an estimated market-based weighted average cost of capital. Significant unobservable inputs in the determination of fair value include future revenue estimates, future cost assumptions and estimated customer retention rates. As a result, the estimated fair value of the identified intangible assets represents a Level 3 fair value measurement. Differences between the preliminary purchase price allocation and the final purchase price allocation may change the amount of intangible assets and goodwill ultimately recognized in conjunction with the Bolt-on Acquisition. The Company calculates amortization of intangible assets using the straight-line method over the estimated useful life of the intangible assets which is 20 years. Amortization expense recorded in the consolidated statements of comprehensive income for the three and six months ended June 30, 2019 was $3.4 million. The estimated annual amortization expense over the next five years is as follows: 2019 $8.1 million, 2020 $15.8 million, 2021 $15.8 million, 2022 $15.8 million and 2023 $15.8 million.
Intangible assets, net as of June 30, 2019 are detailed below.

(in thousands)	As of June 30, 2019
Intangible assets	317,000
Less: accumulated amortization	3,375
Intangible assets, net	$313,625

In conjunction with the Bolt-on Acquisition, the Company has tax deductible goodwill of $23.1 million. The Company does not have tax basis on the portion attributable to the noncontrolling limited partners of EQM.
Post-Acquisition Operating Results. Subsequent to the completion of the Bolt-on Acquisition, Eureka Midstream and Hornet Midstream collectively contributed the following to both the Gathering segment and the Company's consolidated operating results for the period from April 10, 2019 through June 30, 2019.

(in thousands) (unaudited)	April 10, 2019 through June 30, 2019
Operating revenues	$28,928
Operating income attributable to Equitrans Midstream	$12,496
Net income attributable to noncontrolling interests	$4,033
Net income attributable to Equitrans Midstream	$6,506
Unaudited Pro Forma Information. The following unaudited pro forma combined financial information presents the Company's results as though the EQGP Buyout, EQM IDR Transaction and Bolt-on Acquisition had been completed at January 1, 2018. The pro forma combined financial information has been included for comparative purposes and is not necessarily indicative of the results that might have actually occurred had the EQGP Buyout, EQM IDR Transaction and Bolt-on Acquisition taken place on January 1, 2018; furthermore, the financial information is not intended to be a projection of future results.

(in thousands, except per share data) (unaudited)	Three Months Ended March 31, 2019
Pro forma operating revenues	$421,362
Pro forma net income	$208,922
Pro forma net income attributable to noncontrolling interests	$97,644
Pro forma net income attributable to Equitrans Midstream	$111,278
Pro forma income per share (basic)	$0.44
Pro forma income per share (diluted)	$0.44

(in thousands, except per share data) (unaudited)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Pro forma operating revenues	$406,920	$803,945
Pro forma net income	$213,071	$426,212
Pro forma net income attributable to noncontrolling interests	$89,629	$189,036
Pro forma net income attributable to Equitrans Midstream	$123,442	$237,176
Pro forma income per share (basic)	$0.48	$0.93
Pro forma income per share (diluted)	$0.48	$0.93
See Note 2 to the condensed consolidated financial statements for discussions regarding the EQGP Buyout and the EQM IDR Transaction.

4.     Impairment of Long-Lived Assets
The Company evaluates long-lived assets, including related intangibles, for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. Asset recoverability is measured by comparing the carrying value of the asset or asset group with its expected future pre-tax undiscounted cash flows. These cash flow estimates require the Company to make projections and assumptions for many years into the future for pricing, demand, competition, operating cost and other factors. If the carrying amount exceeds the expected future undiscounted cash flows, the Company recognizes an impairment equal to the excess of net book value over fair value as determined by quoted market prices in active markets or present value techniques if quotes are unavailable. The determination of the fair value using present value techniques requires the Company to make projections and assumptions regarding the probability of a range of outcomes and the rates of interest used in the present value calculations. Any changes the Company makes to these projections and assumptions could result in significant revisions to its evaluation of recoverability of its property, plant and equipment and the recognition of additional impairments.
During the second quarter of 2019, the Company reassessed its asset groupings for its regulated pipelines due to certain regulatory ratemaking policy changes affecting the regulated pipelines, changes in strategic focus and plans for segmentation of operations. Prior to the second quarter of 2019, the Company defined its regulated asset grouping to include the FERC-regulated transmission and storage assets, integrated with the low-pressure gathering assets due to overlapping operations, shared costs structure and similar ratemaking structures. During the second quarter, the Company reached a settlement related to its FERC Form 501-G report, which was focused solely on the Company’s FERC-regulated transmission and storage assets. The settlement further differentiated the rate structures, which are primarily negotiated rates for the FERC-regulated transmission assets versus the tariff-based rate structure for the FERC-regulated low-pressure gathering assets. Further, management increased its operational focus and emphasis on high-pressure gathering assets as illustrated by the consummation of the Bolt-on Acquisition. As a result of these regulatory changes and shift in operational focus, beginning with the second quarter of 2019, the Company groups its FERC-regulated assets in two asset groupings: FERC-regulated transmission and storage assets and FERC-regulated low-pressure gathering assets. Upon the change in asset grouping, management evaluated whether any indicators of impairment were present and in conjunction with the evaluation, the Company determined that the carrying values for the non-core FERC-regulated low-pressure gathering assets exceeded their undiscounted cash flows. Additionally, following the settlement related to the FERC Form 501-G report, management does not currently plan to seek to recover the deficient cash flows through a future rate proceeding. The Company therefore estimated the fair values of FERC-related low-pressure gathering assets and determined that their fair values were not in excess of the assets’ carrying values, which resulted in recognized impairments of property and equipment of approximately $80.1 million related to the assets within the Company's Gathering segment. As a result of the impairment, the assets carry no book value.
5.     Leases
As discussed in Note 1, the Company adopted ASU 2016-02, ASU 2018-11 and ASU 2019-01 on January 1, 2019 (the Adoption Date) using the optional transition method of adoption.
The Company elected a package of practical expedients that allows an entity to not reassess (i) whether a contract is or contains a lease, (ii) lease classification and (iii) initial direct costs. In addition, the Company elected the following practical expedients: (i) to not reassess certain land easements, (ii) to not apply the recognition requirements under the standard to short-term leases and (iii) to combine and account for lease and nonlease contract components as a lease, which requires the capitalization of fixed nonlease payments on the Adoption Date or lease effective date and the recognition of variable nonlease payments as variable lease expense. Nonlease payments include payments for property taxes and other operating and maintenance expenses incurred by the lessor but payable by the Company in connection with the leasing arrangement. On the Adoption Date, the Company recorded on its consolidated balance sheets an operating lease right-of-use asset and a corresponding operating lease liability of $49.7 million, reflecting the present value of future lease payments on the Company's facility and compressor lease contracts. The discount rate used to determine present value, referred to as the incremental borrowing rate, was based on the rate of interest that the Company estimated it would have to pay to borrow (on a collateralized-basis over a similar term) an amount equal to the lease payments in a similar economic environment as of the Adoption Date. The Company is required to reassess the incremental borrowing rate for any new and modified lease contracts as of the contract effective date. Adoption of the standard did not require an adjustment to the opening balance of retained earnings. As of the Adoption Date and June 30, 2019, the Company had no lease contracts classified as financing leases and was not a lessor; however, the Company was party to a subleasing arrangement whereby the Company, as sublessor, agreed to sublet office space to a third party.

In connection with the Shared Assets Transaction discussed in Note 2, on March 31, 2019, Equitrans Midstream assigned to EQM two lease agreements that support EQM operations (the Shared Leases Assignment), one of which provides rights to a facility and the other to a compressor station. As a result of the Shared Leases Assignment, EQM recorded $33.0 million of right-of-use assets and corresponding operating lease liabilities.
In addition, in connection with the Bolt-on Acquisition discussed in Note 3, EQM acquired 10 compressor leases and one facilities lease for which it recorded approximately $1.3 million in operating lease expenses during the three and six months ended June 30, 2019. The Company recorded operating lease right-of-use assets and a corresponding operating lease liability of approximately $20.0 million for these acquired leases.
The following table summarizes operating lease cost for the three and six months ended June 30, 2019.

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(Thousands)
Operating lease cost	$3,407	$5,340
Short-term lease cost	1,513	1,918
Variable lease cost	69	82
Sublease (income)	(108)	(192)
Total lease cost	$4,881	$7,148

Operating lease expense related to the Company's compressor lease contracts and facility lease contracts is reported in operating and maintenance expense and selling, general and administrative expense, respectively, on the Company's statements of condensed consolidated comprehensive income.
For the three and six months ended June 30, 2019, cash paid for operating lease liabilities was $3.1 million and $5.0 million, respectively, which was reported in cash flows provided by operating activities on the statements of condensed consolidated cash flows.
The operating lease right-of-use assets are reported in other assets and the current and noncurrent portions of the operating lease liabilities are reported in accrued liabilities and regulatory and other long-term liabilities, respectively, on the Condensed Consolidated Balance Sheets. As of June 30, 2019, the operating lease right-of-use assets were $66.4 million and operating lease liabilities were $67.1 million, of which $10.7 million was classified as current. As of June 30, 2019, the weighted average remaining lease term was 9 years and the weighted average discount rate was 6.0%.
Schedule of Operating Lease Liability Maturities. The following table summarizes undiscounted cash flows owed by the Company to lessors pursuant to contractual agreements in effect as of June 30, 2019 and related imputed interest. The majority of the Company's lease agreements have multiple renewal periods at the Company's option; however, because none of the renewal periods are reasonably assured to be exercised, the associated operating lease payments have not been included in the table below.

June 30, 2019
(Thousands)
2019	$6,916
2020	13,237
2021	11,246
2022	9,806
2023	7,747
2024	5,978
Thereafter	30,663
Total	85,593
Less: imputed interest	18,530
Present value of operating lease liability	$67,063

6.    Financial Information by Business Segment
The Company, through its control of EQM, reports its operations in three segments that reflect its three lines of business: Gathering, Transmission and Water. Gathering includes EQM's high-pressure gathering lines and FERC-regulated low-pressure gathering lines; Transmission includes EQM's FERC-regulated interstate pipelines and storage system; and Water consists of EQM's water pipelines, impoundment facilities, pumping stations, take point facilities and measurement facilities.
As discussed in Note 8, the 2018 financial statements include expense allocations for certain corporate functions historically performed by EQT. For periods prior to November 12, 2018, the financial statements may not include all expenses that would have been incurred had the Company existed as a standalone, publicly traded corporation for the entirety of such periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Thousands)
Revenues from external customers (including related parties):
Gathering	$285,666	$241,189	$547,547	$478,579
Transmission	92,767	89,145	202,626	196,079
Water	27,734	44,363	45,776	71,065
Total operating revenues	$406,167	$374,697	$795,949	$745,723
Operating income:
Gathering	$94,131	$161,818	$276,209	$332,853
Transmission	63,244	60,642	147,994	140,093
Water	10,072	23,408	11,258	38,720
Other (a)	(1,272)	(11,000)	(9,245)	(27,458)
Total operating income	$166,175	$234,868	$426,216	$484,208

Reconciliation of operating income to net income:
Equity income (b)	$36,782	$10,938	$67,845	$19,749
Other income	706	944	2,567	1,848
Net interest expense	61,713	19,884	122,662	31,986
Income tax expense	11,470	7,259	43,920	30,468
Net income	$130,480	$219,607	$330,046	$443,351

(a)
Other operating loss includes Separation and other transaction costs and the selling, general and administrative expenses incurred by the Company separate from and in addition to similar costs incurred by EQM.

(b)	Equity income is included in the Transmission segment.

	June 30, 2019	December 31, 2018
	(Thousands)
Segment assets:
Gathering	$8,031,401	$6,011,654
Transmission (a)	3,636,355	3,066,659
Water	262,773	237,602
Total operating segments	11,930,529	9,315,915
Headquarters, including cash	505,924	1,207,920
Total assets	$12,436,453	$10,523,835

(a)	The equity investment in the MVP Joint Venture is included in the Transmission segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Thousands)
Depreciation:
Gathering	$37,443	$23,882	$65,559	$46,950
Transmission	12,594	12,430	25,127	24,871
Water	6,478	5,798	12,894	11,569
Other	244	61	3,690	123
Total	$56,759	$42,171	$107,270	$83,513
Expenditures for segment assets:
Gathering (a)	$256,318	$186,457	$414,318	$320,595
Transmission (b)	11,229	27,962	29,991	46,891
Water	8,849	7,002	18,024	9,377
Other	2,323	—	5,719	—
Total (c)	$278,719	$221,421	$468,052	$376,863

(a)	Includes approximately $10.9 million of capital expenditures related to noncontrolling interests in Eureka Midstream for the three and six months ended June 30, 2019.

(b)
Transmission capital expenditures do not include capital contributions made to the MVP Joint Venture for the MVP and MVP Southgate projects of approximately $156.4 million and $65.8 million for the three months ended June 30, 2019 and 2018, respectively, and approximately $301.2 million and $182.8 million for the six months ended June 30, 2019 and 2018, respectively.

(c)
The Company accrues capital expenditures when the work has been completed but the associated bills have not yet been paid. Accrued capital expenditures are excluded from the statements of condensed consolidated cash flows until they are paid. Accrued capital expenditures were approximately $103.6 million, $89.7 million and $109.3 million at June 30, 2019, March 31, 2019 and December 31, 2018, respectively. Accrued capital expenditures were approximately $84.6 million, $75.5 million and $90.7 million at June 30, 2018, March 31, 2018 and December 31, 2017, respectively. On April 10, 2019, as a result of the Bolt-on Acquisition, the Company assumed $8.8 million of Eureka Midstream accrued capital expenditures.

7.    Revenue from Contracts with Customers
For the three and six months ended June 30, 2019 and 2018, all revenues recognized on the Company's statements of condensed consolidated comprehensive income are from contracts with customers. As of June 30, 2019 and December 31, 2018, all receivables recorded on the Company's condensed consolidated balance sheets represent performance obligations that have been satisfied and for which an unconditional right to consideration exists.
Summary of Disaggregated Revenues. The tables below provide disaggregated revenue information by business segment.

	Three Months Ended June 30, 2019
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues	$147,771	$81,836	$—	$229,607
Volumetric-based fee revenues	137,895	10,931	—	148,826
Water services revenues	—	—	27,734	27,734
Total operating revenues	$285,666	$92,767	$27,734	$406,167

	Three Months Ended June 30, 2018
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues	$111,702	$82,222	$—	$193,924
Volumetric-based fee revenues	129,487	6,923	—	136,410
Water services revenues	—	—	44,363	44,363
Total operating revenues	$241,189	$89,145	$44,363	$374,697

	Six Months Ended June 30, 2019
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues	$276,730	$181,060	$—	$457,790
Volumetric-based fee revenues	270,817	21,566	—	292,383
Water services revenues	—	—	45,776	45,776
Total operating revenues	$547,547	$202,626	$45,776	$795,949

	Six Months Ended June 30, 2018
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues	$221,635	$179,997	$—	$401,632
Volumetric-based fee revenues	256,944	16,082	—	273,026
Water services revenues	—	—	71,065	71,065
Total operating revenues	$478,579	$196,079	$71,065	$745,723

Summary of Remaining Performance Obligations. The following table summarizes the transaction price allocated to the Company's remaining performance obligations under all contracts with firm reservation fees and minimum volume commitments (MVCs) as of June 30, 2019.

	2019(a)	2020	2021	2022	2023	Thereafter	Total
	(Thousands)
Gathering firm reservation fees	$253,531	$566,813	$614,356	$614,356	$614,264	$2,647,183	$5,310,503
Gathering revenues supported by MVCs	45,877	95,294	100,715	100,715	100,715	309,214	752,530
Transmission firm reservation fees	163,370	334,627	345,527	340,453	336,333	2,478,310	3,998,620
Total	$462,778	$996,734	$1,060,598	$1,055,524	$1,051,312	$5,434,707	$10,061,653

(a)	July 1, 2019 through December 31, 2019.
Based on total projected contractual revenues, including projected contractual revenues from future capacity expected from expansion projects that are not yet fully constructed for which the Company has executed firm contracts, the Company's firm gathering contracts and firm transmission and storage contracts had weighted average remaining terms of approximately 11 years and 15 years, respectively, as of June 30, 2019.

8.	Related Party Transactions
Related Party Transactions with EQT
As of June 30, 2019, EQT remained a related party following the Separation due to its ownership of the Retained Interest. In the ordinary course of business, the Company, through EQM, engaged, and continues to engage, as applicable, in transactions with EQT and its affiliates, including, but not limited to, gathering agreements, transportation service and precedent agreements, storage agreements and water service agreements.
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
EQGP Working Capital Facility with EQT. See Note 10.
Transition Services Agreement. On November 12, 2018, in connection with the Separation and Distribution, the Company and EQT entered into a transition services agreement (as subsequently amended, the Transition Services Agreement). Pursuant to the Transition Services Agreement, each party agreed to provide certain services to the other on an interim, transitional basis, including services related to information technology, the administration of certain employee benefits and other corporate support services. The Company and EQT agreed to pay the other a fee for these services on a monthly basis. The Transition Services Agreement terminated on June 30, 2019.
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
Related Party Transactions with EQM and EQGP
ETRN Omnibus Agreement. Pursuant to the ETRN Omnibus Agreement, the Company performs centralized corporate, general and administrative services for EQM. In exchange, EQM reimburses the Company for the expenses incurred by the Company in providing these services. In connection with the entry into the Assignment and Bill of Sale, the ETRN Omnibus Agreement was amended and restated, to, among other things, govern the Company's use, and payment for such use, of the acquired assets following their conveyance to EQM. Pursuant to a secondment agreement, employees of the Company and its affiliates may be seconded to EQM to provide operating and other services with respect to EQM's business under the direction, supervision and control of EQM. EQM reimburses the Company and its affiliates for the services provided by the seconded employees. The expenses for which EQM reimburses the Company and its affiliates may not necessarily reflect the actual expenses that EQM would incur on a stand-alone basis. EQM is unable to estimate what those expenses would be on a stand-alone basis. In connection with the Separation, the Company assumed certain obligations from EQT to indemnify and reimburse EQM.
For the period from November 13, 2018 through January 10, 2019, EQGP reimbursed the Company for certain expenses related to corporate and general and administrative services provided by the Company pursuant to an omnibus agreement between EQGP and the Company. These expenses may not necessarily reflect the actual expenses that EQGP would have incurred on a stand-alone basis. EQGP is unable to estimate what those costs would have been on a stand-alone basis. The omnibus agreement between EQGP and the Company was terminated on January 10, 2019. See Note 2.
EQGP Working Capital Facility with ETRN. On November 13, 2018, Equitrans Midstream entered into a working capital loan agreement with EQGP (the EQGP Working Capital Facility), through which the Company agreed to make interest-bearing loans available in an aggregate principal amount not to exceed $20 million outstanding at any one time. The EQGP Working Capital Facility was terminated on January 10, 2019. See Note 2. As of December 31, 2018, EQGP had approximately $1 million of borrowings outstanding under the EQGP Working Capital Facility, all of which was forgiven in connection with the termination of the EQGP Working Capital Facility. During the period from November 13, 2018 through December 31, 2018, the maximum outstanding borrowing was $3.3 million, the average daily balance was approximately $0.9 million and the weighted average annual interest rate was 4.1%.

9.	Investment in Unconsolidated Entity
The MVP Joint Venture is constructing the Mountain Valley Pipeline (MVP), an estimated 300-mile natural gas interstate pipeline that will span from northern West Virginia to southern Virginia. EQM is the operator of the MVP and owned a 45.5% interest in the MVP project as of June 30, 2019. The MVP Joint Venture is a variable interest entity because it has insufficient equity to finance its activities during the construction stage of the project. The Company, through EQM, is not the primary beneficiary of the MVP Joint Venture because the Company does not have the power to direct the activities that most significantly affect the MVP Joint Venture's economic performance. Certain business decisions, such as decisions to make distributions of cash, require a greater than 66 2/3% ownership interest approval, and no one member owns more than a 66 2/3% interest.
In April 2018, the MVP Joint Venture announced the MVP Southgate project, a proposed 70-mile interstate pipeline that will extend from the MVP at Pittsylvania County, Virginia to new delivery points in Rockingham and Alamance Counties, North Carolina. As of June 30, 2019, EQM had a 47.2% ownership interest in the MVP Southgate project and will operate the pipeline.
In May 2019, the MVP Joint Venture issued a capital call notice for the funding of the MVP project to MVP Holdco, LLC (MVP Holdco), a direct, wholly-owned subsidiary of EQM, for $352.3 million, of which $93.4 million was paid in July 2019 and $114.3 million and $144.5 million is expected to be paid in August 2019 and September 2019, respectively. In addition, in May 2019, the MVP Joint Venture issued a capital call notice for the funding of the MVP Southgate project to MVP Holdco for $4.0 million, of which $0.9 million was paid in July 2019 and $1.6 million and $1.5 million is expected to be paid in August 2019 and September 2019, respectively. The capital contribution payable and the corresponding increase to the investment balance are reflected on the consolidated balance sheet as of June 30, 2019.
The interests in MVP and MVP Southgate are equity method investments for accounting purposes because EQM has the ability to exercise significant influence, but not control, over the MVP Joint Venture's operating and financial policies. Accordingly, EQM records adjustments to the investment balance for contributions to or distributions from the MVP Joint Venture and for EQM's pro-rata share of MVP Joint Venture earnings.
Equity income, which is primarily related to EQM's pro-rata share of the MVP Joint Venture's AFUDC on the construction of the MVP, is reported in equity income in the Company's statements of condensed consolidated comprehensive income.
Pursuant to the MVP Joint Venture's limited liability company agreement, EQM is obligated to issue a performance guarantee in favor of the MVP Joint Venture to provide performance assurances of MVP Holdco's obligations to fund its proportionate share of the construction budget for the MVP project. In January 2019, EQM issued a performance guarantee in an amount equal to 33% of EQM's proportionate share of the then-remaining construction budget for the MVP project, which was approximately $261 million at the time of issuance. As of June 30, 2019, EQM was obligated to issue a performance guarantee in an amount equal to approximately $280 million based on the updated construction budget for the MVP project and capital contributions made during the first and second quarters of 2019. Effective July 1, 2019, EQM restated the performance guarantee to an amount equal to approximately $249 million, which reflected a decrease as result of a capital contribution made on July 1, 2019.
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
As of June 30, 2019, EQM's maximum financial statement exposure related to the MVP Joint Venture was approximately $2,004 million, which consists of the investment in unconsolidated entity balance on the consolidated balance sheet as of June 30, 2019, net of capital contributions payable, and amounts that could have become due under EQM's performance guarantees as of that date.
The following tables summarize the unaudited condensed consolidated financial statements of the MVP Joint Venture.

Condensed Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
	(Thousands)
Current assets	$836,397	$687,657
Non-current assets	4,033,475	3,223,220
Total assets	$4,869,872	$3,910,877

Current liabilities	$420,534	$617,355
Non-current liabilities	2,166	—
Equity	4,447,172	3,293,522
Total liabilities and equity	$4,869,872	$3,910,877
Condensed Statements of Consolidated Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Thousands)
Environmental remediation reserve	$26	$—	$(2,166)	$—
Other income	1,785	743	4,698	1,277
Net interest income	23,700	6,989	43,935	12,638
AFUDC — equity	55,298	16,307	102,514	29,489
Net income	$80,809	$24,039	$148,981	$43,404

10.	Debt
Equitrans Midstream Credit Facility. In October 2018, Equitrans Midstream entered into a credit facility agreement that provides for $100 million in borrowing capacity and matures in October 2023 (the Equitrans Midstream Credit Facility). Equitrans Midstream amended the Equitrans Midstream Credit Facility on December 31, 2018 to, among other things, permit the incurrence of the borrowings under the Term Loan Credit Agreement (defined herein). The Equitrans Midstream Credit Facility is available for general corporate purposes and to fund ongoing working capital requirements. Subject to satisfaction of certain conditions, the Equitrans Midstream Credit Facility has an accordion feature that allows the Company to increase the available borrowings under the facility by up to an additional $200 million. The Equitrans Midstream Credit Facility has a sublimit of up to $25 million for same-day swing line advances and a sublimit of up to $15 million for letters of credit. The Company had no borrowings outstanding and no letters of credit outstanding under the Equitrans Midstream Credit Facility as of June 30, 2019. The Company had $17 million of borrowings outstanding and no letters of credit outstanding under the Equitrans Midstream Credit Facility as of December 31, 2018. During the three and six months ended June 30, 2019, the maximum outstanding borrowings was $13 million and $44 million, respectively, the average daily balance was approximately $1 million and $6 million, respectively, and the weighted average annual interest rate for both periods was approximately 4.2%.
Equitrans Midstream Term Loan Facility. In December 2018, Equitrans Midstream entered into a term loan credit agreement (as amended in May 2019, the Term Loan Credit Agreement) that provides for a senior secured term loan facility in an aggregate principal amount of $600 million and matures in January 2024 (the Term Loans). The Company received net proceeds from the Term Loans of $568.1 million, inclusive of a discount of $18.0 million and estimated debt issuance costs of $13.9 million. The net proceeds were used to fund the EQGP Buyout, including certain fees, costs and expenses in connection therewith, and the remainder was used for general corporate purposes. The Term Loan Credit Agreement provides the Company with the right to request incremental term loans in an aggregate amount of up to $150 million minus the aggregate commitments under the Equitrans Midstream Credit Facility (or any other permitted pari passu revolving credit agreement then in effect), plus the amount of any voluntary prepayment in respect of the Term Loans. The lenders under the Term Loan Credit Agreement are under no obligation to provide such incremental commitments or term loans and any addition of or increase in commitments or term loans is subject to certain customary conditions precedent. As of June 30, 2019, the current portion of the Term Loans was $6.0 million and is recorded in the current portion of long-term debt on the condensed consolidated balance sheet. The Company had $597.0 million of borrowings outstanding and no letters of credit outstanding under the Term Loan Credit Agreement as of June 30, 2019. The Company had $600 million of borrowings outstanding and no letters of credit outstanding under the Term Loan Credit Agreement as of December 31, 2018. During the three and six months ended June 30, 2019, the weighted average annual interest rate for both periods was approximately 7.0%.

EQGP Working Capital Facility with EQT. Prior to the Separation, EQGP had a working capital loan agreement with EQT (the EQGP Working Capital Facility with EQT), through which EQT agreed to make interest-bearing loans available in an aggregate principal amount not to exceed $50 million outstanding at any one time. Borrowings outstanding under the EQGP Working Capital Facility with EQT were presented in accounts payable as an amount due to related party on the condensed consolidated balance sheet. On November 12, 2018, EQGP repaid $3.2 million of borrowings outstanding under the facility, and EQT terminated the working capital loan agreement. During the six months ended June 30, 2018, the maximum outstanding borrowing was $0.2 million and the weighted average annual interest rate was approximately 3.2%.
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
The EQM Credit Facility contains negative covenants that, among other things, limit restricted payments, the incurrence of debt, dispositions, mergers and fundamental changes, and transactions with affiliates. In addition, the EQM Credit Facility contains events of default such as insolvency, nonpayment of scheduled principal or interest obligations, change of control and cross-default related to the acceleration or default of certain other financial obligations. Under the EQM Credit Facility, EQM is required to maintain a consolidated leverage ratio of not more than 5.00 to 1.00 (or not more than 5.50 to 1.00 for certain measurement periods following the consummation of certain acquisitions).
As of June 30, 2019, EQM had approximately $1.1 billion of borrowings outstanding and $1 million of letters of credit outstanding under the EQM Credit Facility. As of December 31, 2018, EQM had approximately $625 million of borrowings outstanding and $1 million of letters of credit outstanding under the EQM Credit Facility. During the three and six months ended June 30, 2019, the maximum outstanding borrowings was approximately $1.2 billion, the average daily balance was approximately $1,043 million and $993 million, respectively, and the weighted average annual interest rate for the periods was approximately 3.8% and 3.9%, respectively. During the three and six months ended June 30, 2018, the maximum outstanding borrowings was approximately $338 million and $420 million, respectively, the average daily balance was approximately $122 million and $211 million, respectively, and the weighted average annual interest rate for the periods was approximately 3.4% and 3.2%, respectively.
Eureka Credit Facility. Eureka Midstream, LLC (Eureka), a wholly-owned subsidiary of Eureka Midstream, has a $400 million revolving credit facility, which is available for general business purposes, including financing maintenance and expansion capital expenditures related to the Eureka system and providing working capital for Eureka’s operations (the Eureka Credit Facility). Subject to satisfaction of certain conditions, the Eureka Credit Facility has an accordion feature that allows Eureka to increase the available borrowings under the facility by an additional $100 million to an aggregate $500 million of total commitments.
Under the terms of the Eureka Credit Facility, Eureka can obtain base rate loans or Eurodollar rate loans. Base rate loans are denominated in dollars and bear interest at an adjusted base rate, which was equal to the higher of (i) JPMorgan Chase Bank, N.A.'s prime rate, (ii) the one-month Adjusted Eurodollar Rate (as defined in the Eureka Credit Facility credit agreement) plus 1.0% or (iii) the Federal Funds effective rate plus 0.5% per annum; plus the Applicable Margin, as described below. Eurodollar rate loans bear interest at the Adjusted Eurodollar Rate per annum, which rate is to be determined by the administrative agent pursuant to a prescribed calculation based on the ICE Benchmark Administration LIBOR Rate plus the Applicable Margin. The Applicable Margin ranged from 0.75% to 2.0% in the case of base rate loans and from 1.75% to 3.0% in the case of Eurodollar loans, in each case, depending on the amount of the loan outstanding in relation to the borrowing base.
The Eureka Credit Facility contains negative covenants that, among other things, limit restricted payments, the incurrence of debt, dispositions, mergers and fundamental changes, securities issuances, and transactions with affiliates. In addition, the Eureka Credit Facility contains events of default such as insolvency, nonpayment of scheduled principal or interest obligations, loss of material contracts, change of control and cross-default related to the acceleration or default of certain other financial obligations. Under the Eureka Credit Facility, Eureka is required to maintain a consolidated leverage ratio of not more than 4.75 to 1.00 (or not more than 5.25 to 1.00 for certain measurement periods following the consummation of certain acquisitions). Additionally, as of the end of any fiscal quarter, Eureka will not permit the ratio of consolidated EBITDA (as defined in the Eureka Credit Facility) for the four fiscal quarters then ending to consolidated interest charges to be less than 2.50 to 1.00.

As of June 30, 2019, Eureka had approximately $293 million of borrowings outstanding under the Eureka Credit Facility. For the period from April 10, 2019 through June 30, 2019, the maximum amount of outstanding borrowings under the Eureka Credit Facility at any time was approximately $293 million, the average daily balance was approximately $277 million and Eureka incurred interest at a weighted average annual interest rate of approximately 4.5%.
EQM Term Loan Facility. On April 25, 2018, EQM entered into a $2.5 billion unsecured multi-draw 364-day term loan facility with a syndicate of lenders (the EQM Term Loan Facility). The EQM Term Loan Facility was used to fund the cash consideration for the Drop-Down Transaction, to repay borrowings under EQM's then-existing revolving credit facility and for other general partnership purposes. In connection with EQM's issuance of the EQM $2.5 billion Senior Notes (defined below), on June 25, 2018, the balance outstanding under the EQM Term Loan Facility was repaid and the EQM Term Loan Facility was terminated. As a result of the termination, EQM expensed $3 million of deferred issuance costs. From April 25, 2018 through June 25, 2018, the maximum amount of EQM's outstanding borrowings under the EQM Term Loan Facility at any time was approximately $1,825 million and the average daily balance was approximately $1,231 million. EQM incurred interest at a weighted average annual interest rate of approximately 3.3% for the period from April 25, 2018 through June 25, 2018.
RMP $850 Million Facility. RM Operating LLC (formerly Rice Midstream OpCo LLC), a wholly-owned subsidiary of RMP, had an $850 million credit facility (the RMP $850 Million Facility). In connection with the completion of the EQM-RMP Mergers, on July 23, 2018, EQM repaid the approximately $260 million of borrowings outstanding under the RMP $850 Million Facility and the RMP $850 Million Facility was terminated. Prior to its termination, the RMP $850 Million Facility was available for general partnership purposes, including to purchase assets, and to fund working capital requirements and capital expenditures, pay distributions and repurchase units. The RMP $850 Million Facility was secured by mortgages and other security interests on substantially all of RMP's properties and was guaranteed by RMP and its restricted subsidiaries. During the three and six months ended June 30, 2018, the maximum outstanding borrowings were approximately $325 million and $336 million, respectively, the average daily balance was approximately $305 million and $306 million, respectively, and the weighted average annual interest rate for the period was approximately 3.9% and 3.8%, respectively.
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
EQM $2.5 Billion Senior Notes. During the second quarter of 2018, EQM issued 4.75% senior notes due July 2023 in the aggregate principal amount of $1.1 billion, 5.50% senior notes due July 2028 in the aggregate principal amount of $850 million and 6.50% senior notes due July 2048 in the aggregate principal amount of $550 million (collectively, the EQM $2.5 Billion Senior Notes). EQM received net proceeds from the offering of approximately $2,465.8 million, inclusive of a discount of $11.8 million and estimated debt issuance costs of approximately $22.4 million. The net proceeds were used to repay the outstanding balances under the EQM Term Loan Facility and the RMP $850 Million Facility, and the remainder was used for general partnership purposes. The EQM $2.5 Billion Senior Notes were issued pursuant to new supplemental indentures to EQM's existing indenture dated August 1, 2014. The EQM $2.5 Billion Senior Notes contain covenants that limit EQM's ability to, among other things, incur certain liens securing indebtedness, engage in certain sale and leaseback transactions and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all of EQM's assets.
As of June 30, 2019, Equitrans Midstream, EQM and Eureka were in compliance with all debt provisions and covenants.

11.	Fair Value Measurements
The carrying values of cash and cash equivalents, accounts receivable, amounts due to/from related parties and accounts payable approximate fair value due to the short maturity of the instruments; as such, their fair values are Level 1 fair value measurements. The carrying value of the credit facility borrowings approximates fair value as the interest rates are based on prevailing market rates; this is considered a Level 1 fair value measurement. As the Company's borrowings under the Term Loan Credit Agreement and EQM's senior notes are not actively traded, their fair values are estimated using an income approach model that applies a discount rate based on prevailing market rates for debt with similar remaining time-to-maturity and credit risk; as such, their fair values are Level 2 fair value measurements. As of June 30, 2019 and December 31, 2018, the estimated fair value of the Company's borrowings under the Term Loan Credit Agreement was approximately $604 million and $590 million, respectively, and the carrying value of the Company's borrowings under the Term Loan Credit Agreement was approximately $568 million for both periods. As of June 30, 2019 and December 31, 2018, the estimated fair value of EQM's senior notes was approximately $3,612 million and $3,425 million, respectively, and the carrying value of EQM's senior notes was approximately $3,459 million and $3,457 million, respectively. The fair value of the Preferred Interest is a Level 3 fair value measurement and is estimated using an income approach model that applies a market-based discount rate. As of June 30, 2019 and December 31, 2018, the estimated fair value of the Preferred Interest was approximately $127 million and $122 million, respectively, and the carrying value of the Preferred Interest was approximately $112 million and $115 million, respectively.

12.	Earnings Per Share
In connection with the Distribution described in Note 1, and based on the 254,586,700 shares of outstanding common stock of EQT (EQT common stock) as of the record date for the Distribution, the Company issued 254,268,864 shares of Equitrans Midstream common stock. As of June 30, 2019, there were 254,691,255 shares of Equitrans Midstream common stock outstanding, of which EQT owned 50,599,503.
Potentially dilutive securities (options and restricted awards) included in the calculation of diluted earnings per share totaled 49,458 and 601,622 for the three months ended June 30, 2019 and 2018, respectively, and 50,167 and 601,622 for the six months ended June 30, 2019 and 2018, respectively.
The impact of EQM's dilutive units did not have a material impact on the Company's earnings per share calculations for any of the periods presented.
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
13.     Income Taxes
The effective tax rate was 8.1% for the three months ended June 30, 2019, compared to 3.2% for the three months ended June 30, 2018. The effective tax rate was 11.7% for the six months ended June 30, 2019, compared to 6.4% for the six months ended June 30, 2018. The effective tax rate was higher for both the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 due to Rice Midstream Holdings' income not subject to tax expense and due to higher income attributable to noncontrolling limited partners in 2018. Prior to October 22, 2018, Rice Midstream Holdings was a multi-member limited liability company; therefore, the earnings of Rice Midstream Holdings and its subsidiaries were not subject to federal income tax. In the fourth quarter of 2018, Rice Midstream Holdings was merged out of existence as part of internal restructurings. Excluding other items, the effective tax rates for both periods are lower than the statutory rates because the Company does not record income tax expense on the portion of its income attributable to the noncontrolling limited partners of EQM, the noncontrolling members of Eureka Midstream and, for the period prior to the Limited Call Right, the noncontrolling limited partners of EQGP.

14.	Consolidated Variable Interest Entities
As of June 30, 2019, the Company determined EQM to be a variable interest entity. In addition, as of December 31, 2018, EQGP was also a variable interest entity. Through the Company's ownership and control of the general partners of EQGP and EQM, the Company had the power to direct the activities that most significantly affected EQGP's and EQM's economic performance during the periods presented.
Through its limited and general partner interests in EQGP prior to the EQM IDR Transaction, its limited partner interest in EQM and through EQGP's general partner interest, limited partner interest and IDRs in EQM prior to the EQM IDR Transaction, the Company had the right to receive benefits from, as well as the obligation to absorb the losses of, EQGP and EQM.
On January 10, 2019, following the completion of the EQGP Buyout, EQGP became an indirect, wholly-owned subsidiary of the Company. As the Company is the primary beneficiary of and has a controlling financial interest in EQGP and EQM, the Company consolidated EQGP, which, prior to the EQGP Buyout, consolidated EQM for the periods presented. See Note 2. In addition, for discussion of related party transactions, see Note 8. The Company continues to consolidate EQM.
The risks associated with the operations of EQM are discussed in its Annual Report on Form 10-K for the year ended December 31, 2018, as updated by any Quarterly Reports on Form 10-Q. See further discussion of the impact that Equitrans Midstream's ownership and control of EQM had on Equitrans Midstream's financial position, results of operations and cash flows included in Equitrans Midstream's Annual Report on Form 10-K for the year ended December 31, 2018, as updated by any Quarterly Reports on Form 10-Q, including in the sections captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations."
The following table presents assets and liabilities included in the Company's consolidated balance sheets that were for the use or obligation of EQM, inclusive of receivables and payables due from or to related parties.

	June 30, 2019	December 31, 2018
	(Thousands)
ASSETS
Cash and cash equivalents	$16,625	$17,515
Accounts receivable (a)	274,790	254,390
Other current assets	21,971	14,909
Net property, plant and equipment (b)	7,375,142	5,806,628
Investment in unconsolidated entity	2,066,330	1,510,289
Goodwill	1,237,456	1,123,813
Net intangible assets	868,965	576,113
Other assets	201,891	152,464
LIABILITIES
Accounts payable (a)	$179,448	$207,877
Capital contribution payable to the MVP Joint Venture	356,223	169,202
Accrued interest	73,443	80,199
Accrued liabilities	38,265	20,672
Credit facility borrowings	1,372,500	625,000
EQM Senior notes	3,459,323	3,456,639
Regulatory and other long-term liabilities	81,093	38,724

(a)
Accounts receivable as of June 30, 2019 and December 31, 2018 included $126.7 million and $174.8 million, respectively, of receivables due from EQT. Accounts payable as of December 31, 2018 included approximately $34.0 million of related party accounts payable to EQT. There was no related party balance with EQT included in accounts payable as of June 30, 2019.

(b)	Includes approximately $58.6 million conveyed to EQM in the Shared Assets Transaction primarily consisting of IT infrastructure, office equipment, vehicles and office leases. See Note 2.
The following table summarizes EQM's statements of consolidated operations and cash flows, inclusive of transactions with related parties.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Thousands)
Operating revenues	$406,167	$374,697	$795,949	$745,723
Operating expenses	238,720	128,829	360,488	234,057
Other expenses, net	(10,976)	(11,183)	(27,059)	(14,138)
Net income	$156,471	$234,685	$408,402	$497,528

Net cash provided by operating activities	$349,270	$338,950	$510,243	$622,907
Net cash used in investing activities	$(1,324,948)	$(1,470,210)	$(1,675,305)	$(1,756,739)
Net cash provided by financing activities	$918,464	$1,751,298	$1,164,172	$1,780,686

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
CAUTIONARY STATEMENTS
Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Section 27A of the Securities Act of 1933, as amended (the Securities Act). Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as "anticipate," "estimate," "could," "would," "will," "may," "forecast," "approximate," "expect," "project," "intend," "plan," "believe" and other words of similar meaning in connection with any discussion of future operating or financial matters. Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the matters discussed in the section captioned "Outlook" in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the expectations of plans, strategies, objectives, and growth and anticipated financial and operational performance of Equitrans Midstream and EQM, including guidance regarding EQM's gathering, transmission and storage and water service revenue and volume growth; projected revenue (including from firm reservation fees) and expenses; the weighted average contract life of gathering, transmission and storage and water services contracts; infrastructure programs (including the timing, cost, capacity and sources of funding with respect to gathering, transmission and storage and water expansion projects); the cost, capacity, timing of regulatory approvals, final design and targeted in-service dates of current projects; the ability of the MVP Joint Venture to satisfy the applicable federal agencies' land exchange procedures and consummate the land exchange on a timely basis or at all; the ultimate terms, partners and structure of the MVP Joint Venture and ownership interests therein; expansion and integration and optimization projects in EQM's operating areas and in areas that would provide access to new markets; EQM's ability to provide produced water handling services and realize expansion and optimization and integration opportunities and related capital avoidance; acquisitions and other strategic transactions, including joint ventures and the completed acquisition of interests in Eureka Midstream and Hornet Midstream, and EQM's ability to identify and complete transactions, and effectively integrate transactions (including Eureka Midstream and Hornet Midstream) into EQM's operations, and achieve anticipated synergies, system optionality and accretion associated with transactions, including through increased scale; EQM's ability to access commercial opportunities and new customers for its water services business; credit rating impacts associated with MVP, customer credit ratings, acquisitions and financings and changes in Equitrans Midstream’s and EQM’s respective credit ratings; the timing and amount of future issuances of securities; effects of conversion, if at all, of EQM securities; effects of seasonality; expected cash flows and MVCs; capital commitments; projected capital contributions and capital and operating expenditures, including the amount and timing of reimbursable capital expenditures, capital budget and sources of funds for capital expenditures; dividend and distribution amounts and timing, rates and growth; the effect and outcome of pending and future litigation and regulatory proceedings; the effect of commodity prices on EQM's business; liquidity and financing requirements, including sources and availability; the Company's and EQM's and EQM's subsidiaries' respective abilities to service debt under, and comply with the covenants contained in, their respective credit agreements; expectations regarding production volumes in EQM's areas of operations; impacts of the change of control of EQT Corporation; the effects of government regulation and tariffs; and tax position. The forward-looking statements included in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Equitrans Midstream has based these forward-looking statements on management's current expectations and assumptions about future events. While Equitrans Midstream considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and are beyond Equitrans Midstream's control. The risks and uncertainties that may affect the operations, performance and results of Equitrans Midstream's and EQM's businesses and forward-looking statements include, but are not limited to, those set forth under Item 1A, "Risk Factors" in Equitrans Midstream's Annual Report on Form 10-K for the year ended December 31, 2018 and EQM's Annual Report on Form 10-K for the year ended December 31, 2018, in each case may be updated by any subsequent Quarterly Reports on Form 10-Q.
Any forward-looking statement speaks only as of the date on which such statement is made and Equitrans Midstream does not intend to correct or update any forward-looking statement unless required by securities law, whether as a result of new information, future events or otherwise.

Executive Overview
Net income attributable to Equitrans Midstream was $74.5 million for the three months ended June 30, 2019 compared with $101.1 million for the three months ended June 30, 2018. The decrease resulted primarily from impairment expense associated with EQM's long-lived assets, higher net interest expense and higher income tax expense, partly offset by higher operating revenues and higher equity income.
Net income attributable to Equitrans Midstream was $130.8 million for the six months ended June 30, 2019 compared with $183.8 million for the six months ended June 30, 2018. The decrease resulted primarily from higher net interest expense, impairment expense associated with EQM's long-lived assets and higher income tax expense, partly offset by higher equity income and higher operating revenues.
The following table reconciles the differences between operating income attributable to EQM as reported in EQM's Quarterly Report on Form 10-Q for the three and six months ended June 30, 2019 and 2018 and operating income attributable to Equitrans Midstream for the same period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Thousands)
Operating income attributable to EQM	$167,447	$245,868	$435,461	$511,666
Less:
Separation and other transaction costs	210	10,391	5,479	25,964
Additional expenses, net	1,062	609	3,766	1,494
Operating income attributable to Equitrans Midstream	$166,175	$234,868	$426,216	$484,208
Separation and Other Transaction Costs. Separation and other transaction costs represent selling, general and administrative expenses related to the EQGP Buyout and the Separation of $5.5 million for the six months ended June 30, 2019 and the EQGP Buyout, the EQM IDR Transaction, the Rice Merger, the EQM-RMP Mergers, the Drop-Down Transaction and the Separation and charges from EQT of $10.4 million and $26.0 million for the three and six months ended June 30, 2018, respectively.
Additional Expenses, Net. As a result of being a publicly traded company, the Company incurs other operating expenses separate from and in addition to similar costs incurred by EQM. Additional expenses, net increased for both the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 primarily related to increased depreciation expense.
Business Segment Results
Operating segments are revenue-producing components of an enterprise for which separate financial information is produced internally and is subject to evaluation by the chief operating decision maker in deciding how to allocate resources. Other income, net interest expense and income tax expense are managed on a consolidated basis. The Company has presented each segment's operating income and various operational measures in the following sections. Management believes that the presentation of this information is useful to management and investors regarding the financial condition, results of operations and trends of its segments. The Company has reconciled each segment's operating income to the Company's condensed consolidated operating income and net income in Note 6 to the financial statements.

GATHERING RESULTS OF OPERATIONS

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018 (1)	% Change	2019	2018 (1)	% Change
	(Thousands, except per day amounts)
FINANCIAL DATA
Firm reservation fee revenues (2)	$147,771	$111,702	32.3	$276,730	$221,635	24.9
Volumetric-based fee revenues	137,895	129,487	6.5	270,817	256,944	5.4
Total operating revenues	285,666	241,189	18.4	547,547	478,579	14.4
Operating expenses:
Operating and maintenance	25,480	20,588	23.8	40,733	35,701	14.1
Selling, general and administrative	19,369	19,164	1.1	41,903	36,952	13.4
Separation and other transaction costs	15,358	5,350	187.1	18,871	5,350	252.7
Depreciation	37,443	23,882	56.8	65,559	46,950	39.6
Amortization of intangible assets	13,750	10,387	32.4	24,137	20,773	16.2
Impairment of long-lived assets	80,135	—	100.0	80,135	—	100.0
Total operating expenses	191,535	79,371	141.3	271,338	145,726	86.2
Operating income	$94,131	$161,818	(41.8)	$276,209	$332,853	(17.0)

OPERATIONAL DATA
Gathered volumes (BBtu per day)
Firm capacity reservation (2)	3,555	2,007	77.1	3,067	1,986	54.4
Volumetric-based services	4,350	4,202	3.5	4,272	4,217	1.3
Total gathered volumes	7,905	6,209	27.3	7,339	6,203	18.3

Capital expenditures	$256,318	$186,457	37.5	$414,318	$320,595	29.2

(1)
Includes the pre-acquisition results of the Drop-Down Transaction and the EQM-RMP Mergers, which were effective on May 1, 2018 and July 23, 2018, respectively. The recast is for the period the acquired businesses were under the common control of EQT, which began on November 13, 2017 as a result of the Rice Merger.

(2)	Includes revenues and volumes from contracts with MVCs.
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Gathering revenues increased by approximately $44.5 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily driven by production development in the Marcellus and Utica Shales. Firm reservation fee revenues increased approximately $36.1 million primarily as a result of increased revenues generated under agreements with MVCs and revenues generated by the entities acquired in the Bolt-on Acquisition, as well as higher rates on various wellhead expansion projects in the second quarter of 2019. Volumetric-based fee revenues increased approximately $8.4 million due to increased usage fees.
Operating expenses increased by approximately $112.2 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily as a result of an approximate $80.1 million impairment charge to certain gathering assets (as discussed in Note 4), an approximate $13.6 million increase in depreciation expense as a result of additional assets placed in-service, as well as depreciation on assets acquired in the Bolt-on Acquisition and the Shared Assets Transaction, and an approximate $4.9 million increase in operating and maintenance expense primarily associated with the operations of entities acquired in the Bolt-on Acquisition. In addition, EQM recognized an increase to separation and other transaction costs of approximately $10.0 million in the second quarter of 2019 primarily associated with the Bolt-on Acquisition.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Gathering revenues increased by approximately $69.0 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily driven by production development in the Marcellus and Utica Shales. Firm reservation fee revenues increased approximately $55.1 million primarily as a result of increased revenues generated under agreements with MVCs and revenues generated by the entities acquired in the Bolt-on Acquisition, as well as higher rates on various wellhead expansion projects for the six months ended June 30, 2019. Volumetric-based fee revenues increased approximately $13.9 million due to increased usage fees.
Operating expenses increased by approximately $125.6 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily as a result of an approximate $80.1 million impairment charge to certain gathering assets (as discussed in Note 4), an approximate $18.6 million increase in depreciation expense as a result of additional assets placed in-service, as well as depreciation on assets acquired in the Bolt-on Acquisition and the Shared Assets Transaction, and an approximate $5.0 million increase in operating and maintenance expense primarily associated with the operations of entities acquired in the Bolt-on Acquisition. In addition, EQM recognized an increase to separation and other transaction costs of approximately $13.5 million primarily associated with the Bolt-on Acquisition.
TRANSMISSION RESULTS OF OPERATIONS

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(Thousands, except per day amounts)
FINANCIAL DATA
Firm reservation fee revenues	$81,836	$82,222	(0.5)	$181,060	$179,997	0.6
Volumetric-based fee revenues	10,931	6,923	57.9	21,566	16,082	34.1
Total operating revenues	92,767	89,145	4.1	202,626	196,079	3.3
Operating expenses:
Operating and maintenance	10,082	8,810	14.4	14,166	16,361	(13.4)
Selling, general and administrative	6,847	7,263	(5.7)	15,339	14,754	4.0
Depreciation	12,594	12,430	1.3	25,127	24,871	1.0
Total operating expenses	29,523	28,503	3.6	54,632	55,986	(2.4)
Operating income	$63,244	$60,642	4.3	$147,994	$140,093	5.6

Equity income	$36,782	$10,938	236.3	$67,845	$19,749	243.5

OPERATIONAL DATA
Transmission pipeline throughput (BBtu per day)
Firm capacity reservation	2,647	2,826	(6.3)	2,802	2,821	(0.7)
Volumetric-based services	211	41	414.6	158	41	285.4
Total transmission pipeline throughput	2,858	2,867	(0.3)	2,960	2,862	3.4

Average contracted firm transmission reservation commitments (BBtu per day)	3,649	3,607	1.2	4,045	3,873	4.4

Capital expenditures	$11,229	$27,962	(59.8)	$29,991	$46,891	(36.0)
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Transmission and storage revenues increased by approximately $3.6 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 due to increased volumetric-based fee revenues due to increased usage fees.
Operating expenses increased by approximately $1.0 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily as a result of higher operating and maintenance expense, partly offset by decreased selling, general and administrative expense resulting from lower corporate allocations.

The increase in equity income of approximately $25.8 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was related to the increase in the MVP Joint Venture's AFUDC on the MVP.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Transmission and storage revenues increased by approximately $6.5 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Firm reservation fee revenues increased due to higher contractual rates on existing contracts with customers and customers contracting for additional firm transmission capacity. Volumetric-based fee revenues increased due to increased usage fees, partially offset by lower park and loan revenue.
Operating expenses decreased by approximately $1.4 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily as a result of lower operating and maintenance expense, partly offset by increased selling, general and administrative expense resulting from higher corporate allocations.
The increase in equity income of approximately $48.1 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was related to the increase in the MVP Joint Venture's AFUDC on the MVP.
WATER RESULTS OF OPERATIONS

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018 (1)	% Change	2019	2018 (1)	% Change
	(Thousands)
FINANCIAL DATA
Water services revenues	$27,734	$44,363	(37.5)	$45,776	$71,065	(35.6)

Operating expenses:
Operating and maintenance	10,994	13,872	(20.7)	19,540	18,380	6.3
Selling, general and administrative	190	1,285	(85.2)	2,084	2,396	(13.0)
Depreciation	6,478	5,798	11.7	12,894	11,569	11.5
Total operating expenses	17,662	20,955	(15.7)	34,518	32,345	6.7
Operating income	$10,072	$23,408	(57.0)	$11,258	$38,720	(70.9)

OPERATIONAL DATA
Water services volumes (MMgal)	619	750	(17.5)	988	1,291	(23.5)

Capital expenditures	$8,849	$7,002	26.4	$18,024	$9,377	92.2

(1)
EQM's consolidated financial statements have been retrospectively recast to include the pre-acquisition results of the EQM-RMP Mergers, which was effective July 23, 2018. The recast is for the period the acquired businesses were under the common control of EQT, which began on November 13, 2017 as a result of the Rice Merger.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Water operating revenues decreased by $16.6 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to a 17.5% decrease in fresh water distribution volumes associated with lower customer activity.
Water operating expenses decreased by $3.3 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily as a result of decreased operating and maintenance expense associated with reduced operating activity and decreased selling, general and administrative expense, partly offset by increased depreciation expense as a result of additional assets placed in-service.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Water operating revenues decreased by $25.3 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to a 23.5% decrease in fresh water distribution volumes associated with lower customer activity.

Water operating expenses increased by $2.2 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily as a result of increased operating and maintenance expense associated with timing of costs related to activities on drilling pads in the prior year and increased depreciation expense as a result of additional assets placed in-service.
OTHER INCOME STATEMENT ITEMS
Other Income
Other income decreased $0.3 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 due to a decrease in the net settlement of incentive compensation offset by increased AFUDC - equity and increased $0.7 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 due to increased AFUDC - equity.
Net Interest Expense
Net interest expense increased by $41.8 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to higher interest expense of $31.4 million as a result of the EQM $2.5 Billion Senior Notes, higher interest expense of $10.2 million on the Term Loan Credit Agreement and higher interest expense of $1.7 million on the Equitrans Midstream and EQM revolving credit facility borrowings, partly offset by increased capitalized interest and AFUDC - debt of $4.1 million.
Net interest expense increased by $90.7 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to higher interest expense of $65.1 million as a result of the EQM $2.5 Billion Senior Notes, higher interest expense of $20.0 million on the Term Loan Credit Agreement, higher interest expense of $5.9 million on the Equitrans Midstream and EQM revolving credit facility borrowings and higher amortization of debt issuance costs of $2.4 million, partly offset by increased capitalized interest and AFUDC - debt of $6.9 million.
Income Taxes
See Note 13 for an explanation of the increase in income taxes for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018.
The Company's operations have been included in EQT's consolidated income tax return for federal and state tax purposes for the periods prior to the Separation and Equitrans Midstream's consolidated income tax return for federal and state tax purposes after the Separation. The financial statements include the income taxes incurred by the Company computed on a separate return basis for the period prior to the Separation. EQM and, for the period prior to the EQM IDR Transaction, EQGP are limited partnerships for U.S. federal and state income tax purposes and Eureka Midstream is a limited liability company for such purposes. EQM, EQGP, and Eureka Midstream are not subject to U.S. federal or state income taxes.
All of EQM's and Eureka Midstream's income is included in the Company’s pre-tax income; however, the Company does not record income tax expense on the portions of its income attributable to the noncontrolling limited partners of EQM, the noncontrolling members of Eureka Midstream and, for the period prior to the EQGP Buyout, the noncontrolling limited partners of EQGP. This reduces the Company's effective tax rate in periods when the Company has consolidated pre-tax income.
Net Income Attributable to Noncontrolling Interests
For the three months ended June 30, 2019, the Company's noncontrolling interests were comprised of the third-party ownership interest in EQM and, for the period from April 10, 2019 to June 30, 2019, Eureka Midstream. For the three months ended June 30, 2018, the Company's noncontrolling interests were comprised of the third-party ownership interest in EQM and EQGP and, for the period from April 1, 2018 to May 1, 2018, a 25% ownership interest in Strike Force Midstream LLC owned by Gulfport Midstream Holdings, LLC (Gulfport Midstream). The noncontrolling interests described above resulted in net income allocations to noncontrolling interests in the statements of condensed consolidated comprehensive income.

For the six months ended June 30, 2019 compared to the six months ended June 30, 2018, the Company's noncontrolling interests were comprised of the third-party ownership interest in EQM. For the period from April 10, 2019 to June 30, 2019, the Company's noncontrolling interests were also comprised of the third-party ownership interest Eureka Midstream. Furthermore, for the period from January 1, 2019 through January 10, 2019 and the six months ended June 30, 2018, the Company's noncontrolling interests also included third-party ownership interests in EQGP and, for the period prior to May 1, 2018, the 25% ownership interest in Strike Force Midstream LLC owned by Gulfport Midstream. The noncontrolling interests described above resulted in net income allocations to noncontrolling interests in the statements of condensed consolidated comprehensive income. Net income attributable to noncontrolling interests fluctuates based on the amount of net income earned by the entities with noncontrolling interests, the amount of net income allocated to IDRs prior to the EQM IDR Transaction, the amount of net income allocated to the Class B units subsequent to the EQM IDR Transaction, the amount of net income attributable to the noncontrolling interest related to the third-party ownership interests in Eureka Midstream and any changes in the noncontrolling ownership percentages.
Net income attributable to noncontrolling interests decreased for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 as a result of lower EQM net income.
See "Investing Activities" and "Capital Requirements" under "Capital Resources and Liquidity" for discussion of capital expenditures.

Outlook
The Company's assets overlay core acreage in the prolific Appalachian Basin. The location of the Company's assets allows it to access major demand markets in the U.S. The Company is one of the largest natural gas gatherers in the U.S., and its largest customer, EQT, is the largest natural gas producer in the U.S. based on produced volumes. The Company maintains a stable cash flow profile, with greater than 50% of its revenue for the three and six months ended June 30, 2019 generated by firm reservation fees.
The Company's principal strategy is to achieve the scale and scope of a top-tier midstream company by leveraging its existing assets and planned growth projects and seeking and executing on strategically-aligned acquisition and joint venture opportunities, such as its acquisition of interests in Eureka Midstream and Hornet Midstream. As part of its approach to organic growth, the Company, through EQM, is focused on building and completing its key gathering and transmission growth projects outlined below, many of which are supported by contracts with firm capacity commitments. Additionally, the Company, through EQM, is targeting growth from volumetric gathering opportunities and transmission and storage services and from its water services business. The Company is also focused on optimizing and integrating its Pennsylvania gathering systems to create additional system gathering capacity and provide gathering solutions for EQM's customers. The water service business is complementary to the gathering business, and the Company recognizes an opportunity to expand EQM's existing asset footprint and is actively pursuing solutions for produced water handling. The Company's focus on execution of EQM's organic projects, coupled with asset optimization efforts, disciplined capital spending and operating cost control, is complemented by the Company's commitment to seek, evaluate and execute on strategically-aligned acquisition and joint venture opportunities. The Company believes that this approach will enable the Company to achieve its strategic goals.
The Company expects that the following expansion projects will be the primary organic growth drivers:

•
Mountain Valley Pipeline. The MVP Joint Venture is a joint venture among EQM and affiliates of each of NextEra Energy, Inc., Con Edison, AltaGas Ltd. and RGC Resources, Inc. that is constructing the MVP. As of June 30, 2019, EQM is the operator of the MVP and owned a 45.5% interest in the MVP project. The MVP is an estimated 300 mile, 42-inch diameter natural gas interstate pipeline with a targeted capacity of 2.0 Bcf per day that will span from EQM's existing transmission and storage system in Wetzel County, West Virginia to Pittsylvania County, Virginia, providing access to the growing southeast demand markets. During the six months ended June 30, 2019, EQM made capital contributions of approximately $292 million to the MVP Joint Venture for the MVP project. For the remainder of 2019, EQM expects to make capital contributions of approximately $0.7 billion to $0.8 billion to the MVP Joint Venture for purposes of the MVP, depending on the timing of the construction of the MVP. The MVP Joint Venture has secured a total of 2.0 Bcf per day of firm capacity commitments at 20-year terms and is currently in negotiation with additional shippers that have expressed interest in the MVP project. The MVP Joint Venture is evaluating an expansion opportunity that could add approximately 0.5 Bcf per day of capacity through the installation of incremental compression. The MVP Joint Venture is also undertaking the MVP Southgate project and is evaluating other future pipeline extension projects.

In October 2017, the FERC issued the Certificate of Public Convenience and Necessity for the MVP. In the first quarter of 2018, the MVP Joint Venture received limited notice to proceed with certain construction activities from the FERC and commenced construction. As discussed under "The regulatory approval process for the construction of new midstream assets is challenging, and recent decisions by regulatory and judicial authorities in pending proceedings could impact EQM's or the MVP Joint Venture's ability to obtain all approvals and authorizations necessary to complete certain projects on the projected time frame or at all or EQM's ability to achieve the expected investment return on the project" included in Item 1A, "Risk Factors – Risks Related to EQM's Business," in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, there are pending legal and regulatory challenges to certain aspects of the MVP project that must be resolved before the MVP project can be completed. The MVP Joint Venture is working through several alternatives to resolve these challenges, including through a land exchange proposal submitted to the federal government. In connection with the land exchange proposal and resolution of remaining legal and regulatory components, the Company is targeting a mid-2020 full in-service date at an overall project cost of $4.8 billion to $5.0 billion, excluding AFUDC. EQM is expected to fund approximately $2.4 billion of the overall project cost, including approximately $75 million to $90 million in excess of EQM's ownership interest. See the discussion of the litigation and regulatory-related delays in Part II, Item 1, "Legal Proceedings".

•
Wellhead Gathering Expansion and Hammerhead Project. During the six months ended June 30, 2019, EQM invested approximately $395 million in gathering expansion projects. For the remainder of 2019, EQM expects to invest approximately $575 million in gathering expansion projects, including the continued gathering infrastructure expansion of core development areas in the Marcellus and Utica Shales, primarily in southwestern

Pennsylvania and eastern Ohio, for EQT, Range Resources Corporation (Range Resources) and other producers, and the Hammerhead project, a 1.6 Bcf per day gathering header pipeline that is primarily designed to connect natural gas produced in Pennsylvania and West Virginia to the MVP and is supported by a 1.2 Bcf per day firm capacity commitment from EQT. The Hammerhead project is expected to cost approximately $555 million. During the six months ended June 30, 2019, EQM invested approximately $153 million in the Hammerhead project. For the remainder of 2019, EQM expects to invest approximately $200 million in the Hammerhead project. A portion of the Hammerhead project is expected to be operational by year-end 2019 and will provide interruptible service until the MVP is placed in-service, at which time the firm capacity commitment will begin.

•
MVP Southgate Project. In April 2018, the MVP Joint Venture announced the MVP Southgate project, a proposed 70-mile interstate pipeline that will extend from the MVP at Pittsylvania County, Virginia to new delivery points in Rockingham and Alamance Counties, North Carolina. The MVP Southgate project is backed by a 300 MMcf per day firm capacity commitment from PSNC Energy. As designed, the MVP Southgate project has expansion capabilities up to 900 MMcf per day of total capacity. The MVP Southgate project is estimated to cost a total of approximately $450 million to $500 million, which is expected to be spent primarily in 2019 and 2020. During the six months ended June 30, 2019, EQM made capital contributions of approximately $8 million to the MVP Joint Venture for the MVP Southgate project. For the remainder of 2019, EQM expects to provide capital contributions of approximately $15 million to the MVP Joint Venture for the MVP Southgate project. As of June 30, 2019, EQM was the operator of the MVP Southgate pipeline and owned a 47.2% interest in the MVP Southgate project. The MVP Joint Venture submitted the MVP Southgate certificate application to the FERC in November 2018. In March 2019, the FERC issued an environmental review schedule that states that the FERC plans to issue the final Environmental Impact Statement by December 19, 2019, and the FERC issued the draft Environmental Impact Statement on July 26, 2019. The schedule also identifies March 18, 2020 as the deadline for other agencies to act on other federal authorizations required for the project (the FERC, however, is not subject to this deadline). Subject to approval by the FERC and other regulatory agencies, the MVP Southgate project has a targeted in-service date of the fourth quarter of 2020.

•
Transmission Expansion. During the six months ended June 30, 2019, EQM invested approximately $27 million in transmission expansion projects. For the remainder of 2019, EQM expects to invest approximately $25 million in transmission expansion projects, primarily attributable to the Allegheny Valley Connector (AVC), the Equitrans, L.P. Expansion project (EEP), which is designed to provide north-to-south capacity on the mainline Equitrans, L.P. system, including for deliveries to the MVP, and power plant projects. A portion of EEP is expected to commence operations with interruptible service in the third quarter of 2019. EEP will provide capacity of approximately 600 MMcf per day and offers access to several markets through interconnects with Texas Eastern Transmission, Dominion Transmission and Columbia Gas Transmission. EEP will also provide delivery into MVP and once MVP is placed in service, firm transportation agreements for 550 MMcf per day of capacity will commence under 20-year terms. EEP has a targeted full in-service date of mid-2020. In January 2019, EQM executed a precedent agreement with ESC Brooke County Power I, LLC to construct a natural gas pipeline for connection to a proposed 830-Megawatt power plant in Brooke County, West Virginia. The agreement includes a ten-year firm reservation commitment for 140 MMcf per day of capacity. EQM expects to invest an estimated $80 million to construct the approximately 16-mile pipeline, which has a targeted in-service date in 2023. As of June 30, 2019, EQM has invested approximately $1 million in the Brooke County project and expects to invest an additional $6 million for the remainder of 2019.

•
Water Expansion. During the six months ended June 30, 2019, EQM invested approximately $18 million in the expansion of its fresh water delivery infrastructure. In response to continued lower natural gas prices, several producer customers have modified their well development plans, which impacts the expected timing of EQM's fresh water delivery services. As a result, EQM now forecasts full-year 2019 water expansion capital expenditures of $50 million.

See further discussion of capital expenditures in the "Capital Requirements" section below.
See also a discussion of the EQM IDR Transaction and Bolt-on Acquisition in Notes 2 and 3, respectively, to the condensed consolidated financial statements.
See "Critical Accounting Policies and Estimates" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of the Company's accounting policies and significant assumptions related to the accounting for goodwill, and the Company's policies and processes with respect to impairment reviews for goodwill. The Company did not identify an impairment indicator related to goodwill during the second quarter of 2019; however, as discussed in Note 4 to the condensed consolidated financial statements, the Company did identify an impairment expense associated with EQM's long-

lived assets. Management will continue to monitor and evaluate the factors underlying the fair market value of acquired businesses and long-lived assets over the course of the year to determine if any interim assessments are necessary and will take any additional impairment charges required.
Commodity Prices. The Company’s business is dependent on continued natural gas production and the availability and development of reserves in its areas of operation. Low prices for natural gas and natural gas liquids could adversely affect development of additional reserves and production that is accessible by EQM’s pipeline and storage assets, which would also negatively affect EQM’s water services business. The Henry Hub natural gas price has ranged from $2.27 per MMbtu to $4.25 per MMbtu between January 1, 2019 and June 30, 2019, and the natural gas forward strip price has trended downwards during the first half of 2019.  Further, market prices for natural gas in the Appalachian Basin continue to be lower than Henry Hub natural gas prices.  Lower natural gas prices have caused producers to determine to reduce their rig count or otherwise take actions to slow production growth and/or reduce production, which in turn reduces the demand for, and usage of, EQM’s services, including water services, and a sustained period of depressed natural gas prices could cause producers to take further actions to reduce natural gas supply in the future. EQM’s customers, including EQT, have announced reductions in their capital spending and may announce further reductions in the future based on commodity prices, access to capital or other factors.  Many of EQM’s customers have entered into long-term firm transmission and gathering contracts or contracts with MVCs on EQM's systems. However, approximately 48.3% of EQM’s gathering revenues and 11.8% of EQM’s transmission revenues for the second quarter of 2019 were from volumetric-based fee revenues.  Additionally, EQM’s water service agreements are volumetric in nature. For more information see “Risks Inherent in EQM’s Business - Any significant decrease in production of natural gas in EQM’s areas of operation could adversely affect its business and operating results and reduce its cash available to make distributions" included in Item 1A, "Risk Factors" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
EQT Change of Control. At EQT’s annual meeting held on July 10, 2019, EQT’s shareholders elected 12 individuals to the Board of Directors of EQT (EQT Board), seven of whom were nominated by a group led by Toby Z. Rice (the Rice Group), and five of whom were nominated by the EQT Board and recommended by the Rice Group. The EQT Board subsequently made certain executive changes, including appointing Toby Z. Rice as the President and Chief Executive Officer of EQT. On July 25, 2019, EQT announced that it is suspending its outlook for 2020 and beyond as it continues to develop its operating plan under the new management team. EQT is Equitrans Midstream’s largest customer, accounting for approximately 71.5% of EQM’s revenues for the six months ended June 30, 2019. For a discussion of Equitrans Midstream’s commercial relationship with EQT and related considerations, including risk factors, see Equitrans Midstream's Annual Report on Form 10-K for the year ended December 31, 2018, as updated by this and any subsequent Quarterly Report on Form 10-Q.
Equitrans Midstream cannot predict the potential financial, operational or other effects on it of future actions taken by EQT’s new leadership team, including any changes to EQT’s drilling and production schedule or business strategy or actions affecting EQT’s credit rating or personnel. The election of EQT’s directors constituted a change in control of EQT pursuant to EQT’s 2014 Long-Term Incentive Plan and related awards. Under the Employee Matters Agreement, with respect to the vesting of Equitrans Midstream awards held by certain persons, including persons employed by EQT immediately after the Separation, a change in control of EQT is treated as a change in control of Equitrans Midstream. Additionally, employment with EQT is treated as employment with Equitrans Midstream for purposes of Equitrans Midstream awards. Accordingly, the change in control of EQT and related terminations of EQT personnel have resulted, and further terminations may result, in accelerated vesting of Equitrans Midstream time-based awards held by, and payouts by Equitrans Midstream to, qualifying EQT employees.

Capital Resources and Liquidity
The Company's principal liquidity requirements are to finance EQM's operations, fund EQM's capital expenditures, potential acquisitions and other strategic transactions and capital contributions to joint ventures, including the MVP Joint Venture and Eureka Midstream, pay cash dividends and distributions and satisfy any indebtedness obligations. The Company's ability to meet these liquidity requirements will depend on the amount and timing of distributions received from EQM, EQM's ability to generate cash in the future and the Company's and EQM's ability to raise capital in banking, capital and other markets. The Company's available sources of liquidity include cash from quarterly cash distributions from EQM, borrowings under credit facilities, cash on hand, debt transactions and issuances of additional equity interests, including shares of the Company or limited partner interests of EQM. Pursuant to the Tax Matters Agreement (defined in Note 8 to the consolidated financial statements), the Company is subject to certain restrictions related to certain corporate actions, including restrictions related to the issuance of Company and EQM securities beyond certain thresholds as set forth in the Tax Matters Agreement. See "We and EQM may determine to forgo or be required to forgo certain transactions in order to avoid the risk of incurring material tax-related liabilities or indemnification obligations under the tax matters agreement." under "Risk Factors – Risks Related to the Separation" included in "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. EQM is not forecasting any public equity issuance for currently anticipated organic growth projects.
Operating Activities
Net cash flows provided by operating activities were $422.5 million for the six months ended June 30, 2019 compared to $449.6 million for the six months ended June 30, 2018. The decrease was primarily driven by the timing of working capital payments, including higher interest payments.
Investing Activities
Net cash flows used in investing activities were $1,630.1 million for the six months ended June 30, 2019 compared to $563.6 million for the six months ended June 30, 2018. The increase in cash used was primarily attributable to the Bolt-on Acquisition, increased capital contributions to the MVP Joint Venture consistent with construction of the MVP and MVP Southgate projects, and increased capital expenditures as further described in "Capital Requirements."
Financing Activities
Net cash flows provided by financing activities were $938.9 million for the six months ended June 30, 2019 compared to net cash flows provided by financing activities of $1,840.4 million for the six months ended June 30, 2018. For the six months ended June 30, 2019, the primary sources of financing cash flows were net proceeds from the issuance of the Series A Preferred Units and borrowings on the Company's and EQM's credit facilities offset by payments on the Company's and EQM's credit facility borrowings, the purchase of EQGP common units, the payment of dividends and the payment of distributions to noncontrolling interest unitholders. For the six months ended June 30, 2018, the primary sources of financing cash flows were proceeds from credit facility borrowings and proceeds from the issuance of the EQM $2.5 Billion Senior Notes, offset by payments on credit facility borrowings, distributions paid to noncontrolling interest unitholders, payment for the remaining 25% interest in Strike Force Midstream and distributions to EQT.
Capital Requirements
The gathering, transmission and storage and water services businesses are capital intensive, requiring significant investment to develop new facilities and to maintain and upgrade existing operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Thousands)
Expansion capital expenditures (a)	$266,970	$213,628	$443,479	$361,705
Maintenance capital expenditures	9,426	7,793	18,854	15,158
Headquarters capital expenditures	2,323	—	5,719	—
Total capital expenditures (b)(c)	$278,719	$221,421	$468,052	$376,863

(a)
Expansion capital expenditures do not include capital contributions made to the MVP Joint Venture for the MVP and MVP Southgate projects of approximately $156.4 million and $65.8 million for the three months ended June 30, 2019 and 2018, respectively, and approximately $301.2 million and $182.8 million for the six months ended June 30, 2019 and 2018, respectively.

(b)	Includes approximately $10.9 million of capital expenditures related to noncontrolling interests in Eureka Midstream for the three and six months ended June 30, 2019.

(c)
The Company accrues capital expenditures when the work has been completed but the associated bills have not been paid. Accrued capital expenditures are excluded from the statements of condensed consolidated cash flows until they are paid. See Note 6 to the condensed consolidated financial statements.

Expansion capital expenditures increased by approximately $53.3 million and $81.8 million for the three and six months ended June 30, 2019, respectively, as compared to the three and six months ended June 30, 2018, primarily due to increased spending on the Hammerhead project and various wellhead gathering expansion projects.
Maintenance capital expenditures increased by $1.6 million and $3.7 million for the three and six months ended June 30, 2019, respectively, as compared to the three and six months ended June 30, 2018, primarily as a result of higher assets in service.
For the remainder of 2019, EQM expects to make capital contributions to the MVP Joint Venture of approximately $0.7 billion to $0.8 billion (including approximately $15 million related to the MVP Southgate project) depending on the timing of construction, expansion capital expenditures are expected to be approximately $0.6 billion to $0.7 billion and maintenance capital expenditures are expected to be approximately $50 million, net of reimbursements. The Company's future capital investments may vary significantly from period to period based on the available investment opportunities and the timing of the construction of the MVP, MVP Southgate and other projects. Maintenance capital expenditures are also expected to vary quarter to quarter. The Company expects to fund future capital expenditures primarily through cash on hand, cash generated from EQM's operations, borrowings under its and its subsidiaries' credit facilities, debt transactions and issuances of additional equity interests. EQM is not forecasting any public equity issuance for currently anticipated organic growth projects.
Credit Facility Borrowings
See Note 10 to the condensed consolidated financial statements for discussion of credit facilities.
Security Ratings
The table below sets forth the credit ratings for debt instruments of the Company and EQM at June 30, 2019.

	Equitrans Midstream		EQM
	Term Loan B		Senior Notes
Rating Service	Rating	Outlook	Rating	Outlook
Moody's	Ba3	Stable	Ba1	Stable
S&P	BB	Negative	BBB-	Negative
Fitch	BB	Negative	BBB-	Negative
The Company's and EQM's credit ratings are subject to revision or withdrawal at any time by the assigning rating organization and each rating should be evaluated independently of any other rating. The Company and EQM cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a credit rating agency if, in its judgment, circumstances so warrant, including in connection with the MVP project or the creditworthiness of EQM's customers. If any credit rating agency downgrades EQM's ratings, EQM's access to the capital markets may be limited, borrowing costs could increase, EQM may be required to provide additional credit assurances in support of commercial agreements such as joint venture agreements and construction contracts, the amount of which may be substantial, and the potential pool of investors and funding sources may decrease. In order to be considered investment grade, a company must be rated Baa3 or higher by Moody's, BBB- or higher by S&P, or BBB- or higher by Fitch. Anything below these ratings, including all of the Company's credit ratings and EQM's current credit rating of Ba1 by Moody's, are considered non-investment grade.
Commitments and Contingencies
In the ordinary course of business, various legal and regulatory claims and proceedings are pending or threatened against the Company and its subsidiaries, including EQM. While the amounts claimed may be substantial, the Company and EQM are unable to predict with certainty the ultimate outcome of such claims and proceedings. The Company and EQM accrue legal and other direct costs related to loss contingencies when incurred. Each of the Company and EQM, as applicable, establishes reserves whenever it believes it to be appropriate for pending matters. Furthermore, after consultation with counsel and considering available insurance, the Company believes that the ultimate outcome of any matter currently pending against it, EQM or any of their respective subsidiaries will not materially affect its business, financial condition, results of operations, liquidity or ability to pay dividends to its shareholders. See Part II, "Item 1. Legal Proceedings" for a discussion of litigation and regulatory proceedings related to the MVP project.

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
Off-Balance Sheet Arrangements
See Note 9 to the condensed consolidated financial statements for discussions regarding the MVP Joint Venture guarantees.
Dividend
On July 24, 2019, the Board declared a cash dividend for the second quarter of 2019 of $0.45 per share payable on August 22, 2019 to shareholders of record at the close of business on August 13, 2019.
See Note 2 to the condensed consolidated financial statements for discussion of EQM distributions.
Critical Accounting Policies and Estimates
The Company's critical accounting policies are described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on February 14, 2019. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to the Company's condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for the period ended June 30, 2019. The application of the Company's critical accounting policies may require management to make judgments and estimates about the amounts reflected in the consolidated financial statements. Management uses historical experience and all available information to make these estimates and judgments. Different amounts could be reported using different assumptions and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Changes in interest rates affect the amount of interest the Company earns on cash, cash equivalents and short-term investments and the interest rates the Company, EQM and Eureka pay on borrowings under their respective credit facilities. The Equitrans Midstream Credit Facility and Term Loan Credit Agreement (each defined in Note 10 to the financial statements) both have a variable interest rate and thus expose the Company to fluctuations in market interest rates, which can affect the Company's results of operations and liquidity. Changes in interest rates may affect the distribution rate payable on EQM's Series A Preferred Units after the twentieth distribution period, which could affect the amount of cash EQM has available to make quarterly cash distributions to its other unitholders, including the Company. EQM's senior notes are fixed rate and thus do not expose the Company to fluctuations in market interest rates. Changes in interest rates do affect the fair value of EQM's fixed rate debt. See Notes 10 and 11 for discussion of debt and fair value measurements, respectively. The Company may from time to time hedge the interest on portions of borrowings under the credit facilities in order to manage risks associated with floating interest rates.
Credit Risk. The Company is exposed to credit risk, which is the risk that it may incur a loss if a counterparty fails to perform under a contract. The Company actively manages its exposure to credit risk associated with customers through credit analysis, credit approval and monitoring procedures. For certain transactions, the Company may request letters of credit, cash collateral, prepayments or guarantees as forms of credit support. Equitrans, L.P.'s FERC tariffs require tariff customers that do not meet specified credit standards to provide three months of credit support; however, the Company is exposed to credit risk beyond this three-month period when its tariffs do not require its customers to provide additional credit support. For some of the Company's more recent long-term contracts associated with system expansions, it has entered into negotiated credit agreements that provide for enhanced forms of credit support if certain credit standards are not met. The Company has historically experienced only minimal credit losses in connection with its receivables. For the six months ended June 30, 2019, approximately 80% of revenues were from investment grade counterparties. The Company is exposed to the credit risk of EQT, its largest customer. However, EQT has guaranteed the payment obligations of certain of its subsidiaries, up to a maximum amount of $115 million, $50 million and $30 million related to gathering, transmission and water services, respectively, across all applicable contracts, for the benefit of the subsidiaries of the Company providing such service. See Note 12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018 for further discussion of the Company's exposure to credit risk.
At June 30, 2019, EQT's public senior debt had an investment grade credit rating. See also "EQT Change of Control" under "Outlook" in Part I, Item 2, "Management Discussion and Analysis of Financial Condition and Results of Operations."
Commodity Prices. The Company's business is dependent on continued natural gas production and the availability and development of reserves in its areas of operation. Low prices for natural gas, including those resulting from regional basis differentials, could adversely affect development of additional reserves and production that is accessible by the Company's pipeline and storage assets, or result in lower drilling activity, which would decrease demand for the Company's services, including its water services. Lower regional natural gas prices could cause producers to determine in the future that drilling activities in areas outside of the Company's current areas of operation are strategically more attractive to them. The Company's customers, including EQT, have announced reductions in their capital spending and may announce further reductions in the future based on commodity prices, access to capital or other factors. Unless the Company is successful in attracting and retaining new customers, the Company's ability to maintain or increase the capacity subscribed and volumes transported under service arrangements on its transmission and storage system, the volumes gathered on its gathering systems, or the volumes of water provided by its water service business will be dependent on receiving consistent or increasing commitments from its existing customers, including EQT. While EQT has dedicated acreage to the Company and has entered into long-term firm transmission and gathering contracts on the Company's systems, EQT may determine in the future that drilling in the Company's areas of operations is not economical or that drilling in areas outside of the Company's current areas of operations is strategically more attractive to it. EQT is under no contractual obligation to continue to develop its acreage dedicated to the Company.
The Company's cash flow profile is underpinned by both firm reservation fees and volumetric-based fees, with greater than 50% of its revenue for the three and six months ended June 30, 2019 generated by firm reservation fees. Accordingly, the Company believes that the effect of short- and medium-term declines in volumes of gas produced, gathered, transported or stored on its systems may be mitigated because firm reservation fees are paid regardless of volumes supplied to the system by customers. See "EQM's exposure to direct commodity price risk may increase in the future," under item 1A, "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. Longer-term price declines could have an adverse effect on customer creditworthiness and related ability to pay firm reservation fees under long-term contracts and/or affect activity levels and accordingly volumetric-based fees which could affect the Company's results of operations, liquidity or financial position. Significant declines in gas production in the Company's areas of operations would limit the Company's growth potential.

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
The Eureka Credit Facility is underwritten by a syndicate of 14 financial institutions, each of which is obligated to fund its pro-rata portion of any borrowings by Eureka. Only one lender of the financial institutions in the syndicate holds more than 10% of the facility (12.5% held by ABN AMRO Capital USA LLC). Eureka's large syndicate group and relatively low percentage of participation by each lender is expected to limit Eureka's exposure to disruption or consolidation in the banking industry.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer, an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), was conducted as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
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
Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the second quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of business, various legal and regulatory claims and proceedings are pending or threatened against the Company and its subsidiaries, including EQM. While the amounts claimed may be substantial, the Company and EQM are unable to predict with certainty the ultimate outcome of such claims and proceedings. The Company and EQM accrue legal and other direct costs related to loss contingencies when incurred. Each of the Company and EQM, as applicable, establishes reserves whenever it believes it to be appropriate for pending matters. Furthermore, after consultation with counsel and considering available insurance, the Company believes that the ultimate outcome of any matter currently pending against it, EQM or any of their respective subsidiaries will not materially affect its business, financial condition, results of operations, liquidity or ability to pay dividends to its shareholders.
Environmental Proceedings
Administrative Order, Swarts Storage Field, Greene County, PA. On December 26, 2018, EQM received an administrative order from the Pennsylvania Department of Environmental Protection (PADEP) alleging non-compliance with certain regulations and failure to submit required information regarding encroaching mining operations in the storage field and authorizing the PADEP to shut down the storage field. EQM believes that it has substantially complied with the regulations, has complied with the PADEP information requests, and objects to the factual foundations of the administrative order. On January 10, 2019, the PADEP issued a letter suspending the portion of the administrative order that purported to authorize the PADEP to shut down the storage field. On January 25, 2019, EQM filed an administrative appeal on the PADEP's order to preserve its rights in any future proceedings. The PADEP issued a new draft consent order and has tendered a settlement demand to resolve all outstanding issues, including the appeal. EQM is continuing negotiations and anticipates a resolution in the third quarter of 2019. The Company expects that this matter could result in monetary penalties in excess of $100,000, but does not believe that if imposed the payments will have a material impact on the financial condition, results of operations or liquidity of the Company or EQM.
Consent Order, Legacy Ohio Pipeline - Multiple Locations in Ohio. The Ohio Environmental Protection Agency (OEPA) has issued notices of violation (NOVs) to EQM that encompass fill violations and/or storm water (sedimentation) violations incurred during the ownership of the Legacy Ohio pipeline by EQM's predecessor entities. The NOVs allege violations related to state storm water permits and state and federal clean water laws. EQM addressed the violations with agency oversight and cooperated with the OEPA to proactively address future corrective actions. EQM has agreed to pay $300,000 and all amounts have been paid and consent orders signed with the OEPA. The final payment of $75,000 was paid on June 1, 2019 to fund a supplemental environmental project as part of the settlement.

Eureka System Environmental Remediation. On April 10, 2019, EQM acquired a 60% equity interest in Eureka Midstream. Eureka Midstream received one NOV from the OEPA in April 2019 and two in June 2019 associated with legacy slips. EQM is currently inventorying the Eureka Midstream system. The Company cannot predict with certainty whether any facts or circumstances discovered during the inventory will result in a state environmental agency issuing additional NOVs.  If penalties are imposed, an individual penalty or the aggregate of these penalties could result in monetary sanctions in excess of $100,000. However, the Company does not believe that if imposed the payments will have a material impact on the financial condition, results of operations or liquidity of the Company or EQM.
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

•
WVDEP Rulemaking Proceedings - Section 401 Nationwide Permit. On April 13, 2017, the West Virginia Department of Environmental Protection (WVDEP) issued a 401 Water Quality Certification for the U.S. Army Corps Nationwide Permits. In August 2018, the WVDEP initiated an administrative process to revise this certification and requested public comment to, among other things, specifically revise the 72-hour limit for stream crossings noted as problematic by the Fourth Circuit as well as other conditions. The WVDEP issued a new notice and comment period for further modifications of the 401 certification. On April 24, 2019, the WVDEP submitted the modification to the United States Environmental Protection Agency (the EPA) for approval (since the WVDEP is also required to obtain the EPA's agreement to the modified 401 certification) and provided notice to the U.S. Army Corps. Assuming that the WVDEP's administrative process results in the clarification or elimination of any problematic conditions, and the EPA's agreement is secured, the MVP Joint Venture anticipates that it will once again secure from the U.S. Army Corps Districts within West Virginia verification that its activities, including stream crossings, may proceed under Nationwide Permit 12 as re-certified by the WVDEP. The MVP Joint Venture is targeting reverification to occur during the third quarter of 2019. The notice and comment period ended on March 4, 2019. However, the MVP Joint Venture cannot guarantee that the WVDEP's action will not be challenged or that the EPA or the U.S. Army Corps Districts will act promptly or be deemed to have acted properly if challenged, in which case reverification may be delayed past the third quarter of 2019.

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

•
Sierra Club, et al. v. U.S. Forest Service, et al., consolidated under Case No. 17-2399, Fourth Circuit Court of Appeals. In a different Fourth Circuit appeal filed in December 2017, the Sierra Club challenged a Bureau of Land Management (BLM) decision to grant a right-of-way to the MVP Joint Venture and a U.S. Forest Service (USFS) decision to amend its management plan to accommodate MVP, both of which affect the MVP's 3.6-mile segment in the Jefferson National Forest in Virginia. On July 27, 2018, agreeing in part with the Sierra Club, the Fourth Circuit vacated the BLM and USFS decisions, finding fault with the USFS' analysis of erosion and sedimentation effects and the BLM's analysis of the practicality of alternate routes. On August 3, 2018, citing the court's vacatur and remand, the FERC issued a stop work order for the entire pipeline pending the agency actions on remand. The FERC modified its stop work order on August 29, 2018 to allow work to continue on all but approximately 25 miles of the project. The MVP Joint Venture has resumed construction of those portions of the pipeline. On October 10, 2018, the Fourth Circuit granted a petition for rehearing filed by the MVP Joint Venture for the limited purpose of clarifying that the July 27, 2018 order did not vacate the portion of the BLM's Record of Decision authorizing a right-of-way and temporary use permit for MVP to cross the Weston and Gauley Bridge Turnpike Trail in Braxton County, West Virginia. On October 15, 2018, the MVP Joint Venture filed with the FERC a request to further modify the August 3, 2018 stop work order to allow the MVP Joint Venture to complete the bore and install the pipeline under the Weston and Gauley Bridge Turnpike Trail. On October 24, 2018, the FERC granted the MVP Joint Venture's request to further modify the stop work order and authorize construction. The MVP Joint Venture has resumed construction of those portions of the pipeline. However, work on the 3.6-mile segment in the Jefferson National Forest must await a revised authorization, which the MVP Joint Venture is working to obtain.

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

•
Mountain Valley Pipeline, LLC v. 6.56 Acres of Land et al., Case No. 18-1159, Fourth Circuit Court of Appeals. Several landowners have filed challenges in various U.S. District Courts to the condemnation proceedings by which the MVP Joint Venture obtained access to their property. In each case, the district court found that the MVP Joint Venture was entitled to immediate possession of the easements, and the landowners appealed to the Fourth Circuit. The Fourth Circuit consolidated these cases and held oral argument in September 2018. On February 5, 2019, the Fourth Circuit issued an opinion affirming the decisions of the U.S. District Courts granting the MVP Joint Venture immediate access for construction of the pipeline. On March 15, 2019, the Fourth Circuit issued another opinion finding that the MVP Joint Venture did not have to condemn the interest of coal owners, nor are coal owners entitled to assert claims in the condemnation proceedings for lost coal on tracts for which they do not own a surface interest being condemned. On July 3, 2019, a group of landowners filed a writ of certiorari with the United States Supreme Court related to the Fourth Circuit’s ruling on immediate access. The MVP Joint Venture anticipates that the Supreme Court will issue its determination to accept or reject the case during the fourth quarter of 2019.

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

•
WVDEP Consent Order. On March 19, 2019, the WVDEP issued 26 NOVs to the MVP Joint Venture for various construction and sediment and erosion control issues in 2018. The MVP Joint Venture and WVDEP have reached a tentative settlement agreement which will be documented as an administrative consent order for the MVP Joint Venture to pay $0.3 million in penalties. The consent order is subject to a state mandated 30-day public comment period. In addition to payment of assessed penalties, the MVP Joint Venture is required to submit a corrective action plan to resolve any outstanding permit compliance matters.

•
Sierra Club et al. v. U.S. Dep’t of Interior et al., Case No. 18-1082, Fourth Circuit Court of Appeals. On August 6, 2018, the Fourth Circuit held that National Park Service (NPS) acted arbitrarily and capriciously in granting the Atlantic Coast Pipeline (ACP) a right-of-way permit across the Blue Ridge Parkway. Specifically, the Fourth Circuit found that the permit cited the wrong source of legal authority and the NPS failed to make a “threshold determination that granting the right-of-way is ‘not inconsistent with the use of such lands for parkway purposes’ and the overall

National Park System to which it belongs.” Even though the MVP Joint Venture is not named in the ACP litigation, the MVP route crosses the Blue Ridge Parkway roughly midway between mileposts 246 and 247 of the pipeline route and implicates some the same deficiencies addressed by the court. The MVP Joint Venture elected to request that the NPS temporarily suspend its Blue Ridge Parkway permit until the deficiencies identified in the ACP litigation are resolved. While the MVP and ACP rights-of-way share some of the same regulatory issues, unlike ACP the portion of the MVP pipeline that crosses the Blue Ridge Parkway is completely constructed. NPS granted the MVP Joint Venture the ability to continue final restoration efforts on that portion of the pipeline during the course of the suspended permit. The MVP Joint Venture is working with the NPS to address MVP-related right-of-way issues.
Other Proceedings that May Affect the MVP Project

•
Cowpasture River Preservation Association, et al. v. U.S. Forest Service, et al., Case No. 18-1144, Fourth Circuit Court of Appeals. On December 13, 2018, in an unrelated case involving the ACP, the Fourth Circuit held that the USFS, which is part of the Department of Agriculture, lacked the authority to grant rights-of-way for oil and gas pipelines to cross the Appalachian Trail. Although the MVP Joint Venture obtained its grant to cross the Appalachian Trail from the BLM, a part of the Department of Interior, the rationale of the Fourth Circuit's opinion could apply to the BLM as well. On February 25, 2019, the Fourth Circuit denied ACP’s petition for en banc rehearing. The federal government and ACP filed petitions to the United States Supreme Court on June 26, 2019 seeking judicial review of the Fourth Circuit's decision. The MVP Joint Venture anticipates that the Supreme Court will issue its determination to accept or reject the case during the fourth quarter of 2019. The MVP Joint Venture is pursuing multiple options to address the Appalachian Trail issue, including but not limited to, administrative, regulatory and legislative options.

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

EQM has entered into joint ventures to construct the MVP and MVP Southgate projects and a joint venture relating to Eureka Midstream Holdings, LLC and may in the future enter into additional joint venture arrangements with third parties. Joint venture arrangements may restrict EQM's operational and corporate flexibility. Because EQM does not control all of the decisions of the MVP Joint Venture or the joint venture relating to Eureka Midstream Holdings, LLC, it may be difficult or impossible for EQM to cause the joint venture to take actions that EQM believes would be in EQM's or the joint venture's best interests. For example, EQM cannot unilaterally cause the distribution of cash by the MVP Joint Venture. Moreover, joint venture arrangements involve various risks and uncertainties, such as committing EQM to fund operating and/or capital expenditures, the timing and amount of which EQM may not control, and EQM's joint venture partners may not satisfy their financial or other obligations to the joint venture. In addition, the operations of the MVP Joint Venture, the joint venture relating to Eureka Midstream Holdings, LLC and any joint ventures we or EQM may enter into in the future are subject to many of the same operational risks to which we and EQM are subject.
A downgrade of EQM's credit ratings, including in connection with the MVP project or the credit ratings of EQM's customers, which are determined by independent third parties, could impact EQM's liquidity, access to capital, and costs of doing business.
If any credit rating agency downgrades EQM's credit ratings, including for reasons relating to the MVP project or the credit ratings of EQM's customers, EQM's access to credit markets may be limited, EQM's borrowing costs could increase, and EQM may be required to provide additional credit assurances in support of commercial agreements, such as joint venture agreements and construction contracts, the amount of which may be substantial. EQM's credit ratings by Moody's, S&P and Fitch were Ba1, BBB- and BBB-, respectively, as of June 30, 2019. In March 2019, both S&P and Fitch affirmed EQM's BBB- credit rating but revised EQM's credit rating outlook from stable to negative, citing uncertainty around the completion of the MVP project, the MVP project's increased costs and pressure placed on EQM's credit measures and balance sheet. On June 28, 2019, Moody's affirmed EQM's Ba1 credit rating but noted that the delay of the targeted full in-service date for the MVP project to mid-2020 and related increase in project cost were a credit negative event for EQM. In order to be considered investment grade, EQM must be rated Baa3 or higher by Moody's, BBB- or higher by S&P and BBB- or higher by Fitch. EQM's non-investment grade credit rating by Moody's and any future downgrade of EQM's S&P and/or Fitch credit ratings to non-investment grade may result in greater borrowing costs and collateral requirements than would be available to EQM if all of its credit ratings were investment grade. EQM's ability to access capital markets could also be limited by economic, market or other disruptions. An increase in the level of EQM's indebtedness, further delays in the MVP project or increases to the MVP project cost or deterioration of the credit ratings of EQM's customers in the future may result in a downgrade in the ratings that are assigned to EQM's debt. Credit rating agencies perform an independent analysis when assigning credit ratings. This analysis includes a number of criteria such as business composition, market and operational risks, as well as various financial tests. Credit rating agencies continue to review the criteria for industry sectors and various debt ratings and may make changes to those criteria from time to time. Credit ratings are subject to revision or withdrawal at any time by the ratings agencies.
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
In addition, until the conversion of the EQM Series A Preferred Units into EQM common units or their redemption in connection with a change of control, holders of the EQM Series A Preferred Units will receive cumulative quarterly distributions initially at a fixed rate of $1.0364 per EQM Series A Preferred Unit per quarter for the first twenty distribution periods (the “initial distribution period”) and thereafter at a floating rate based on a spread to the 3-month LIBOR as of the second banking day prior to the beginning of the applicable distribution period. EQM will not be entitled to pay any distributions on any junior securities, including any of the EQM common units, prior to paying the quarterly distribution payable on the EQM Series A Preferred Units, including any previously accrued and unpaid distributions. In addition, because the distribution rate on the EQM Series A Preferred Units will become a floating rate following the initial distribution period, EQM is unable to predict the amount of such distributions. EQM’s obligation to pay distributions on the EQM Series A Preferred Units could impact EQM’s liquidity and reduce the amount of cash flow available for working capital, capital expenditures, growth opportunities, acquisitions and other general partnership purposes. EQM’s obligations to the holders of the EQM Series A Preferred Units could also limit EQM’s ability to obtain additional financing or could increase its borrowing costs, which could have an adverse effect on EQM’s financial condition.
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
Upon conversion of the EQM Series A Preferred Units, holders may receive less valuable consideration than expected because the value of EQM common units may decline after such holders or EQM exercise their conversion right but before EQM settles its conversion obligation.
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

•	addressing the potential diversion of management’s time and attention away from EQM’s existing business to address integration or other related issues;

•	hiring, training or retaining qualified personnel to manage and operate EQM’s growing business and assets;

•	addressing the loss of customers or key employees, obtaining new customers and expanding relationships with existing customers;

•	maintaining an effective system of internal controls in compliance with the Sarbanes-Oxley Act of 2002 as well as other regulatory compliance and corporate governance matters; and

•	integrating new technology systems for financial reporting.
If any of these risks or other unanticipated liabilities or costs were to materialize, EQM may not realize the desired benefits from past or future acquisitions, which may result in a negative impact to, or a material adverse effect on, EQM’s business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.
Further, EQM may not be successful in integrating past or future acquisitions into its existing operations within EQM’s anticipated timeframe, which may result in unforeseen operational difficulties, capital requirements and expenses, diminish EQM’s financial performance or require a disproportionate amount of its management’s attention to address. In addition, acquired businesses or assets may perform at levels below the levels EQM anticipated at the time of acquiring such businesses due to factors beyond EQM’s control. As a result, there can be no assurance that EQM’s past or future acquisitions, including EQM’s combination with RMP and EQM’s acquisition of interests in Eureka Midstream Holdings, LLC and Hornet Midstream Holdings, LLC, will deliver the benefits anticipated by EQM, and any failure to create such benefits may result in a negative impact to, or material adverse effect on, EQM’s business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.

Item 5. Other Information
As previously reported on June 18, 2019, Phillip D. Swisher, Vice President and Chief Accounting Officer of Equitrans Midstream, will resign from Equitrans Midstream and the New EQM General Partner, the general partner of EQM, in each case effective as of July 31, 2019.
On July 24, 2019, Equitrans Midstream’s Board of Directors appointed Brian P. Pietrandrea as Controller of Equitrans Midstream, effective as of July 31, 2019. In his role as Controller of Equitrans Midstream, Mr. Pietrandrea will serve as the principal accounting officer of Equitrans Midstream. The Board of Directors of the New EQM General Partner also appointed Mr. Pietrandrea as Controller, effective as of July 31, 2019.
Mr. Pietrandrea, age 44, was appointed Controller of certain subsidiaries of Equitrans Midstream effective upon the Separation of Equitrans Midstream from EQT, the former parent company of Equitrans Midstream, on November 12, 2018. Prior to joining Equitrans Midstream, Mr. Pietrandrea served in various roles of increasing responsibility at a subsidiary of EQT, including Director, Partnership Accounting and Reporting, from October 2013 through February 2017, Controller, from March 2017 through February 2018, and Vice President and Controller, from March 2018 through the Separation.
Mr. Pietrandrea has no familial relationship with any director, executive officer or person nominated or chosen by Equitrans Midstream to become a director or executive officer.  In addition, there are no known related party transactions involving Mr. Pietrandrea, or involving any other “related person” associated with Mr. Pietrandrea, as defined in Regulation S-K, Item 404(a).

Item 6. Exhibits

Exhibit No.	Document Description	Method of Filing
3.1	Fourth Amended and Restated Agreement of Limited Partnership of EQM Midstream Partners, LP, dated as of April 10, 2019.	Incorporated herein by reference to Exhibit 3.1 to EQM Midstream Partners, LP’s Form 8-K (#001-35574) filed on April 10, 2019.
10.1
Amendment No. 1 to Credit Agreement, dated May 7, 2019, by and among Equitrans Midstream Corporation, Goldman Sachs Bank USA, as administrative agent, and PNC Bank, National Association, as collateral agent.

Filed herewith as Exhibit 10.1.
10.2
Amendment No. 2 to Gas Gathering Agreement for the WG-100 Gas Gathering System, dated June 1, 2019, by and among EQT Production Company and EQT Energy, LLC, on the one hand, and EQM Gathering Opco, LLC, on the other hand. Specific items in this exhibit have been redacted, as marked by [***].

Filed herewith as Exhibit 10.2.
10.3
Amendment No. 3 to Gas Gathering Agreement for the Mercury, Pandora, Pluto and Saturn Gas Gathering Systems, dated June 1, 2019, by and among EQT Production Company and EQT Energy, LLC, on the one hand, and EQM Gathering Opco, LLC, on the other hand. Specific items in this exhibit have been redacted, as marked by [***].

Filed herewith as Exhibit 10.3.
10.4
Second Amendment to Gas Gathering and Compression Agreement, dated June 1, 2019, by and among Rice Drilling B LLC, Alpha Shale Resources LP and RM Partners, LP. Specific items in this exhibit have been redacted, as marked by [***].

Filed herewith as Exhibit 10.4.
10.5
Transportation Service Agreement Applicable to Firm Transportation Service Under Rate Schedule FTS, Contract No. EQTR 20242-852, dated as of September 24, 2014 and amended through April 1, 2019, by and between Equitrans, L.P. and EQT Energy, LLC.
Filed herewith as Exhibit 10.5.

10.6
Transportation Service Agreement Applicable to Firm Transportation Service Under Rate Schedule FTS, Contract No. CW2250463-1296, dated as of January 8, 2016 and amended through April 1, 2019, by and between Equitrans, L.P. and EQT Energy, LLC.
Filed herewith as Exhibit 10.6.
10.7
Registration Rights Agreement, dated as of April 10, 2019, by and among EQM Midstream Partners, LP and the Purchasers party thereto. Equitrans Midstream Corporation will furnish supplementally a copy of any omitted schedule and similar attachment to the SEC upon request.

Incorporated herein by reference to Exhibit 4.1 to EQM Midstream Partners, LP’s Form 8-K (#001-35574) filed on April 10, 2019.
10.8	Separation Agreement and General Release, dated as of April 1, 2019, by and between Equitrans Midstream Corporation and Robert C. Williams.	Incorporated herein by reference to Exhibit 10.1 to Equitrans Midstream Corporation’s Form 8-K (#001-38629) filed on April 1, 2019.
10.9	Letter Agreement, dated April 2, 2019, by and between Stephen M. Moore and Equitrans Midstream Corporation.	Incorporated herein by reference to Exhibit 10.12 to Equitrans Midstream Corporation’s Quarterly Report on Form 10-Q (#001-38629) filed on April 30, 2019.
10.10	Confidentiality, Non-Solicitation and Non-Competition Agreement, dated April 15, 2019, by and between Stephen M. Moore and Equitrans Midstream Corporation.	Incorporated herein by reference to Exhibit 10.13 to Equitrans Midstream Corporation’s Quarterly Report on Form 10-Q (#001-38629) filed on April 30, 2019.
31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith as Exhibit 31.1.
31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith as Exhibit 31.2.
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Furnished herewith as Exhibit 32.
101	Inline Interactive Data File.	Filed herewith as Exhibit 101.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith as Exhibit 104.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equitrans Midstream Corporation
(Registrant)

By:	/s/ Kirk R. Oliver
Kirk R. Oliver
Senior Vice President and Chief Financial Officer

Date:  July 30, 2019