Form 10-Q
period 2019-09-30
Equitrans Midstream Corp
filed 2019-11-05
CIK 1747009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

	COMMISSION FILE NUMBER	001-38629
EQUITRANS MIDSTREAM CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania	83-0516635
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2200 Energy Drive, Canonsburg, Pennsylvania     15317
(Address of principal executive offices)     (Zip code)
(724) 271-7600

(Registrant's telephone number, including area code)

625 Liberty Avenue, Suite 2000, Pittsburgh, Pennsylvania 15222
(Former name, former address and former fiscal year, if changed since last report)
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes  ☐  No  ☒
As of October 31, 2019, 254,744 shares of common stock (in thousands), no par value, of the registrant were outstanding.

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
firm reservation fee revenues – contractually obligated revenues that include fixed monthly charges under firm contracts and fixed volumetric charges under MVC (defined below) contracts.
gas – natural gas.
Minimum volume commitments (MVCs) – contracts for gathering or water services that obligate the customer to pay for a fixed amount of volumes either monthly, annually or over the life of the contract.
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
Mountain Valley Pipeline, LLC (MVP Joint Venture) – a joint venture among EQM and affiliates of each of NextEra Energy, Inc., Consolidated Edison, Inc. (Con Edison), AltaGas Ltd. and RGC Resources, Inc. that is constructing, as applicable, the MVP and the MVP Southgate.
Preferred Interest – the preferred interest that EQM has in EQT Energy Supply, LLC (EES), a subsidiary of EQT.
RMP – RM Partners LP (formerly known as Rice Midstream Partners LP) and its subsidiaries.

Separation – the separation of EQT's midstream business, which was composed of the separately-operated natural gas gathering, transmission and storage and water services operations of EQT (the Midstream Business), from EQT's upstream business, which was composed of the natural gas, oil and natural gas liquids development, production and sales and commercial operations of EQT, which occurred on the Separation Date (defined below).

Separation Date - November 12, 2018.
throughput – the volume of natural gas transported or passing through a pipeline, plant, terminal or other facility during a particular period.

Abbreviations	Measurements
ASU – Accounting Standards Update	Btu = one British thermal unit
FASB – Financial Accounting Standards Board	BBtu = billion British thermal units
FERC – U.S. Federal Energy Regulatory Commission	Bcf = billion cubic feet
GAAP – United States Generally Accepted Accounting Principles	Mcf = thousand cubic feet
IDRs – incentive distribution rights	MMBtu = million British thermal units
IRS – U.S. Internal Revenue Service	MMcf = million cubic feet
SEC – U.S. Securities and Exchange Commission	MMgal = million gallons

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

EQUITRANS MIDSTREAM CORPORATION
 Statements of Condensed Consolidated Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Thousands, except per share amounts)
Operating revenues (a)	$408,434	$364,584	$1,204,383	$1,110,307
Operating expenses:
Operating and maintenance (b)	43,021	48,092	117,460	118,534
Selling, general and administrative (b)	24,151	27,380	83,553	82,853
Separation and other transaction costs (b)	256	16,681	24,606	47,995
Depreciation	59,460	43,722	166,730	127,235
Amortization of intangible assets	14,540	10,387	38,677	31,160
Impairments of long-lived assets (c)	305,459	—	385,594	—
Total operating expenses	446,887	146,262	816,620	407,777
Operating (loss) income	(38,453)	218,322	387,763	702,530
Equity income (d)	44,448	16,087	112,293	35,836
Other income	70	1,345	2,637	3,193
Net interest expense (e)	65,606	36,862	188,268	68,848
(Loss) income before income taxes	(59,541)	198,892	314,425	672,711
Income tax expense	1,948	12,926	45,868	43,394
Net (loss) income	(61,489)	185,966	268,557	629,317
Net income attributable to noncontrolling interests	4,336	103,141	203,562	362,696
Net (loss) income attributable to Equitrans Midstream	$(65,825)	$82,825	$64,995	$266,621

Earnings per share of common stock attributable to Equitrans Midstream:
Basic:
Weighted average common stock outstanding	254,915	254,432	254,868	254,432
Net (loss) income	(0.26)	$0.33	$0.26	$1.05
Diluted:
Weighted average common stock outstanding	254,915	255,033	254,887	255,033
Net (loss) income	$(0.26)	$0.32	$0.25	$1.05

Statement of comprehensive (loss) income:
Net (loss) income	$(61,489)	$185,966	$268,557	$629,317
Other comprehensive income (loss), net of tax:
2019 pension and other post-retirement benefits liability adjustment, net of tax expense of $7 and $22	21	—	(252)	—
Other comprehensive income (loss)	21	—	(252)	—
Comprehensive (loss) income	(61,468)	185,966	268,305	629,317
Less: Comprehensive income attributable to noncontrolling interests	4,336	103,141	203,562	362,696
Comprehensive (loss) income attributable to Equitrans Midstream	$(65,804)	$82,825	$64,743	$266,621

Dividends declared per common share	$0.45	$—	$1.35	$—

(a)
Operating revenues included related party revenues from EQT Corporation (NYSE: EQT) of $275.4 million and $276.9 million for the three months ended September 30, 2019 and 2018, respectively, and $843.9 million and $827.8 million for the nine months ended September 30, 2019 and 2018, respectively. See Note 8.

(b)
Operating and maintenance expense included charges to EQT of $2.4 million for both the three and nine months ended September 30, 2019. For the three and nine months ended September 30, 2018, operating and maintenance expense included charges from EQT of $14.0 million and $38.4 million, respectively. Selling, general and administrative expense included charges from EQT of $1.0 million for both the three and nine months ended September 30, 2019. Selling, general and administrative expense included charges from EQT of $26.2 million and $76.9 million for the three and nine months ended September 30, 2018, respectively. See Note 8. Separation and other transaction costs for the three and nine months ended September 30, 2018 represents the expenses related to the Rice Merger, the EQM-RMP Mergers and the Drop-Down Transaction (each defined in Note 1) and included charges allocated to Equitrans Midstream from EQT of $11.0 million and $34.6 million, respectively. See Notes 1 and 8.

(c)	See Note 4 for disclosure regarding impairments of long-lived assets.

(d)	Represents equity income from Mountain Valley Pipeline, LLC (the MVP Joint Venture). See Note 9.

(e)
Net interest expense included interest income on the Preferred Interest in EQT Energy Supply, LLC (EES), a subsidiary of EQT, of $1.6 million and $1.6 million for the three months ended September 30, 2019 and 2018, respectively, and $4.8 million and $5.0 million for the nine months ended September 30, 2019 and 2018, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EQUITRANS MIDSTREAM CORPORATION
Statements of Condensed Consolidated Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2019	2018
	(Thousands)
Cash flows from operating activities:
Net income	$268,557	$629,317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	166,730	127,235
Amortization of intangible assets	38,677	31,160
Deferred income taxes	45,868	(164,333)
Impairments of long-lived assets (a)	385,594	—
Equity income	(112,293)	(35,836)
Other income	(3,866)	(3,585)
Non-cash long-term compensation expense	1,900	1,293
Changes in other assets and liabilities:
Accounts receivable	28,773	2,193
Accounts payable	(72,369)	91,421
Accrued interest	(39,103)	35,098
Other assets and other liabilities	(17,999)	(12,570)
Net cash provided by operating activities	690,469	701,393
Cash flows from investing activities:
Capital expenditures	(769,937)	(624,359)
Capital contributions to the MVP Joint Venture	(512,852)	(446,049)
Bolt-on Acquisition (defined in Note 3), net of cash acquired	(837,231)	—
Principal payments received on the Preferred Interest	3,471	3,281
Net cash used in investing activities	(2,116,549)	(1,067,127)
Cash flows from financing activities:
Proceeds from credit facility borrowings	1,969,000	2,524,000
Payments on credit facility borrowings	(2,325,500)	(2,968,000)
Proceeds from the issuance of EQM's long-term debt	1,400,000	2,500,000
Debt discount and issuance costs	(2,563)	(34,249)
Cash paid for long-term debt	(32,825)	—
Proceeds from issuance of Series A Preferred Units, net of offering costs	1,158,313	—
Distributions paid to noncontrolling interest unitholders	(285,834)	(279,539)
Distributions paid to EQM Series A Preferred unitholders	(22,979)	—
Dividends paid	(333,493)	—
Purchase of EQGP common units	(238,455)	—
Proceeds from the EQGP Working Capital Facility loan	—	32
Net distributions to EQT	—	(1,138,412)
Acquisition of 25% of Strike Force Midstream LLC	—	(175,000)
Net cash provided by financing activities	1,285,664	428,832

Net change in cash and cash equivalents	(140,416)	63,098
Cash and cash equivalents at beginning of period	294,172	121,004
Cash and cash equivalents at end of period	$153,756	$184,102

Cash paid during the period for:
Interest, net of amount capitalized	$223,257	$42,655

Non-cash activity during the period for:
Settlement of transaction costs with EQT	$—	$87,982
Net settlement of current income taxes payable with EQT	$—	$54,033

(a)	See Note 4 for disclosure regarding impairments of long-lived assets.
The accompanying notes are an integral part of these condensed consolidated financial statements.

EQUITRANS MIDSTREAM CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2019	December 31, 2018
	(Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$153,756	$294,172
Accounts receivable (net of allowance for doubtful accounts of $29 and $75 as of September 30, 2019 and December 31, 2018, respectively) (a)	243,540	255,496
Other current assets	24,885	19,171
Total current assets	422,181	568,839

Property, plant and equipment	8,439,361	6,469,846
Less: accumulated depreciation	(824,931)	(602,199)
Net property, plant and equipment	7,614,430	5,867,647

Investment in unconsolidated entity	2,227,321	1,510,289
Goodwill (b)	1,070,363	1,239,269
Net intangible assets	812,020	576,113
Deferred income taxes	190,954	597,321
Other assets	238,719	164,357
Total assets	$12,575,988	$10,523,835

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$6,000	$6,000
Accounts payable (c)	172,958	210,007
Capital contribution payable to the MVP Joint Venture	261,089	169,202
Accrued interest	41,258	80,236
Accrued liabilities	77,005	84,011
Total current liabilities	558,310	549,456

Credit facility borrowings (d)	557,500	641,500
EQM long-term debt	4,858,208	3,456,639
Long-term debt	562,389	562,105
Regulatory and other long-term liabilities	98,331	54,502
Total liabilities	6,634,738	5,264,202

Equity:
Common stock, no par value, 254,744 and 254,271 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	1,381,092	425,370
Retained (deficit) earnings	(234,250)	33,932
Accumulated other comprehensive loss	(1,761)	(1,509)
Total common shareholders' equity	1,145,081	457,793
Noncontrolling interests	4,796,169	4,801,840
Total shareholders' equity	5,941,250	5,259,633
Total liabilities and shareholders' equity	$12,575,988	$10,523,835

(a)	Accounts receivable as of September 30, 2019 and December 31, 2018 included approximately $175.7 million and $175.9 million, respectively, of accounts receivable due from EQT.

(b)	See Note 4 for disclosure regarding impairments of goodwill.

(c)	Accounts payable as of December 31, 2018 included approximately $34.1 million due to EQT. There was no related party balance with EQT included in accounts payable as of September 30, 2019.

(d)
As of September 30, 2019, the Company had credit facility borrowings outstanding of approximately $265 million and $293 million on the EQM Credit Facility and the Eureka Credit Facility, respectively (both defined herein). The Company had no borrowings outstanding under its credit facilities as of September 30, 2019. See Note 10 for further detail.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EQUITRANS MIDSTREAM CORPORATION
Statements of Condensed Consolidated Equity (Unaudited)

		Common Stock
					Accumulated
				Retained	Other
	Parent Net	Shares	No	Earnings	Comprehensive	Noncontrolling	Total
	Investment	Outstanding	Par Value	(Deficit)	Loss	Interests	Equity
	(Thousands, except per share and unit amounts)
Balance at January 1, 2018	$1,143,769	—	$—	$—	$—	$5,094,995	$6,238,764
Net income	82,729	—	—	—	—	141,015	223,744
Net contributions from EQT	92,074	—	—	—	—	—	92,074
Share-based compensation plans	317	—	—	—	—	390	707
Distributions paid to noncontrolling interest unitholders ($1.025, $0.244 and $0.2917 per common unit for EQM, EQGP and RMP, respectively)	—	—	—	—	—	(88,896)	(88,896)
Net changes in ownership of consolidated entities	47	—	—	—	—	(64)	(17)
Balance at March 31, 2018	$1,318,936	—	$—	$—	$—	$5,147,440	$6,466,376
Net income	101,067	—	—	—	—	118,540	219,607
Net distributions to EQT	(17,513)	—	—	—	—	—	(17,513)
Share-based compensation plans	—	—	—	—	—	101	101
Distributions paid to noncontrolling interest unitholders ($1.065, $0.258 and $0.3049 per common unit for EQM, EQGP and RMP, respectively)	—	—	—	—	—	(91,849)	(91,849)
Purchase of Strike Force Midstream LLC noncontrolling interests	1,818	—	—	—	—	(176,818)	(175,000)
Net changes in ownership of consolidated entities	(19,051)	—	—	—	—	25,922	6,871
Balance at June 30, 2018	$1,385,257	—	$—	$—	$—	$5,023,336	$6,408,593
Net income	82,825	—	—	—	—	103,141	185,966
Net distributions to EQT	(1,070,958)	—	—	—	—	—	(1,070,958)
Share-based compensation plans	23	—	—	—	—	462	485
Distributions paid to noncontrolling interest unitholders ($1.09 and $0.306 per common unit for EQM and EQGP, respectively)	—	—	—	—	—	(98,794)	(98,794)
Net changes in ownership of consolidated entities	(138,947)	—	—	—	—	189,072	50,125
Balance at September 30, 2018	$258,200	—	$—	$—	$—	$5,217,217	$5,475,417

		Common Stock
					Accumulated
				Retained	Other
	Parent Net	Shares	No	Earnings	Comprehensive	Noncontrolling	Total
	Investment	Outstanding	Par Value	(Deficit)	Loss	Interests	Equity
	(Thousands, except per share and unit amounts)
Balance at January 1, 2019	$—	254,271	$425,370	$33,932	$(1,509)	$4,801,840	$5,259,633
Other comprehensive income (net of tax):
Net income	—	—	—	56,299	—	143,267	199,566
Pension and other post-retirement benefits liability adjustment, net of tax expense of $8	—	—	—	316	(295)	—	21
Dividends ($0.41 per share)	—	—	—	(104,251)	—	—	(104,251)
Share-based compensation plans, net	—	413	853	—	—	255	1,108
Distributions paid to noncontrolling interest unitholders ($1.13 per common unit for EQM)	—	—	—	—	—	(94,030)	(94,030)
Purchase of EQGP common units	—	—	(38,648)	—	—	(199,807)	(238,455)
Net changes in ownership of consolidated entities (Note 2)	—	—	991,098	—	—	(1,337,641)	(346,543)
Balance at March 31, 2019	$—	254,684	$1,378,673	$(13,704)	$(1,804)	$3,313,884	$4,677,049
Other comprehensive income (net of tax):
Net income	$—	—	$—	$74,521	$—	$55,959	$130,480
Pension and other post-retirement benefits liability adjustment, net of tax expense of $7	—	—	—	—	22	—	22
Dividends ($0.45 per share)	—	—	—	(114,608)	—	—	(114,608)
Share-based compensation plans, net	—	7	1,510	—	—	—	1,510
Distributions paid to noncontrolling interest unitholders ($1.145 per common unit for EQM)	—	—	—	—	—	(95,278)	(95,278)
Issuance of Series A Preferred Units, net of offering costs	—	—	—	—	—	1,158,313	1,158,313
Bolt-on Acquisition (Note 3)	—	—	—	—	—	486,062	486,062
Net changes in ownership of consolidated entities (Note 2)	—	—	1,627	—	—	—	1,627
Balance at June 30, 2019	$—	254,691	$1,381,810	$(53,791)	$(1,782)	$4,918,940	$6,245,177
Other comprehensive income (net of tax):
Net (loss) income	$—	—	$—	$(65,825)	$—	$4,336	$(61,489)
Pension and other post-retirement benefits liability adjustment, net of tax expense of $7	—	—	—	—	21	—	21
Dividends ($0.45 per share)	—	—	—	(114,634)	—	—	(114,634)
Share-based compensation plans, net	—	53	(718)	—	—	—	(718)
Distributions paid to noncontrolling interest unitholders ($1.160 per common unit for EQM)	—	—	—	—	—	(96,526)	(96,526)
Distributions paid to EQM Series A Preferred unitholders ($0.9339 per unit)	—	—	—	—	—	(22,979)	(22,979)
Bolt-on Acquisition measurement period adjustment (Note 3)	—	—	—	—	—	(7,602)	(7,602)
Balance at September 30, 2019	$—	254,744	$1,381,092	$(234,250)	$(1,761)	$4,796,169	$5,941,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

EQUITRANS MIDSTREAM CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Financial Statements
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
Basis of Presentation. As of December 31, 2018, the Former EQGP General Partner was a wholly-owned subsidiary of Equitrans Gathering Holdings and controlled EQGP through its general partner interest in EQGP; therefore, the financial statements of Equitrans Midstream consolidated and, following the closing of the EQGP Unit Purchases and the exercise of the Limited Call Right, continue to consolidate EQGP. As of December 31, 2018, the Former EQM General Partner was a wholly-owned subsidiary of EQGP and controlled EQM through its general partner interest in EQM; therefore, the financial statements of EQGP consolidated EQM.
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
Predecessor financial information has been derived from EQT's consolidated financial statements and accounting records and reflects the historical results of operations, financial position and cash flows of the Company as if the Midstream Business had been consolidated for all periods presented. The financial statements include expense allocations for certain corporate functions historically performed by EQT, such as executive oversight, accounting, treasury, tax, legal, supply chain, information technology and share-based compensation. See Note 8. The Company believes the assumptions underlying the consolidated financial statements are reasonable; however, as organizational structure and strategic focus dictate expenses incurred, the financial statements may not include all expenses that would have been incurred had the Company existed as a standalone, publicly traded company for the nine months ended September 30, 2018. Similarly, the financial statements may not reflect the results of operations, financial position and cash flows had the Company existed as a standalone, publicly traded company during that period.
Following the completion of the Bolt-on Acquisition, the Company, through EQM, evaluated Eureka Midstream Holdings, LLC (Eureka Midstream) for consolidation and determined that Eureka Midstream does not meet the criteria for variable interest entity classification due to its ability to independently finance its operations through the Eureka Credit Facility (as defined in Note 10), as well as each member having proportional voting rights through their equity investments. As such, as of September 30, 2019, EQM consolidates Eureka Midstream using the voting interest model, recording noncontrolling interest related to the third-party ownership interests in Eureka Midstream.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of only normal, recurring adjustments, unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of the financial position of the Company as of September 30, 2019 and December 31, 2018, the results of its operations and equity for the three and nine months ended September 30, 2019 and 2018 and its cash flows for the nine months ended September 30, 2019 and 2018. The condensed consolidated balance sheet at December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements.
Due to the seasonal nature of EQM's utility customer contracts, the interim statements for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
For further information, refer to the Company's annual combined consolidated financial statements and related notes for the year ended December 31, 2018, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.
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
Following the adoption of ASU 2018-15, the Company began capitalizing certain implementation costs related to cloud computing arrangements that are service contracts. The capitalized portion of these costs are included in the property, plant and equipment line on the consolidated balance sheets and will be amortized over the term of the Company's hosting arrangement. For the three and nine months ended September 30, 2019, the Company did not recognize any amortization expense related to implementation costs on its cloud computing arrangements as such assets were not in use. The costs will be included in the selling, general and administrative expense line on the accompanying statements of condensed consolidated comprehensive income when recognized.
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
Limited Call Right. Following the Initial Unit Purchase Closing, on December 31, 2018, the Company exercised a limited call right (the Limited Call Right) under EQGP's partnership agreement, pursuant to which, on January 10, 2019, the Company closed on the acquisition of the remaining 11,097,287 outstanding EQGP common units not owned by the Company or its affiliates for an aggregate purchase price of $221.9 million (such acquisition, together with the EQGP Unit Purchases, the EQGP Buyout), and EQGP became an indirect, wholly-owned subsidiary of the Company.
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
Investment in EQM
EQM IDR Transaction. On February 22, 2019, Equitrans Midstream completed a simplification transaction pursuant to that certain Agreement and Plan of Merger, dated as of February 13, 2019 (the IDR Merger Agreement), by and among Equitrans Midstream and certain related parties, pursuant to which, among other things, (i) Equitrans Merger Sub, LP, a party to the IDR Merger Agreement, merged with and into EQGP (the Merger) with EQGP continuing as the surviving limited partnership and a wholly owned subsidiary of EQM following the Merger, and (ii) each of (a) the IDRs, (b) the economic portion of the general partner interest in EQM and (c) the issued and outstanding EQGP common units were canceled, and, as consideration for such cancellation, certain affiliates of the Company received on a pro rata basis 80,000,000 newly-issued EQM common units and 7,000,000 newly-issued Class B units (Class B units), both representing limited partner interests in EQM, and EQGP Services, LLC retained the non-economic general partner interest in EQM (the EQM IDR Transaction). Additionally, as part of the EQM IDR Transaction, the 21,811,643 EQM common units held by EQGP were canceled and 21,811,643 EQM common units were issued pro rata to certain affiliates of Equitrans Midstream. As a result of the EQM IDR Transaction, EQGP Services, LLC replaced EQM Midstream Services, LLC as the new general partner of EQM.
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
After giving effect to the EQM IDR Transaction, including the issuance of Class B units, Equitrans Gathering Holdings, EQM GP Corp and EMH, each a wholly-owned subsidiary of Equitrans Midstream, held 89,505,616, 89,536 and 27,650,303 EQM common units, respectively. Additionally, Equitrans Gathering Holdings, EQM GP Corp and EMH held 6,153,907, 6,155 and 839,938 EQM Class B units, respectively. As of September 30, 2019, the Company owned, directly or indirectly, 117,245,455 EQM common units and 7,000,000 Class B units (which, after taking into account the Series A Preferred Units (as defined below) issued in the Private Placement (as defined below) on an as-converted basis, collectively represented a 53.5% limited partner interest in EQM) and the entire non-economic general partner interest in EQM, while the public owned a 46.5% limited partner interest in EQM.
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
The Series A Preferred Units rank senior to all common units and Class B units representing limited partner interests in EQM with respect to distribution rights and rights upon liquidation. The Series A Preferred Units vote on an as-converted basis with the EQM common units and Class B units and have certain other class voting rights with respect to any amendment to EQM's partnership agreement or its certificate of limited partnership that would be adverse (other than in a de minimis manner) to any of the rights, preferences or privileges of the Series A Preferred Units.
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
Each holder of the Series A Preferred Units may elect to convert all or any portion of the Series A Preferred Units owned by it into EQM common units initially on a one-for-one basis, subject to customary anti-dilution adjustments and an adjustment for any distributions that have accrued but have not been paid when due and partial period distributions, at any time (but not more often than once per fiscal quarter) after April 10, 2021 (or earlier upon the liquidation, dissolution or winding up of EQM), provided that any conversion is for at least $30 million (calculated based on the closing price of the EQM common units on the trading day preceding notice of conversion) or such lesser amount if such conversion relates to all of a holder’s remaining Series A Preferred Units.
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

Shared Assets Transaction. On March 31, 2019, EQM entered into an Assignment and Bill of Sale (the Assignment and Bill of Sale) with the Company pursuant to which EQM acquired certain assets and assumed certain leases that primarily support EQM's operations for an aggregate cash purchase price of $49.7 million (the initial purchase price), which reflected the net book value of in-service assets and expenditures made for assets not yet in-service (collectively, and inclusive of the additional assets subsequently acquired as described in the following sentences, the Shared Assets Transaction). Further, pursuant to the Assignment and Bill of Sale, EQM acquired, effective on the first day of the second quarter of 2019, certain additional assets from the Company for $8.9 million in cash consideration, reflecting the net book value of in-service assets and expenditures made in respect of assets not yet in-service as of June 30, 2019, which subsequent purchase price was subject to certain adjustments. Additionally, pursuant to the Assignment and Bill of Sale, EQM acquired, effective on the first day of the third quarter of 2019, an additional asset from the Company for a de minimis dollar amount reflecting the net book value of such asset as of September 30, 2019. EQM may, pursuant to the Assignment and Bill of Sale, acquire certain additional assets from the Company for additional cash consideration reflecting the net book value of in-service assets and expenditures made with respect to assets not yet in-service and/or may assume an additional facilities lease. The initial and subsequent purchase prices were funded utilizing the EQM Credit Facility (defined in Note 10). Prior to the Shared Assets Transaction, EQM made quarterly payments to the Company based on fees allocated from the Company for use of in-service assets transferred to EQM in the Shared Assets Transaction. In connection with the entry into the Assignment and Bill of Sale, the omnibus agreement (ETRN Omnibus Agreement) among the Company, EQM and the New EQM General Partner (as successor to the Former EQM General Partner) was amended and restated in order to, among other things, govern the Company’s use, and payment for such use, of the acquired assets following their conveyance to EQM and provide for reimbursement of EQM by the Company for expenses incurred by EQM in connection with such use.
EQM Cash Distribution. On October 21, 2019, the Board of Directors of the New EQM General Partner declared a cash distribution to EQM's unitholders for the third quarter of 2019 of $1.160 per EQM common unit. The cash distribution will be paid on November 13, 2019 to EQM's common unitholders of record at the close of business on November 1, 2019. Cash distributions paid by EQM to the Company will be approximately $136.0 million with respect to the Company's limited partner interest in EQM.
In addition, on October 21, 2019, the Board of Directors of the New EQM General Partner declared a quarterly cash distribution on the Series A Preferred Units for the third quarter of 2019 of $1.0364 per Series A Preferred Unit. The cash distribution will be paid on November 13, 2019 to holders of Series A Preferred Units of record at the close of business on November 1, 2019.
For the quarter ended September 30, 2019, no distributions were declared on the Class B units as none of these units were convertible into EQM common units.

3.	2019 Acquisition and Divestiture
Bolt-on Acquisition. On March 13, 2019, EQM entered into a Purchase and Sale Agreement (the Purchase and Sale Agreement) with North Haven Infrastructure Partners II Buffalo Holdings, LLC (NHIP), an affiliate of Morgan Stanley Infrastructure Partners, pursuant to which EQM acquired from NHIP a 60% Class A interest in Eureka Midstream and a 100% interest in Hornet Midstream Holdings, LLC (Hornet Midstream) (collectively, the Bolt-on Acquisition) for total consideration of approximately $1.04 billion, composed of approximately $852 million in cash, net of purchase price adjustments, and approximately $192 million in assumed pro-rata debt. Eureka Midstream owns a 190-mile gathering header pipeline system in Ohio and West Virginia that services both dry Utica and wet Marcellus Shale production. Hornet Midstream owns a 15-mile, high-pressure gathering system in West Virginia that connects to the Eureka Midstream system. The Bolt-on Acquisition closed on April 10, 2019 and was funded through proceeds from the Private Placement of Series A Preferred Units that closed concurrently with the Bolt-on Acquisition. See Note 2 for further information regarding the Private Placement.
On the closing of the Bolt-on Acquisition, a subsidiary of Hornet Midstream terminated all of its obligations under its term loan credit agreement and repaid the $28.2 million outstanding principal balance and $0.1 million in related interest and fees.
The Company recorded $0.3 million and $17.0 million in acquisition-related expenses related to the Bolt-on Acquisition during the three and nine months ended September 30, 2019, respectively. The Bolt-on Acquisition acquisition-related expenses included $0.3 million for professional fees for the three months ended September 30, 2019, and $15.3 million for professional fees and $1.7 million for compensation arrangements for the nine months ended September 30, 2019 and are included in separation and other transaction costs in the statements of condensed consolidated comprehensive income.
Allocation of Purchase Price. The Bolt-on Acquisition was accounted for as a business combination using the acquisition method. The following table summarizes the preliminary purchase price and preliminary estimated fair values of assets acquired and liabilities assumed as of April 10, 2019, with any excess of purchase price over estimated fair value of the identified net assets acquired recorded as goodwill. The $99.2 million of goodwill was allocated to the Gathering segment.

Such goodwill primarily relates to additional commercial opportunities, a diversified producer customer mix, increased exposure to dry Utica and wet Marcellus acreage and operating leverage within the Gathering segment. The purchase price allocation and related adjustments remain subject to further adjustments during the applicable measurement period; thus, the purchase price allocation and related adjustments included in the financial statements are preliminary as of September 30, 2019. The following table summarizes the allocation of the fair value of the assets acquired and liabilities assumed in the Bolt-on Acquisition as of April 10, 2019 by the Company, as well as certain measurement period adjustments made subsequent to the Company's initial valuation.

(in thousands)	Preliminary Purchase Price Allocation (As initially reported)	Measurement Period Adjustments (a)	Preliminary Purchase Price Allocation (As adjusted)
Consideration given:
Cash consideration (b)	$861,250	$(11,404)	$849,846
Buyout of Eureka Midstream Class B Units and incentive compensation	2,530	—	2,530
Total consideration	863,780	(11,404)	852,376

Fair value of liabilities assumed:
Current liabilities	52,458	(9,857)	42,601
Long-term debt	300,825	—	300,825
Other long-term liabilities	10,203	—	10,203
Amount attributable to liabilities assumed	363,486	(9,857)	353,629

Fair value of assets acquired:
Cash	15,145	—	15,145
Accounts receivable	16,817	—	16,817
Inventory	12,991	(26)	12,965
Other current assets	882	—	882
Net property, plant and equipment	1,222,284	(8,906)	1,213,378
Intangible assets (c)	317,000	(6,000)	311,000
Deferred tax asset	5,773	(5,268)	505
Other assets	14,567	—	14,567
Amount attributable to assets acquired	1,605,459	(20,200)	1,585,259

Noncontrolling interests	(486,062)	7,602	(478,460)

Goodwill as of April 10, 2019	$107,869	$(8,663)	$99,206
Impairment of goodwill (d)			(99,206)
Goodwill as of September 30, 2019			$—

(a)
The Company recorded measurement period adjustments to its preliminary acquisition date fair values due to the refinement of its valuation models, assumptions and inputs. The measurement period adjustments were based upon information obtained about facts and circumstances that existed at the acquisition date that, if known, would have affected the measurement of the amounts recognized at that date.

(b)
The cash consideration for the Bolt-on Acquisition was adjusted by approximately $11.4 million related to working capital adjustments and the release of all escrowed indemnification funds to the Company.

(c)
After considering the refinements to the valuation models, the Company estimated the fair value of the customer-related intangible assets acquired as part of the Bolt-on Acquisition to be $311.0 million. As a result, the fair value of the customer-related intangible assets was decreased by $6.0 million on September 30, 2019 with a corresponding increase to goodwill. In addition, the change to the provisional amount resulted in a decrease in amortization expense and accumulated amortization of approximately $0.4 million.

(d)
During the third quarter of 2019, the Company identified impairment indicators that suggested the fair value of its goodwill was more likely than not below its carrying amount. As such, the Company performed an interim goodwill impairment assessment, which resulted in the Company recognizing impairment to goodwill of approximately $268.1 million, of which $99.2 million was associated with its Eureka/Hornet reporting unit bringing the reporting unit's goodwill balance to zero. See Note 4 for further detail. The goodwill impairment charge related to the Eureka/Hornet reporting unit recorded in the third quarter of fiscal 2019 is subject to change based upon the final purchase price allocation during the measurement period for estimated fair values of assets acquired and liabilities assumed in the Bolt-on Acquisition. There can be no assurance that such final allocations will not result in material increases or decreases to the recorded goodwill impairment charge based upon the preliminary purchase price allocations due to changes in the provisional opening balance sheet estimates of goodwill. The Company’s estimates and assumptions are subject to change during the measurement period (up to one year from the acquisition date).
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
The noncontrolling interest in Eureka Midstream is estimated to be $478 million. The fair value of the noncontrolling interest was calculated based on the enterprise value of Eureka Midstream and the percentage ownership not acquired by EQM. Significant unobservable inputs in the enterprise value of Eureka Midstream include future revenue estimates and future cost assumptions. As a result, the fair value measurement is based on significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement.
As part of the preliminary purchase price allocation, the Company identified intangible assets for customer relationships with third-party customers. The fair value of the customer relationships with third-party customers was determined using the income approach, which requires a forecast of the expected future cash flows generated and an estimated market-based weighted average cost of capital. Significant unobservable inputs in the determination of fair value include future revenue estimates, future cost assumptions and estimated customer retention rates. As a result, the estimated fair value of the identified intangible assets represents a Level 3 fair value measurement. The Company calculates amortization of intangible assets using the straight-line method over the estimated useful life of the intangible assets which is 20 years for the Eureka-related intangible assets. As discussed in Note 4, during the third quarter of 2019, as a result of the recoverability test, the Company estimated the fair value of the Hornet-related intangible assets and determined that the fair value was not in excess of the assets’ carrying value, which resulted in an impairment charge of approximately $36.4 million related to certain of such intangible assets within the Company's Gathering segment. As a result of the reduction in expected future cash flows, the useful life of the Hornet-related intangible assets was prospectively changed to 7.25 years as of October 1, 2019, over which the Company calculates amortization using the straight-line method. After the impact of the impairment and the decrease in the useful life of the Hornet-related intangible assets, the expected annual amortization expense increased by $1.0 million. Amortization expense recorded in the statements of condensed consolidated comprehensive income for the three and nine months ended September 30, 2019 was $4.1 million and $7.5 million, respectively. The estimated annual amortization expense for the fourth quarter of 2019 and over the successive five years is as follows: 2019 $4.2 million, 2020 $16.8 million, 2021 $16.8 million, 2022 $16.8 million, 2023 $16.8 million and 2024 $16.8 million.
Intangible assets, net as of September 30, 2019 are detailed below.

(in thousands)	As of September 30, 2019
Intangible assets	$311,000
Less: impairment of Hornet-related intangible assets (a)	36,405
Less: accumulated amortization	7,517
Intangible assets, net	$267,078

(a)	See Note 4 for disclosure regarding impairments of long-lived assets.

In conjunction with the Bolt-on Acquisition, the Company has tax deductible goodwill of $43.0 million. The Company does not have tax basis on the portion attributable to the noncontrolling limited partners of EQM.
Post-Acquisition Operating Results. Subsequent to the completion of the Bolt-on Acquisition, Eureka Midstream and Hornet Midstream collectively contributed the following to both the Gathering segment and the Company's consolidated operating results for the period from April 10, 2019 through September 30, 2019.

(in thousands) (unaudited)	April 10, 2019 through September 30, 2019
Operating revenues	$61,579
Operating loss attributable to Equitrans Midstream	$(109,277)
Net loss attributable to noncontrolling interests	$(25,664)
Net loss attributable to Equitrans Midstream	$(87,949)

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

(in thousands, except per share data) (unaudited)	Nine Months Ended September 30, 2019
Pro forma operating revenues	$1,235,963
Pro forma net income	$303,984
Pro forma net income attributable to noncontrolling interests	$174,526
Pro forma net income attributable to ETRN	$129,458
Pro forma income per share (basic)	$0.51
Pro forma income per share (diluted)	$0.51

(in thousands, except per share data) (unaudited)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Pro forma operating revenues	$391,151	$1,195,096
Pro forma net income	$190,417	$628,792
Pro forma net income attributable to noncontrolling interests	$106,757	$346,795
Pro forma net income attributable to Equitrans Midstream	$83,660	$281,997
Pro forma income per share (basic)	$0.33	$1.11
Pro forma income per share (diluted)	$0.33	$1.11

Divestitures. As discussed in Note 4, EQM incurred an $80.1 million impairment charge during the second quarter of 2019 associated with certain FERC-regulated low-pressure gathering pipelines. During the third quarter of 2019, EQM divested certain of its FERC-regulated low-pressure gathering pipelines associated with its Copley gathering system located in West Virginia. On August 14, 2019, Equitrans, L.P., a subsidiary of EQM, entered into a Purchase and Sale Agreement with Diversified Gas & Oil Corporation for the sale of the Copley gathering system (including approximately 530 miles of low-pressure gathering pipelines, four compressor stations and related assets) for a purchase price of $1,000, subject to certain post-closing adjustments and FERC approval. The initial transaction closed on September 26, 2019 in respect of non-certificated gathering assets comprising a portion of the Copley gathering system. The second transaction will be completed following FERC approval of the abandonment of the certificated assets, which is expected in the fourth quarter of 2019.
See Note 2 to the condensed consolidated financial statements for discussions regarding the EQGP Buyout and the EQM IDR Transaction.
4.     Impairments of Long-Lived Assets
Impairment of goodwill. Goodwill is evaluated for impairment at least annually and whenever events or changes in circumstance indicate that the fair value of a reporting unit is less than its carrying amount. The Company may perform either a qualitative assessment of potential impairment or proceed directly to a quantitative assessment of potential impairment. The Company's qualitative assessment of potential impairment may result in the determination that a quantitative impairment analysis is not necessary. Under this elective process, the Company assesses qualitative factors to determine whether the existence of events or circumstances leads the Company to determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then a quantitative assessment is not required. However, if the Company concludes otherwise, a quantitative impairment analysis is performed.
If the Company chooses not to perform a qualitative assessment, or if it chooses to perform a qualitative assessment but is unable to qualitatively conclude that no impairment has occurred, then the Company will perform a quantitative assessment. In the case of a quantitative assessment, the Company estimates the fair value of the reporting unit with which the goodwill is associated and compares it to the carrying value. If the estimated fair value of a reporting unit is less than its carrying value, an impairment charge is recognized for the excess of the reporting unit's carrying value over its fair value.
The three reporting units to which the Company's, through EQM, goodwill is recorded are (i) the Ohio gathering assets acquired in the Rice Merger (Rice Retained Midstream), (ii) the Pennsylvania gathering assets acquired in the Rice Merger (RMP PA Gas Gathering) and (iii) the Ohio and West Virginia gathering assets acquired in the Bolt-on Acquisition (Eureka/Hornet, collectively with Rice Retained Midstream and RMP PA Gas Gathering, the Reporting Units). The Reporting Units

earn a substantial portion of their revenues from volumetric-based fees, which are sensitive to changes in their customers' development plans.
During the third quarter of 2019, the Company identified impairment indicators in the form of significant declines in the unit price of EQM's common units and corresponding market capitalization, primarily as a result of continued suppressed natural gas prices and decreased producer drilling activity. Management considered these price effects and activity declines as indicators that the fair value of goodwill was more likely than not below the Reporting Units' carrying amount. As such, the performance of an interim goodwill impairment assessment was required.
In estimating the fair value of the Reporting Units, the Company used a combination of the income approach and the market approach. The Company used the income approach’s discounted cash flow method, which applies significant inputs not observable in the public market (Level 3), including estimates and assumptions related to the use of an appropriate discount rate, future throughput volumes, operating costs, capital spending and changes in working capital. The Company used the market approach’s comparable company method and reference transaction method. The comparable company method evaluates the value of a company using metrics of other businesses of similar size and industry. The reference transaction method evaluates the value of a company based on pricing multiples derived from similar transactions entered into by similar companies.
During the third quarter of 2019, EQM determined that the fair value of Rice Retained Midstream was greater than its carrying value; however, the carrying values of RMP PA Gas Gathering and Eureka/Hornet were each greater than their respective fair values. As a result, the Company recognized impairment of goodwill of $168.9 million, which includes $7.3 million related to deferred taxes, and $99.2 million, which includes $(0.5) million related to deferred taxes, on RMP PA Gas Gathering and Eureka/Hornet, respectively. The non-cash impairment charge is included in the impairments of long-lived assets line on the Company's statements of condensed consolidated comprehensive income. As of September 30, 2019, the Company’s goodwill balance was reduced to $1,070.4 million, including $923.4 million, $38.8 million and $108.2 million associated with RMP PA Gas Gathering, Rice Retained Midstream and deferred income taxes, respectively.
The following table summarizes the changes in the carrying amount of goodwill during the periods presented.

	September 30, 2019	December 31, 2018
	(Thousands)
Goodwill, acquired	$1,600,416	$1,501,210
Accumulated impairment losses	530,053	261,941
Goodwill	$1,070,363	$1,239,269

Impairment of long-lived assets and intangible assets. The Company evaluates long-lived assets, including related intangibles, for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. Asset recoverability is measured by comparing the carrying value of the asset or asset group with its expected future pre-tax undiscounted cash flows. These cash flow estimates require the Company to make projections and assumptions for many years into the future for pricing, demand, competition, operating cost and other factors. If the carrying amount exceeds the expected future undiscounted cash flows, the Company recognizes an impairment equal to the excess of net book value over fair value as determined by quoted market prices in active markets or present value techniques if quotes are unavailable. The determination of the fair value using present value techniques requires the Company to make projections and assumptions regarding the probability of a range of outcomes and the rates of interest used in the present value calculations. Any changes the Company makes to these projections and assumptions could result in significant revisions to its evaluation of recoverability of its property, plant and equipment and the recognition of additional impairments.
During the third quarter of 2019, the Company performed a recoverability test due to the triggering events described in the goodwill impairment summary above. As a result of the recoverability test, management determined that the carrying value of certain long-lived assets associated with Eureka/Hornet were not recoverable. The assets deemed not recoverable were customer-related intangible assets associated with Hornet Midstream, an asset group within Eureka/Hornet, that were acquired as part of the Bolt-on Acquisition. The Company estimated the fair value of the Hornet-related intangible assets and determined that the fair value was not in excess of the assets’ carrying value, which resulted in an impairment charge of approximately $36.4 million related to certain of such intangible assets within the Company's Gathering segment. The non-cash impairment charge is included in the impairments of long-lived assets line on the statements of condensed consolidated comprehensive income.
During the second quarter of 2019, the Company reassessed its asset groupings for its regulated pipelines due to certain regulatory ratemaking policy changes affecting the regulated pipelines, changes in strategic focus and plans for segmentation of operations. Prior to the second quarter of 2019, the Company defined its regulated asset grouping to include the FERC-regulated transmission and storage assets, integrated with the low-pressure assets due to overlapping operations, shared costs structure and similar ratemaking structures. During the second quarter, the Company reached a settlement related to its FERC Form 501-G report, which was focused solely on the Company’s FERC-regulated transmission and storage assets. The settlement further differentiated the rate structures, which are primarily negotiated rates for the FERC-regulated transmission assets versus the tariff-based rate structure for the FERC-regulated low-pressure gathering assets. Further, management increased its operational focus and emphasis on high-pressure gathering assets as illustrated by the consummation of the Bolt-on Acquisition. As a result of these regulatory changes and shift in operational focus, beginning with the second quarter of 2019, the Company groups its FERC-regulated assets in two asset groupings: FERC-regulated transmission and storage assets and FERC-regulated low-pressure gathering assets. Upon the change in asset grouping, management evaluated whether any indicators of impairment were present and in conjunction with the evaluation, the Company determined that the carrying values for the non-core FERC-regulated low-pressure gathering assets exceeded their undiscounted cash flows. Additionally, following the settlement related to the FERC Form 501-G report, management does not currently plan to seek to recover the deficient cash flows through a future rate proceeding. The Company therefore estimated the fair values of FERC-related low-pressure gathering assets and determined that their fair values were not in excess of the assets’ carrying values, which resulted in recognized impairments of property and equipment of approximately $80.1 million related to the assets within the Company's Gathering segment. As a result of the impairment, the assets carry no book value. The non-cash impairment charge is included in the impairments of long-lived assets line on the statements of condensed consolidated comprehensive income for the nine months ended September 30, 2019. See Note 3 for a discussion on the divestiture of certain of EQM's low-pressure gathering assets.
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
On the Adoption Date, the Company recorded on its consolidated balance sheets an operating lease right-of-use asset and a corresponding operating lease liability of $49.7 million, reflecting the present value of future lease payments on the Company's facility and compressor lease contracts. The discount rate used to determine present value, referred to as the incremental borrowing rate, was based on the rate of interest that the Company estimated it would have to pay to borrow (on a collateralized-basis over a similar term) an amount equal to the lease payments in a similar economic environment as of the Adoption Date. The Company is required to reassess the incremental borrowing rate for any new and modified lease contracts as of the contract effective date. Adoption of the standard did not require an adjustment to the opening balance of retained earnings. As of the Adoption Date and September 30, 2019, the Company had no lease contracts classified as financing leases and was not a lessor; however, the Company was party to a subleasing arrangement whereby the Company, as sublessor, agreed to sublet office space to a third party.
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
In addition, in connection with the Bolt-on Acquisition discussed in Note 3, EQM acquired 10 compressor leases and one facilities lease for which it recorded approximately $1.7 million and $3.0 million in operating lease expenses during the three and nine months ended September 30, 2019, respectively. The Company recorded operating lease right-of-use assets and a corresponding operating lease liability of approximately $20.0 million for these acquired leases.

The following table summarizes operating lease cost for the three and nine months ended September 30, 2019.

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(Thousands)
Operating lease cost	$3,667	$9,007
Short-term lease cost	1,517	3,435
Variable lease cost	139	221
Sublease (income)	(126)	(318)
Total lease cost	$5,197	$12,345

Operating lease expense related to the Company's compressor lease contracts and facility lease contracts is reported in operating and maintenance expense and selling, general and administrative expense, respectively, on the Company's statements of condensed consolidated comprehensive income.
For the three and nine months ended September 30, 2019, cash paid for operating lease liabilities was $3.1 million and $8.1 million, respectively, which was reported in cash flows provided by operating activities on the statements of condensed consolidated cash flows.
The operating lease right-of-use assets are reported in other assets and the current and noncurrent portions of the operating lease liabilities are reported in accrued liabilities and regulatory and other long-term liabilities, respectively, on the condensed consolidated balance sheets. As of September 30, 2019, the operating lease right-of-use assets were $65.4 million and operating lease liabilities were $66.9 million, of which $11.9 million was classified as current. As of September 30, 2019, the weighted average remaining lease term was 8 years and the weighted average discount rate was 5.6%.
Schedule of Operating Lease Liability Maturities. The following table summarizes undiscounted cash flows owed by the Company to lessors pursuant to contractual agreements in effect as of September 30, 2019 and related imputed interest. The majority of the Company's lease agreements have multiple renewal periods at the Company's option; however, because none of the renewal periods are reasonably assured to be exercised, the associated operating lease payments have not been included in the table below.

September 30, 2019
(Thousands)
2019	$3,873
2020	14,468
2021	11,998
2022	9,806
2023	7,747
2024	5,978
Thereafter	30,663
Total	84,533
Less: imputed interest	17,665
Present value of operating lease liability	$66,868

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Thousands)
Revenues from customers:
Gathering	$299,491	$252,861	$847,038	$731,440
Transmission	87,299	89,350	289,926	285,429
Water	21,644	22,373	67,419	93,438
Total operating revenues	$408,434	$364,584	$1,204,383	$1,110,307
Operating (loss) income:
Gathering (a)	$(98,489)	$177,902	$177,720	$510,755
Transmission	59,690	58,691	207,684	198,784
Water	7,722	(3,093)	18,980	35,627
Other (b)	(7,376)	(15,178)	(16,621)	(42,636)
Total operating (loss) income	$(38,453)	$218,322	$387,763	$702,530

Reconciliation of operating (loss) income to net (loss) income:
Equity income (c)	$44,448	$16,087	$112,293	$35,836
Other income	70	1,345	2,637	3,193
Net interest expense	65,606	36,862	188,268	68,848
Income tax expense	1,948	12,926	45,868	43,394
Net (loss) income	$(61,489)	$185,966	$268,557	$629,317

(a)
Impairments of long-lived assets of $298.7 million and $378.8 million for the three and nine months ended September 30, 2019, respectively, were included in Gathering operating (loss) income. See Note 4 for further information.

(b)	Other operating loss includes separation and other transaction costs and other operating expenses incurred by the Company separate from and in addition to similar costs incurred by EQM.

(c)	Equity income is included in the Transmission segment.

	September 30, 2019	December 31, 2018
	(Thousands)
Segment assets:
Gathering	$7,949,204	$6,011,654
Transmission (a)	3,801,905	3,066,659
Water	198,672	237,602
Total operating segments	11,949,781	9,315,915
Headquarters, including cash	626,207	1,207,920
Total assets	$12,575,988	$10,523,835

(a)	The equity investment in the MVP Joint Venture is included in the Transmission segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Thousands)
Depreciation:
Gathering	$38,943	$25,359	$104,502	$72,309
Transmission	13,347	12,357	38,474	37,228
Water	6,907	5,851	19,801	17,420
Other	263	155	3,953	278
Total	$59,460	$43,722	$166,730	$127,235
Expenditures for segment assets:
Gathering (a)	$271,860	$194,477	$686,178	$515,072
Transmission (b)	16,296	37,626	46,287	84,517
Water	13,466	7,981	31,490	17,358
Other	1,068	11,819	6,787	11,819
Total (c)	$302,690	$251,903	$770,742	$628,766

(a)
Includes approximately $6.7 million and $17.6 million of capital expenditures related to noncontrolling interests in Eureka Midstream for the three and nine months ended September 30, 2019, respectively.

(b)
Transmission capital expenditures do not include capital contributions made to the MVP Joint Venture for the MVP and MVP Southgate projects of approximately $211.7 million and $263.2 million for the three months ended September 30, 2019 and 2018, respectively, and approximately $512.9 million and $446.0 million for the nine months ended September 30, 2019 and 2018, respectively.

(c)
The Company accrues capital expenditures when the work has been completed but the associated bills have not yet been paid. Accrued capital expenditures are excluded from the statements of condensed consolidated cash flows until they are paid. Accrued capital expenditures were approximately $118.9 million, $103.6 million and $109.3 million at September 30, 2019, June 30, 2019 and December 31, 2018, respectively. Accrued capital expenditures were approximately $95.2 million, $84.6 million and $90.7 million at September 30, 2018, June 30, 2018 and December 31, 2017, respectively. On April 10, 2019, as a result of the Bolt-on Acquisition, the Company assumed $8.8 million of Eureka Midstream accrued capital expenditures.

7.    Revenue from Contracts with Customers
For the three and nine months ended September 30, 2019 and 2018, all revenues recognized on the Company's statements of condensed consolidated comprehensive income are from contracts with customers. As of September 30, 2019 and December 31, 2018, all receivables recorded on the Company's condensed consolidated balance sheets represent performance obligations that have been satisfied and for which an unconditional right to consideration exists.
Summary of Disaggregated Revenues. The tables below provide disaggregated revenue information by business segment.

	Three Months Ended September 30, 2019
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues	$154,791	$81,990	$—	$236,781
Volumetric-based fee revenues	144,700	5,309	—	150,009
Water services revenues	—	—	21,644	21,644
Total operating revenues	$299,491	$87,299	$21,644	$408,434

	Three Months Ended September 30, 2018
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues	$112,598	$82,669	$—	$195,267
Volumetric-based fee revenues	140,263	6,681	—	146,944
Water services revenues	—	—	22,373	22,373
Total operating revenues	$252,861	$89,350	$22,373	$364,584

	Nine Months Ended September 30, 2019
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues	$431,520	$263,051	$—	$694,571
Volumetric-based fee revenues	415,518	26,875	—	442,393
Water services revenues	—	—	67,419	67,419
Total operating revenues	$847,038	$289,926	$67,419	$1,204,383

	Nine Months Ended September 30, 2018
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues	$334,233	$262,666	$—	$596,899
Volumetric-based fee revenues	397,207	22,763	—	419,970
Water services revenues	—	—	93,438	93,438
Total operating revenues	$731,440	$285,429	$93,438	$1,110,307

Summary of Remaining Performance Obligations. The following table summarizes the transaction price allocated to the Company's remaining performance obligations under all contracts with firm reservation fees and MVCs as of September 30, 2019.

	2019(a)	2020	2021	2022	2023	Thereafter	Total
	(Thousands)
Gathering firm reservation fees	$124,735	$512,126	$586,691	$591,430	$590,342	$2,152,476	$4,557,800
Gathering revenues supported by MVCs	41,341	133,969	153,065	153,065	152,242	626,548	1,260,230
Transmission firm reservation fees	92,853	348,324	374,627	370,617	332,393	2,731,561	4,250,375
Total	$258,929	$994,419	$1,114,383	$1,115,112	$1,074,977	$5,510,585	$10,068,405

(a)	October 1, 2019 through December 31, 2019.
Based on total projected contractual revenues, including projected contractual revenues from future capacity expected from expansion projects that are not yet fully constructed for which the Company has executed firm contracts, the Company's firm gathering contracts and firm transmission and storage contracts had weighted average remaining terms of approximately 11 years and 14 years, respectively, as of September 30, 2019.

8.	Related Party Transactions
Related Party Transactions with EQT
As of September 30, 2019, EQT remained a related party following the Separation due to its ownership of the Retained Interest. In the ordinary course of business, the Company, through EQM, engaged, and continues to engage, as applicable, in transactions with EQT and its affiliates, including, but not limited to, gathering agreements, transportation service and precedent agreements, storage agreements and water service agreements.
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
The Company is generally responsible for the surviving obligations of EQT under certain omnibus agreements pursuant to the Separation and Distribution Agreement.
Tax Matters Agreement. On November 12, 2018, in connection with the Separation and Distribution, the Company and EQT entered into a tax matters agreement (the Tax Matters Agreement) that governs the parties' respective rights, responsibilities and obligations with respect to taxes (including taxes arising in the ordinary course of business and taxes, if any, incurred as a result of any failure of the Distribution and certain related transactions to qualify as generally tax-free for U.S. federal income tax purposes), tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and assistance and cooperation with respect to tax matters. In addition, the Tax Matters Agreement imposes certain restrictions on the Company and its subsidiaries, including restrictions on certain equity issuances, business combinations, sales of assets and similar transactions, that are designed to preserve the tax-free status of the Distribution and certain related transactions.
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
The MVP Joint Venture is constructing the Mountain Valley Pipeline (MVP), an estimated 300-mile natural gas interstate pipeline that will span from northern West Virginia to southern Virginia. EQM is the operator of the MVP and owned a 45.5% interest in the MVP project as of September 30, 2019. The MVP Joint Venture is a variable interest entity because it has insufficient equity to finance its activities during the construction stage of the project. The Company, through EQM, is not the primary beneficiary of the MVP Joint Venture because the Company does not have the power to direct the activities that most significantly affect the MVP Joint Venture's economic performance. Certain business decisions, such as decisions to make distributions of cash, require a greater than 66 2/3% ownership interest approval, and no one member owns more than a 66 2/3% interest.
In April 2018, the MVP Joint Venture announced the MVP Southgate project, a proposed 70-mile interstate pipeline that will extend from the MVP at Pittsylvania County, Virginia to new delivery points in Rockingham and Alamance Counties, North Carolina. As of September 30, 2019, EQM owned a 47.2% interest in the MVP Southgate project and will operate the pipeline.
In September 2019, the MVP Joint Venture issued a capital call notice for the funding of the MVP project to MVP Holdco, LLC (MVP Holdco), a direct, wholly-owned subsidiary of EQM, for $254.9 million, of which $68.8 million was paid in October 2019 and $123.9 million and $62.2 million is expected to be paid in November 2019 and December 2019, respectively. In addition, in August 2019, the MVP Joint Venture issued a capital call notice for the funding of the MVP Southgate project to MVP Holdco for $6.2 million, of which $1.6 million was paid in October 2019 and $1.8 million and $2.8 million is expected to be paid in November 2019 and December 2019, respectively. The capital contributions payable and the corresponding increase to the investment balance are reflected on the consolidated balance sheet as of September 30, 2019.
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
Pursuant to the MVP Joint Venture's limited liability company agreement, MVP Holdco is obligated to provide performance assurances, which may take the form of a guarantee from EQM (provided that EQM's debt is rated as investment grade in accordance with the requirements of the MVP Joint Venture's limited liability company agreement), a letter of credit or cash collateral, in favor of the MVP Joint Venture to provide assurance as to the funding of MVP Holdco's proportionate share of the construction budget for the MVP project. In January 2019, EQM issued a performance guarantee in an amount equal to 33% of EQM's proportionate share of the then-remaining construction budget for the MVP project, which was approximately $261 million at the time of issuance. As of September 30, 2019, EQM's performance guarantee was restated to approximately $211 million, adjusted for capital contributions made during the third quarter of 2019. In October 2019, EQM issued a replacement performance guarantee in an amount equal to approximately $256 million based on the updated construction budget for the MVP project.
In addition, pursuant to the MVP Joint Venture's limited liability company agreement, MVP Holdco is obligated to provide performance assurances in respect of MVP Southgate, which performance assurances may take the form of a guarantee from EQM (provided that EQM's debt is rated as investment grade in accordance with the requirements of the MVP Joint Venture's limited liability company agreement), a letter of credit or cash collateral. In February 2019, EQM issued a performance guarantee of $14 million in favor of the MVP Joint Venture for the MVP Southgate project. Upon the FERC's initial release to begin construction of the MVP Southgate project, EQM's current MVP Southgate performance guarantee will be terminated, and EQM will be obligated to issue a new guarantee (or provide another allowable form of performance assurance) in an amount equal to 33% of MVP Holdco's proportionate share of the remaining capital obligations for the MVP Southgate project under the applicable construction budget.
As of September 30, 2019, EQM's maximum financial statement exposure related to the MVP Joint Venture was approximately $2,191 million, which consists of the investment in unconsolidated entity balance on the consolidated balance sheet as of September 30, 2019, net of capital contributions payable, and amounts that could have become due under EQM's performance guarantees as of that date.
The following tables summarize the unaudited condensed consolidated financial statements of the MVP Joint Venture.

Condensed Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(Thousands)
Current assets	$507,736	$687,657
Non-current assets	4,735,119	3,223,220
Total assets	$5,242,855	$3,910,877

Current liabilities	$468,011	$617,355
Non-current liabilities	2,416	—
Equity	4,772,428	3,293,522
Total liabilities and equity	$5,242,855	$3,910,877
Condensed Statements of Consolidated Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Thousands)
Environmental remediation reserve	$(516)	$—	$(2,682)	$—
Other income	1,165	1,923	5,863	3,200
Net interest income	29,100	10,036	73,035	22,674
AFUDC — equity	67,902	23,416	170,416	52,905
Net income	$97,651	$35,375	$246,632	$78,779

10.	Debt
Equitrans Midstream Credit Facility. In October 2018, Equitrans Midstream entered into a senior secured revolving credit facility agreement that provides for $100 million in borrowing capacity and matures in October 2023 (the Equitrans Midstream Credit Facility). Equitrans Midstream amended the Equitrans Midstream Credit Facility on December 31, 2018 to, among other things, permit the incurrence of the borrowings under the ETRN Term Loan Credit Agreement (defined herein). The Equitrans Midstream Credit Facility is available for general corporate purposes and to fund ongoing working capital requirements. Subject to satisfaction of certain conditions, the Equitrans Midstream Credit Facility has an accordion feature that allows the Company to increase the available borrowings under the facility by up to an additional $200 million. The Equitrans Midstream Credit Facility has a sublimit of up to $25 million for same-day swing line advances and a sublimit of up to $15 million for letters of credit. The Company had no borrowings outstanding and no letters of credit outstanding under the Equitrans Midstream Credit Facility as of September 30, 2019. The Company had $17 million of borrowings outstanding and no letters of credit outstanding under the Equitrans Midstream Credit Facility as of December 31, 2018. There were no borrowings on the Equitrans Midstream Credit Facility during the three months ended September 30, 2019. During the nine months ended September 30, 2019, the maximum outstanding borrowings was approximately $44 million, the average daily balance was approximately $4 million and the weighted average annual interest rate was approximately 4.3%.
Equitrans Midstream Term Loan Facility. In December 2018, Equitrans Midstream entered into a term loan credit agreement (as amended in May 2019, the ETRN Term Loan Credit Agreement) that provides for a senior secured term loan facility in an aggregate principal amount of $600 million and matures in January 2024 (the Term Loans). The Company received net proceeds from the Term Loans of $568.1 million, inclusive of a discount of $18.0 million and estimated debt issuance costs of $13.9 million. The net proceeds were used to fund the EQGP Buyout, including certain fees, costs and expenses in connection therewith, and the remainder was used for general corporate purposes. The ETRN Term Loan Credit Agreement provides the Company with the right to request incremental term loans in an aggregate amount of up to $150 million minus the aggregate commitments under the Equitrans Midstream Credit Facility (or any other permitted pari passu revolving credit agreement then in effect), plus the amount of any voluntary prepayment in respect of the Term Loans. The lenders under the ETRN Term Loan Credit Agreement are under no obligation to provide such incremental commitments or term loans and any addition of or increase in commitments or term loans is subject to certain customary conditions precedent. As of September 30, 2019, the current portion of the Term Loans was $6.0 million and is recorded in the current portion of long-term debt on the condensed consolidated balance sheet. The Company had $595.5 million of borrowings outstanding and no letters of credit outstanding under the ETRN Term Loan Credit Agreement as of September 30, 2019. The Company had $600 million of borrowings outstanding and no letters of credit outstanding under the ETRN Term Loan Credit Agreement as of December 31, 2018. During the three and nine months ended September 30, 2019, the weighted average annual interest rates were approximately 6.8% and 6.9%, respectively.
EQGP Working Capital Facility with EQT. Prior to the Separation, EQGP had a working capital loan agreement with EQT (the EQGP Working Capital Facility with EQT), through which EQT agreed to make interest-bearing loans available in an aggregate principal amount not to exceed $50 million outstanding at any one time. Borrowings outstanding under the EQGP Working Capital Facility with EQT were presented in accounts payable as an amount due to related party on the condensed consolidated balance sheet. On November 12, 2018, EQGP repaid $3.2 million of borrowings outstanding under the facility, and EQT terminated the working capital loan agreement. During the nine months ended September 30, 2018, the maximum outstanding borrowing was $0.2 million and the weighted average annual interest rate was approximately 3.3%.
EQM Revolving Credit Facility. On October 31, 2018, EQM amended and restated its unsecured revolving credit facility to increase the borrowing capacity from $1 billion to $3 billion and extend the term to October 2023 (the EQM Credit Facility). The EQM Credit Facility is available for general partnership purposes, including to purchase assets, and to fund working capital requirements and capital expenditures, pay distributions and repurchase units. Subject to satisfaction of certain conditions, the EQM Credit Facility has an accordion feature that allows EQM to increase the available borrowings under the facility by up to an additional $750 million. The EQM Credit Facility has a sublimit of up to $250 million for same-day swing line advances and a sublimit of up to $400 million for letters of credit. In addition, EQM has the ability to request that one or more lenders make available term loans under the EQM Credit Facility, subject to the satisfaction of certain conditions. As of September 30, 2019, no term loans were outstanding under the EQM Credit Facility. Such term loans would be secured by cash and qualifying investment grade securities.
The EQM Credit Facility contains negative covenants that, among other things, limit restricted payments, the incurrence of debt, dispositions, mergers and fundamental changes, and transactions with affiliates. In addition, the EQM Credit Facility contains events of default such as insolvency, nonpayment of scheduled principal or interest obligations, change of control and cross-default related to the acceleration or default of certain other financial obligations. Under the EQM Credit Facility, as of the end of each fiscal quarter, EQM is required to maintain a consolidated leverage ratio of not more than 5.00 to 1.00 (or not more than 5.50 to 1.00 for certain measurement periods following the consummation of certain acquisitions).
As of September 30, 2019, EQM had approximately $265 million of borrowings outstanding and $1 million of letters of credit outstanding under the EQM Credit Facility. As of December 31, 2018, EQM had approximately $625 million of borrowings outstanding and $1 million of letters of credit outstanding under the EQM Credit Facility. During the three and nine months ended September 30, 2019, the maximum outstanding borrowings was approximately $1.7 billion and the average daily balances were approximately $865 million and $950 million, respectively. EQM incurred interest at weighted average annual interest rates of approximately 3.7% and 3.8% for the three and nine months ended September 30, 2019, respectively. During the three and nine months ended September 30, 2018, the maximum amounts of EQM's outstanding borrowings under the EQM Credit Facility at any time were approximately $74 million and $420 million, respectively, and the average daily balances were approximately $22 million and $147 million, respectively. EQM incurred interest at weighted average annual interest rates of approximately 3.7% and 3.2% for the three and nine months ended September 30, 2018, respectively.
2019 EQM Term Loan Agreement. In August 2019, EQM entered into a term loan agreement that provided for unsecured term loans in an aggregate principal amount of $1.4 billion (the 2019 EQM Term Loan Agreement). The initial term loans provided under the 2019 EQM Term Loan Agreement mature in August 2022. EQM received net proceeds from the issuance of the initial term loans under the 2019 EQM Term Loan Agreement of $1,397.4 million, inclusive of estimated debt issuance costs of $2.6 million. The net proceeds were primarily used to repay borrowings under the EQM Credit Facility and the remainder was used for general partnership purposes. The 2019 EQM Term Loan Agreement provides EQM with the right to request incremental term loans in an aggregate amount of up to $300 million, subject to, among other things, obtaining additional commitments from existing lenders or commitments from new lenders. EQM had $1.4 billion of borrowings outstanding under the 2019 EQM Term Loan Agreement as of September 30, 2019. During the applicable portions of the two months ended September 30, 2019, the weighted average annual interest rate for the period was approximately 3.6%.

The 2019 EQM Term Loan Agreement contains certain negative covenants, that, among other things, limit the ability of EQM and certain of its subsidiaries to incur or permit liens on assets, establish a maximum consolidated leverage ratio of not more than 5.00 to 1.00 (or not more than 5.50 to 1.00 for certain measurement periods following the consummation of certain acquisitions) tested as of the end of each fiscal quarter, and limit transactions with affiliates, mergers and other fundamental changes, asset dispositions, and the incurrence of new debt, in each case and as applicable, subject to certain specified exceptions. The 2019 EQM Term Loan Agreement also contains certain specified events of default, including, among others, failure to make certain payments (subject to specified grace periods in some cases), failure to observe covenants (subject to specified grace periods in some cases), cross-defaults to certain other material debt, certain specified insolvency or bankruptcy events and the occurrence of a change of control event, in each case, the occurrence of which would allow the lenders to accelerate EQM’s payment obligations under the 2019 EQM Term Loan Agreement.
Eureka Credit Facility. Eureka Midstream, LLC (Eureka), a wholly-owned subsidiary of Eureka Midstream, has a $400 million senior secured revolving credit facility, which is available for general business purposes, including financing maintenance and expansion capital expenditures related to the Eureka system and providing working capital for Eureka’s operations (the Eureka Credit Facility). Subject to satisfaction of certain conditions, the Eureka Credit Facility has an accordion feature that allows Eureka to increase the available borrowings under the facility by an additional $100 million to an aggregate $500 million of total commitments.
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
As of September 30, 2019, Eureka had approximately $293 million of borrowings outstanding under the Eureka Credit Facility. For the three months ended September 30, 2019 and for the period from April 10, 2019 through September 30, 2019, the maximum amount of outstanding borrowings under the Eureka Credit Facility at any time was approximately $293 million for both periods, the average daily balances were approximately $293 million and $285 million, respectively, and Eureka incurred interest at a weighted average annual interest rate of approximately 4.3% for both periods.
2018 EQM Term Loan Facility. On April 25, 2018, EQM entered into a $2.5 billion unsecured multi-draw 364-day term loan facility with a syndicate of lenders (the 2018 EQM Term Loan Facility). The 2018 EQM Term Loan Facility was used to fund the cash consideration for the Drop-Down Transaction, to repay borrowings under EQM's then-existing revolving credit facility and for other general partnership purposes. In connection with EQM's issuance of the EQM $2.5 billion Senior Notes (defined below), on June 25, 2018, the balance outstanding under the 2018 EQM Term Loan Facility was repaid and the 2018 EQM Term Loan Facility was terminated. As a result of the termination, EQM expensed $3 million of deferred issuance costs. From April 25, 2018 through June 25, 2018, the maximum amount of EQM's outstanding borrowings under the 2018 EQM Term Loan Facility at any time was approximately $1,825 million and the average daily balance was approximately $1,231 million. EQM incurred interest at a weighted average annual interest rate of approximately 3.3% for the period from April 25, 2018 through June 25, 2018.
RMP $850 Million Facility. Prior to the completion of the EQM-RMP Mergers, RM Operating LLC (formerly Rice Midstream OpCo LLC), a wholly-owned subsidiary of RMP, had an $850 million senior secured credit facility (the RMP $850 Million Facility). In connection with the completion of the EQM-RMP Mergers, on July 23, 2018, EQM repaid the approximately $260 million of borrowings outstanding under the RMP $850 Million Facility and the RMP $850 Million Facility was terminated. Prior to its termination, the RMP $850 Million Facility was available for general partnership purposes, including to purchase assets, and to fund working capital requirements and capital expenditures, pay distributions and repurchase units. The RMP $850 Million Facility was secured by mortgages and other security interests on substantially all of RMP's properties and was guaranteed by RMP and its restricted subsidiaries. During the applicable portions of the three and nine months ended September 30, 2018, the maximum outstanding borrowings were approximately $260 million and $375 million, respectively, the average daily balance was approximately $249 million and $300 million, respectively, and the weighted average annual interest rate for the period was approximately 4.1% and 3.8%, respectively.
EQM 4.125% and 4.00% Senior Notes. In the fourth quarter of 2016, EQM issued $500 million aggregate principal amount of 4.125% senior unsecured notes due December 2026 (the 4.125% Senior Notes). EQM used the net proceeds from the offering to repay the then outstanding borrowings under a predecessor to the EQM Credit Facility and for general partnership purposes.

In the third quarter of 2014, EQM issued $500 million aggregate principal amount of 4.00% senior unsecured notes due August 2024 (the 4.00% Senior Notes). EQM used the net proceeds from the offering to repay the outstanding borrowings under a predecessor to the EQM Credit Facility and for general partnership purposes. The 4.125% Senior Notes and the 4.00% Senior Notes were issued pursuant to supplemental indentures to EQM's existing indenture dated August 1, 2014. Both the 4.125% Senior Notes and the 4.00% Senior Notes contain covenants that limit EQM's ability to, among other things, incur certain liens securing indebtedness, engage in certain sale and leaseback transactions and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all of EQM's assets.
EQM $2.5 Billion Senior Notes. During the second quarter of 2018, EQM issued 4.75% senior unsecured notes due July 2023 in the aggregate principal amount of $1.1 billion, 5.50% senior unsecured notes due July 2028 in the aggregate principal amount of $850 million and 6.50% senior unsecured notes due July 2048 in the aggregate principal amount of $550 million (collectively, the EQM $2.5 Billion Senior Notes). EQM received net proceeds from the offering of approximately $2,465.8 million, inclusive of a discount of $11.8 million and estimated debt issuance costs of approximately $22.4 million. The net proceeds were used to repay the outstanding balances under the 2018 EQM Term Loan Facility and the RMP $850 Million Facility, and the remainder was used for general partnership purposes. The EQM $2.5 Billion Senior Notes were issued pursuant to supplemental indentures to EQM's existing indenture dated August 1, 2014. The EQM $2.5 Billion Senior Notes contain covenants that limit EQM's ability to, among other things, incur certain liens securing indebtedness, engage in certain sale and leaseback transactions and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all of EQM's assets.
As of September 30, 2019, Equitrans Midstream, EQM and Eureka were in compliance with all debt provisions and covenants.

11.	Fair Value Measurements
The carrying values of cash and cash equivalents, accounts receivable, amounts due to/from related parties and accounts payable approximate fair value due to the short maturity of the instruments; as such, their fair values are Level 1 fair value measurements. The carrying value of the credit facility borrowings and borrowings under the 2019 EQM Term Loan Agreement approximates fair value as the interest rates are based on prevailing market rates; this is considered a Level 1 fair value measurement. As the Company's borrowings under the ETRN Term Loan Credit Agreement and EQM's senior notes are not actively traded, their fair values are estimated using an income approach model that applies a discount rate based on prevailing market rates for debt with similar remaining time-to-maturity and credit risk; as such, their fair values are Level 2 fair value measurements. As of September 30, 2019 and December 31, 2018, the estimated fair value of the Company's borrowings under the ETRN Term Loan Credit Agreement was approximately $597 million and $590 million, respectively, and the carrying value of the Company's borrowings under the ETRN Term Loan Credit Agreement was approximately $568 million for both periods. As of September 30, 2019 and December 31, 2018, the estimated fair value of EQM's senior notes was approximately $3,439 million and $3,425 million, respectively, and the carrying value of EQM's senior notes was approximately $3,461 million and $3,457 million, respectively. The fair value of the Preferred Interest is a Level 3 fair value measurement and is estimated using an income approach model that applies a market-based discount rate. As of September 30, 2019 and December 31, 2018, the estimated fair value of the Preferred Interest was approximately $128 million and $122 million, respectively, and the carrying value of the Preferred Interest was approximately $111 million and $115 million, respectively.

12.	Earnings Per Share

In connection with the Distribution described in Note 1, and based on the 254,586,700 shares of outstanding common stock of EQT (EQT common stock) as of the record date for the Distribution, the Company issued 254,268,864 shares of Equitrans Midstream common stock. As of September 30, 2019, there were 254,743,883 shares of Equitrans Midstream common stock outstanding, of which EQT owned 50,599,503.

Basic earnings per share (EPS) is computed by dividing net income attributable to Equitrans Midstream by the weighted average number of shares of Equitrans Midstream common stock outstanding during the period without considering any dilutive items. Net income attributable to Equitrans Midstream excludes net income attributable to noncontrolling interests and the Series A Preferred Units interest in net income of $25.5 million per quarter. Diluted EPS is computed by dividing net income attributable to Equitrans Midstream by the weighted average number of shares of Equitrans Midstream common stock and potentially dilutive securities, net of shares assumed to be repurchased using the treasury stock method. Share purchases are calculated using the average share price of Equitrans Midstream common stock during the period. Potentially dilutive securities arise from the assumed conversion of outstanding stock options and other share-based awards. Diluted EPS also takes into consideration the potential dilution from securities issued by subsidiaries that enable their holders to obtain the subsidiary's common stock. The resulting net income amount is divided by the weighted average number of dilutive shares of common stock outstanding.

Potentially dilutive securities (options and restricted awards) included in the calculation of diluted earnings per share totaled 18,540 for the nine months ended September 30, 2019 and 601,622 for the three and nine months ended September 30, 2018, respectively. For the three months ended September 30, 2019, basic and diluted weighted average common stock outstanding were the same because the Company generated a net loss.
For all periods presented, the impact of EQM's dilutive securities did not have a material impact on the Company's diluted earnings per share.
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
13.     Income Taxes
The effective tax rate was (3.3)% for the three months ended September 30, 2019, compared to 6.5% for the three months ended September 30, 2018. The effective tax rate was 14.6% for the nine months ended September 30, 2019, compared to 6.5% for the nine months ended September 30, 2018. The effective tax rate was lower for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 due to the tax impact of the impairments of long-lived assets (see Note 4) as well as Rice Midstream Holdings' income not subject to tax expense and due to higher income attributable to noncontrolling limited partners in 2018. The effective tax rate was higher for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to the tax impact of the impairments of long-lived assets (see Note 4). Prior to October 22, 2018, Rice Midstream Holdings was a multi-member limited liability company; therefore, the earnings of Rice Midstream Holdings and its subsidiaries were not subject to federal income tax. In the fourth quarter of 2018, Rice Midstream Holdings was merged out of existence as part of internal restructurings. Excluding other items, the effective tax rates for both periods are lower than the statutory rates because the Company does not record income tax expense on the portion of its income attributable to the noncontrolling limited partners of EQM, the noncontrolling members of Eureka Midstream and, for the period prior to the Limited Call Right, the noncontrolling limited partners of EQGP.

14.	Consolidated Variable Interest Entities
As of September 30, 2019, the Company determined EQM to be a variable interest entity. In addition, as of December 31, 2018, EQGP was also a variable interest entity. Through the Company's ownership and control of the general partners of EQGP and EQM, the Company had the power to direct the activities that most significantly affected EQGP's and EQM's economic performance during the periods presented.
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

	September 30, 2019	December 31, 2018
	(Thousands)
ASSETS
Cash and cash equivalents	$81,899	$17,515
Accounts receivable (a)	242,186	254,390
Other current assets	21,035	14,909
Net property, plant and equipment (b)	7,608,417	5,806,628
Investment in unconsolidated entity	2,227,321	1,510,289
Goodwill	962,218	1,123,813
Net intangible assets	812,020	576,113
Other assets	198,941	152,464
LIABILITIES
Accounts payable (a)	$172,422	$207,877
Capital contribution payable to the MVP Joint Venture	261,089	169,202
Accrued interest	41,170	80,199
Accrued liabilities	34,022	20,672
Credit facility borrowings	557,500	625,000
EQM long-term debt	4,858,208	3,456,639
Regulatory and other long-term liabilities	79,164	38,724

(a)
Accounts receivable as of September 30, 2019 and December 31, 2018 included $175.7 million and $174.8 million, respectively, of receivables due from EQT. Accounts payable as of December 31, 2018 included approximately $34.0 million of related party accounts payable to EQT. There was no related party balance with EQT included in accounts payable as of September 30, 2019.

(b)	Includes approximately $58.9 million conveyed to EQM in the Shared Assets Transaction primarily consisting of IT infrastructure, office equipment, vehicles and office leases. See Note 2.
The following table summarizes EQM's statements of consolidated operations and cash flows, inclusive of transactions with related parties.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Thousands)
Operating revenues	$408,434	$364,584	$1,204,383	$1,110,307
Operating expenses	439,511	131,084	799,999	365,141
Other expenses, net	(9,138)	(23,573)	(36,197)	(37,711)
Net (loss) income	$(40,215)	$209,927	$368,187	$707,455

Net cash provided by operating activities	$234,584	$242,575	$744,827	$865,482
Net cash used in investing activities	$(496,237)	$(495,554)	$(2,171,542)	$(2,252,293)
Net cash provided by (used in) financing activities	$326,927	$(443,763)	$1,491,099	$1,336,923

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
CAUTIONARY STATEMENTS
Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Section 27A of the Securities Act of 1933, as amended (the Securities Act). Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as "anticipate," "estimate," "could," "would," "will," "may," "forecast," "approximate," "expect," "project," "intend," "plan," "believe" and other words of similar meaning in connection with any discussion of future operating or financial matters. Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the matters discussed in the section captioned "Outlook" in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the expectations of plans, strategies, objectives, and growth and anticipated financial and operational performance of Equitrans Midstream and EQM, including guidance regarding EQM's gathering, transmission and storage and water service revenue and volume growth; projected revenue (including from firm reservation fees) and expenses; the weighted average contract life of gathering, transmission and storage and water services contracts; infrastructure programs (including the timing, cost, capacity and sources of funding with respect to gathering, transmission and storage and water expansion projects); the cost, capacity, timing of regulatory approvals, final design and targeted in-service dates of current projects; the ability of the MVP Joint Venture to satisfy the applicable federal agencies' land exchange procedures and consummate the land exchange on a timely basis or at all; the ultimate terms, partners and structure of the MVP Joint Venture and ownership interests therein; expansion projects in EQM's operating areas and in areas that would provide access to new markets; the timing of FERC approval for, and closing of, EQM's sale of certain assets to Diversified Gas and Oil Corporation; EQM's ability to provide produced water handling services and realize expansion opportunities and related capital avoidance; EQM's ability to identify and complete acquisitions and other strategic transactions, including joint ventures, and effectively integrate transactions (including Eureka Midstream and Hornet Midstream) into EQM's operations, and achieve synergies, system optionality and accretion associated with transactions, including through increased scale; EQM's ability to access commercial opportunities and new customers for its water services business; credit rating impacts associated with MVP, customer credit ratings and defaults, acquisitions and financings and changes in Equitrans Midstream’s and EQM’s respective credit ratings; the timing and amount of future issuances of securities; effects of conversion, if at all, of EQM securities; effects of seasonality; expected cash flows and MVCs; capital commitments; projected capital contributions and capital and operating expenditures, including the amount and timing of reimbursable capital expenditures, capital budget and sources of funds for capital expenditures; dividend and distribution amounts and timing, rates and growth, including the effect thereon of completion of MVP; the effect and outcome of pending and future litigation and regulatory proceedings; changes in commodity prices and the effect of commodity prices on EQM's business; liquidity and financing requirements, including sources and availability; interest rates; the Company's, EQM's and EQM's subsidiaries' respective abilities to service debt under, and comply with the covenants contained in, their respective credit agreements; expectations regarding production volumes in EQM's areas of operations; impacts of the change of control of EQT Corporation; the final contractual terms, if any, which might result from discussions with EQT or related financial, operational or other effects of any amendments to existing agreements with EQT; the effects of government regulation; and tax status and position. The forward-looking statements included in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Equitrans Midstream has based these forward-looking statements on management's current expectations and assumptions about future events. While Equitrans Midstream considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and are beyond Equitrans Midstream's control. The risks and uncertainties that may affect the operations, performance and results of Equitrans Midstream's and EQM's businesses and forward-looking statements include, but are not limited to, those set forth under Item 1A, "Risk Factors" in Equitrans Midstream's Annual Report on Form 10-K for the year ended December 31, 2018 and EQM's Annual Report on Form 10-K for the year ended December 31, 2018, in each case may be updated by any subsequent Quarterly Reports on Form 10-Q.
Any forward-looking statement speaks only as of the date on which such statement is made and Equitrans Midstream does not intend to correct or update any forward-looking statement unless required by securities law, whether as a result of new information, future events or otherwise.

Executive Overview
Net loss attributable to Equitrans Midstream was $65.8 million for the three months ended September 30, 2019 compared with net income attributable to Equitrans Midstream of $82.8 million for the three months ended September 30, 2018. The decrease resulted primarily from impairments to goodwill and intangible assets (as discussed in Note 4) and higher net interest expense partly offset by lower net income attributable to noncontrolling interest, higher gathering revenues, higher equity income and lower transaction costs.
Net income attributable to Equitrans Midstream was $65.0 million for the nine months ended September 30, 2019 compared with $266.6 million for the nine months ended September 30, 2018. The decrease resulted primarily from impairments to goodwill, certain low-pressure gathering assets and intangible assets (as discussed in Note 4) and higher net interest expense, partly offset by lower net income attributable to noncontrolling interest, higher gathering revenues, higher equity income and lower separation and other transaction costs.
The following table reconciles the differences between operating income attributable to EQM as reported in EQM's Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2019 and 2018 and operating income attributable to Equitrans Midstream for the same period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Thousands)
Operating (loss) income attributable to EQM	$(31,077)	$233,500	$404,384	$745,166
Less:
Separation and other transaction costs	—	14,520	5,479	40,484
Additional expenses, net	7,376	658	11,142	2,152
Operating (loss) income attributable to Equitrans Midstream	$(38,453)	$218,322	$387,763	$702,530
Separation and Other Transaction Costs. Separation and other transaction costs represent expenses related to the EQGP Buyout, the EQM IDR Transaction and the Separation of $5.5 million for the nine months ended September 30, 2019 and the Rice Merger, the EQM-RMP Mergers, the Drop-Down Transaction and the Separation and charges from EQT of $14.5 million and $40.5 million for the three and nine months ended September 30, 2018, respectively.
Additional Expenses, Net. As a result of being a publicly traded company, the Company incurs other operating expenses separate from and in addition to similar costs incurred by EQM. Additional expenses, net increased for both the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 primarily related to the tax impact of the impairments of long-lived assets (see Note 4).
Business Segment Results
Operating segments are revenue-producing components of an enterprise for which separate financial information is produced internally and is subject to evaluation by the chief operating decision maker in deciding how to allocate resources. Other income, net interest expense and income tax expense are managed on a consolidated basis. The Company has presented each segment's operating income and various operational measures in the following sections. Management believes that the presentation of this information is useful to management and investors regarding the financial condition, results of operations and trends of its segments. The Company has reconciled each segment's operating income to the Company's condensed consolidated operating income and net income in Note 6 to the consolidated financial statements.

GATHERING RESULTS OF OPERATIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018 (1)	% Change	2019	2018 (1)	% Change
	(Thousands, except per day amounts)
FINANCIAL DATA
Firm reservation fee revenues	$154,791	$112,598	37.5	$431,520	$334,233	29.1
Volumetric-based fee revenues	144,700	140,263	3.2	415,518	397,207	4.6
Total operating revenues	299,491	252,861	18.4	847,038	731,440	15.8
Operating expenses:
Operating and maintenance	27,127	18,868	43.8	67,860	54,792	23.9
Selling, general and administrative	18,462	18,184	1.5	60,365	54,913	9.9
Separation and other transaction costs	256	2,161	(88.2)	19,127	7,511	154.7
Depreciation	38,943	25,359	53.6	104,502	72,309	44.5
Amortization of intangible assets	14,540	10,387	40.0	38,677	31,160	24.1
Impairments of long-lived assets	298,652	—	100.0	378,787	—	100.0
Total operating expenses	397,980	74,959	430.9	669,318	220,685	203.3
Operating (loss) income	$(98,489)	$177,902	(155.4)	$177,720	$510,755	(65.2)

OPERATIONAL DATA
Gathered volumes (BBtu per day)
Firm capacity reservation	3,824	2,114	80.9	3,321	2,029	63.7
Volumetric-based services	4,406	4,437	(0.7)	4,317	4,291	0.6
Total gathered volumes	8,230	6,551	25.6	7,638	6,320	20.9

Capital expenditures (2)	$271,860	$194,477	39.8	$686,178	$515,072	33.2

(1)
Includes the pre-acquisition results of the Drop-Down Transaction and the EQM-RMP Mergers, which were effective on May 1, 2018 and July 23, 2018, respectively. The recast is for the period the acquired businesses were under the common control of EQT, which began on November 13, 2017 as a result of the Rice Merger.

(2)
Includes approximately $6.7 million and $17.6 million of capital expenditures related to noncontrolling interests in Eureka Midstream for the three and nine months ended September 30, 2019, respectively.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Gathering revenues increased by approximately $46.6 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily driven by revenues generated by the entities acquired in the Bolt-on Acquisition and production development in the Marcellus and Utica Shales. Firm reservation fee revenues increased approximately $42.2 million primarily as a result of increased revenues generated under agreements with MVCs and revenues generated by the entities acquired in the Bolt-on Acquisition, as well as higher rates on various wellhead expansion projects in the third quarter of 2019. Volumetric-based fee revenues increased approximately $4.4 million due to increased usage fees.
Operating expenses increased by approximately $323.0 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily as a result of impairments of long-lived assets associated with goodwill of approximately $261.3 million and intangible assets of $36.4 million (as discussed in Note 4), an approximate $13.6 million increase in depreciation expense as a result of additional assets placed in-service, as well as depreciation on assets acquired in the Bolt-on Acquisition and the Shared Assets Transaction, and an approximate $8.3 million increase in operating and maintenance expense primarily associated with the operations of entities acquired in the Bolt-on Acquisition.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Gathering revenues increased by approximately $115.6 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily driven by revenues generated by the entities acquired in the Bolt-on Acquisition and production development in the Marcellus and Utica Shales. Firm reservation fee revenues increased approximately $97.3 million primarily as a result of increased revenues generated under agreements with MVCs and revenues generated by the operating entities acquired in the Bolt-on Acquisition, as well as higher rates on various wellhead expansion projects for the nine months ended September 30, 2019. Volumetric-based fee revenues increased approximately $18.3 million due to increased usage fees.
Operating expenses increased by approximately $448.6 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily as a result of an approximate $378.8 million impairment charge, of which $261.3 million related to an impairment of goodwill, $80.1 million was associated with an impairment to certain low-pressure gathering assets and $36.4 million related to an impairment of intangible assets (as discussed in Note 4), an approximate $32.2 million increase in depreciation expense as a result of additional assets placed in-service, as well as depreciation on assets acquired in the Bolt-on Acquisition and the Shared Assets Transaction, and an approximate $13.1 million increase in operating and maintenance expense primarily associated with the operations of entities acquired in the Bolt-on Acquisition. In addition, EQM recognized an increase to separation and other transaction costs of approximately $11.6 million primarily associated with the Bolt-on Acquisition.
TRANSMISSION RESULTS OF OPERATIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(Thousands, except per day amounts)
FINANCIAL DATA
Firm reservation fee revenues	$81,990	$82,669	(0.8)	$263,051	$262,666	0.1
Volumetric-based fee revenues	5,309	6,681	(20.5)	26,875	22,763	18.1
Total operating revenues	87,299	89,350	(2.3)	289,926	285,429	1.6
Operating expenses:
Operating and maintenance	8,976	10,721	(16.3)	23,142	27,082	(14.5)
Selling, general and administrative	5,286	7,581	(30.3)	20,626	22,335	(7.7)
Depreciation	13,347	12,357	8.0	38,474	37,228	3.3
Total operating expenses	27,609	30,659	(9.9)	82,242	86,645	(5.1)
Operating income	$59,690	$58,691	1.7	$207,684	$198,784	4.5

Equity income	$44,448	$16,087	176.3	$112,293	$35,836	213.4

OPERATIONAL DATA
Transmission pipeline throughput (BBtu per day)
Firm capacity reservation	2,786	2,927	(4.8)	2,796	2,857	(2.1)
Volumetric-based services	29	104	(72.1)	115	62	85.5
Total transmission pipeline throughput	2,815	3,031	(7.1)	2,911	2,919	(0.3)

Average contracted firm transmission reservation commitments (BBtu per day)	3,650	3,658	(0.2)	3,914	3,801	3.0

Capital expenditures (1)	$16,296	$37,626	(56.7)	$46,287	$84,517	(45.2)

(1)
Transmission capital expenditures do not include capital contributions made to the MVP Joint Venture for the MVP and MVP Southgate projects of approximately $211.7 million and $263.2 million for the three months ended September 30, 2019 and 2018, respectively, and approximately $512.9 million and $446.0 million for the nine months ended September 30, 2019 and 2018, respectively.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Transmission and storage revenues decreased by approximately $2.1 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to decreased volumetric-based usage fee revenues.
Operating expenses decreased by approximately $3.1 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily as a result of lower operating and maintenance expense and decreased selling, general and administrative expense resulting from lower corporate allocations.
The increase in equity income of approximately $28.4 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was related to the increase in the MVP Joint Venture's AFUDC on the MVP.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Transmission and storage revenues increased by approximately $4.5 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Firm reservation fee revenues increased due to higher contractual rates on existing contracts with customers and customers contracting for additional firm transmission capacity. Volumetric-based fee revenues increased due to increased usage fees, partially offset by lower park and loan revenue.
Operating expenses decreased by approximately $4.4 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily as a result of lower operating and maintenance expense, and lower selling, general and administrative expense resulting from lower corporate allocations.
The increase in equity income of approximately $76.5 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was related to the increase in the MVP Joint Venture's AFUDC on the MVP.
WATER RESULTS OF OPERATIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018 (1)	% Change	2019	2018 (1)	% Change
	(Thousands)
FINANCIAL DATA
Water services revenues	$21,644	$22,373	(3.3)	$67,419	$93,438	(27.8)

Operating expenses:
Operating and maintenance	6,918	18,521	(62.6)	26,458	36,901	(28.3)
Selling, general and administrative	97	1,094	(91.1)	2,180	3,490	(37.5)
Depreciation	6,907	5,851	18.0	19,801	17,420	13.7
Total operating expenses	13,922	25,466	(45.3)	48,439	57,811	(16.2)
Operating income (loss)	$7,722	$(3,093)	349.7	$18,980	$35,627	(46.7)

OPERATIONAL DATA
Water services volumes (MMgal)	523	449	16.5	1,511	1,740	(13.2)

Capital expenditures	$13,466	$7,981	68.7	$31,490	$17,358	81.4

(1)
EQM's consolidated financial statements have been retrospectively recast to include the pre-acquisition results of the EQM-RMP Mergers, which was effective July 23, 2018. The recast is for the period the acquired businesses were under the common control of EQT, which began on November 13, 2017 as a result of the Rice Merger.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Water operating revenues decreased by $0.7 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to a decrease in certain fresh water distribution fees as the fee EQM charges per gallon of water is tiered and thus is lower on a per gallon basis once certain volumetric thresholds are met.
Water operating expenses decreased by $11.5 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily as a result of decreased operating and maintenance expense associated with reduced operating activity and decreased selling, general and administrative expense, partly offset by increased depreciation expense as a result of additional assets placed in-service.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Water operating revenues decreased by $26.0 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to a 13.2% decrease in fresh water distribution volumes associated with lower customer activity.
Water operating expenses decreased by $9.4 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily as a result of decreased operating and maintenance expense associated with reduced operating activity and decreased selling, general and administrative expense, partly offset by increased depreciation expense as a result of additional assets placed in-service.
OTHER INCOME STATEMENT ITEMS
Other Income
Other income decreased $1.3 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 due to a decrease in the net settlement of incentive compensation offset by increased AFUDC - equity and decreased $0.6 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 due to net settlement of incentive compensation offset by increased AFUDC - equity.
Net Interest Expense
Net interest expense increased by $28.7 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to higher interest expense of $16.5 million on the ETRN Term Loan Credit Agreement and the 2019 EQM Term Loan Agreement, higher interest expense of $10.5 million on the Equitrans Midstream and EQM revolving credit facility borrowings associated with increased outstanding debt, including borrowings under the Eureka Credit Facility, and higher amortization of debt issuance costs of $2.0 million, partly offset by increased capitalized interest and AFUDC - debt.
Net interest expense increased by $119.4 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to higher interest expense of $64.8 million as a result of the EQM $2.5 Billion Senior Notes, higher interest expense of $36.4 million on the ETRN Term Loan Credit Agreement and the 2019 EQM Term Loan Agreement, higher interest expense of $16.4 million on the Equitrans Midstream and EQM revolving credit facility borrowings associated with increased outstanding debt, including borrowings under the Eureka Credit Facility, and higher amortization of debt issuance costs of $4.4 million, partly offset by increased capitalized interest and AFUDC - debt.
Income Taxes
See Note 13 for an explanation of the decrease in income taxes for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and an explanation of the increase in income taxes for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.
The Company's operations have been included in EQT's consolidated income tax return for federal and state tax purposes for the periods prior to the Separation and Equitrans Midstream's consolidated income tax return for federal and state tax purposes after the Separation. The financial statements include the income taxes incurred by the Company computed on a separate return basis for the period prior to the Separation. EQM and, for the period prior to the EQM IDR Transaction, EQGP are limited partnerships for U.S. federal and state income tax purposes, and Eureka Midstream is a limited liability company for such purposes. EQM, EQGP, and Eureka Midstream are not subject to U.S. federal or state income taxes.
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

Net Income Attributable to Noncontrolling Interests
For the three months ended September 30, 2019, the Company's noncontrolling interests were comprised of the third-party ownership interest in EQM and, for the period from April 10, 2019 to September 30, 2019, Eureka Midstream as well as the Series A Preferred Units interest in net income. For the three months ended September 30, 2018, the Company's noncontrolling interests were comprised of the third-party ownership interest in EQM and EQGP.
For the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, the Company's noncontrolling interests were comprised of the third-party ownership interest in EQM. For the period from April 10, 2019 to September 30, 2019, the Company's noncontrolling interests were also comprised of the third-party ownership interest in Eureka Midstream as well as the Series A Preferred Units interest in net income. Furthermore, for the period from January 1, 2019 through January 10, 2019 and the nine months ended September 30, 2018, the Company's noncontrolling interests also included third-party ownership interests in EQGP and, for the period prior to May 1, 2018, the 25% ownership interest in Strike Force Midstream LLC owned by Gulfport Midstream.
The noncontrolling interests described above resulted in net income allocations to noncontrolling interests in the statements of condensed consolidated comprehensive income. Net income attributable to noncontrolling interests fluctuates based on the amount of net income earned by the entities with noncontrolling interests, the amount of net income allocated to IDRs prior to the EQM IDR Transaction, the amount of net income allocated to the Class B units subsequent to the EQM IDR Transaction, the amount of net income attributable to the noncontrolling interest related to the third-party ownership interests in Eureka Midstream and the Series A Preferred Units and any changes in the noncontrolling ownership percentages.
Net income attributable to noncontrolling interests decreased for both the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 as a result of lower EQM net income partially offset by the Series A Preferred Units interest in net income.
See "Investing Activities" and "Capital Requirements" under "Capital Resources and Liquidity" for discussion of capital expenditures.

Outlook
The Company's assets overlay core acreage in the prolific Appalachian Basin. The location of the Company's assets allows it to access major demand markets in the U.S. The Company is one of the largest natural gas gatherers in the U.S., and its largest customer, EQT, is the largest natural gas producer in the U.S. based on produced volumes. The Company maintains a stable cash flow profile, with greater than 50% of its revenue for the three and nine months ended September 30, 2019 generated by firm reservation fees.
The Company's principal strategy is to achieve the scale and scope of a top-tier midstream company by leveraging its existing assets and planned growth projects and seeking and executing on strategically-aligned acquisition and joint venture opportunities. As part of its approach to organic growth, the Company, through EQM, is focused on building and completing its key transmission and gathering growth projects outlined below, many of which are supported by contracts with firm capacity commitments. Additionally, the Company, through EQM, is targeting growth from volumetric gathering opportunities and transmission and storage services and from its water services business, which is complementary to its gathering business and potentially creates opportunities to expand EQM's existing asset footprint. The Company's focus on execution of EQM's organic projects, coupled with disciplined capital spending and operating cost control, is complemented by the Company's commitment to seek, evaluate and execute on strategically-aligned acquisition and joint venture opportunities. The Company believes that this approach will enable the Company to achieve its strategic goals.
The Company expects that the following expansion projects will be the primary organic growth drivers:

•
Mountain Valley Pipeline. The MVP Joint Venture is a joint venture among EQM and affiliates of each of NextEra Energy, Inc., Con Edison, AltaGas Ltd. and RGC Resources, Inc. that is constructing the MVP. As of September 30, 2019, EQM is the operator of the MVP and owned a 45.5% interest in the MVP project. The MVP is an estimated 300 mile, 42-inch diameter natural gas interstate pipeline with a targeted capacity of 2.0 Bcf per day that will span from EQM's existing transmission and storage system in Wetzel County, West Virginia to Pittsylvania County, Virginia, providing access to the growing southeast demand markets. During the nine months ended September 30, 2019, EQM made capital contributions of approximately $500 million to the MVP Joint Venture for the MVP project. For the remainder of 2019, EQM expects to make capital contributions of approximately $0.2 billion to $0.3 billion to the MVP Joint Venture for purposes of the MVP. The MVP Joint Venture has secured a total of 2.0 Bcf per day of firm capacity commitments at 20-year terms and additional shippers have expressed interest in the MVP project. The MVP Joint Venture is evaluating an expansion opportunity that could add approximately 0.5 Bcf per day of capacity through the installation of incremental compression. The MVP Joint Venture is also undertaking the MVP Southgate project and is evaluating other future pipeline extension projects.

In October 2017, the FERC issued the Certificate of Public Convenience and Necessity for the MVP. In the first quarter of 2018, the MVP Joint Venture received limited notice to proceed with certain construction activities from the FERC and commenced construction. As discussed under "The regulatory approval process for the construction of new midstream assets is challenging, and recent decisions by regulatory and judicial authorities in pending proceedings could impact EQM's or the MVP Joint Venture's ability to obtain all approvals and authorizations necessary to complete certain projects on the projected time frame or at all or EQM's ability to achieve the expected investment return on the project" included in Item 1A, "Risk Factors – Risks Related to EQM's Business," in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, there are pending legal and regulatory challenges to certain aspects of the MVP project that must be resolved before the MVP project can be completed. The MVP Joint Venture is working through several alternatives to resolve these challenges, including through a land exchange proposal submitted to the federal government. In connection with the United States Supreme Court's determination to accept the Cowpasture River Preservation Association case (see Part II, Item 1. "Legal Proceedings") and the resolution of remaining legal and regulatory components, the Company is targeting a late 2020 full in-service date at an overall project cost of $5.3 billion to $5.5 billion, excluding AFUDC. EQM is expected to fund approximately $2.7 billion of the overall project cost, including approximately $105 million to $120 million in excess of EQM's ownership interest. See the discussion of the litigation and regulatory-related delays in Part II, Item 1, "Legal Proceedings".
On November 4, 2019, Con Edison announced that it intends to exercise an option to cap its investment in the MVP project at approximately $530 million (excluding AFUDC). If Con Edison exercises its option, EQM and NextEra Energy, Inc. will be obligated, and the other members of the MVP Joint Venture with interests in the MVP project will have the option, to fund the shortfall in Con Edison's capital contributions, on a pro rata basis. As a result, EQM expects to fund up to an additional $86 million (excluding AFUDC) in capital contributions to the MVP Joint Venture, depending upon the other members' ultimate participation. Any funding by EQM and the other members will correspondingly increase their respective interests in the MVP project and decrease Con Edison's interest in the MVP project.

•
Wellhead Gathering Expansion and Hammerhead Project. During the nine months ended September 30, 2019, EQM invested approximately $670 million in gathering expansion projects. For the remainder of 2019, EQM expects to invest approximately $215 million in gathering expansion projects, including the continued gathering infrastructure expansion of core development areas in the Marcellus and Utica Shales, primarily in southwestern Pennsylvania and eastern Ohio, for EQT, Range Resources Corporation (Range Resources) and other producers, and the Hammerhead project, a 1.6 Bcf per day gathering header pipeline that is primarily designed to connect natural gas produced in Pennsylvania and West Virginia to the MVP and is supported by a 20-year term, 1.2 Bcf per day, firm capacity commitment from EQT. The Hammerhead project is expected to cost approximately $555 million. During the nine months ended September 30, 2019, EQM invested approximately $265 million in the Hammerhead project. For the remainder of 2019, EQM expects to invest approximately $90 million in the Hammerhead project. A portion of the Hammerhead project is expected to be operational by year-end 2019 and will provide interruptible service until the MVP is placed in-service, at which time the firm capacity commitment will begin. The Hammerhead project has a targeted full in-service date of late 2020.

•
MVP Southgate Project. In April 2018, the MVP Joint Venture announced the MVP Southgate project, a proposed 70-mile interstate pipeline that will extend from the MVP at Pittsylvania County, Virginia to new delivery points in Rockingham and Alamance Counties, North Carolina. The MVP Southgate project is backed by a 300 MMcf per day firm capacity commitment from PSNC Energy. As designed, the MVP Southgate project has expansion capabilities up to 900 MMcf per day of total capacity. The MVP Southgate project is estimated to cost a total of approximately $450 million to $500 million, which is expected to be spent primarily in 2020 and 2021. During the nine months ended September 30, 2019, EQM made capital contributions of approximately $12 million to the MVP Joint Venture for the MVP Southgate project. For the remainder of 2019, EQM expects to provide capital contributions of approximately $6 million to the MVP Joint Venture for the MVP Southgate project. As of September 30, 2019, EQM was the operator of the MVP Southgate pipeline and owned a 47.2% interest in the MVP Southgate project. The MVP Joint Venture submitted the MVP Southgate certificate application to the FERC in November 2018. In March 2019, the FERC issued an environmental review schedule that states that the FERC plans to issue the final Environmental Impact Statement by December 19, 2019, and the FERC issued the draft Environmental Impact Statement on July 26, 2019. The schedule also identifies March 18, 2020 as the deadline for other agencies to act on other federal authorizations required for the project (the FERC, however, is not subject to this deadline). Subject to approval by the FERC and other regulatory agencies, the MVP Southgate project is expected to be placed in-service in 2021.

•
Transmission Expansion. During the nine months ended September 30, 2019, EQM invested approximately $39 million in transmission expansion projects. For the remainder of 2019, EQM expects to invest approximately $10 million in transmission expansion projects, primarily attributable to the Allegheny Valley Connector (AVC), the Equitrans, L.P. Expansion project (EEP), which is designed to provide north-to-south capacity on the mainline Equitrans, L.P. system, including for deliveries to the MVP, and power plant projects. A portion of EEP commenced operations with interruptible service in the third quarter of 2019. EEP will provide capacity of approximately 600 MMcf per day and offers access to several markets through interconnects with Texas Eastern Transmission, Dominion Transmission and Columbia Gas Transmission. EEP will also provide delivery into MVP and once MVP is placed in service, firm transportation agreements for 550 MMcf per day of capacity will commence under 20-year terms. EEP has a targeted full in-service date of late 2020. In January 2019, EQM executed a precedent agreement with ESC Brooke County Power I, LLC to construct a natural gas pipeline for connection to a proposed 830-Megawatt power plant in Brooke County, West Virginia. The agreement includes a ten-year firm reservation commitment for 140 MMcf per day of capacity. EQM expects to invest an estimated $80 million to construct the approximately 16-mile pipeline, which has a targeted in-service date in 2023. As of September 30, 2019, EQM has invested approximately $2 million in the Brooke County project and expects to invest approximately $0.1 million for the remainder of 2019.

•
Water Expansion. During the nine months ended September 30, 2019, EQM invested approximately $32 million in the expansion of its fresh water delivery infrastructure. In response to continued lower natural gas prices, several producer customers have modified their well development plans, which impacts the expected timing of EQM's fresh water delivery services. As a result, EQM now forecasts full-year 2019 water expansion capital expenditures of $45 million.

See further discussion of capital expenditures in the "Capital Requirements" section below.

See also a discussion of the EQM IDR Transaction and Bolt-on Acquisition in Notes 2 and 3, respectively, to the condensed consolidated financial statements.
See "Critical Accounting Policies and Estimates" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of the Company's accounting policies and significant assumptions related to the accounting for goodwill, and the Company's policies and processes with respect to impairment reviews for goodwill. During the third quarter of 2019, the Company identified impairment indicators that suggested the fair value of its goodwill was more likely than not below its carrying amount. As such, the Company performed an interim goodwill impairment assessment, which resulted in the Company recognizing impairment to goodwill of approximately $268.1 million. In addition, due to the triggering events associated with its reassessment of goodwill, the Company performed a recoverability test on its asset groupings and determined that the fair values of certain customer-related intangible assets were below their carrying values. As such, the Company recorded an impairment charge of $36.4 million to its intangible assets. See Note 4 for further detail. Management will continue to monitor and evaluate the factors underlying the fair market value of acquired businesses and long-lived assets to determine if further assessments are necessary and will take any additional impairment charges required.
Commodity Prices. The Company’s business is dependent on continued natural gas production and the availability and development of reserves in its areas of operation. Low prices for natural gas and natural gas liquids could adversely affect development of additional reserves and production that is accessible by EQM’s pipeline and storage assets, which would also negatively affect EQM’s water services business. The Henry Hub natural gas price has ranged from $2.02 per MMbtu to $4.25 per MMbtu between January 1, 2019 and September 30, 2019, and the natural gas forward strip price has trended downwards during the first nine months of 2019 and is expected to remain depressed for several years. Further, market prices for natural gas in the Appalachian Basin continue to be lower than Henry Hub natural gas prices. Lower natural gas prices have caused producers to determine to reduce their rig count or otherwise take actions to slow production growth and/or reduce production, which in turn reduces the demand for, and usage of, EQM’s services, including water services, and a sustained period of depressed natural gas prices could cause producers in EQM's areas of operation to take further actions to reduce natural gas supply in the future. EQM’s customers, including EQT, have announced reductions in their capital spending and may announce lower capital spending in the future based on commodity prices, access to capital or other factors. On October 31, 2019, EQT announced preliminary 2020 financial guidance, including projected capital expenditures of $1.3 billion to $1.4 billion for 2020, which represents an approximately 23% decrease in capital expenditures compared to EQT's projected 2019 capital expenditures. Longer-term price declines could have an adverse effect on customer creditworthiness and related ability to pay firm reservation fees under long-term contracts and/or affect activity levels and, accordingly, volumetric-based fees which could affect the Company's results of operations, liquidity or financial position. Many of EQM’s customers have entered into long-term firm transmission and gathering contracts or contracts with MVCs on EQM's systems. However, approximately 48.3% of EQM’s gathering revenues and 6.1% of EQM’s transmission revenues for the third quarter of 2019 were from volumetric-based fee revenues. Additionally, EQM’s water service agreements are volumetric in nature. For more information see “Any significant decrease in production of natural gas in EQM’s areas of operation could adversely affect its business and operating results and reduce its cash available to make distributions" included in Item 1A, "Risk Factors - Risks Related to EQM's Business" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
EQT Change of Control. At EQT’s annual meeting held on July 10, 2019, EQT’s shareholders elected 12 individuals to the Board of Directors of EQT (EQT Board), seven of whom were nominated by a group led by Toby Z. Rice (the Rice Group), and five of whom were nominated by the EQT Board and recommended by the Rice Group. The EQT Board subsequently made certain executive changes, including appointing Toby Z. Rice as the President and Chief Executive Officer of EQT. EQT is Equitrans Midstream’s largest customer, accounting for approximately 70.1% of EQM’s revenues for the nine months ended September 30, 2019.
Equitrans Midstream cannot predict the potential financial, operational or other effects on it of future actions taken by EQT’s new leadership team, including any changes to EQT’s drilling and production schedule or business strategy or actions affecting EQT’s credit ratings or personnel, or dispositions of assets by EQT, including the shares of Equitrans Midstream's common stock held by EQT, and the timing of any such changes, actions or dispositions. The election of EQT’s directors constituted a change in control of EQT pursuant to EQT’s 2014 Long-Term Incentive Plan and related awards. Under the Employee Matters Agreement, with respect to the vesting of Equitrans Midstream awards held by certain persons, including persons employed by EQT immediately after the Separation, a change in control of EQT is treated as a change in control of Equitrans Midstream for certain EQT employees. Additionally, employment with EQT is treated as employment with Equitrans Midstream for purposes of Equitrans Midstream awards. Accordingly, the change in control of EQT and related terminations of EQT personnel have resulted, and further terminations may result, in accelerated vesting of Equitrans Midstream time-based awards held by, and payouts by Equitrans Midstream to, qualifying EQT employees.
Potential Future Impairments. During the third quarter of 2019, the Company recognized an impairment to goodwill of approximately $268.1 million (inclusive of impairment charges to deferred taxes associated with such impairments), including

$168.9 million and $99.2 million associated with its RMP PA Gas Gathering reporting unit and Eureka/Hornet reporting unit, respectively. In addition, the Company recognized a $36.4 million impairment related to certain Hornet-related intangible assets during the third quarter of 2019. See Note 4 for additional information. On October 31, 2019, EQT announced preliminary 2020 financial guidance, including projected total production sales volumes of 1,450 Bcfe to 1,500 Bcfe for 2020, compared to 1,490 Bcfe to 1,510 Bcfe projected for 2019. EQT also announced projected capital expenditures of $1.3 billion to $1.4 billion for 2020, which represents an approximately 23% decrease in capital expenditures compared to EQT’s projected 2019 capital expenditures. Depending on the location and timing of EQT’s 2020 drilling activity, EQT’s planned reductions in its drilling and completions activity, as well as reductions in drilling and completions activity by other producers, could result in the Company recognizing future goodwill and long-lived asset impairment charges. The Company continues to receive and evaluate drilling plan information from EQT and other producers for 2020 and future years. As of the filing of this Quarterly Report on Form 10-Q, the Company cannot predict the likelihood or magnitude of any future impairment. See also “Review of our goodwill has resulted in and could result in future significant impairment charges” included in Item 1A, "Risk Factors – Risks Related to EQM's Business," in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
EQT Negotiation. The Company has engaged in discussions with EQT regarding the potential simplification of existing gathering and water services agreements. The Company cannot predict the final contractual terms, if any, which might result from such discussions or related financial, operational or other effects of any amendments to such existing agreements.
For a discussion of Equitrans Midstream's commercial relationship with EQT and related considerations, including risk factors, see Equitrans Midstream's Annual Report on Form 10-K for the year ended December 31, 2018, as updated by this and any subsequent Quarterly Report on Form 10-Q.

Capital Resources and Liquidity
The Company's principal liquidity requirements are to finance EQM's operations, EQM's capital expenditures, potential acquisitions and other strategic transactions and capital contributions to joint ventures, including the MVP Joint Venture, pay cash dividends and distributions and satisfy any indebtedness obligations. The Company's ability to meet these liquidity requirements will depend on the amount and timing of distributions received from EQM, EQM's ability to generate cash in the future and the Company's and EQM's ability to raise capital in banking, capital and other markets. The Company's available sources of liquidity include cash from quarterly cash distributions from EQM, borrowings under credit facilities and term loans, cash on hand, debt transactions and issuances of additional equity interests, including shares of the Company or limited partner interests of EQM. Pursuant to the Tax Matters Agreement (defined in Note 8 to the consolidated financial statements), the Company is subject to certain restrictions related to certain corporate actions, including restrictions related to the issuance of Company and EQM securities beyond certain thresholds as set forth in the Tax Matters Agreement. See "We and EQM may determine to forgo or be required to forgo certain transactions in order to avoid the risk of incurring material tax-related liabilities or indemnification obligations under the tax matters agreement." under "Risk Factors – Risks Related to the Separation" included in Item 1A, "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. EQM is not forecasting any public equity issuance for currently anticipated organic growth projects.
Operating Activities
Net cash flows provided by operating activities were $690.5 million for the nine months ended September 30, 2019 compared to $701.4 million for the nine months ended September 30, 2018. The decrease was primarily driven by the timing of working capital payments and higher interest payments.
Investing Activities
Net cash flows used in investing activities were $2,116.5 million for the nine months ended September 30, 2019 compared to $1,067.1 million for the nine months ended September 30, 2018. The increase in cash used was primarily attributable to the Bolt-on Acquisition, increased capital expenditures as further described in "Capital Requirements", and increased capital contributions to the MVP Joint Venture consistent with construction of the MVP and MVP Southgate projects.
Financing Activities
Net cash flows provided by financing activities were $1,285.7 million for the nine months ended September 30, 2019 compared to net cash flows provided by financing activities of $428.8 million for the nine months ended September 30, 2018. For the nine months ended September 30, 2019, the primary sources of financing cash flows were borrowings on the Company's and EQM's credit facilities, proceeds from the issuance of the term loans under the 2019 EQM Term Loan Agreement, which were used to pay down borrowings under the EQM Credit Facility, and the issuance of the Series A Preferred Units, while the primary use of financing cash flows were the net payments on the Company's and EQM's credit facility borrowings, the payment of dividends and the payment of distributions to noncontrolling interest unitholders, the purchase of EQGP common units and the payment of distributions to Series A Preferred unitholders. For the nine months ended September 30, 2018, the primary sources of financing cash flows were proceeds from credit facility borrowings and proceeds from the issuance of the EQM $2.5 Billion Senior Notes, offset by payments on credit facility borrowings, distributions to EQT, distributions paid to noncontrolling interest unitholders and payment for the remaining 25% interest in Strike Force Midstream.
Capital Requirements
The gathering, transmission and storage and water services businesses are capital intensive, requiring significant investment to develop new facilities and to maintain and upgrade existing operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Thousands)
Expansion capital expenditures (a)	$288,052	$226,078	$731,531	$587,783
Maintenance capital expenditures	13,570	14,006	32,424	29,164
Headquarters capital expenditures	1,068	11,819	6,787	11,819
Total capital expenditures (b)(c)	$302,690	$251,903	$770,742	$628,766

(a)
Expansion capital expenditures do not include capital contributions made to the MVP Joint Venture for the MVP and MVP Southgate projects of approximately $211.7 million and $263.2 million for the three months ended September 30, 2019 and 2018, respectively, and approximately $512.9 million and $446.0 million for the nine months ended September 30, 2019 and 2018, respectively.

(b)
Includes approximately $6.7 million and $17.6 million of capital expenditures related to noncontrolling interests in Eureka Midstream for the three and nine months ended September 30, 2019, respectively.

(c)
The Company accrues capital expenditures when the work has been completed but the associated bills have not been paid. Accrued capital expenditures are excluded from the statements of condensed consolidated cash flows until they are paid. See Note 6 to the condensed consolidated financial statements.

Expansion capital expenditures increased by approximately $62.0 million and $143.7 million for the three and nine months ended September 30, 2019, respectively, as compared to the three and nine months ended September 30, 2018, primarily due to increased spending on the Hammerhead project and various wellhead gathering expansion projects.
Maintenance capital expenditures decreased by approximately $0.4 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. For the nine months ended September 30, 2019, maintenance capital expenditures increased by approximately $3.3 million as compared to the nine months ended September 30, 2018, primarily as a result of additional assets in service.
For the remainder of 2019, EQM expects to make capital contributions to the MVP Joint Venture of approximately $0.2 billion to $0.3 billion (including approximately $6 million related to the MVP Southgate project), expansion capital expenditures are expected to be approximately $0.2 billion to $0.3 billion and maintenance capital expenditures are expected to be approximately $25 million, net of expected reimbursements. The Company's future capital investments may vary significantly from period to period based on the available investment opportunities and the timing of the construction of the MVP, MVP Southgate and other projects. Maintenance capital expenditures are also expected to vary quarter to quarter. The Company expects to fund future capital expenditures primarily through cash on hand, cash generated from EQM's operations, borrowings under its and its subsidiaries' credit facilities (including term loan agreements), debt transactions and issuances of additional equity interests. EQM is not forecasting any public equity issuance for currently anticipated organic growth projects.
Credit Facility Borrowings
See Note 10 to the condensed consolidated financial statements for discussion of credit facilities.
Security Ratings
The table below sets forth the credit ratings for debt instruments of the Company and EQM at September 30, 2019.

	Equitrans Midstream		EQM
	Term Loan B		Senior Notes
Rating Service	Rating	Outlook	Rating	Outlook
Moody's	Ba3	Stable	Ba1	Stable
S&P	BB	Negative	BBB-	Negative
Fitch	BB	Negative	BBB-	Negative
The Company's and EQM's credit ratings are subject to revision or withdrawal at any time by the assigning rating organization and each rating should be evaluated independently of any other rating. The Company and EQM cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a credit rating agency if, in its judgment, circumstances so warrant, including in connection with the MVP project or the creditworthiness of EQM's customers, including EQT. If any credit rating agency downgrades EQM's ratings, EQM's access to the capital markets may be limited, borrowing costs could increase, EQM may be required to provide additional credit assurances in support of commercial agreements such as joint venture agreements and, if applicable, construction contracts, the amount of which may be substantial, and the potential pool of investors and funding sources may decrease. In order to be considered investment grade, a company must be rated Baa3 or higher by Moody's, BBB- or higher by S&P, or BBB- or higher by Fitch. Anything below these ratings, including all of the Company's credit ratings and EQM's current credit rating of Ba1 by Moody's, are considered non-investment grade.
Commitments and Contingencies
In the ordinary course of business, various legal and regulatory claims and proceedings are pending or threatened against the Company and its subsidiaries, including EQM. While the amounts claimed may be substantial, the Company and EQM are unable to predict with certainty the ultimate outcome of such claims and proceedings. The Company and EQM accrue legal and other direct costs related to loss contingencies when incurred. Each of the Company and EQM, as applicable, establishes reserves whenever it believes it to be appropriate for pending matters. Furthermore, after consultation with counsel and considering available insurance, the Company believes that the ultimate outcome of any matter currently pending against it,

EQM or any of their respective subsidiaries will not materially affect its business, financial condition, results of operations, liquidity or ability to pay dividends to its shareholders. See Part II, Item 1, "Legal Proceedings" for a discussion of litigation and regulatory proceedings, including related to the MVP project.
See "The regulatory approval process for the construction of new midstream assets is challenging, and recent decisions by regulatory and judicial authorities in pending proceedings could impact EQM's or the MVP Joint Venture's ability to obtain all approvals and authorizations necessary to complete certain projects on the projected time frame or at all or EQM's ability to achieve the expected investment return on the project" under Item 1A, "Risk Factors – Risks Related to EQM's Business" in the Company's Annual Report Form on 10-K for the year ended December 31, 2018 and Item 1, "Legal Proceedings" for discussion of litigation and regulatory proceedings, including related to the MVP project.
See Note 13 to the annual consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 for further discussion of the Company's commitments and contingencies.
Off-Balance Sheet Arrangements
See Note 9 to the condensed consolidated financial statements for discussions regarding the MVP Joint Venture guarantees.
Dividend
On October 21, 2019, the Company's Board of Directors declared a cash dividend for the third quarter of 2019 of $0.45 per share payable on November 22, 2019 to shareholders of record at the close of business on November 13, 2019.
See Note 2 to the condensed consolidated financial statements for discussion of EQM distributions.
The Company expects to maintain a quarterly dividend of $0.45 per share and EQM expects to maintain a quarterly distribution of $1.160 per common unit at least through the in-service date of the MVP. Upon completion of MVP, the dividend and distribution growth rates will be reassessed.
Critical Accounting Policies and Estimates
The Company's critical accounting policies are described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on February 14, 2019. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to the Company's condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for the period ended September 30, 2019. The application of the Company's critical accounting policies may require management to make judgments and estimates about the amounts reflected in the consolidated financial statements. Management uses historical experience and all available information to make these estimates and judgments. Different amounts could be reported using different assumptions and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Changes in interest rates affect the amount of interest the Company earns on cash, cash equivalents and short-term investments and the interest rates the Company, EQM and Eureka pay on borrowings under their respective credit facilities and term loans, as applicable. The Equitrans Midstream Credit Facility and ETRN Term Loan Credit Agreement (each defined in Note 10 to the financial statements) both have variable interest rates and thus expose the Company to fluctuations in market interest rates, which can affect the Company's results of operations and liquidity. The 2019 EQM Term Loan Agreement, EQM's credit facility and the Eureka Credit Facility also provide for variable interest rates and thus expose EQM to fluctuations in market interest rates, which can affect EQM's, and therefore the Company's, results of operations and liquidity, including the amount of cash EQM has available to make quarterly cash distributions to its unitholders, including the Company. Changes in interest rates may affect the distribution rate payable on EQM's Series A Preferred Units after the twentieth distribution period, which could affect the amount of cash EQM has available to make quarterly cash distributions to its other unitholders, including the Company. EQM's senior notes are fixed rate and thus do not expose the Company to fluctuations in market interest rates. Changes in interest rates do affect the fair value of EQM's fixed rate debt. See Notes 10 and 11 to the consolidated financial statements for discussion of debt and fair value measurements, respectively. The Company, EQM and Eureka may from time to time hedge the interest on portions of borrowings under their respective credit facilities and term loans, as applicable, in order to manage risks associated with floating interest rates.
Credit Risk. The Company is exposed to credit risk, which is the risk that it may incur a loss if a counterparty fails to perform under a contract. The Company actively manages its exposure to credit risk associated with customers through credit analysis, credit approval and monitoring procedures. For certain transactions, the Company requests letters of credit, cash collateral, prepayments or guarantees as forms of credit support. Equitrans, L.P.'s FERC tariffs require tariff customers that do not meet specified credit standards to provide three months of credit support; however, the Company is exposed to credit risk beyond this three-month period when its tariffs do not require its customers to provide additional credit support. For some of the Company's more recent long-term contracts associated with system expansions, it has entered into negotiated credit agreements that provide for enhanced forms of credit support if certain credit standards are not met. The Company has historically experienced only minimal credit losses in connection with its receivables. For the nine months ended September 30, 2019, approximately 78% of revenues were from affiliates of investment grade companies. The Company is exposed to the credit risk of its customers, including EQT, its largest customer. However, EQT has guaranteed the payment obligations of certain of its subsidiaries, up to a maximum amount of $115 million, $50 million and $30 million related to gathering, transmission and water services, respectively, across all applicable contracts, for the benefit of the subsidiaries of the Company providing such services. See Note 12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018 for further discussion of the Company's exposure to credit risk.
At September 30, 2019, EQT's public debt had an investment grade credit rating. During the third quarter of 2019, Moody's, S&P and Fitch each changed EQT's credit rating outlook to negative from stable. See also "EQT Change of Control" under "Outlook" in Part I, Item 2, "Management Discussion and Analysis of Financial Condition and Results of Operations."
Commodity Prices. The Company's business is dependent on continued natural gas production and the availability and development of reserves in its areas of operation. Low prices for natural gas, including those resulting from regional basis differentials, could adversely affect development of additional reserves and production that is accessible by the Company's pipeline and storage assets, or result in lower drilling activity, which would decrease demand for the Company's services, including its water services. Lower regional natural gas prices could cause producers to determine in the future that drilling activities in areas outside of the Company's current areas of operation are strategically more attractive to them. The Company's customers, including EQT, have announced reductions in their capital spending and may announce lower capital spending in the future based on commodity prices, access to capital or other factors. Unless the Company is successful in attracting and retaining new customers, the Company's ability to maintain or increase the capacity subscribed and volumes transported under service arrangements on its transmission and storage system, the volumes gathered on its gathering systems, or the volumes of water provided by its water service business will be dependent on receiving consistent or increasing commitments from its existing customers, including EQT. While EQT has dedicated acreage to the Company and has entered into long-term firm transmission and gathering contracts on the Company's systems, EQT may determine in the future that drilling in the Company's areas of operations is not economical or that drilling in areas outside of the Company's current areas of operations is strategically more attractive to it. EQT is under no contractual obligation to continue to develop its acreage dedicated to the Company.
The Company's cash flow profile is underpinned by both firm reservation fee revenues and volumetric-based fees, with greater than 50% of its revenue for the three and nine months ended September 30, 2019 generated by firm reservation fee revenues. Accordingly, the Company believes that the effect of short- and medium-term declines in volumes of gas produced, gathered, transported or stored on its systems may be mitigated because firm reservation fee revenues are paid regardless of volumes supplied to the system by customers. See "EQM's exposure to direct commodity price risk may increase in the future," under Item 1A, "Risk Factors - Risks Related to EQM's Business" in the Company's Annual Report on Form 10-K for the year ended

December 31, 2018. Longer-term price declines could have an adverse effect on customer creditworthiness and related ability to pay firm reservation fees under long-term contracts and/or affect activity levels and accordingly volumetric-based fees which could affect the Company's results of operations, liquidity or financial position. Significant declines in gas production in the Company's areas of operations would adversely affect the Company's growth potential.
Other Market Risks. The Equitrans Midstream Credit Facility is underwritten by a syndicate of nine financial institutions, each of which is obligated to fund its pro rata portion of any borrowings by the Company. Each lender of the financial institutions in the syndicate holds 11% of the facility. EQM's Credit Facility is underwritten by a syndicate of 21 financial institutions, each of which is obligated to fund its pro rata portion of any borrowings by EQM. No one lender of the financial institutions in the syndicate holds more than 10% of the facility. The EQM 2019 Term Loan Agreement loans are underwritten by a syndicate of eight financial institutions, two of which have commitments of approximately 16% of such facility and the other lenders each have approximately 11%. Although there is overlap within syndicate groups, the Company's and EQM's large syndicate groups and relatively low percentage of participation by each lender is expected to limit the Company's and EQM's exposure to disruption or consolidation in the banking industry.
The Eureka Credit Facility is underwritten by a syndicate of 14 financial institutions, each of which is obligated to fund its pro-rata portion of any borrowings by Eureka. Only one lender of the financial institutions in the syndicate holds more than 10% of the facility (approximately 13% held by ABN AMRO Capital USA LLC). Eureka's large syndicate group and relatively low percentage of participation by each lender is expected to limit Eureka's exposure to disruption or consolidation in the banking industry.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer, an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was conducted as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
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
Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Environmental Proceedings

Administrative Order, Swarts Storage Field, Greene County, PA. On December 26, 2018, EQM received an administrative order from the Pennsylvania Department of Environmental Protection (PADEP) alleging non-compliance with certain regulations and failure to submit required information regarding encroaching mining operations in the storage field and authorizing the PADEP to shut down the storage field. EQM believes that it has substantially complied with the regulations, has complied with the PADEP information requests, and objects to the factual foundations of the administrative order. On January 10, 2019, the PADEP issued a letter suspending the portion of the administrative order that purported to authorize the PADEP to shut down the storage field. On January 25, 2019, EQM filed an administrative appeal on the PADEP's order to preserve its rights in any future proceedings. On October 29, 2019, EQM and PADEP finalized the terms of a consent order and have resolved all outstanding issues, including the dismissal of the appeal. The resolution included payment of a $0.65 million penalty and an agreement for additional administrative reporting requirements related to this storage field arising from the pending mining operations.

Pennsylvania DEP Consent Order, Mako Consent Order: During the third quarter of 2019, the PADEP tendered a proposed consent order to settle multiple notices of violations (NOVs) issued to EQM in September 2016 for erosion and sedimentation violations, as well as failure to comply with the conditions of EQM’s Erosion and Sediment Control General Permit. EQM is continuing negotiations and anticipates a resolution in the fourth quarter of 2019. The Company expects that this matter could result in monetary penalties in excess of $100,000, but does not believe that if imposed the payments will have a material impact on the financial condition, results of operations or liquidity of the Company or EQM.

Pennsylvania DEP Consent Assessment of Civil Penalty, Fresh Water Withdraw System: During the third quarter of 2019, the PADEP issued a draft Consent of Assessment of Civil Penalty to EQM, citing a failure to report monthly and total withdraws from certain freshwater sources, failure to register a source, and failure to maintain a source/tap. EQM has implemented corrective actions including registration of all water sources and installation of equipment to prevent non-compliance events. EQM is continuing negotiations and anticipates a resolution in the fourth quarter of 2019. The Company expects that this matter could result in monetary penalties in excess of $100,000, but does not believe that if imposed the payments will have a material impact on the financial condition, results of operations or liquidity of the Company or EQM.

Ohio Environmental Protection Agency Notice of Violation, Third-Party Dehydration Facilities: On August 23, 2019, the Ohio Environmental Protection Agency (OEPA) issued an NOV to EQM, stating that fourteen dehydration facilities are operating without required air permits. EQM contests liability and the applicability of OEPA’s assessment. EQM is continuing negotiations and anticipates a resolution in the fourth quarter of 2019. The Company expects that this matter will be resolved in its favor. If not, this matter could result in monetary penalties in excess of $100,000, but does not believe that if imposed the payments will have a material impact on the financial condition, results of operations or liquidity of the Company or EQM.
MVP Matters
The MVP Joint Venture is currently defending certain agency actions and judicial challenges to the MVP that must be resolved favorably before the project can be completed, including the following:

•
Sierra Club, et al. v. U.S. Army Corps of Engineers, et al., consolidated under Case No. 18-1173, Fourth Circuit Court of Appeals (Fourth Circuit). In February 2018, the Sierra Club filed a lawsuit in the Fourth Circuit against the U.S. Army Corps of Engineers (the U.S. Army Corps). The lawsuit challenges the verification by the Huntington District of the U.S. Army Corps that Nationwide Permit 12, which generally authorizes discharges of dredge or fill material into waters of the United States and the construction of pipelines across such waters under Section 404 of the Clean Water

Act, could be utilized in the Huntington District (which covers all but the northernmost area of West Virginia) for the MVP project. The crux of Sierra Club's position was that the MVP Joint Venture, pursuant to its FERC license, planned to use a certain methodology (dry open cut creek crossing methodology) to construct the pipeline across streams in West Virginia that would take considerably longer than the 72 hours allowed for such activities pursuant to the terms of West Virginia's Clean Water Act Section 401 certification for Nationwide Permit 12. A three-judge panel of the Fourth Circuit agreed with the Sierra Club and on October 2, 2018, issued a preliminary order stopping the construction in West Virginia of that portion of the pipeline that is subject to Nationwide Permit 12. Following the issuance of the court's preliminary order, the U.S. Army Corps' Pittsburgh District (which had also verified use of Nationwide Permit 12 by MVP in the northern corner of West Virginia) suspended its verification that allowed the MVP Joint Venture to use Nationwide Permit 12 for stream and wetlands crossings in northern West Virginia. On November 27, 2018, the Fourth Circuit panel issued its final decision vacating the Huntington District's verification of the use of Nationwide Permit 12 in West Virginia. West Virginia subsequently revised its Section 401 certification for Nationwide Permit 12, however, unless and until the U.S. Army Corps Huntington and Pittsburgh Districts re-verify the MVP Joint Venture's use of Nationwide Permit 12, or the MVP Joint Venture secures an individual Section 404 permit with the concurrence of both Districts, the MVP Joint Venture cannot perform any construction activities in any streams and wetlands in West Virginia. The administrative proceeding described below is addressing the issues raised by the court.

•
WVDEP Rulemaking Proceedings - Section 401 Nationwide Permit. On April 13, 2017, the West Virginia Department of Environmental Protection (WVDEP) issued a 401 Water Quality Certification for the U.S. Army Corps Nationwide Permits. In August 2018, the WVDEP initiated an administrative process to revise this certification and requested public comment to, among other things, specifically revise the 72-hour limit for stream crossings noted as problematic by the Fourth Circuit as well as other conditions. The WVDEP issued a new notice and comment period for further modifications of the 401 certification. On April 24, 2019, the WVDEP submitted the modification to the United States Environmental Protection Agency (the EPA) for approval (since the WVDEP is also required to obtain the EPA's agreement to the modified 401 certification) and provided notice to the U.S. Army Corps. The EPA's agreement to the WVDEP's modification of its water quality certification was received in August 2019 and, accordingly, the MVP Joint Venture anticipates that it will once again secure from the U.S. Army Corps Districts within West Virginia verification that its activities, including stream crossings, may proceed under Nationwide Permit 12 as re-certified by the WVDEP. The MVP Joint Venture is targeting reverification to occur during the fourth quarter of 2019. However, the MVP Joint Venture cannot guarantee that the WVDEP's action will not be challenged or that the U.S. Army Corps Districts will act promptly or be deemed to have acted properly if challenged, in which case reverification may be delayed past the fourth quarter of 2019.

•
Sierra Club, et al. v. U.S. Army Corps of Engineers et al., Case No. 18-1713, Fourth Circuit Court of Appeals. In June 2018, the Sierra Club filed a second petition in the Fourth Circuit against the U.S. Army Corps, seeking review and a stay of the U.S. Army Corps Norfolk District's decision to verify the MVP Joint Venture's use of Nationwide Permit 12 for stream crossings in Virginia. The Fourth Circuit denied the Sierra Club's request for a stay on August 28, 2018. On October 5, 2018, the U.S. Army Corps' Norfolk District suspended its verification under Nationwide Permit 12 for stream crossings in Virginia pending the resolution of the West Virginia proceedings outlined above. On December 10, 2018, the U.S. Army Corps filed a motion to place the case in abeyance which the court granted on January 9, 2019. Until the U.S. Army Corps lifts its suspension, the MVP Joint Venture cannot perform any construction activities in any streams and wetlands in Virginia. Once the Huntington and Pittsburgh District issues are resolved as discussed above, the Norfolk District will be in the position to consider lifting the suspension of the verification for the MVP Joint Venture's use of Nationwide Permit 12.

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

•
Challenges to FERC Certificate, Court of Appeals for the District of Columbia Circuit (DC Circuit). Multiple parties have sought judicial review of the FERC's order issuing a certificate of convenience and necessity to the MVP Joint Venture and/or the exercise by the MVP Joint Venture of eminent domain authority. There are multiple consolidated petitions before the DC Circuit seeking direct review of the FERC order under the Natural Gas Act in Appalachian Voices, et al. v. FERC, et al., consolidated under Case No. 17-1271. Those petitioners requested a stay of the FERC's order pending the resolution of the petitions, which the FERC and the MVP Joint Venture opposed. The DC Circuit denied the request for a stay on August 30, 2018. On February 19, 2019, the DC Circuit issued an order rejecting the challenges to the FERC’s order issuing a certificate of convenience and necessity to the MVP Joint Venture and certain challenges to the exercise by MVP of eminent domain authority. No petitions for rehearing or petitions for rehearing en banc were filed by the April 5, 2019 deadline. The mandate was issued on April 17, 2019. Another group of parties filed a complaint in the U.S. District Court for the District of Columbia asserting that the FERC's order issuing certificates is unlawful on constitutional and other grounds in Bold Alliance, et al. v. FERC, et al., Case No. 1:17-cv-01822-RJL. The district court plaintiffs seek declaratory relief as well as an injunction preventing the MVP Joint Venture from developing its project or exercising eminent domain authority. In December 2017 and January 2018, the FERC and the MVP Joint Venture, respectively, moved to dismiss the petitions for lack of subject matter jurisdiction. The court granted the motion and dismissed plaintiff's complaint on September 28, 2018. On October 26, 2018, plaintiffs appealed to the DC Circuit in Bold Alliance, et al. v. FERC, et al., Case No. 18-5322. On December 3, 2018, the FERC, as appellee, filed a joint motion with the appellants to hold Case No. 18-5322 in abeyance pending completion of the ongoing appeals of the final agency orders related to the MVP certificate in consolidated Case No. 17-1271 and Atlantic Coast Pipeline’s (ACP) certificate. The MVP Joint Venture filed a motion to dismiss the case as to some of the plaintiffs. On February 15, 2019, the DC Circuit entered an order holding this appeal in abeyance pending rulings on the appeals from the FERC proceedings. If this challenge were successful, it could result in the MVP Joint Venture's certificate of convenience and necessity being vacated and/or additional proceedings before the FERC, the outcome of which EQM cannot predict.

•
Mountain Valley Pipeline, LLC v. 6.56 Acres of Land et al., Case No. 18-1159, Fourth Circuit Court of Appeals. Several landowners have filed challenges in various U.S. District Courts to the condemnation proceedings by which the MVP Joint Venture obtained access to their property. In each case, the district court found that the MVP Joint Venture was entitled to immediate possession of the easements, and the landowners appealed to the Fourth Circuit. The Fourth Circuit consolidated these cases and held oral argument in September 2018. On February 5, 2019, the Fourth Circuit issued an opinion affirming the decisions of the U.S. District Courts granting the MVP Joint Venture immediate access for construction of the pipeline. On March 15, 2019, the Fourth Circuit issued another opinion finding that the MVP Joint Venture did not have to condemn the interest of coal owners, nor are coal owners entitled to assert claims in the condemnation proceedings for lost coal on tracts for which they do not own a surface interest being condemned. On July 3, 2019, a group of landowners filed a writ of certiorari with the United States Supreme Court related to the Fourth Circuit’s ruling on immediate access. On October 7, 2019, the Supreme Court denied the landowners' petition.

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

•
WVDEP Consent Order. On March 19, 2019, the WVDEP issued twenty-six NOVs to the MVP Joint Venture for various construction and sediment and erosion control issues in 2018. The MVP Joint Venture and WVDEP reached a settlement agreement which was documented as an administrative consent order for the MVP Joint Venture to pay $0.3 million in penalties. The consent order was executed by the WVDEP in September 2019. In addition to payment of assessed penalties in the amount of $0.3 million, the MVP Joint Venture was required to submit a corrective action plan to resolve any outstanding permit compliance matters. WVDEP executed the consent order on September 5, 2019 after a public comment period. The MVP Joint Venture has addressed all corrective actions and remediation necessary to address the NOVs subject to the consent order.

•
Sierra Club et al. v. U.S. Dep’t of Interior et al., Case No. 18-1082, Fourth Circuit Court of Appeals. On August 6, 2018, the Fourth Circuit held that National Park Service (NPS) acted arbitrarily and capriciously in granting the ACP a right-of-way permit across the Blue Ridge Parkway. Specifically, the Fourth Circuit found that the permit cited the wrong source of legal authority and the NPS failed to make a “threshold determination that granting the right-of-way is ‘not inconsistent with the use of such lands for parkway purposes’ and the overall National Park System to which it belongs.” Even though the MVP Joint Venture is not named in the ACP litigation, the MVP route crosses the Blue Ridge Parkway roughly midway between mileposts 246 and 247 of the pipeline route and implicates some the same deficiencies addressed by the court. The MVP Joint Venture elected to request that the NPS temporarily suspend its Blue Ridge Parkway permit until the deficiencies identified in the ACP litigation are resolved. While the MVP and ACP rights-of-way share some of the same regulatory issues, unlike ACP the portion of the MVP pipeline that crosses the Blue Ridge Parkway is completely constructed. NPS granted the MVP Joint Venture the ability to continue final restoration efforts on that portion of the pipeline during the course of the suspended permit. The MVP Joint Venture is working with the NPS to address MVP-related right-of-way issues.

•
Wild Virginia et al. v. United States Department of the Interior; Case No. CP16-10-000. Petitioners filed a petition in the Fourth Circuit Court of Appeals to challenge MVP’s Biological Opinion and Incidental Take Statement issued by the Department of the Interior’s Fish and Wildlife Service (FWS) which was approved in November 2017 (BiOp). Petitioners also requested a stay of the application of MVP’s BiOp during the pendency of the court case. FWS subsequently requested that the Court approve a stay of the litigation until January 11, 2020. On August 15, 2019, the MVP Joint Venture submitted a project-wide voluntary suspension of construction activities that pose a risk of incidental take, based on the BiOp. On October 11, 2019, the Fourth Circuit issued an order approving the stay of the BiOp and held the litigation in abeyance until January 11, 2020 pending re-consultation between FWS and the FERC regarding FWS’s review of the BiOp. In response to the Fourth Circuit's order, on October 15, 2019, the FERC issued an order to the MVP Joint Venture to cease all forward-construction progress. Subsequently, the FERC authorized certain limited construction activities to resume.

Other Proceedings that May Affect the MVP Project

•
Cowpasture River Preservation Association, et al. v. U.S. Forest Service, et al., Case No. 18-1144, Fourth Circuit Court of Appeals. On December 13, 2018, in an unrelated case involving the ACP, the Fourth Circuit held that the USFS, which is part of the Department of Agriculture, lacked the authority to grant rights-of-way for oil and gas pipelines to cross the Appalachian Trail. Although the MVP Joint Venture obtained its grant to cross the Appalachian Trail from the BLM, a part of the Department of Interior, the rationale of the Fourth Circuit's opinion could apply to the BLM as well. On February 25, 2019, the Fourth Circuit denied ACP’s petition for en banc rehearing. The federal government and ACP filed petitions to the United States Supreme Court on June 26, 2019 seeking judicial review of the Fourth Circuit's decision. On October 4, 2019, the Supreme Court formally accepted the Petitioners' writ of certiorari and the Company anticipates that the case will be fully briefed during the fourth quarter of 2019 and an oral argument scheduled during the first quarter of 2020. The MVP Joint Venture is continuing to pursue multiple options to address the Appalachian Trail issue, including but not limited to, administrative, regulatory and legislative options.

•
Grand Jury Subpoena. On January 7, 2019, the MVP Joint Venture received a letter from the U.S. Attorney's Office for the Western District of Virginia stating that it and the EPA are investigating potential criminal and/or civil violations of the Clean Water Act and other federal statutes as they relate to the construction of the MVP. The January 7, 2019 letter requested that the MVP Joint Venture and its members, contractors, suppliers and other entities involved in the construction of the MVP preserve documents related to the MVP generated from September 1, 2018 to the present. In a telephone call on February 4, 2019, the U.S. Attorney's Office confirmed that it has opened a criminal investigation. On February 11, 2019, the MVP Joint Venture received a grand jury subpoena from the U.S. Attorney's Office for the Western District of Virginia requesting certain documents related to the MVP from August 1, 2018 to the present. The MVP Joint Venture is complying with the letter and subpoena but cannot predict whether any action will ultimately be brought by the U.S. Attorney's Office or what the outcome of such an action would be. The MVP Joint Venture began a rolling production of documents responsive to the subpoena after the U.S. Attorney’s office narrowed its subpoena inquiry to five farms in Virginia containing twenty streams or wetlands.

•
Paylor et al. v. Mountain Valley Pipeline, LLC, Case No. CL18-4874-00, Circuit Court of Henrico County. On December 7, 2018, the Virginia Department of Environmental Quality and the State Water Control Board (the Plaintiffs) filed a lawsuit against the MVP Joint Venture in the Circuit Court of Henrico County alleging violations of Virginia's State Water Control Law, Water Resources and Wetlands Protection Program, and Water Protection Permit Program Regulations at sites in Craig, Franklin, Giles, Montgomery and Roanoke Counties, Virginia. On October 11, 2019, the Plaintiffs issued a consent decree to the MVP Joint Venture. As part of the consent decree, the MVP Joint Venture would agree to court-supervised compliance with environmental laws and third-party monitoring of erosion controls. The MVP Joint Venture would also agree to pay $2.15 million in penalties. A 30-day public comment period will be held before the consent decree is submitted for approval to Henrico County Circuit Court.

For additional information on legal proceedings, see "Legal Proceedings" in Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2018, as may be updated by Part II, Item 1 of any subsequent Quarterly Reports on Form 10-Q.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, as supplemented by risk factors disclosed in the Company's Quarterly Reports on Form 10-Q filed subsequent to that Annual Report.

Item 6. Exhibits

Exhibit No.	Document Description	Method of Filing
3.1	Second Amended and Restated Bylaws of Equitrans Midstream Corporation.	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 10, 2019.
3.2	Fourth Amended and Restated Agreement of Limited Partnership of EQM Midstream Partners, LP, dated as of April 10, 2019.	Filed herewith as Exhibit 3.2.
3.3	First Amendment to Fourth Amended and Restated Agreement of Limited Partnership of EQM Midstream Partners, LP, dated as of October 9, 2019.	Incorporated herein by reference to Exhibit 3.1 to EQM Midstream Partners, LP’s Current Report on Form 8-K (#001-35574) filed on October 10, 2019.
3.4	Amended and Restated Certificate of Limited Partnership of EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP), dated as of October 9, 2019.	Incorporated herein by reference to Exhibit 3.2 to EQM Midstream Partners, LP’s Current Report on Form 8-K (#001-35574) filed on October 10, 2019.
3.5	Second Amendment to Second Amended and Restated Limited Liability Company Agreement of EQGP Services, LLC, dated as of October 9, 2019.	Incorporated herein by reference to Exhibit 3.3 to EQM Midstream Partners, LP’s Current Report on Form 8-K (#001-35574) filed on October 10, 2019.
10.1	Term Loan Agreement, dated as of August 16, 2019, by and among EQM Midstream Partners, LP, as borrower, Toronto Dominion (Texas) LLC, as administrative agent, and the lenders party thereto.	Incorporated herein by reference to Exhibit 10.1 to EQM Midstream Partners, LP’s Form 8-K (#001-35574) filed on August 19, 2019.
10.2	Confidentiality, Non-Solicitation and Non-Competition Agreement, dated as of March 7, 2013, between EQT Corporation and Brian Pietrandrea.	Filed herewith as Exhibit 10.2.
10.3	Amendment to Confidentiality, Non-Solicitation and Non-Competition Agreement, effective as of January 1, 2014, between EQT Corporation and Brian P. Pietrandrea.	Filed herewith as Exhibit 10.3.
10.4	Second Amendment to Confidentiality, Non-Solicitation and Non-Competition Agreement, effective as of January 1, 2015, between EQT Corporation and Brian P. Pietrandrea.	Filed herewith as Exhibit 10.4.
10.5	Third Amendment to Confidentiality, Non-Solicitation and Non-Competition Agreement, effective as of August 20, 2019, between Equitrans Midstream Corporation and Brian P. Pietrandrea.	Filed herewith as Exhibit 10.5.
31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith as Exhibit 31.1.
31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith as Exhibit 31.2.
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Furnished herewith as Exhibit 32.
101	Inline Interactive Data File.	Filed herewith as Exhibit 101.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith as Exhibit 104.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equitrans Midstream Corporation
(Registrant)

By:	/s/ Kirk R. Oliver
Kirk R. Oliver
Senior Vice President and Chief Financial Officer

Date:  November 5, 2019