Form 10-K
period 2019-12-31
Equitrans Midstream Corp
filed 2020-02-27
CIK 1747009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

or

FOR THE TRANSITION PERIOD FROM ___________ TO __________

COMMISSION FILE NUMBER	001-38629

EQUITRANS MIDSTREAM CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania	83-0516635
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2200 Energy Drive, Canonsburg, Pennsylvania     15317
(Address of principal executive offices)      (Zip code)
Registrant's telephone number, including area code: (724) 271-7600
Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, no par value	ETRN	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐   No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒		Accelerated Filer	☐	Emerging Growth Company	☐
Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of June 28, 2019: $4.0 billion
The number of shares of common stock outstanding (in thousands), as of January 31, 2020: 254,591

DOCUMENTS INCORPORATED BY REFERENCE

The Company's definitive proxy statement relating to the 2020 annual meeting of shareholders will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year ended December 31, 2019 and is incorporated by reference in Part III to the extent described therein.

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
Distribution – the distribution of 80.1% of the then outstanding shares of common stock, no par value, of Equitrans Midstream Corporation (Equitrans Midstream common stock) to EQT (as defined below) shareholders of record as of the close of business on November 1, 2018.
EQGP – EQGP Holdings, LP (formerly known as EQT GP Holdings, LP) and its subsidiaries.
EQM – EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP) (NYSE: EQM) and its subsidiaries.
EQT – EQT Corporation (NYSE: EQT) and its subsidiaries.
firm contracts – contracts for gathering, transmission, storage and water services that reserve an agreed upon amount of pipeline or storage capacity regardless of the capacity used by the customer during each month, and generally obligate the customer to pay a fixed, monthly charge.
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
Minimum volume commitments (MVC or MVCs) – contracts for gathering or water services that obligate the customer to pay for a fixed amount of volumes either monthly, annually or over the life of the contract.
Mountain Valley Pipeline (MVP) – an estimated 300 mile, 42-inch diameter natural gas interstate pipeline with a targeted capacity of 2.0 Bcf per day that will span from the Company's existing transmission and storage system in Wetzel County, West Virginia to Pittsylvania County, Virginia, providing access to the growing Southeast demand markets.
Mountain Valley Pipeline, LLC (MVP Joint Venture) – a joint venture among EQM and, as applicable, affiliates of each of NextEra Energy, Inc., Consolidated Edison, Inc. (Con Edison), AltaGas Ltd. and RGC Resources, Inc. that is constructing the MVP and the MVP Southgate.
MVP Southgate – a proposed 75-mile interstate pipeline that will extend from the MVP at Pittsylvania County, Virginia to new delivery points in Rockingham and Alamance Counties, North Carolina.
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

Preferred Interest – the preferred interest that EQM has in EQT Energy Supply, LLC (EES), a subsidiary of EQT.
Proxy Statement – the Company's definitive proxy statement relating to the 2020 annual meeting of shareholders to be filed with the Securities and Exchange Commission.
receipt point – the point where gas is received by or into a gathering system or transmission pipeline.
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
RMP – RM Partners LP (formerly known as Rice Midstream Partners LP) and its subsidiaries.
Separation – the separation of EQT's midstream business, which was composed of the separately-operated natural gas gathering, transmission and storage and water services operations of EQT (the Midstream Business), from EQT's upstream business, which was composed of the natural gas, oil and natural gas liquids development, production and sales and commercial operations of EQT, which occurred on the Separation Date.
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
Unless context otherwise requires, a reference to a “Note” herein refers to the accompanying Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

Abbreviations
ADIT – Accumulated Deferred Income Taxes
ARO – asset retirement obligations
ASU – Accounting Standards Update
CERCLA – Comprehensive Environmental Response, Compensation and Liability Act
DOT – U.S. Department of Transportation
EPA – U.S. Environmental Protection Agency
FASB – Financial Accounting Standards Board
FERC – U.S. Federal Energy Regulatory Commission
GAAP – U.S. Generally Accepted Accounting Principles
GHG – greenhouse gas
HCA - high consequence area
IDRs – incentive distribution rights
IRS – U.S. Internal Revenue Service
NAAQS – National Ambient Air Quality Standards
NGA – Natural Gas Act of 1938
NGPA – Natural Gas Policy Act of 1978
NYMEX – New York Mercantile Exchange
NYSE – New York Stock Exchange
PHMSA – Pipeline and Hazardous Materials Safety Administration of the DOT
RCRA – Resource Conservation and Recovery Act
SEC – U.S. Securities and Exchange Commission

Measurements
Btu = one British thermal unit
BBtu = billion British thermal units
Bcf = billion cubic feet
Mcf = thousand cubic feet
MMBtu = million British thermal units
MMcf = million cubic feet
MMgal = million gallons

EQUITRANS MIDSTREAM CORPORATION
Cautionary Statements
Disclosures in this Annual Report on Form 10-K contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Section 27A of the Securities Act of 1933, as amended (the Securities Act). Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as "anticipate," "estimate," "could," "would," "will," "may," "forecast," "approximate," "expect," "project," "intend," "plan," "believe" and other words of similar meaning in connection with any discussion of future operating or financial matters. Without limiting the generality of the foregoing, forward-looking statements contained in this Annual Report on Form 10-K include the matters discussed in sections "Strategy" in "Item 1. Business" and "Outlook" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and the expectations of plans, strategies, objectives, and growth and anticipated financial and operational performance of Equitrans Midstream Corporation (together with its subsidiaries, Equitrans Midstream or the Company) and EQM, including:

•	guidance regarding EQM’s gathering, transmission and storage and water service revenue and volume growth, including the anticipated effects associated with the EQT Global GGA (as defined in Note 18);

•	projected revenue (including from firm reservation fees) and expenses, and the effect on projected revenue associated with the EQT Global GGA;

•	the weighted average contract life of gathering, transmission and storage contracts;

•	infrastructure programs (including the timing, cost, capacity and sources of funding with respect to gathering, transmission and storage and water expansion projects);

•	the cost, capacity, timing of regulatory approvals, final design and targeted in-service dates of current projects;

•	the ultimate terms, partners and structure of the MVP Joint Venture and ownership interests therein;

•	expansion projects in EQM's operating areas and in areas that would provide access to new markets;

•	EQM's ability to provide produced water handling services and realize expansion opportunities and related capital avoidance;

•
Equitrans Midstream’s and EQM's ability to identify and complete acquisitions and other strategic transactions, including the proposed EQM Merger (as defined in Note 18) and joint ventures, effectively integrate transactions (including Eureka Midstream Holdings, LLC and Hornet Midstream Holdings, LLC) into Equitrans Midstream’s and EQM’s operations, and achieve synergies, system optionality and accretion associated with transactions, including through increased scale;

•
EQM's ability to access commercial opportunities and new customers for its water services business, and the timing and final terms of any definitive water services agreement between EQT and EQM related to the Water Services Letter Agreement (as defined in Note 18);

•
any further credit rating impacts associated with MVP, customer credit ratings changes, including EQT's, and defaults, acquisitions and financings and any further changes in Equitrans Midstream's and EQM's respective credit ratings;

•	the timing and amount of future issuances or repurchases of securities, including in connection with the EQM Merger and the Share Purchases (as defined in Note 18);

•	effects of conversion of EQM securities into Merger Consideration (as defined in Note 18) or ETRN Preferred Shares (as defined in Note 18), as applicable, in connection with the EQM Merger;

•	effects of seasonality;

•	expected cash flows and MVCs, including those associated with the EQT Global GGA and any definitive agreement between EQT and EQM related to the Water Services Letter Agreement;

•	capital commitments;

•
projected capital contributions and capital and operating expenditures, including the amount and timing of reimbursable capital expenditures, capital budget and sources of funds for capital expenditures;

•
dividend and distribution amounts, timing and rates, including the effect thereon of completion of the MVP project and expected changes announced in connection with the execution of the EQM Merger Agreement (as defined in Note 18);

•	the effect and outcome of pending and future litigation and regulatory proceedings;

•	changes in commodity prices and the effect of commodity prices on EQM's business;

•	liquidity and financing requirements, including sources and availability;

•	interest rates;

•
the Company's, EQM's and EQM's subsidiaries' respective abilities to service debt under, and comply with the covenants contained in, their respective credit agreements, including obtaining modifications to such covenants;

•	expectations regarding production volumes in EQM's areas of operations;

•	Equitrans Midstream’s and EQM’s abilities to achieve the anticipated benefits associated with the execution of the EQT Global GGA, the EQM Merger Agreement and related agreements;

•	the effects of government regulation; and tax status and position.
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
Any forward-looking statement speaks only as of the date on which such statement is made and Equitrans Midstream does not intend to correct or update any forward-looking statement, unless required by securities law, whether as a result of new information, future events or otherwise.
Management believes the assumptions underlying the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" are reasonable; however, as organizational structure and strategic focus dictate expenses incurred, the financial statements may not include all expenses that would have been incurred had the Company existed as a standalone, publicly traded company for the entirety of the three years ended December 31, 2019. Similarly, the financial statements may not reflect the results of operations, financial position and cash flows had the Company existed as a standalone, publicly traded company for the entirety of the periods presented.

PART I
Item 1.        Business
Overview of the Company
Equitrans Midstream, is one of the largest natural gas gatherers in the U.S. and holds a significant transmission footprint in the Appalachian Basin.
Equitrans Midstream, a Pennsylvania corporation, became an independent, publicly traded company on November 12, 2018, as explained below under "The Separation."
The Separation
On November 12, 2018, Equitrans Midstream entered into a separation and distribution agreement (the Separation and Distribution Agreement) with EQT and, for certain limited purposes, EQT Production Company, a wholly-owned subsidiary of EQT, pursuant to which, EQT separated its Midstream Business from its upstream business by transferring the assets and liabilities of the Midstream Business to the Company, and distributed 80.1% of the then outstanding shares of common stock, no par value, of Equitrans Midstream (Equitrans Midstream common stock) to EQT shareholders of record as of the close of business on November 1, 2018. The Distribution was effective at 11:59 p.m., Eastern Time, on November 12, 2018 (the Separation Date). EQT retained the remaining 19.9% of the outstanding shares in Equitrans Midstream (the Retained Interest).
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
The Company's assets, liabilities and results of operations also include the legacy assets of Rice Midstream Holdings LLC (Rice Midstream Holdings). EQT obtained control of Rice Midstream Holdings through the Rice Merger. The operations of Rice Midstream Holdings were primarily conducted through RMP, Rice West Virginia Midstream LLC (now known as EQM West Virginia Midstream LLC) (EQM West Virginia), Rice Olympus Midstream LLC (now known as EQM Olympus Midstream LLC) (EQM Olympus) and Strike Force Midstream Holdings LLC (Strike Force Holdings). At the Rice Merger Date, Strike Force Holdings owned 75% of the outstanding limited liability company interests in Strike Force Midstream LLC (Strike Force Midstream). Rice Midstream Holdings, through its wholly-owned, indirect subsidiary Rice Midstream GP Holdings LP (RMGP), owned Rice Midstream Management LLC (now known as EQM Midstream Management LLC), RMP's general partner (the RMP General Partner), as well as limited partner interests and all of the IDRs in RMP. Rice Midstream Holdings controlled the RMP General Partner and therefore consolidated the results of RMP. In 2018, EQM obtained control of the operating entities of Rice Midstream Holdings through the following transactions:

•
On April 25, 2018, EQM, RMP and certain of their affiliates entered into an agreement and plan of merger, pursuant to which EQM acquired RMP and the RMP General Partner (the EQM-RMP Mergers). The EQM-RMP Mergers closed on July 23, 2018.

•
On May 1, 2018, EQM acquired the remaining outstanding limited liability company interests in Strike Force Midstream from Gulfport Midstream Holdings, LLC (Gulfport Midstream), an affiliate of Gulfport Energy Corporation, in exchange for $175 million in cash (the Gulfport Transaction). As a result, EQM indirectly owns 100% of Strike Force Midstream.

•
On May 22, 2018, EQM, through its wholly-owned subsidiary EQM Gathering Holdings, LLC (EQM Gathering), acquired all the outstanding limited liability company interests in each of EQM West Virginia, EQM Olympus and Strike Force Holdings (collectively the Drop-Down Entities) pursuant to the terms of a contribution and sale agreement dated as of April 25, 2018 by and among EQM, EQM Gathering, EQT and Rice Midstream Holdings, in exchange for an aggregate of 5,889,282 common units representing limited partner interests in EQM (EQM common units) and cash consideration of $1.15 billion, plus working capital adjustments (the Drop-Down Transaction). As a result of the closing of the Drop-Down Transaction, effective May 1, 2018, the Drop-Down Entities and Strike Force Midstream became indirect, wholly-owned subsidiaries of EQM.

The Company's Post-Separation Relationship with EQT
The Company and EQT are separate companies with separate management teams and separate boards of directors. However, due to the Retained Interest held by EQT as of December 31, 2019, the Company and EQT remain related parties. In connection with the Separation and Distribution, the Company and EQT executed the Separation and Distribution Agreement and various other agreements, including a tax matters agreement, an employee matters agreement and a shareholder and registration rights agreement, to effect the Separation and provide a framework for their relationship after the Separation. These agreements provided for the identification and transfer of the Midstream Business' assets, employees, liabilities and obligations (including investments, property, plant and equipment, employee benefits and tax-related assets and liabilities) to the Company and govern the relationship between the Company and EQT subsequent to the Separation.
EQGP Unit Purchases
On November 29, 2018, the Company entered into written agreements (the Unit Purchase Agreements) with (i) funds managed by Neuberger Berman Investment Adviser LP, pursuant to which the Company acquired 5,842,704 common units representing limited partner interests in EQGP (EQGP common units) for $20.00 per EQGP common unit (the Purchase Price), (ii) funds managed by Goldman Sachs Asset Management, L.P., pursuant to which the Company acquired 1,865,020 EQGP common units for the Purchase Price, (iii) funds managed by Cushing Asset Management, LP, pursuant to which the Company acquired 920,130 EQGP common units for the Purchase Price, (iv) funds managed by Kayne Anderson Capital Advisors, L.P., pursuant to which the Company acquired 1,363,974 EQGP common units for the Purchase Price, and (v) ZP Energy Fund, L.P., pursuant to which the Company acquired 5,372,593 EQGP common units for the Purchase Price (collectively, the Initial EQGP Unit Purchases).
On December 31, 2018, the Company closed on the acquisition of an aggregate 14,560,281 EQGP common units pursuant to certain Unit Purchase Agreements (the Initial Unit Purchase Closing) for an aggregate purchase price of $291.2 million.
On January 2, 2019 and January 3, 2019, the Company closed on the acquisition of the remaining 804,140 EQGP common units that the Company did not purchase on December 31, 2018, pursuant to the Unit Purchase Agreements for an aggregate purchase price of $16.1 million (together with the Initial Unit Purchase Closing on December 31, 2018, the EQGP Unit Purchases).
As a result of the EQGP Unit Purchases, as of January 3, 2019, the Company owned 291,373,187 common units, representing an approximate 96.3% limited partner interest, and the entire non-economic general partner interest, in EQGP.
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
In connection with the completion of the EQGP Buyout on January 10, 2019, certain non-employee members of the Board of Directors of EQGP's general partner stepped down from their roles and were paid $20.00 for each EQGP phantom unit that they held, which was, in the aggregate, 29,829 EQGP phantom units, including accrued distributions.
EQM IDR Transaction
On February 22, 2019, Equitrans Midstream completed a simplification transaction pursuant to that certain Agreement and Plan of Merger, dated as of February 13, 2019 (the IDR Merger Agreement), by and among Equitrans Midstream and certain related parties, pursuant to which, among other things, (i) Equitrans Merger Sub, LP, a party to the IDR Merger Agreement, merged with and into EQGP (the Merger) with EQGP continuing as the surviving limited partnership and a wholly owned subsidiary of EQM following the Merger, and (ii) each of (a) the IDRs in EQM, (b) the economic portion of the general partner interest in EQM and (c) the issued and outstanding EQGP common units were canceled, and, as consideration for such cancellation, certain affiliates of the Company received on a pro rata basis 80,000,000 newly-issued EQM common units and 7,000,000 newly-issued Class B units (Class B units), both representing limited partner interests in EQM, and EQGP Services, LLC retained the non-economic general partner interest in EQM (the EQM IDR Transaction). Additionally, as part of the EQM IDR Transaction, the 21,811,643 EQM common units held by EQGP were canceled and 21,811,643 EQM common units were issued pro rata to certain affiliates of Equitrans Midstream. As a result of the EQM IDR Transaction, EQGP Services, LLC (the EQM General Partner) replaced EQM Midstream Services, LLC as the new general partner of EQM.

The Class B units are substantially similar in all respects to EQM common units, except that the Class B units are not entitled to receive distributions of available cash until the applicable Class B unit conversion date (or, if earlier, a change of control). The Class B units are divided into three tranches, with the first tranche of 2,500,000 Class B units becoming convertible at the holder's option into EQM common units on April 1, 2021, the second tranche of 2,500,000 Class B units becoming convertible at the holder's option into EQM common units on April 1, 2022 and the third tranche of 2,000,000 Class B units becoming convertible at the holder's option into EQM common units on April 1, 2023 (each, a Class B unit conversion date). Additionally, the Class B units will become convertible at the holder's option into EQM common units immediately before a change of control of EQM. After the applicable Class B unit conversion date (or, if earlier, a change of control), whether or not such Class B units have been converted into EQM common units, the Class B units will participate pro rata with the EQM common units in distributions of available cash. See Note 18 regarding the treatment of the Class B units in connection with the EQM Merger.
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
After giving effect to the EQM IDR Transaction, including the issuance of Class B units, Equitrans Gathering Holdings, LLC (Equitrans Gathering Holdings), EQM GP Corporation (EQM GP Corp) and Equitrans Midstream Holdings, LLC (EMH), each a wholly-owned subsidiary of Equitrans Midstream, held 89,505,616, 89,536 and 27,650,303 EQM common units, respectively. Additionally, Equitrans Gathering Holdings, EQM GP Corp and EMH held 6,153,907, 6,155 and 839,938 EQM Class B units, respectively. As of December 31, 2019, the Company owned, directly or indirectly, 117,245,455 EQM common units and 7,000,000 Class B units (collectively representing a 59.9% limited partner interest in EQM, excluding the Series A Preferred Units (as defined below)) and the entire non-economic general partner interest in EQM, while the public owned a 40.1% limited partner interest in EQM (excluding the Series A Preferred Units).
EQM Series A Preferred Units
On March 13, 2019, EQM entered into a Convertible Preferred Unit Purchase Agreement (inclusive of certain Joinder Agreements entered into on March 18, 2019, the Preferred Unit Purchase Agreement) with certain investors to issue and sell in a private placement (the Private Placement) an aggregate of 24,605,291 Series A Perpetual Convertible Preferred Units (Series A Preferred Units) representing limited partner interests in EQM for a cash purchase price of $48.77 per Series A Preferred Unit, resulting in total gross proceeds of approximately $1.2 billion. The net proceeds from the Private Placement were used in part to fund the purchase price in the Bolt-on Acquisition (defined in Note 2) and to pay certain fees and expenses related to the Bolt-on Acquisition, and the remainder was used for general partnership purposes. The Private Placement closed concurrently with the closing of the Bolt-on Acquisition on April 10, 2019. See Note 2.
The Series A Preferred Units rank senior to all EQM common units and Class B units with respect to distribution rights and rights upon liquidation. The Series A Preferred Units vote on an as-converted basis with the EQM common units and Class B units and have certain other class voting rights with respect to any amendment to EQM's partnership agreement or its certificate of limited partnership that would be adverse (other than in a de minimis manner) to any of the rights, preferences or privileges of the Series A Preferred Units.
The holders of the Series A Preferred Units are entitled to receive cumulative quarterly distributions at a rate of $1.0364 per Series A Preferred Unit for the first twenty distribution periods following the Private Placement, and thereafter the quarterly distributions on the Series A Preferred Units will be an amount per Series A Preferred Unit for such quarter equal to (i) the Series A Preferred Unit purchase price of $48.77 per such unit, multiplied by (ii) a percentage equal to the sum of (A) the greater of (x) the 3-month LIBOR as of the second London banking day prior to the beginning of the applicable quarter and (y) 2.59%, and (B) 6.90%, multiplied by (iii) 25%. EQM will not be entitled to pay any distributions on any junior securities, including any EQM common units, prior to paying the quarterly distributions payable to the holders of Series A Preferred Units, including any previously accrued and unpaid distributions.
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

EQM may elect to convert all or any portion of the Series A Preferred Units into EQM common units at any time (but not more often than once per quarter) after April 10, 2021 if (i) the common units are listed for, or admitted to, trading on a national securities exchange, (ii) the closing price per common unit on the national securities exchange on which the common units are listed for, or admitted to, trading exceeds 140% of the Series A Preferred Unit purchase price of $48.77 per such unit for the 20 consecutive trading days immediately preceding notice of the conversion, (iii) the average daily trading volume of the common units on the national securities exchange on which the common units are listed for, or admitted to, trading exceeds 500,000 common units for the 20 consecutive trading days immediately preceding notice of the conversion, (iv) EQM has an effective registration statement on file with the SEC covering resales of the common units to be received by such holders upon any such conversion and (v) EQM has paid all accrued quarterly distributions in cash to the holders. In addition, upon certain events involving a change in control, the holders of Series A Preferred Units may elect, among other potential elections, to convert their preferred units into EQM common units at a certain conversion rate. See Note 18 regarding the treatment of the Series A Preferred Units in connection with the EQM Merger.
The following diagram depicts the Company's organizational and ownership structure as of December 31, 2019: (a)
(a) As of December 31, 2019, EQT owned an approximately 19.9% ownership interest in the Company, and the Company’s public shareholders owned the remaining 80.1% of the outstanding shares. Following the Share Purchases (as defined in Note 18) and the EQM Merger, EQT would own approximately 6.0% ownership interest in the Company, and the Company’s public shareholders would own the remaining 94.0% of the outstanding shares. See Note 18 for a description of the Share Purchases and the EQM Merger, including the treatment of the Series A Preferred Units in connection with the EQM Merger.

Transactions Announced on February 27, 2020

Agreement and Plan of Merger

On February 26, 2020, the Company, EQM LP Corporation, a Delaware corporation and a wholly owned subsidiary of Equitrans Midstream (EQM LP), LS Merger Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of EQM LP (Merger Sub), EQM, and the EQM General Partner entered into an Agreement and Plan of Merger (the EQM Merger Agreement), pursuant to which Merger Sub will merge with and into EQM (the EQM Merger), with EQM continuing and surviving as an indirect, wholly owned subsidiary of the Company following the EQM Merger. Following the EQM Merger, EQM will no longer be a publicly traded entity.

Under the terms of the EQM Merger Agreement, and subject to the satisfaction or waiver of certain conditions therein, at the effective time of the EQM Merger (the Effective Time), (i) each outstanding EQM common unit (each, an EQM Common Unit), other than EQM Common Units owned by Equitrans Midstream and its subsidiaries (each, a Public Common Unit), will be converted into the right to receive, subject to adjustment as described in the EQM Merger Agreement, 2.44 shares of Equitrans Midstream common stock, no par value (Equitrans Midstream common stock) (the Merger Consideration); (ii) (x) $600 million of the Series A Perpetual Convertible Preferred Units (each, a Series A Preferred Unit) issued and outstanding immediately prior to the Effective Time will be redeemed by EQM, and (y) the remaining portion of the Series A Preferred Units issued and outstanding immediately prior to the Effective Time will be exchanged for shares of a newly authorized and created series of preferred stock, without par value, of Equitrans Midstream, convertible into Equitrans Midstream common stock (the ETRN Preferred Shares); and (iii) each outstanding phantom unit relating to an EQM Common Unit issued pursuant to the Amended and Restated EQGP Services, LLC 2012 Long-Term Incentive Plan, dated as of February 22, 2019 (the EQM LTIP), and any other award issued pursuant to the EQM LTIP, whether vested or unvested, will be converted into the right to receive, with respect to each EQM Common Unit subject thereto, the Merger Consideration (plus any accrued but unpaid amounts in relation to distribution equivalent rights), less applicable tax withholding. The interests in EQM owned by the Company and its subsidiaries (including the Class B units) will remain outstanding as limited partner interests in the surviving entity. The EQM General Partner will continue to own the non-economic general partner interest in the surviving entity. See Note 18 for more information on the EQM Merger.

EQT Global GGA

On February 26, 2020 (the EQT Global GGA Effective Date), a subsidiary of EQM entered into a Gas Gathering and Compression Agreement (the EQT Global GGA) with EQT and certain affiliates of EQT for the provision by EQM of gas gathering services to EQT in the Marcellus and Utica Shales of Pennsylvania and West Virginia. Effective as of the EQT Global GGA Effective Date, EQT will be subject to an initial annual minimum volume commitment of 3.0 Bcf per day, in each case, for the term of the EQT Global GGA, subject to certain potential upward adjustments pursuant to the terms of EQT Global GGA, including in connection with the actual in-service date of the MVP project. The gathering fees in the three years following the MVP in-service date are subject to potential reductions under certain circumstances related to the in-service date of the MVP. The EQT Global GGA runs from the EQT Global GGA Effective Date through December 31, 2035, and will renew year to year thereafter unless terminated by EQT or EQM. In addition to the fees related to gathering services, the EQT Global GGA provides for potential cash bonus payments payable by EQT to EQM during the period beginning on the MVP in-service date until the earlier of (i) 36 months following the MVP in-service date or (ii) December 31, 2024. The potential cash bonus payments are conditioned upon the quarterly average of the NYMEX Henry Hub Natural Gas Spot Price exceeding certain price thresholds.

Following the MVP in-service date, the gathering fees payable by EQT to EQM (or its affiliates) set forth in the EQT Global GGA are subject to potential reductions for certain contract years set forth in the EQT Global GGA, conditioned upon the in-service date of the MVP, which provide for estimated aggregate fee relief of $270 million in the first year after the in-service date of the MVP, $230 million in the second year after the in-service date of the MVP and $35 million in the third year after the in-service date of the MVP. In addition, if the MVP in-service date has not occurred by January 1, 2022, EQT has an option, exercisable for a period of twelve months, to forgo $145 million of the gathering fee relief in the first year after the MVP in-service date and $90 million of the gathering fee relief in the second year after the MVP in-service date in exchange for a cash payment from EQM to EQT in the amount of approximately $196 million.

Credit Letter Agreement.

On February 26, 2020, EQM and EQT entered into a letter agreement (the Credit Letter Agreement) pursuant to which, among other things, (a) EQM agreed to relieve certain credit posting requirements for EQT, in an amount up to approximately $250 million, under its commercial agreements with EQM, subject to EQT maintaining a minimum credit rating from two of three rating agencies of (i) Ba3 with Moody’s Investors Service (Moody's), (ii) BB- with S&P Global Ratings (S&P) and (iii) BB- with Fitch Investor Services (Fitch) and (b) EQM agreed to use commercially reasonable good faith efforts to negotiate similar credit support arrangements for EQT in respect of its commitments to the MVP Joint Venture. See also Note 18 for additional information on the Credit Letter Agreement entered into in connection with the EQT Global GGA.

Water Services Letter Agreement.

On February 26, 2020, EQM entered into a letter agreement with EQT, pursuant to which EQT agreed to utilize EQM for the provision of water services under one or more water services agreements (the Water Services Letter Agreement). The Water Services Letter Agreement is effective as of the first day of the first month following the MVP in-service date and shall expire on the fifth anniversary of such date. During each year of the Water Services Letter Agreement, EQT agreed that fees incurred to EQM for services pursuant to the Water Services Letter Agreement shall be equal to or greater than $60 million per year.

Share Purchase Agreements

On February 26, 2020, the Company entered into two share purchase agreements (the Share Purchase Agreements) with EQT, pursuant to which (i) the Company will purchase 4,769,496 shares of Equitrans Midstream common stock (the Cash Shares) from EQT in exchange for approximately $46 million in cash, (ii) the Company will purchase 20,530,256 shares of Equitrans Midstream common stock (the Rate Relief Shares and, together with the Cash Shares, the Share Purchases) from EQT in exchange for a promissory note (the Rate Relief Note) representing approximately $196 million in aggregate principal amount, and (iii) the Company will pay to EQT cash in the amount of approximately $7 million. At the Share Purchase Closing (as defined in Note 18), EQT will assign the Rate Relief Note to EQM as consideration for certain commercial terms, including potential reductions in the gathering fees, contemplated in the EQT Global GGA. See Note 18 for additional information on the Share Purchase Agreements.

Preferred Restructuring Agreement

On February 26, 2020, the Company and EQM entered into a Preferred Restructuring Agreement (the Restructuring Agreement) with all of the holders of Series A Preferred Units (collectively, the Investors), pursuant to which (i) EQM will redeem approximately $600 million of the Investors' Series A Preferred Units issued and outstanding immediately prior to the effective time of the EQM Merger and (ii) the remaining portion of the Series A Preferred Units issued and outstanding immediately prior to the effective time of the EQM Merger will be exchanged for ETRN Preferred Shares on a one for one basis (the ETRN Private Placement), in each case, in connection with the occurrence of the “Series A Change of Control” (as defined in the Partnership Agreement) that will occur upon the closing of the EQM Merger (the Restructuring). The ETRN Preferred Shares to be issued in the ETRN Private Placement have not been registered under the Securities Act of 1933, as amended (the Securities Act), in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

The Restructuring is expected to close substantially concurrent with the closing of the EQM Merger (the Restructuring Closing), subject to the delivery of certain closing deliverables and certain closing conditions. See Note 18 for additional information on the Restructuring Agreement and the ETRN Private Placement.

Intercompany Loan Agreement

In order to fund the prepayment of amounts outstanding under the ETRN Term Loan Credit Agreement (as defined in Note 18) and the purchase of the Cash Shares contemplated by the Share Purchase Agreements, Equitrans Midstream intends to enter into a senior unsecured term loan agreement (the Intercompany Loan Agreement) by and between EQM, as lender, and Equitrans Midstream, as borrower, pursuant to which Equitrans Midstream will borrow the stated principal amount of $650 million (the Intercompany Loan) from EQM. The Intercompany Loan Agreement is expected to close in early March 2020 and has an anticipated maturity date in March 2023. It is anticipated that EQM will have the option to accelerate the maturity of the Intercompany Loan upon Equitrans Midstream's failure to pay interest and other obligations as they become due (subject to certain specified grace periods) and upon other customary events of default. It is anticipated that interest on the Intercompany Loan thereunder will accrue and will be payable semi-annually in arrears starting in September 2020 at an interest rate of 7.0% per annum, subject to an additional 2.0% per annum during the occurrence and continuance of certain events of default. See

Note 18 for a description of the Intercompany Loan. EQM expects to borrow under the EQM Credit Facility (as defined in Note 11) in order to source funds for making the loan to the Company in connection with the Intercompany Loan Agreement.
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
The Company has no operations independent of EQM. The Company's only cash-generating assets are its interests in EQM. As of December 31, 2019, the Company, through its control of EQM, provided a majority of its natural gas gathering, transmission and storage services under long-term, firm contracts that generally include fixed monthly reservation fees. At the EQT Global GGA Effective Time (as defined in Note 18), the 15-year EQT Global GGA superseded 14 gathering agreements with EQT that provided for firm reservation fees under firm contracts and a new 3.0 Bcf per day MVC, which increases gradually after the in-service date of the MVP project. This contract structure enhances the stability of the Company's cash flows and limits its direct exposure to commodity price risk. For the year ended December 31, 2019, approximately 58% of the Company's revenues were generated from firm reservation fees. Based on total projected contractual revenues, including projected contractual revenues from future capacity expected from expansion projects that are not yet fully constructed for which the Company has executed firm contracts, the Company's firm gathering contracts and firm transmission and storage contracts had weighted average remaining terms of approximately 11 years and 14 years, respectively, as of December 31, 2019.
EQM's operations are focused primarily in southwestern Pennsylvania, northern West Virginia and southeastern Ohio, which are strategic locations in the natural gas shale plays known as the Marcellus and Utica Shales. These regions are also the primary operating areas of EQT, the Company's largest customer and a related party as of December 31, 2019. EQT accounted for approximately 69% of the Company's revenues for the year ended December 31, 2019.

The following is a map of the Company's gathering, transmission and storage and water services operations as of December 31, 2019.

Compressor Station
Contracted Future Pipeline
Existing Water Pipeline
Existing Gathering
Existing Transmission
Storage Pool Area
OH
PA
WV
Pittsburgh
Greensburg
Waynesburg
Morgantown
Fairmont
Clarion
Jefferson
Clearfield
Lawrence
Butler
Armstrong
Indiana
Beaver
Allegheny
Cambria
Westmoreland
Washington
Fayette
Somerset
Bedford
Greene
Carroll
Tuscarawas
Jefferson
Harrison
Hancock
Brooke
Ohio
Guernsey
Belmont
Marshall
Noble
Monroe
Wetzel
Monongalia
Marion
Preston
Garrett
Allegany
Mineral
Hampshire
Washington
Tyler
Pleasants
Taylor
Wood
Ritchie
Doddridge
Harrison
Barbour
Tucker
Grant
Wirt
Lewis
Calhoun
Gilmer
Upshur
Randolph
Roane
Braxton
Webster
Clay
Kanawha
Nicholas
Pocahontas
OH
PA
MD
WV
VA
NC

Business Segments
The Company, through its control of EQM, reports its operations in three segments that reflect its three lines of business: Gathering, Transmission and Water. These segments include all of the Company's operations. For discussion of the composition of the three segments, see Notes 1 and 6.
The Company's three business segments correspond to the Company's three primary assets: the gathering system, transmission and storage system and water system. The following table summarizes the composition of the Company's operating revenues by business segment.

	Years Ended December 31,
	2019	2018	2017
Gathering operating revenues	71%	67%	57%
Transmission operating revenues	24%	26%	42%
Water operating revenues	5%	7%	1%
EQM's Assets
Gathering assets. As of December 31, 2019, the gathering system, inclusive of Eureka Midstream Holdings, LLC's (Eureka Midstream) gathering system, included approximately 990 miles of high-pressure gathering lines and 130 compressor units with compression of approximately 445,000 horsepower and multiple interconnect points with the Company's transmission and storage system and to other interstate pipelines. The gathering system also included approximately 920 miles of FERC-regulated, low-pressure gathering lines. During the third quarter of 2019, EQM divested certain of its FERC-regulated low-pressure gathering pipelines associated with its Copley gathering system located in West Virginia. See Note 2 for further discussion.
Transmission and storage assets. As of December 31, 2019, the transmission and storage system included approximately 950 miles of FERC-regulated, interstate pipelines that have interconnect points to seven interstate pipelines and multiple LDCs. As of December 31, 2019, the transmission and storage system was supported by 39 compressor units, with total throughput capacity of approximately 4.4 Bcf per day and compression of approximately 135,000 horsepower, and 18 associated natural gas storage reservoirs, which had a peak withdrawal capacity of approximately 900 MMcf per day and a working gas capacity of approximately 43 Bcf.
Water assets. As of December 31, 2019, the water system included approximately 180 miles of pipeline that deliver fresh water from the Monongahela River, the Ohio River, local reservoirs and several regional waterways. In addition, as of December 31, 2019, the water system assets included 28 fresh water impoundment facilities.

Strategy

The Company's assets overlay core acreage in the Appalachian Basin. The location of the Company's assets provide a key link between supply and major demand markets in the U.S. The Company is one of the largest natural gas gatherers in the U.S., and its largest customer, EQT, is the largest natural gas producer in the U.S. based on produced volumes. The Company maintains a stable cash flow profile, with approximately 58% of its revenue for the year ended December 31, 2019 generated by firm reservation fees.

The Company's principal strategy is to achieve the scale and scope of a top-tier midstream company by leveraging its existing assets and planned growth projects and seeking and executing on strategically-aligned acquisition and joint venture opportunities, while maintaining disciplined capital spending and operating cost control. As part of its approach to organic growth, the Company, through EQM, is focused on building and completing its key transmission and gathering growth projects outlined below, many of which are supported by contracts with firm capacity commitments. Additionally, the Company is targeting growth from volumetric gathering and transmission and storage opportunities and from its water services business, which is complementary to its gathering business and potentially creates opportunities to expand EQM's existing asset footprint. The Company's focus on execution of its organic projects, coupled with disciplined capital spending and operating cost control, is complemented by the Company's willingness to seek, evaluate and execute on strategically-aligned acquisition and joint venture opportunities. The Company believes that this approach will enable the Company to achieve its strategic goals.

On February 27, 2020, EQM announced its intention to reduce its quarterly distribution from $1.16 per unit to $0.3875 per unit, a decrease of approximately 67% per unit, in connection with the announcement of the EQM Merger, commencing with the first quarter 2020 distribution. On February 27, 2020, the Company also announced its intention to reduce its quarterly dividend from $0.45 per share to $0.15 per share, a decrease of approximately 67% per share, in connection with the announcement of the EQM Merger, commencing with the first quarter 2020 dividend. The decrease in the Company’s dividend and EQM’s quarterly distribution reflects a financial and dividend and distribution policy that is designed to deliver highly predictable revenues and substantial cash flows after total capital expenditures, distributions and dividends.
The Company expects that the following expansion projects will be the primary organic growth drivers:

•
Mountain Valley Pipeline. The MVP Joint Venture is a joint venture among EQM and affiliates of each of NextEra Energy, Inc., Con Edison, AltaGas Ltd. and RGC Resources, Inc. that is tasked with constructing the MVP. As of

December 31, 2019, EQM owned a 45.5% interest in the MVP project and will operate the MVP. The MVP is an estimated 300-mile, 42-inch diameter natural gas interstate pipeline with a targeted capacity of 2.0 Bcf per day that will span from EQM's existing transmission and storage system in Wetzel County, West Virginia to Pittsylvania County, Virginia, providing access to the growing southeast demand markets. During the twelve months ended December 31, 2019, EQM made capital contributions of approximately $755 million to the MVP Joint Venture for the MVP project. In 2020, EQM expects to make capital contributions of approximately $650 million to $700 million to the MVP Joint Venture for purposes of the MVP. The MVP Joint Venture has secured a total of 2.0 Bcf per day of firm capacity commitments at 20-year terms and additional shippers have expressed interest in the MVP project. The MVP Joint Venture is evaluating an expansion opportunity that could add approximately 0.5 Bcf per day of capacity through the installation of incremental compression and is also evaluating other future pipeline extension projects.
In October 2017, the FERC issued the Certificate of Public Convenience and Necessity for the MVP. In the first quarter of 2018, the MVP Joint Venture received limited notice to proceed with certain construction activities from the FERC and commenced construction. As discussed under "The regulatory approval process for the construction of new midstream assets is challenging, and recent decisions by regulatory and judicial authorities in pending proceedings could impact EQM's or the MVP Joint Venture's ability to obtain all approvals and authorizations necessary to complete certain projects on the projected time frame or at all or EQM's ability to achieve the expected investment returns on the projects" included in "Item 1A. Risk Factors – Risks Related to EQM's Business," there are pending legal and regulatory challenges to certain aspects of the MVP project that must be resolved before the MVP project can be completed. The MVP Joint Venture is working through several alternatives to resolve these challenges, including through a land exchange proposal submitted to the federal government. In connection with the United States Supreme Court's determination to accept the Cowpasture River Preservation Association case (see "Item 3. Legal Proceedings") and the resolution of remaining legal and regulatory components, the Company is targeting a late 2020 full in-service date at an overall project cost of $5.3 billion to $5.5 billion, excluding AFUDC. EQM is expected to fund approximately $2.7 billion (inclusive of the Con Edison cap described below) of the overall project cost, including approximately $105 million to $120 million in excess of EQM's ownership interest. See the discussion of the litigation and regulatory-related delays effecting the completion of the MVP set forth in "Item 3. Legal Proceedings".
On November 4, 2019, Con Edison exercised an option to cap its investment in the MVP project at approximately $530 million (excluding AFUDC). EQM and NextEra Energy, Inc. are obligated, and RGC Resources, Inc., another member of the MVP Joint Venture owning an interest in the MVP project, has opted to fund the shortfall in Con Edison's capital contributions, on a pro rata basis. As a result, EQM expects to fund an additional $86 million (excluding AFUDC) in capital contributions to the MVP Joint Venture. Any funding by EQM and other members will correspondingly increase their respective interests in the MVP project and decrease Con Edison's interest in the MVP project. As a result, EQM's equity ownership in the MVP Joint Venture will progressively increase from 45.5% to approximately 47.0%.

•
Wellhead Gathering Expansion and Hammerhead Projects. During the twelve months ended December 31, 2019, EQM invested approximately $785 million in gathering expansion projects. In 2020, EQM expects to invest approximately $500 million in gathering expansion projects (inclusive of expected capital expenditures related to noncontrolling interests in Eureka Midstream), including the continued gathering infrastructure expansion of core development areas in the Marcellus and Utica Shales in southwestern Pennsylvania, eastern Ohio and northern West Virginia, for EQT, Range Resources Corporation (Range Resources) and other producers, and the Hammerhead project, a 1.6 Bcf per day gathering header pipeline that is primarily designed to connect natural gas produced in Pennsylvania and West Virginia to the MVP and is supported by a 20-year term, 1.2 Bcf per day, firm capacity commitment from EQT. The Hammerhead project is expected to cost approximately $555 million. During the twelve months ended December 31, 2019, EQM invested approximately $300 million in the Hammerhead project. The Hammerhead project is expected to become operational in the second quarter of 2020 and will provide interruptible service until the MVP is placed in-service, at which time the firm capacity commitment will begin. The Hammerhead project has a targeted full in-service date of late 2020.

•
MVP Southgate Project. In April 2018, the MVP Joint Venture announced the MVP Southgate project, a proposed 75-mile interstate pipeline that will extend from the MVP at Pittsylvania County, Virginia to new delivery points in Rockingham and Alamance Counties, North Carolina. The MVP Southgate project is backed by a 300 MMcf per day firm capacity commitment from Dominion Energy North Carolina. As designed, the MVP Southgate project has expansion capabilities that could provide up to 900 MMcf per day of total capacity. The MVP Southgate project is estimated to cost a total of approximately $450 million to $500 million, which is expected to be spent primarily in 2020 and 2021. EQM is expected to fund approximately $225 million of the overall project cost. During the twelve months ended December 31, 2019, EQM made capital contributions of approximately $19 million to the MVP Joint

Venture for the MVP Southgate project. In 2020, EQM expects to make capital contributions of approximately $50 million to the MVP Joint Venture for the MVP Southgate project. EQM will operate the MVP Southgate pipeline and, as of December 31, 2019, owned a 47.2% interest in the MVP Southgate project. The MVP Joint Venture submitted the MVP Southgate certificate application to the FERC in November 2018. The Final Environmental Impact Statement for the MVP Southgate project was issued on February 14, 2020. The schedule also identifies May 14, 2020 as the deadline for other agencies to act on other federal authorizations required for the project (the FERC, however, is not subject to this deadline). Subject to approval by the FERC and other regulatory agencies, the MVP Southgate project is expected to be placed in-service in 2021.

•
Transmission Expansion. During the twelve months ended December 31, 2019, EQM invested approximately $45 million in transmission expansion projects. In 2020, EQM expects to invest approximately $60 million in transmission expansion projects, primarily attributable to the Allegheny Valley Connector (AVC), the Equitrans, L.P. Expansion project (EEP), which is designed to provide north-to-south capacity on the mainline Equitrans, L.P. system, including for deliveries to the MVP, and power plant projects. A portion of EEP commenced operations with interruptible service in the third quarter of 2019. EEP will provide capacity of approximately 600 MMcf per day and offers access to several markets through interconnects with Texas Eastern Transmission, Dominion Transmission and Columbia Gas Transmission. EEP will also provide delivery into the MVP and once the MVP is placed in service, firm transportation agreements for 550 MMcf per day of capacity will commence under 20-year terms. EEP has a targeted full in-service date of late 2020.

•
Water Expansion. During the twelve months ended December 31, 2019, EQM invested approximately $37 million in the expansion of its fresh water delivery infrastructure. In 2020, EQM expects to invest approximately $20 million in the expansion of its fresh water delivery infrastructure in Pennsylvania and Ohio.

Markets and Customers
The Company's two largest customers are EQT and its affiliates and PNG Companies LLC and its affiliates. EQT, the largest natural gas producer in the United States based on produced volumes as of December 31, 2019, accounted for approximately 69%, 74% and 74%, of the Company's total revenues for the years ended December 31, 2019, 2018 and 2017, respectively. For the years ended December 31, 2019, 2018 and 2017, PNG Companies LLC and its affiliates, an LDC, accounted for approximately 7%, 7% and 11%, respectively, of the Company's total revenues, substantially all of which was included in Transmission.
Gathering Customers
For the year ended December 31, 2019, EQT accounted for approximately 72% of Gathering's revenues. Subject to certain exceptions and limitations, as of December 31, 2019, Gathering had acreage dedications (inclusive of acreage dedications to Eureka Midstream) through which EQM has the right to elect to gather all natural gas produced from wells under an area covering (i) approximately 244,000 gross acres in Pennsylvania pursuant to agreements with certain affiliates of EQT and other third parties, (ii) approximately 344,000 gross acres in Ohio pursuant to agreements with certain affiliates of EQT and other third parties and (iii) approximately 50,000 gross acres in West Virginia. In addition, as of December 31, 2019, Gathering had an acreage dedication of approximately 12,000 gross acres, with a producer option to expand towards approximately 30,000 gross acres, in Pennsylvania, pursuant to which EQM had the right to provide a proposal to gather all natural gas provided from wells under that area. On February 26, 2020, EQT and affiliates of EQT and EQM entered into the EQT Global GGA, consolidating 14 of the gas gathering agreements between EQT and EQM into a single global gas gathering agreement. See “EQT Global GGA” in Note 18 for additional information.
The Company provides gathering services in two manners: firm service and interruptible service. Firm service contracts are typically long-term and can include firm reservation fees, which are fixed, monthly charges for the guaranteed reservation of pipeline access. Revenues under firm reservation fees also include fixed volumetric charges under MVCs. As of December 31, 2019, the gathering system had total contracted firm reservation capacity (including contracted MVCs) of approximately 4.4 Bcf per day, which included contracted firm reservation capacity of approximately 1.0 Bcf per day associated with EQM's high-pressure header pipelines. Including future capacity expected from expansion projects that are not yet fully constructed for which the Company has executed firm contracts, the gathering system had total contracted firm reservation capacity (including contracted MVCs) of approximately 6.2 Bcf per day as of December 31, 2019, which included contracted firm reservation capacity of approximately 2.2 Bcf per day associated with EQM's high-pressure header pipelines. Volumetric-based fees can also be charged under firm contracts for each firm volume gathered as well as for volumes gathered in excess of the firm contracted volume, if system capacity exists. Based on total projected contractual revenues, including projected contractual revenues from future capacity expected from expansion projects that are not yet fully constructed for which the Company has executed firm contracts, the Company's firm gathering contracts had a weighted average remaining term of approximately 11 years as of December 31, 2019.
Interruptible service contracts include volumetric-based fees, which are charges for the volume of natural gas gathered and generally do not guarantee access to the pipeline. These contracts can be short- or long-term. On the Company's low-pressure FERC-regulated gathering system, the typical gathering agreement provides interruptible service and has a one-year term with month-to-month rollover provisions terminable upon at least 30 days' notice. The rates for gathering service on the FERC-regulated system are based on the maximum posted tariff rate and assessed on actual receipts into the gathering system.
The Company generally does not take title to the natural gas gathered for its customers but retains a percentage of wellhead gas receipts to recover natural gas used to power its compressor stations and meet other requirements on the Company's low- and high-pressure gathering systems.
Transmission Customers
For the year ended December 31, 2019, EQT accounted for approximately 65% of Transmission's throughput and approximately 56% of Transmission's revenues. As of December 31, 2019, Transmission had an acreage dedication from EQT through which EQM had the right to elect to transport all gas produced from wells drilled by EQT under an area covering approximately 60,000 acres in Allegheny, Washington and Greene Counties in Pennsylvania and Wetzel, Marion, Taylor, Tyler, Doddridge, Harrison and Lewis Counties in West Virginia. For the year ended December 31, 2019, PNG Companies LLC and its affiliates accounted for approximately 27% of Transmission's revenues. Other customers include LDCs, marketers, producers and commercial and industrial users. The Company's transmission and storage system provides customers with access to adjacent markets in Pennsylvania, West Virginia and Ohio and to the Mid-Atlantic, Northeastern, Midwestern and Gulf Coast markets through interconnect points with major interstate pipelines.
The Company provides transmission and storage services in two manners: firm service and interruptible service. Firm service contracts are typically long-term and can include firm reservation fees, which are fixed, monthly charges for the guaranteed reservation of pipeline and storage capacity. Volumetric-based fees can also be charged under firm contracts for firm volume transported or stored as well as for volumes transported or stored in excess of the firm contracted volume, if there is system capacity. Customers are not assured capacity or service for volumes in excess of the firm contracted volume as such volumes have the same priority as interruptible service. Including future capacity expected from expansion projects that are not yet fully constructed for which the Company has executed firm transmission contracts, approximately 5.3 Bcf per day of transmission capacity, excluding 2.0 Bcf per day of firm capacity commitments associated with the MVP, and 29.6 Bcf of storage capacity were subscribed under firm transmission and firm storage contracts, respectively, as of December 31, 2019. Based on total projected contractual revenues, including projected contractual revenues from future capacity expected from expansion projects that are not yet fully constructed for which the Company has executed firm contracts, the Company's firm transmission and storage contracts had a weighted average remaining term of approximately 14 years as of December 31, 2019.
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
As of December 31, 2019, approximately 96% of Transmission's contracted firm transmission capacity was subscribed by customers under negotiated rate agreements under its tariff. Approximately 4% of Transmission's contracted firm transmission capacity was subscribed at discounted rates under its tariff, which are less than the maximum rates an interstate pipeline may charge for its services under its tariff. Transmission did not have any contracted firm transmission capacity subscribed at recourse rates under its tariff, which are the maximum rates an interstate pipeline may charge for its services under its tariff.
Water Customers
For the year ended December 31, 2019, EQT accounted for approximately 89% of Water's revenues. The Company has the exclusive right to provide fluid handling services to certain EQT-operated wells until December 22, 2029 (and thereafter such right continues on a month-to-month basis) within areas of dedication in Washington and Greene Counties, Pennsylvania and Belmont County, Ohio, including the delivery of fresh water for well completion operations and the collection and recycling or disposal of flowback and produced water. The Company also provides water services to other customers operating in the Marcellus and Utica Shales. The Company's water service revenues are primarily generated under variable price per volume contracts. The fees charged by the Company are generally tiered and, thus, are lower on a per gallon basis once certain thresholds are met. See also “Water Services Letter Agreement” in Note 18 for additional information.

Competition
Key competitors for new natural gas gathering systems include companies that own major natural gas pipelines, independent gas gatherers and integrated energy companies. When compared to the Company or its customers, some of the Company's competitors have greater capital resources and access to, or control of, larger natural gas supplies.
Competition for natural gas transmission and storage is primarily based on rates, customer commitment levels, timing, performance, commercial terms, reliability, service levels, location, reputation and fuel efficiencies. The Company's principal competitors in its transmission and storage market include companies that own major natural gas pipelines in the Marcellus and Utica Shales. In addition, the Company competes with companies that are building high-pressure gathering facilities that are able to transport natural gas to interstate pipelines without being subject to FERC jurisdiction. Major natural gas transmission companies that compete with the Company also have storage facilities connected to their transmission systems that compete with certain of the Company's storage facilities.
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
Regulatory Environment
FERC Regulation
EQM's interstate natural gas transmission and storage operations are regulated by the FERC under the NGA, the NGPA and regulations, rules and policies promulgated under those and other statutes. Certain portions of EQM's gathering operations are also rate-regulated by the FERC in connection with its interstate transmission operations. EQM's FERC-regulated operations are pursuant to tariffs approved by the FERC that establish rates, cost recovery mechanisms and terms and conditions of service to its customers. Generally, the FERC's authority extends to:

•	rates and charges for EQM's natural gas transmission and storage and FERC-regulated gathering services;

•	certification and construction of new interstate transmission and storage facilities;

•	abandonment of interstate transmission and storage services and facilities and certificated gathering facilities;

•	maintenance of accounts and records;

•	relationships between pipelines and certain affiliates;

•	terms and conditions of services and service contracts with customers;

•	depreciation and amortization policies;

•	acquisitions and dispositions of interstate transmission and storage facilities; and

•	initiation and discontinuation of interstate transmission and storage services.
The FERC regulates the rates and charges for transmission and storage in interstate commerce. Under the NGA, recourse rates charged by interstate pipelines must be just, reasonable and not unduly discriminatory or preferential.
The recourse rate that EQM may charge for its services is established through the FERC's cost-of-service ratemaking process. Generally, the maximum filed recourse rates for interstate pipelines are based on the cost of providing that service including recovery of and a return on the pipeline's actual prudent historical cost of investment. Key determinants in the ratemaking process include the depreciated capital costs of the facilities, the costs of providing service, the allowed rate of return and income tax allowance, as well as volume throughput and contractual capacity commitment assumptions. On March 15, 2018, the FERC issued an order generally disallowing master limited partnership (MLP)-owned pipelines from including an allowance for investor income tax liability in their cost-of-service based recourse rates. Under its prior policy, the FERC had permitted all interstate pipelines to include an income tax allowance in the cost-of-service used as the basis for calculating their regulated recourse rates. The new policy did not establish a binding rule automatically disallowing income tax allowances in current FERC-approved rates, but rather provided notice of the FERC’s general policy and intended course of action in future proceedings. On July 18, 2018, the FERC issued an order directed at natural gas pipelines that clarified its March 15, 2018 order, stating that an MLP will not be precluded in a future proceeding from making a claim that it is entitled to an income tax allowance based on a demonstration that its recovery of an income tax allowance does not result in a “double-recovery of investors’ income tax costs.” The July 18, 2018 order also clarified the treatment of ADIT. Challenges to these orders are currently pending in a consolidated proceeding before the U.S. Court of Appeals for the District of Columbia Circuit. On October 17, 2018, an intervenor filed a motion to hold the proceeding in abeyance. On October 24, 2018, the FERC filed a motion to dismiss the proceeding. On January 31, 2019, the court denied the motion to hold the proceeding in abeyance and ordered that the motion to dismiss be referred to the panel to which the merits proceeding is assigned. Briefing on the merits concluded on February 19, 2020, and the court scheduled oral argument for April 3, 2020. EQM cannot currently predict when the court will act on the broader proceeding, or what actions the court may take.
Also, on July 18, 2018, the FERC issued Order No. 849, adopting regulations requiring that natural gas pipelines make a one-time report, Form 501-G. For MLP-owned pipelines, the Form 501-G report was to calculate, among other things, an earned rate of return on equity that addresses any potential over-recovery of their cost of service arising from the general disallowance of the income tax allowance and the ADIT clarification. On December 28, 2018, Equitrans, L.P., EQM's FERC-regulated subsidiary, filed its Form 501-G with the FERC. During the second quarter of 2019, EQM reached a settlement related to this FERC Form 501-G report which was focused solely on EQM's FERC-regulated transmission and storage assets. The FERC approved the settlement and terminated Equitrans, L.P.'s Form No. 501-G proceeding during the second quarter of 2019.
The maximum applicable recourse rates and terms and conditions for service are generally (unless market-based rates have been approved by the FERC) set forth in the pipeline's FERC-approved tariff. Rate design and the allocation of costs also can affect a pipeline's profitability. While the ratemaking process establishes the maximum rate that can be charged, interstate pipelines such as EQM's transmission and storage system are permitted to discount their firm and interruptible rates without further FERC authorization down to a specified minimum level, provided they do not unduly discriminate. In addition, pipelines are allowed to negotiate different rates with their customers, under certain circumstances. Changes to rates or terms and conditions of service, and contracts can be proposed by a pipeline company under Section 4 of the NGA, or the existing interstate transmission and storage rates or terms and conditions of service, and contracts may be challenged by a complaint filed by interested persons including customers, state agencies or the FERC under Section 5 of the NGA. Rate increases proposed by a pipeline may be allowed to become effective subject to refund and/or a period of suspension, while rates or terms and conditions of service that are the subject of a complaint under Section 5 of the NGA are subject to prospective change by the FERC. Rate increases proposed by a regulated interstate pipeline may be challenged and such increases may ultimately be rejected by the FERC. Any successful challenge against existing or proposed rates charged for EQM's transmission and storage services could have a material adverse effect on its business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders.
EQM's interstate pipeline may also use negotiated rates that could involve rates above or below the recourse rate or rates that are subject to a different rate structure than the rates specified in EQM's interstate pipeline tariffs, provided that the affected customers are willing to agree to such rates and that the FERC has approved the negotiated rate agreement. A prerequisite for allowing the negotiated rates is that negotiated rate customers must have had the option to take service under the pipeline's recourse rates. As of December 31, 2019, approximately 96% of the system's contracted firm transmission capacity was subscribed by customers under negotiated rate agreements under its tariff. Some negotiated rate transactions are designed to fix the negotiated rate for the term of the firm transportation agreement and the fixed rate is generally not subject to adjustment for increased or decreased costs occurring during the contract term.
FERC regulations also extend to the terms and conditions set forth in agreements for transmission and storage services executed between interstate pipelines and their customers. These service agreements are required to conform, in all material respects, with the form of service agreements set forth in the pipeline's FERC-approved tariff. Non-conforming agreements must be filed with, and accepted by, the FERC. In the event that the FERC finds that an agreement is materially non-conforming, in whole or in part, it could reject, or require EQM to seek modification of, the agreement, or alternatively require EQM to modify its tariff so that the non-conforming provisions are generally available to all customers or class of customers.
FERC Regulation of Gathering Rates and Terms of Service
While the FERC does not generally regulate the rates and terms of service over facilities determined to be performing a natural gas gathering function, it has traditionally regulated rates charged by interstate pipelines for gathering services performed on the pipeline's own gathering facilities when those gathering services are performed in connection with jurisdictional interstate transmission services. EQM maintains rates and terms of service in its tariff for unbundled gathering services performed on its gathering facilities in connection with the transmission service. Just as with rates and terms of service for transmission and storage services, EQM's rates and terms of services for its FERC-regulated low-pressure gathering system may be challenged by complaint and are subject to prospective change by the FERC.
Section 1(b) of the NGA exempts certain natural gas gathering facilities from regulation by the FERC under the NGA. EQM believes that its high-pressure gathering systems meet the traditional tests the FERC has used to establish a pipeline's status as an exempt gatherer not subject to regulation as a jurisdictional natural gas company. However, the distinction between FERC-regulated transmission services and federally unregulated gathering services is often the subject of litigation in the industry, so the classification and regulation of these systems are subject to change based on future determinations by the FERC, the courts or the U.S. Congress.
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
Notwithstanding the investigatory and preventative maintenance costs incurred in EQM's performance of customary pipeline management activities, EQM may incur significant additional expenses if anomalous pipeline conditions are discovered or more stringent pipeline safety requirements are implemented. For example, in April 2016, PHMSA published a notice of proposed rulemaking addressing several integrity management topics and proposing new requirements to address safety issues for natural gas transmission and gathering lines. The proposed rule would strengthen existing integrity management requirements, expand assessment and repair requirements to pipelines in areas with medium population densities and extend regulatory requirements to onshore gas gathering lines that are currently exempt. This rule has not been finalized. Further, in June 2016, then-President Obama signed the Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2016 (the 2016 Pipeline Safety Act), extending PHMSA's statutory mandate under prior legislation through 2019. Although a reauthorization bill extending PHMSA’s statutory mandate until 2023 was introduced in 2019, Congress did not pass the bill in 2019 and PHMSA is operating under a continuing resolution until a new bill is passed. In addition, the 2016 Pipeline Safety Act empowered PHMSA to address imminent hazards by imposing emergency restrictions, prohibitions and safety measures on owners and operators of gas or hazardous liquid pipeline facilities without prior notice or an opportunity for a hearing and also required PHMSA to develop new safety standards for natural gas storage facilities by June 2018. Pursuant to those provisions of the 2016 Pipeline Safety Act, PHMSA issued two separate Interim Final Rules in October 2016 and December 2016 that expanded the agency's authority to impose emergency restrictions, prohibitions and safety measures and strengthened the rules related to underground natural gas storage facilities, including well integrity, wellbore tubing and casing integrity. The December 2016 Interim Final Rule, relating to underground gas storage facilities, went into effect in January 2017. PHMSA determined, however, that it will not issue enforcement citations to any operators for violations of provisions of the December 2016 Interim Final Rule that had previously been non-mandatory provisions of American Petroleum Institute Recommended Practices 1170 and 1171 until one year after PHMSA issues a final rule. Although PHMSA issued a press release in January 2020 stating that it has submitted a final rule for publication, as of this writing the final rule has not yet been published or made publicly available. On October 19, 2017, PHMSA formally reopened the comment period in response to a petition for reconsideration. This matter remains ongoing and subject to future PHMSA determinations. Additionally, in January 2017, PHMSA announced a new final rule regarding hazardous liquid pipelines, which increases the quality and frequency of tests that assess the condition of pipelines, requires operators to annually evaluate the existing protective measures in place for pipeline segments in HCAs, and expands the list of conditions that require immediate repair. However, it is unclear when or if this rule will go into effect because, on January 20, 2017, the Trump Administration requested that all regulations that had been sent to the Office of the Federal Register, but were not yet published, be immediately withdrawn for further review. Accordingly, this rule has not become effective through publication in the Federal Register. PHMSA published three final rules on pipeline safety: Enhanced Emergency Order Procedures; Safety of Hazardous Liquid Pipelines; and Safety of Gas Transmission Pipelines: Maximum Allowable Operating Pressure Reconfirmation, Expansion of Assessment Requirements, and Other Related Amendments. The Enhanced Emergency Order Procedures rule, which became effective on December 2, 2019, implements an existing statutory authorization for PHMSA to issue emergency orders related to pipeline safety if an unsafe condition or practice, or a combination of unsafe conditions and practices, constitutes, or is causing an imminent hazard. The Safety of Hazardous Liquid Pipelines rule, which goes into effect on July 1, 2020, expands PHMSA's regulation of the safety of hazardous liquid pipelines by extending reporting requirements to certain hazardous liquid, gravity flow and rural gathering pipelines, establishing new requirements for integrity management programs for hazardous liquid pipelines in HCAs and certain onshore hazardous liquid pipelines located outside of HCAs, extending leak detection requirements to all non-gathering hazardous liquid pipelines, requiring new or replaced pipelines to be designed and built to accommodate in-line inspection devices, and requiring operators to inspect affected pipelines following an extreme weather event or natural disaster so they may address any resulting damage. The Safety of Gas Transmissions Pipelines rule, which goes into effect on July 1, 2020, requires operators of certain gas transmission pipelines that have been tested or that have inadequate records to determine the material strength of their lines by reconfirming the Maximum Allowable Operating Pressure, and establishes a new Moderate Consequence Area for determining regulatory requirements for gas transmission pipeline segments outside of HCAs.

The rule also establishes new requirements for conducting baseline assessments, incorporates into the regulations industry standards and guidelines regarding design, construction and in-line inspections, and new requirements for data integration and risk analysis in integrity management programs, including seismicity, manufacturing and construction defects, and crack and crack-like defects, and includes several requirements that allow operators to notify PHMSA of proposed alternative approaches to achieving the objectives of the minimum safety standards. The Company is in the process of assessing the impact of these rules on its future costs of operations and revenue from operations.
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
Should EQM fail to comply with DOT regulations adopted under authority granted to PHMSA, it could be subject to penalties and fines. PHMSA has the statutory authority to impose civil penalties for pipeline safety violations up to a maximum of approximately $210,000 per day for each violation and approximately $2.1 million for a related series of violations. This maximum penalty authority established by statute will continue to be adjusted periodically to account for inflation. In addition, EQM may be required to make additional maintenance capital expenditures in the future for similar regulatory compliance initiatives that are not reflected in its forecasted maintenance capital expenditures.
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
EQM also generates solid wastes, including hazardous wastes, which are subject to the requirements of RCRA and comparable state statutes. While RCRA regulates both solid and hazardous wastes, it imposes strict requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. In the ordinary course of EQM's operations, EQM generates wastes constituting solid waste and, in some instances, hazardous wastes. While certain petroleum production wastes are excluded from RCRA's hazardous waste regulations, it is possible that these wastes will in the future be designated as "hazardous wastes" and be subject to more rigorous and costly disposal requirements, which could have a material adverse effect on EQM's maintenance capital expenditures and operating expenses.
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
In 2015, the U.S., Canada, and the U.K. participated in the United Nations Conference on Climate Change, which led to the creation of the Paris Agreement. The Paris Agreement, which was signed by the U.S. in April 2016, requires countries to review and "represent a progression" in their intended nationally determined contributions (which set GHG emission reduction goals) every five years beginning in 2020. While the current U.S. administration announced its intent to withdraw from the Paris Agreement in June 2017, under the agreement's terms the earliest the U.S. can withdraw is 2020. There are no guarantees that the agreement will not be re-implemented in the U.S. or re-implemented in part by specific U.S. states or local governments. Additionally, the U.S. Congress, along with federal and state agencies, has considered measures to reduce the emissions of GHGs. Legislation or regulation that restricts carbon emissions could increase EQM's cost of environmental compliance by requiring EQM to install new equipment to reduce emissions from larger facilities and/or purchase emission allowances. The effect of climate change legislation or regulation on EQM's business is currently uncertain. If EQM incurs additional costs to comply with such legislation or regulations, it may not be able to pass on the higher costs to its customers or recover all the costs related to complying with such requirements and any such recovery may depend on events beyond EQM's control, including the outcome of future rate proceedings before the FERC or state regulatory agencies and the provisions of any final legislation or implementing regulations. EQM's future results of operations, cash flows or financial condition could be adversely affected if such costs are not recovered through regulated rates or otherwise passed on to its customers. Additionally, EQM's customers or suppliers may also be affected by legislation or regulation, which may adversely impact their drilling schedules and production volumes and reduce the volumes delivered to EQM and demand for its services. Climate change and GHG legislation or regulation could also delay or otherwise negatively affect efforts to obtain permits and other regulatory approvals with regard to existing and new facilities or impose additional monitoring and reporting requirements. For example, in October 2015, the EPA expanded the petroleum and natural gas system sources for which annual GHG emissions reporting would be required. Additionally, several states are pursuing similar measures to regulate emissions of GHGs from new and existing sources. If implemented, such restrictions may result in additional compliance obligations with respect to, or taxes on the release, capture and use of GHGs that could have an adverse effect on EQM's operations. The effect of any new legislative or regulatory measures on EQM will depend on the particular provisions that are ultimately adopted.
Water Discharges. The federal Clean Water Act and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants or dredged and fill material into state waters as well as waters of the United States, including adjacent wetlands. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of permits issued by the EPA, the U.S. Army Corps of Engineers (U.S. Army Corps) or an analogous state agency. In September 2015, new EPA and U.S. Army Corps rules defining the scope of the EPA's and the U.S. Army Corps' jurisdiction became effective (the 2015 Clean Water Rule). But the 2015 Clean Water Rule was promptly challenged in courts and was enjoined by judicial action in some states. Further, in October 2019 the EPA issued a rule repealing the 2015 Clean Water Rule and recodifying the preexisting regulations. The EPA has not yet finalized its anticipated rule narrowing the regulatory scope of the Clean Water Act. To the extent that any future rules expand the scope of the Clean Water Act's jurisdiction, EQM could face increased costs and delays with respect to obtaining permits for activities in jurisdictional waters, including wetlands.
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
National Environmental Policy Act. The construction of interstate natural gas transportation pipelines pursuant to the NGA requires authorization from the FERC. The FERC actions are subject to the National Environmental Policy Act (NEPA). NEPA requires federal agencies, such as the FERC, to evaluate major federal actions having the potential to significantly affect the environment. In the course of such evaluations, an agency will either prepare an environmental assessment that assesses the potential direct, indirect and cumulative effects of a proposed project or, if necessary, a more detailed Environmental Impact Statement. Any proposed plans for future construction activities that require FERC authorization will be subject to the requirements of NEPA. This process has the potential to significantly delay or limit, and significantly increase the cost of, development of midstream infrastructure.
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
Employee Health and Safety. EQM is subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act (OSHA) and comparable state statutes, whose purpose is to protect the health and safety of workers. In addition, the OSHA hazard communication standard, the EPA community "right-to-know" regulations and comparable state laws and regulations require that information be maintained concerning hazardous materials used or produced in EQM's operations and that this information be provided to employees, state and local government authorities and citizens. The Company believes that it is in substantial compliance with all applicable laws and regulations relating to worker health and safety.
Seasonality
Weather affects natural gas demand for power generation and heating purposes. Peak demand for natural gas typically occurs during the winter months as a result of the heating load.
Employees
The Company had 800 employees as of December 31, 2019; none are subject to a collective bargaining agreement.
Availability of Reports
The Company makes certain filings with the SEC, including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments and exhibits to those reports, available free of charge through its website, www.equitransmidstream.com, as soon as reasonably practicable after they are filed with or furnished to the SEC. Reports filed with the SEC are also available on the SEC's website at www.sec.gov.
Jurisdiction and Year of Formation
The Company is a Pennsylvania corporation formed in May 2018 in connection with the Separation.

Item 1A.    Risk Factors

In addition to the other information contained in this Annual Report on Form 10-K, the following risk factors should be considered in evaluating our business and future prospects. The following discussion of risk factors contains forward-looking statements. These risk factors may be important for understanding any statement in this Annual Report on Form 10-K or elsewhere. The following information should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and accompanying notes included in "Item 8. Financial Statements and Supplementary Data." Note that additional risks not presently known to us or that are currently considered immaterial may also have a negative impact on our business and operations. If any of the events or circumstances described below actually occurs, our business, financial condition, results of operations, liquidity or ability to pay dividends could suffer and the trading price of our common stock could decline.

Because of the following factors, as well as other variables affecting our results of operations, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

Risks Related to EQM's Business

EQM depends on EQT for a substantial majority of its revenues and future growth. Therefore, EQM is subject to the business and liquidity risks of EQT, and any further decrease in EQT's drilling or completion activity could adversely affect EQM's business and operating results.

Historically, EQM has provided to EQT a substantial percentage of its natural gas gathering, transmission and storage and water services. EQT accounted for approximately 69% of EQM's revenues for the year ended December 31, 2019. We expect EQM to derive a substantial majority of its revenues from EQT for the foreseeable future.

Additionally, on February 26, 2020, EQM entered into the EQT Global GGA with EQT for the provision by EQM of gas gathering services to EQT in the Marcellus and Utica Shales of Pennsylvania and West Virginia. The execution of the EQT Global GGA was based upon assumptions that our management and management of the EQM General Partner believed appropriate at the time of execution. If any of the assumptions fail to occur, or if actual results differ from these assumptions, we may not achieve the anticipated benefits associated with the execution of the EQT Global GGA. Failure to achieve the anticipated benefits associated with the EQT Global GGA will have a negative impact on our business, financial condition, results of operations, liquidity and ability to pay dividends. See "EQT Global GGA" in Note 18 for additional information.

Therefore, any event, whether in EQM's areas of operations or otherwise, that adversely affects EQT's production, financial condition, leverage, results of operations or cash flows may adversely affect us. Accordingly, we are subject to the business risks of EQT, including the following:

•
prevailing and projected natural gas, natural gas liquids (NGLs) and oil prices and the effect thereon of the supply of associated natural gas from oil wells in other formations such as the Permian Basin;

•	the proximity, capacity, cost and availability of gathering and transportation facilities, and other factors that result in differentials to benchmark prices;

•
the availability and cost of capital on a satisfactory economic basis to fund EQT's operations and refinance existing indebtedness as it becomes due, any changes in EQT's credit ratings and the effects of EQT's credit support obligations on such availability;

•
natural gas price volatility or a sustained period of lower commodity prices may have an adverse effect on EQT's drilling operations, revenue, profitability, future rate of growth, creditworthiness and liquidity;

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

•
EQT's ability to develop additional reserves that are economically recoverable, to optimize existing well production and to sustain production, including by use of large-scale, sequential, highly choreographed drilling and hydraulic fracturing;

•	EQT’s ability to achieve anticipated efficiencies associated with its strategic plan and to successfully execute on its announced de-levering plan;

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

•	the loss of key personnel and/or the effectiveness of their replacements; and

•	risk associated with cyber security, environmental activists and other threats.

On January 13, 2020, EQT publicly announced a revised projected 2020 capital expenditure forecast of $1.25 billion to $1.35 billion, an approximate $50 million reduction as compared to guidance provided by EQT in its third quarter 2019 earnings release (which indicated an approximate $525 million year-over-year reduction compared to EQT’s prior full-year 2019 guidance). EQT may further reduce its capital spending in the future based on commodity prices or other factors. Unless EQM is successful in attracting significant new customers, its ability to maintain or increase the capacity subscribed and volumes transported or gathered under service arrangements on its gathering, transmission and storage and water systems will be dependent on receiving consistent or increasing commitments from EQT. While EQT has dedicated a significant amount of its acreage to, and executed long-term contracts with substantial firm reservation and MVCs on EQM's systems, it may determine in the future that drilling in areas outside of EQM's current areas of operations is strategically more attractive to it, and other than the MVCs, it is under no contractual obligation to maintain its production dedicated to EQM. Moreover, EQT's strategy continues to focus on capital efficiency and free cash flow generation as opposed to volume growth. Based on this strategy, on October 31, 2019, EQT publicly disclosed that its development program is expected to result in approximately flat sales volumes for 2020 relative to EQT’s expectation as to 2019 levels. A reduction in the capacity subscribed or volumes transported or gathered on EQM's systems by EQT could have a material adverse effect on EQM's business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.

EQT may also elect to continue to reduce its drilling activity if commodity prices remain depressed or further decrease or it may elect to not grow its production unless commodity prices improve. Fluctuations in energy prices can also greatly affect the development of EQT’s and other producers’ respective reserves. In general terms, the prices of natural gas, oil and other hydrocarbon products fluctuate in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond EQM's control. These factors include worldwide political and economic conditions, weather conditions and seasonal trends, the levels of domestic production and consumer demand, new exploratory finds of natural gas, the levels of imported and exported natural gas, oil and LNG, the availability of transportation systems with adequate capacity, the volatility and uncertainty of regional pricing differentials, the price and availability of alternative fuels, the effect of energy conservation measures, the nature and extent of governmental regulation and taxation, and the anticipated future prices of natural gas, oil, LNG and other commodities. Further declines in commodity prices could have a negative impact on EQT's and other producers’ development and production activity, and if sustained, could lead to a material decrease in such activity. Due to these and other factors, even if reserves are known to exist in areas serviced by EQM's assets, producers have chosen, and may choose in the future, not to develop those reserves. Sustained reductions in development or production activity in EQM's areas of operation could lead to reduced utilization of EQM's services, including EQM’s water services which are directly associated with producers’ well completion activities and fresh and produced water needs (which are partially driven by horizontal lateral lengths and the number of completion stages per well).

Any sustained reductions in development or production activity in EQM’s areas of operation could adversely affect EQM's business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.

Decreases in production of natural gas in EQM's areas of operation have adversely affected, and future decreases could further adversely affect, its business and operating results and reduce its cash available to make distributions to its unitholders, including us.

EQM's business is dependent on the continued availability of natural gas production and reserves in its areas of operation. A sustained low-price environment for natural gas or regulatory limitations could adversely affect development of additional reserves and production that is accessible by EQM's pipeline and storage assets and fresh water sources. Production from natural gas wells will naturally decline over time. The amount of natural gas reserves underlying these wells may also be less than anticipated, and the rate at which production from these reserves declines may be greater than anticipated. Additionally, producers may determine in the future that drilling activities in areas outside of EQM's current areas of operations are strategically more attractive to them due to the price environment for natural gas or other reasons. A further reduction in the natural gas volumes supplied by producers could result in reduced throughput on EQM's systems and adversely impact its ability to sustain and grow its operations and maintain quarterly cash distributions to its unitholders, including us.

Accordingly, maintaining or increasing the contracted capacity or the volume of natural gas gathered, transported and stored on EQM's systems and cash flows associated therewith, is substantially dependent on EQM's customers continually accessing additional reserves of natural gas.

The primary factors affecting EQM's ability to obtain non-dedicated sources of natural gas include the level of successful drilling activity near EQM's systems and EQM's ability to compete for volumes from successful new wells, and most development areas in EQM's area of operation are already dedicated to EQM or one of its competitors. While EQT has dedicated production from certain of its leased properties to EQM, EQM has no control over the level of drilling activity in its areas of operation, the amount of reserves associated with wells connected to EQM's gathering systems or the rate at which production from a well declines. In addition, EQM has no control over EQT or other producers or their drilling or production decisions, which are affected by, among other things, the availability and cost of capital, producers focus on generating free cash flow and/or delevering, prevailing and projected energy prices, demand for hydrocarbons, levels of reserves, the producers’ contractual obligations to EQM and other midstream companies, geological considerations, environmental or other governmental regulations, the availability of drilling permits, the availability of drilling rigs and crews, and other production and development costs.

Fluctuations in energy prices can also greatly affect the development of new natural gas reserves. In general terms, the prices of natural gas, oil and other hydrocarbon products fluctuate in response to certain factors such as those described under the heading “EQM depends on EQT for a substantial majority of its revenues and future growth. Therefore, EQM is subject to the business risks of EQT, and any further decrease in EQT's drilling or completion activity could adversely affect EQM's business and operating results." For example, the daily spot prices for NYMEX Henry Hub natural gas ranged from a high of $4.25 per MMBtu to a low of $2.02 per MMBtu from January 1, 2019 through December 31, 2019. Low natural gas prices, particularly in the Appalachian Basin, have had a negative impact on exploration, development and production activity and on utilization of EQM’s systems and, if sustained, could lead to a material decrease in such activity and further decreases in such utilization. Because of these factors, even if new natural gas reserves are known to exist in areas served by EQM's assets, producers may choose not to develop those reserves. Moreover, EQT and other producers may not develop the acreage they have dedicated to EQM. If reductions in drilling activity result in EQM's inability to maintain levels of contracted capacity and throughput, it could reduce EQM's revenue and impair its ability to make quarterly cash distributions to its unitholders, including us.

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

If new supplies of natural gas are not obtained to replace the natural decline in volumes from existing supply basins in EQM's areas of operation, or if natural gas supplies are diverted to serve other markets, the overall volume of natural gas gathered, transported and stored on EQM's systems would decline, which could have a material adverse effect on EQM's business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.

The regulatory approval process for the construction of new midstream assets is challenging, and recent decisions by regulatory and judicial authorities in pending proceedings could impact EQM's or the MVP Joint Venture's ability to obtain all approvals and authorizations necessary to complete certain projects on the projected time frame or at all or EQM's ability to achieve the expected investment returns on the projects.

Certain of EQM's internal growth projects require regulatory approval from federal, state and/or local authorities prior to construction, including any extensions from or additions to its transmission and storage system. The approval process for storage and transportation projects has become increasingly challenging, due in part to state and local concerns related to exploration and production, transmission and gathering activities in production areas, including the Marcellus and Utica Shales, and negative public perception regarding the oil and gas industry, including major pipeline projects like the MVP and MVP Southgate. Such authorization may not be granted or, if granted, such authorization may include burdensome or expensive conditions.

In addition, any significant delays in the regulatory approval process for the MVP project could increase costs and negatively impact the targeted in-service date for the MVP project of late 2020, which in turn could adversely affect the ability for the MVP Joint Venture and its owners, including EQM, to achieve the expected investment return. The MVP project is subject to several challenges that must be resolved before the MVP project can be completed, as described in more detail in "Item 3. Legal Proceedings."

Although the MVP Joint Venture is actively defending the relevant agency actions and judicial challenges to the project, and is in active dialogue with all of the affected agencies to resolve these issues and restore the affected permits, there is no guarantee as to how long the agency proceedings and judicial challenges will take to resolve, or whether the MVP Joint Venture will ultimately succeed in restoring the permits in their issued form or within the MVP Joint Venture's targeted time frame for placing the project in service. Additionally, as the MVP project nears completion, we anticipate increased opposition from activists in the form of lawsuits, intervention in regulatory proceedings and otherwise, which may be focused on the few remaining portions of the project. Such focused opposition may make it increasingly difficult to complete the project and place it in service within the targeted time frame or at all. These and other challenges could adversely affect EQM's business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.

Following the MVP in-service date, the gathering fees payable by EQT to EQM (or its affiliates) set forth in the EQT Global GGA are subject to potential reductions for certain contract years set forth in the EQT Global GGA, conditioned upon the in-service date of the MVP, which provide for estimated aggregate fee relief of $270 million in the first year after the in-service date of the MVP, $230 million in the second year after the in-service date of the MVP and $35 million in the third year after the in-service date of the MVP. In addition, if the MVP in-service date has not occurred by January 1, 2022, EQT has an option, exercisable for a period of twelve months, to forgo $145 million of the gathering fee relief in the first year after the MVP in-service date and $90 million of the gathering fee relief in the second year after the MVP in-service date in exchange for a cash payment from EQM to EQT in the amount of $196 million. Any further delay in the MVP in-service date may prevent the Company from achieving the anticipated benefits associated with the execution of the EQT Global GGA. See "EQT Global GGA" in Note 18 for additional information.

EQM's natural gas gathering, transmission and storage services are subject to extensive regulation by federal, state and local regulatory authorities. Changes or additional regulatory measures adopted by such authorities could have a material adverse effect on EQM's business, financial condition, results of operations, liquidity and ability to make distributions.

EQM's interstate natural gas transmission and storage operations are regulated by the FERC under the NGA and the NGPA and the regulations, rules and policies promulgated under those and other statutes. Certain portions of EQM's gathering operations are also rate-regulated by the FERC in connection with its interstate transmission operations. EQM's FERC-regulated systems operate pursuant to tariffs approved by the FERC that establish rates, cost recovery mechanisms and terms and conditions of service to its customers. Generally, the FERC's authority extends to:

•	rates and charges for EQM's natural gas transmission and storage and FERC-regulated gathering services;

•	certification and construction of new interstate transmission and storage facilities;

•	abandonment of interstate transmission and storage services and facilities and certificated gathering facilities;

•	maintenance of accounts and records;

•	relationships between pipelines and certain affiliates;

•	terms and conditions of services and service contracts with customers;

•	depreciation and amortization policies;

•	acquisitions and dispositions of interstate transmission and storage facilities; and

•	initiation and discontinuation of interstate transmission and storage services.

Interstate pipelines may not charge rates or impose terms and conditions of service that, upon review by the FERC, are found to be unjust or unreasonable, unduly discriminatory or preferential. The recourse rate that may be charged by EQM's interstate pipeline for its transmission and storage services is established through the FERC's ratemaking process. Alternatively, where authorized by FERC, EQM may charge market-based rates.

Pursuant to the NGA, existing interstate transmission and storage rates, terms and conditions of service, and contracts may be challenged by complaint and are subject to prospective change by the FERC. Additionally, rate increases, changes to terms and conditions of service and contracts proposed by a regulated interstate pipeline may be protested and such actions can be delayed and may ultimately be rejected by the FERC. EQM currently holds authority from the FERC to charge and collect (i) "recourse rates," which are the maximum rates an interstate pipeline may charge for its services under its tariff, (ii) "discount rates," which are rates below the "recourse rates" and above a minimum level, (iii) "negotiated rates," which involve rates above or below the "recourse rates," provided that the affected customers are willing to agree to such rates and that the FERC has approved the negotiated rate agreement, and (iv) market-based rates for some of EQM's storage services from which EQM derives a small portion of its revenues. As of December 31, 2019, approximately 96% of its contracted firm transmission capacity was subscribed by customers under negotiated rate agreements under its tariff, rather than recourse, discount or market rate contracts. There can be no guarantee that EQM will be allowed to continue to operate under such rate structures for the remainder of those assets' operating lives. Any successful challenge against rates charged for EQM's transmission and storage services could have a material adverse effect on its business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.

While the FERC does not generally regulate the rates and terms of service over facilities determined to be performing a natural gas gathering function, the FERC has traditionally regulated rates charged by interstate pipelines for gathering services performed on the pipeline's own gathering facilities when those gathering services are performed in connection with jurisdictional interstate transmission services. EQM maintains rates and terms of service in its tariff for unbundled gathering services performed on a portion of its gathering facilities that are connected to its transmission and storage system. Just as with rates and terms of service for transmission and storage services, EQM's rates and terms of services for its FERC-regulated gathering services may be challenged by complaint and are subject to prospective change by the FERC.

The FERC's jurisdiction extends to the certification and construction of interstate transmission and storage facilities, including, but not limited to, acquisitions, facility replacements and upgrades, expansions, and abandonment of facilities and services. While the FERC exercises jurisdiction over the rates and terms of service for EQM's FERC-regulated gathering services, these gathering facilities may not be subject to the FERC's certification and construction authority. Prior to commencing construction of new or existing interstate transmission and storage facilities, an interstate pipeline must obtain a certificate authorizing the construction, or file to amend its existing certificate, from the FERC. On April 19, 2018, the FERC issued a Notice of Inquiry seeking information regarding whether, and if so how, it should revise its approach under its currently effective policy statement on the certification of new natural gas transportation facilities. The formal comment period in this proceeding closed on July 25, 2018. We cannot currently predict when the FERC will issue an order in the Notice of Inquiry proceeding or what action the FERC may take in any such order. If the FERC changes its existing certificate policy, it could impact EQM's ability to construct interstate pipeline facilities. Further, typically a significant expansion project requires review by a number of governmental agencies, including state and local agencies, whose cooperation is important in completing the regulatory process on schedule. Any agency's delay in the issuance of, or refusal to issue, authorizations or permits for one or more of these projects may mean that EQM will not be able to pursue these projects or that they will be constructed in a manner or with capital requirements that EQM did not anticipate. Such delays, refusals or resulting modifications to projects could materially and negatively impact the revenues and costs expected from these projects or cause EQM to abandon planned projects.

FERC regulations also extend to the terms and conditions set forth in agreements for transmission and storage services executed between interstate pipelines and their customers. These service agreements are required to conform, in all material respects, with the forms of service agreements set forth in the pipeline's FERC-approved tariff. Non-conforming agreements must be filed with, and accepted by, the FERC. In the event that the FERC finds that an agreement is materially non-conforming, in whole or in part, it could reject or require EQM to seek modification of the agreement, or alternatively require EQM to modify its tariff so that the non-conforming provisions are generally available to all customers or class of customers.

On March 15, 2018, the FERC issued an order generally disallowing master limited partnership (MLP) owned pipelines from including an allowance for income taxes in their cost-of-service based recourse rates. Under its prior policy, the FERC had permitted all interstate pipelines to include an income tax allowance in the cost-of-service used as the basis for calculating their regulated recourse rates. The new policy did not establish a binding rule automatically disallowing income tax allowances in current FERC-approved rates, but rather provided notice of the FERC's general policy and intended course of action in future proceedings. On July 18, 2018, the FERC issued an order directed at natural gas pipelines that clarified its March 15, 2018 order, stating that an MLP will not be precluded in a future proceeding from making a claim that it is entitled to an income tax allowance based on a demonstration that its recovery of an income tax allowance does not result in a “double-recovery of investors’ income tax costs.” The July 18, 2018 order also clarified the treatment of ADIT. Challenges to these orders are currently pending in a consolidated proceeding before the U.S. Court of Appeals for the District of Columbia Circuit. On October 17, 2018, an intervenor filed a motion to hold the proceeding in abeyance. On October 24, 2018, the

FERC filed a motion to dismiss the proceeding. On January 31, 2019, the court denied the motion to hold the proceeding in abeyance and ordered that the motion to dismiss be referred to the panel to which the merits proceeding is assigned. Briefing on the merits was concluded on February 19, 2020, and the court scheduled oral arguments for April 3, 2020. We cannot currently predict when the court will act on the broader proceeding, or what actions the court may take. Also, on July 18, 2018, the FERC issued Order No. 849, adopting regulations requiring that natural gas pipelines make a one-time report, Form 501-G. For MLP-owned pipelines, the Form 501-G report was to calculate, among other things, an earned rate of return on equity that addresses any potential over-recovery of their cost of service arising from the general disallowance of the income tax allowance and the ADIT clarification. On December 28, 2018, Equitrans, L.P. filed its Form 501-G with the FERC. During the second quarter of 2019, EQM reached a settlement with all of its firm recourse rate transmission customers related to its FERC Form 501-G report. The FERC approved the settlement and terminated Equitrans, L.P.’s Form No. 501-G proceeding during the second quarter of 2019. We cannot determine whether the FERC or any customer will initiate a rate case against us as a result of Equitrans, L.P.'s Form 501-G filing or for any other reason.

Any changes to the FERC’s policies regarding the natural gas industry may have an impact on EQM, including the FERC's approach to pro-competitive policies as it considers matters such as interstate pipeline rates and rules and policies that may affect rights of access to natural gas transmission capacity and transmission and storage facilities.

Section 1(b) of the NGA exempts certain natural gas gathering facilities from regulation by the FERC under the NGA. We believe that EQM's high-pressure natural gas gathering pipelines meet the traditional tests the FERC has used to establish a pipeline's status as an exempt gatherer not subject to regulation as a jurisdictional natural gas company, although the FERC has not made a formal determination with respect to the jurisdictional status of those facilities. However, the distinction between FERC-regulated transmission services and federally unregulated gathering services is often the subject of litigation within the industry, so the classification and regulation of EQM's high-pressure gathering systems are subject to change based on future determinations by the FERC, the courts or the U.S. Congress.

Failure to comply with applicable provisions of the NGA, the NGPA, federal pipeline safety laws and certain other laws, as well as with the regulations, rules, orders, restrictions and conditions associated with these laws, could result in the imposition of administrative and criminal remedies and civil penalties. For example, the FERC is authorized to impose civil penalties of up to approximately $1.3 million per violation, per day for violations of the NGA, the NGPA or the rules, regulations, restrictions, conditions and orders promulgated under those statutes. This maximum penalty authority established by statute will continue to be adjusted periodically for inflation.

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

On February 26, 2020, EQM entered into the EQT Global GGA with EQT for the provision by EQM of gas gathering services to EQT in the Marcellus and Utica Shales of Pennsylvania and West Virginia. See “EQT Global GGA” in Note 18 for additional information.

One of EQM's exposures to market risk occurs at the time its existing contracts expire and are subject to renegotiation and renewal. Based on total projected contractual revenues, including projected contractual revenues from future capacity expected from expansion projects that are not yet fully constructed for which EQM has executed firm contracts, EQM's firm gathering contracts and firm transmission and storage contracts had weighted average remaining terms of approximately 11 years and 14 years, respectively, as of December 31, 2019. The extension or replacement of existing contracts, depends on a number of factors beyond EQM's control, including:

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

Any failure to extend or replace a significant portion of EQM's existing contracts, or extending or replacing them at unfavorable or lower rates or with lower or no associated firm reservation fee revenues, could have a material adverse effect on EQM's business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.

Additionally, the execution of the EQT Global GGA was based upon assumptions that our management and management of the EQM General Partner believed appropriate at the time of execution. If any of the assumptions fail to occur, or if actual results differ from these assumptions, we may not achieve the anticipated benefits associated with the execution of the EQT Global GGA. Failure to achieve the anticipated benefits associated with the EQT Global GGA will have a negative impact on our business, financial condition, results of operations, liquidity and ability to pay dividends.

The lack of diversification of EQM's assets and geographic locations could adversely affect its ability to make distributions to its unitholders, including us.

EQM relies exclusively on revenues generated from its gathering, transmission and storage and water systems, substantially all of which are located in the Appalachian Basin in Pennsylvania, West Virginia and Ohio. Due to EQM's lack of diversification in assets and geographic location, an adverse development in these businesses or EQM's areas of operations, including adverse developments due to catastrophic events, weather, regulatory action, local prices, producer liquidity and decreases in demand for natural gas, specifically dry gas, from the Appalachian Basin could have a more significant impact on EQM's results of operations and distributable cash flow to its unitholders, including us, than if EQM maintained more diverse assets and locations (including, without limitation, as a result of an increase in associated natural gas produced from oil wells in other formations such as the Permian Basin).

The demand for the services provided by EQM's water services business could decline as a result of several factors.

EQM's water service business includes fresh water distribution for use in EQM's customers' natural gas, NGL and oil exploration and production activities. Water is an essential component of natural gas, NGL and oil production during the drilling, and in particular, the hydraulic fracturing process. As a result, the demand for EQM's fresh water distribution and produced water handling services is tied to the level of drilling and completion activity of EQM's customers, including EQT (which is currently and anticipated to continue to be EQM's primary customer for such services). More specifically, the demand for EQM's water distribution and produced water handling services could be adversely affected by any further reduction in or slowing of EQT's or other customers' well completions, any reduction in produced water attributable to completion activity, or the extent to which EQT or other customers complete wells with shorter lateral lengths, which would lessen the volume of fresh water required for completion activity. In addition, increased regulation of hydraulic fracturing could result in reductions or delays in natural gas, NGL and oil production by EQM's water service customers, which could reduce the number of wells for which EQM provides water services.

The availability of EQM’s water supply may be limited due to reasons including, but not limited to, prolonged drought, difficulty obtaining permits or regulatory delays associated with infrastructure development. Restrictions on the ability to obtain water, changes in wastewater disposal requirements, or changes in the regulation of water withdrawal and use may incentivize water recycling efforts by oil and natural gas producers, which could decrease the demand for EQM's fresh water distribution services.

EQM may not be able to increase its customer throughput and resulting revenue due to competition and other factors, which could limit its ability to grow.

Part of EQM's growth strategy includes diversifying its customer base by identifying opportunities to offer services to parties other than EQT. For example, the Bolt-on Acquisition provides opportunities for producer diversification. For the years ended December 31, 2019, 2018 and 2017, EQT accounted for approximately 72%, 80% and 88%, respectively, of EQM's gathering revenues and approximately 56%, 54% and 54%, respectively, of EQM's transmission and storage revenues. For the years ended December 31, 2019 and 2018 and for the period from November 13, 2017 through December 31, 2017, EQT accounted for approximately 89%, 93% and 99% of EQM's water service revenues, respectively. EQT accounted for approximately 69%, 74% and 74% of EQM's total revenues for the years ended December 31, 2019, 2018 and 2017, respectively. EQM's ability to increase its customer-subscribed capacity and throughput and resulting revenue is subject to numerous factors beyond its control, including competition from third-party producers' existing contractual obligations to competitors and the extent to which EQM has available capacity when shippers require it. To the extent that EQM lacks available capacity on its systems for volumes, it may not be able to compete effectively with third-party systems for additional natural gas production in its areas of operation.

EQM's efforts to attract new customers or larger commitments from existing customers may be adversely affected by EQM's desire to provide services pursuant to long-term firm contracts and contracts with MVCs. EQM's potential customers may prefer to obtain services under other forms of contractual arrangements under which EQM would be required to assume direct commodity exposure.

EQM is exposed to the credit risk of its counterparties in the ordinary course of its business.

EQM is exposed to the risk of loss resulting from the nonpayment and/or nonperformance of its customers, suppliers, joint venture partners and other counterparties as further described in "Credit Risk" under Item 7A. EQM extends credit to its customers, including EQT as its largest customer, as a normal part of EQM's business. As of February 26, 2020, EQT’s public debt had sub-investment grade credit ratings of BB+ at S&P, Ba1 at Moody's, and BB at Fitch, each with a negative outlook, following downgrades at each of the rating agencies during the first quarter of 2020. While EQM has established credit policies, including assessing the creditworthiness of its customers as permitted by its FERC-approved natural gas tariffs, and may require appropriate terms or credit support from them based on the results of such assessments, including in the form of prepayments, letters of credit, or guaranties, EQM may not have adequately assessed the creditworthiness of its existing or future customers. In connection with the execution of the EQT Global GGA and the Credit Letter Agreement, amongst other things, (a) EQM agreed to relieve certain credit posting requirements for EQT, in an amount up to approximately $250 million under its commercial agreements with EQM, subject to EQT maintaining a minimum credit rating from two of three rating agencies of (i) Ba3 with Moody’s, (ii) BB- with S&P and (iii) BB- with Fitch and (b) EQM agreed to use commercially reasonable good faith efforts to negotiate similar credit support arrangements for EQT in respect of its commitments to the MVP Joint Venture. We cannot predict the extent to which the businesses of EQM's counterparties, including EQT, would be impacted if commodity prices further decline, commodity prices are depressed for a sustained period of time, or other conditions in the energy industry were to further deteriorate, nor can we estimate the impact such conditions would have on the abilities of EQM's customers to perform under their gathering, transmission and storage and water service agreements with EQM. The low commodity price environment has negatively impacted natural gas producers causing some producers in the industry significant economic stress including, in certain cases, to file for bankruptcy protection or to renegotiate contracts. To the extent one or more of EQM's counterparties, including EQT, is in financial distress or commences bankruptcy proceedings, contracts with these counterparties may be subject to renegotiation or rejection under applicable provisions of the United States Bankruptcy Code. Any resulting nonpayment and/or nonperformance by EQM's counterparties could have a material adverse effect on EQM's business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.

Increased competition from other companies that provide gathering, transmission and storage, and water services, or from alternative fuel sources, could have a negative impact on the demand for EQM's services, which could adversely affect its financial results.

EQM's ability to renew or replace existing contracts at rates sufficient to maintain current revenues and cash flows could be adversely affected by the activities of its competitors. EQM's systems compete primarily with other interstate and intrastate pipelines and storage facilities in the gathering, transmission and storage of natural gas. Some of EQM's competitors have greater financial resources, and may be better positioned to compete as the midstream industry moves towards greater consolidation, and may now, or in the future, have access to greater supplies of natural gas or water than EQM does. Some of these competitors may expand or construct gathering systems, transmission and storage systems and water systems that would create additional competition for the services EQM provides to its customers. In addition, EQM's customers may develop their own gathering, transmission or storage, or water services instead of using EQM's.

The policies of the FERC promoting competition in natural gas markets are having the effect of increasing the natural gas transmission and storage options for EQM's traditional customer base. As a result, EQM could experience some "turnback" of firm capacity as existing agreements expire. If EQM is unable to remarket this capacity or can remarket it only at substantially discounted rates compared to previous contracts, EQM may have to bear the costs associated with the turned back capacity. Increased competition could reduce the volumes of natural gas transported or stored on EQM's systems or, in cases where EQM does not have long-term firm contracts, could force EQM to lower its transmission or storage rates. Increased competition could also adversely affect demand for EQM's water services.

Further, natural gas as a fuel competes with other forms of energy available to end-users, including coal, liquid fuels and renewable and alternative energy. Increased demand for such forms of energy, particularly renewable and alternative energy, at the expense of natural gas could lead to a reduction in demand for natural gas gathering, transmission and storage, and water services.

All of these competitive pressures could make it more difficult for EQM to retain its existing customers and/or attract new customers and/or additional volumes from existing customers as EQM seeks to maintain and expand its business, which could have a material adverse effect on EQM's business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us. In addition, competition could intensify the negative impact of factors that decrease demand for natural gas in the markets served by EQM's systems, such as adverse economic conditions, weather, higher fuel costs and taxes or other governmental or regulatory actions that directly or indirectly increase the cost or limit the use of natural gas.

If third-party pipelines and other facilities interconnected to EQM's pipelines and facilities become unavailable to transport or process natural gas, EQM's revenues and cash available to make distributions to its unitholders could be adversely affected.

EQM depends on third-party pipelines and other facilities that provide receipt and delivery options to and from EQM's transmission and storage system. For example, EQM's transmission and storage system interconnects with the following interstate pipelines: Texas Eastern, Dominion Transmission, Columbia Gas Transmission, Tennessee Gas Pipeline Company, Rockies Express Pipeline LLC, National Fuel Gas Supply Corporation and ET Rover Pipeline, LLC, as well as multiple distribution companies. Similarly, EQM's gathering systems have multiple delivery interconnects to multiple interstate pipelines. In the event that EQM's access to such systems was impaired, the amount of natural gas that EQM's gathering systems can gather and transport would be adversely affected, which could reduce revenues from EQM's gathering activities as well as transmission and storage activities. Because EQM does not own these third-party pipelines or facilities, their continuing operation is not within EQM's control. If these or any other pipeline connections or facilities were to become unavailable for current or future volumes of natural gas due to repairs, damage to the facility, lack of capacity or any other reason, EQM's ability to operate efficiently and continue shipping natural gas to end markets could be restricted. Any temporary or permanent interruption at any key pipeline interconnect or facility could have a material adverse effect on EQM's business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.

Certain of the services EQM provides on its transmission and storage system are subject to long-term, fixed-price "negotiated rate" contracts that are subject to limited or no adjustment, even if EQM's cost to perform such services exceeds the revenues received from such contracts, and, as a result, EQM's costs could exceed its revenues received under such contracts, or EQM could be unable to achieve the expected investment return under such contracts.

It is possible that costs to perform services under "negotiated rate" contracts will exceed the negotiated rates EQM has agreed to provide to its customers. If this occurs, it could decrease the cash flow realized by EQM's systems and, therefore, the cash EQM has available for distribution to its unitholders, including us. Under FERC policy, a regulated service provider and a customer may mutually agree to a "negotiated rate," and that contract must be filed with and accepted by the FERC. As of December 31, 2019, approximately 96% of the contracted firm transmission capacity on EQM's system was subscribed under such "negotiated rate'' contracts. Unless the parties to these "negotiated rate" contracts agree otherwise, the contracts generally may not be adjusted to account for increased costs that could be caused by inflation or other factors relating to the specific facilities being used to perform the services.

If the tariffs governing the services EQM provides are successfully challenged, EQM could be required to reduce its tariff rates, which could have a material adverse effect on EQM's business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.

Customers, the FERC or other interested stakeholders, such as state regulatory agencies, may challenge EQM's rates offered to customers or the terms and conditions of service included in EQM's tariffs. EQM does not have an agreement in place that would prohibit customers, including EQT or its affiliates, from challenging EQM's tariffs. If any challenge were successful, among other things, the recourse rates that EQM charges on its systems could be reduced. Successful challenges could have a material adverse effect on EQM's business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us. See "EQM's natural gas gathering, transmission and storage services are subject to extensive regulation by federal, state and local regulatory authorities. Changes or additional regulatory measures adopted by such authorities could have a material adverse effect on EQM's business, financial condition, results of operations, liquidity and ability to make distributions."

If EQM does not complete expansion projects, its future growth may be limited.

EQM's ability to grow depends primarily upon its ability to complete expansion projects, including, without limitation, the MVP, MVP Southgate and Hammerhead projects, that result in an increase in the cash EQM generates. EQM may be unable to complete successful, accretive expansion projects for many reasons, including, but not limited to, the following:

•	an inability to identify attractive expansion projects;

•	an inability to obtain necessary rights-of-way, real-estate rights or permits or other government approvals, including approvals by regulatory agencies;

•	an inability to successfully integrate the infrastructure EQM builds;

•	an inability to raise financing for expansion projects on economically acceptable terms;

•	incorrect assumptions about volumes, revenues and costs, including potential growth; or

•	an inability to secure adequate customer commitments to use the newly expanded facilities.

In addition, EQM's ability to secure required permits and rights-of-way or otherwise proceed with construction of its expansion projects has been impacted by opposition from political and other activists, who may attempt to delay pipeline construction through protests, vandalism and other means, as has recently occurred with respect to the MVP.

Expanding EQM's business by constructing new midstream assets subjects EQM to risks.

Organic and greenfield growth projects are a significant component of EQM's growth strategy. The development and construction of pipelines and storage facilities involves numerous regulatory, environmental, political and legal uncertainties beyond EQM's control and requires the expenditure of significant amounts of capital. The development and construction of pipeline infrastructure and storage facilities expose EQM to construction risks such as the failure to meet customer contractual requirements, delays caused by landowners, advocacy groups or activists opposed to the natural gas industry, environmental hazards, vandalism, adverse weather conditions, the performance of third-party contractors, the lack of available skilled labor, equipment and materials and the inability to obtain necessary rights-of-way or approvals and permits from regulatory agencies on a timely basis or at all (and maintain such rights-of-way, approvals and permits once obtained). These types of projects may not be completed on schedule, at the budgeted cost or at all. Moreover, EQM's revenues may not increase for some time after completion of a particular project. For instance, EQM is required to pay construction costs generally as they are incurred but construction typically occurs over an extended period of time, and EQM will not receive revenues or material increases in revenues until the project is placed into service. Moreover, EQM may construct facilities to capture anticipated future growth in production and/or demand in a region in which such growth does not materialize. As a result, new facilities may not be able to attract enough throughput to achieve EQM's expected investment return, which could adversely affect EQM's business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.

EQM faces and will continue to face opposition to the development or operation of its pipelines and facilities from various groups.

EQM faces and will continue to face opposition to the development or operation of its pipelines and facilities from environmental groups, landowners, local and national groups, activists and other advocates. Such opposition could take many forms, including organized protests, attempts to block, vandalize or sabotage EQM's development or operations, intervention in regulatory or administrative proceedings involving its assets directly or indirectly, lawsuits, legislation or other actions designed to prevent, disrupt or delay the development or operation of its assets and business. For example, repairing EQM's pipelines often involves securing consent from individual landowners to access their property; one or more landowners may resist EQM's efforts to make needed repairs, which could lead to an interruption in the operation of the affected pipeline or other facility for a period of time that is significantly longer than would have otherwise been the case. In addition, acts of sabotage or eco-terrorism could cause significant damage or injury to people, property or the environment or lead to extended interruptions of EQM's operations. Any such event that delays or interrupts the revenues generated, or expected to be generated, by EQM's operations, or which causes it to make significant expenditures not covered by insurance, could reduce its cash available for distribution to its unitholders, including us, and, accordingly, adversely affect our financial condition and the market price of our securities.

Recently, activists concerned about the potential effects of climate change have directed their attention towards, among other things, sources of funding for fossil fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in energy-related activities. Ultimately, this could make it more difficult for exploration and production companies to secure funding for exploration and production activities, for midstream companies to secure funding for energy infrastructure related projects and/or all such companies’ ability to access capital to refinance existing debt, and consequently could both indirectly affect demand for EQM's services and directly affect its ability to fund construction or other capital projects.

EQM has entered into joint ventures, and may in the future enter into additional or modify existing joint ventures, that might restrict its operational and corporate flexibility. In addition, these joint ventures are subject to many of the same operational risks to which EQM is subject.

EQM has entered into joint ventures to construct the MVP and MVP Southgate projects and a joint venture relating to Eureka Midstream and may in the future enter into additional joint venture arrangements with third parties. Joint venture arrangements may restrict EQM's operational and corporate flexibility. Joint venture arrangements may also divert management and operating resources in a manner that is disproportionate to EQM’s ownership percentage in such ventures. Because EQM does not control all of the decisions of the MVP Joint Venture or the joint venture relating to Eureka Midstream, it may be difficult or impossible for EQM to cause these joint ventures to take actions that EQM believes would be in EQM's or the joint venture's best interests. For example, EQM cannot unilaterally cause the distribution of cash by the MVP Joint Venture or Eureka Midstream. Moreover, joint venture arrangements involve various risks and uncertainties, such as committing EQM to fund operating and/or capital expenditures, the timing and amount of which EQM may not control, and EQM's joint venture partners may not satisfy their financial obligations to the joint venture. In addition, the operations of the MVP Joint Venture, Eureka Midstream and any joint ventures we or EQM may enter into in the future are subject to many of the same operational risks to which EQM is subject to.

Acquisitions EQM may make could reduce, rather than increase, its cash generated from operations on a per unit basis.

If EQM makes acquisitions that it believes will be accretive, these acquisitions may nevertheless result in a decrease in the cash generated from operations on a per unit basis. Any acquisition involves potential risks, including, among other things:

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

Reviews of our goodwill and intangible and other long-lived assets have resulted in and could result in future significant impairment charges.

GAAP requires us to perform an assessment of goodwill at the reporting unit level for impairment at least annually and whenever events or changes in circumstance indicate that the fair value of a reporting unit is less than its carrying amount.

We may perform either a qualitative or quantitative assessment of potential impairment. Our qualitative assessment of potential impairment may result in the determination that a quantitative impairment analysis is not necessary. Under this elective process, we assess qualitative factors to determine whether the existence of events or circumstances leads us to determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, we determine that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing a quantitative analysis is not required. However, if we conclude otherwise, then we perform a quantitative impairment analysis. If we choose not to perform a qualitative assessment, or if we choose to perform a qualitative assessment but are unable to qualitatively conclude that no impairment has occurred, then we will perform a quantitative assessment. In the case of a quantitative assessment, we estimate the fair value of the reporting unit with which the goodwill is associated and compare it to the carrying value. If the estimated fair value of a reporting unit is less than its carrying value, an impairment charge is recognized for the excess of the reporting unit's carrying value over its fair value.

Assessing the recoverability of goodwill requires significant judgments and estimates by management. Fair values of goodwill are primarily estimated using discounted cash flows based on forecasts of financial results that incorporate assumptions including, but not limited to, the discount rate, terminal value factor, peer groups, control premiums and earnings before interest, taxes, depreciation and amortization multiples. All of our goodwill as of December 31, 2019 relates to businesses that were acquired and valued by EQT's management in the Rice Merger. The reporting unit to which goodwill is recorded as of December 31, 2019 is the Pennsylvania gathering assets acquired in the Rice Merger (RMP PA Gas Gathering). The Company's reporting units earn a significant portion of their revenues from volumetric-based fees, which are sensitive to changes in development plans of the Company's customers.

During the third quarter of 2019, we determined that the fair value of the Ohio gathering assets acquired in the Drop-down Transaction (Rice Retained Midstream) was greater than its carrying value; however, the carrying values of RMP PA Gas Gathering and the Ohio and West Virginia gathering assets acquired in the Bolt-on Acquisition (Eureka/Hornet) were each greater than their respective fair values. As a result, we recognized impairment of goodwill of $168.9 million and $99.2 million on RMP PA Gas Gathering and Eureka/Hornet, respectively. The non-cash impairment charge is included in the impairments of long-lived assets line on our statements of consolidated comprehensive income.

During the fourth quarter of 2019, as of the date of our annual goodwill impairment assessment, we concluded the performance of a quantitative impairment assessment was required. Factors contributing to this conclusion were the continued decline of our market capitalization in the fourth quarter and the sustained declines in producer drilling activity driven by market conditions, including natural gas prices.

Consistent with the third quarter 2019 interim goodwill impairment assessment, we used the income approach’s discounted cash flow method and the market approach’s comparable company and reference transaction methods. During our fourth quarter 2019 impairment assessment, we determined that the carrying values of RMP PA Gas Gathering and Rice Retained Midstream were each greater than their respective fair values. As a result, we recognized impairment of goodwill of $433.2 million and $150.5 million on RMP PA Gas Gathering and Rice Retained Midstream, respectively. The non-cash impairment charge is included in the impairments of long-lived assets line on our statements of consolidated comprehensive income.

We evaluate long-lived assets, including related intangibles, for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. Asset recoverability is measured by comparing the carrying value of the asset or asset group with its expected future pre-tax undiscounted cash flows. These cash flow estimates require us to make projections and assumptions for many years into the future for pricing, demand, competition, operating cost and other factors. If the carrying amount exceeds the expected future undiscounted cash flows, we recognize an impairment equal to the excess of net book value over fair value as determined by quoted market prices in active markets or present value techniques if quotes are unavailable. The determination of the fair value using present value techniques requires us to make projections and assumptions regarding the probability of a range of outcomes and the rates of interest used in the present value calculations. Any changes we make to these projections and assumptions could result in significant revisions to its evaluation of recoverability of our property, plant and equipment and the recognition of additional impairments.

If the operations or projected operating results of EQM's businesses decline significantly, we could incur additional goodwill impairment charges. Future impairment charges could be significant and could have a material adverse impact on our financial condition and results of operations for the period in which the impairment is recorded. As of December 31, 2019, we had approximately $486.7 million of goodwill (all associated with RMP PA Gas Gathering) and $8.5 billion of long-lived assets, including intangibles which will be monitored for future impairment. Management will continue to monitor and evaluate the factors underlying the fair market value of acquired businesses and assets to determine if any assessments are necessary and will take any additional impairment charges required. Moreover, the Company will be required to evaluate the provisions of the EQT Global GGA and related commercial transactions with EQT to ascertain whether such provisions may, among other things, require the Company to reevaluate its reporting units for goodwill impairment or otherwise evaluate whether any impairment indicators may be present with respect to the Company’s long-lived assets. See "EQT Global GGA" in Note 18 for additional information.

If EQM is unable to obtain needed capital or financing on satisfactory terms to fund expansions of its asset base or acquisitions, its ability to make quarterly cash distributions may be diminished or its financial leverage could increase. There is no commitment from the EQM General Partner or the Company to provide any direct or indirect financial assistance to EQM.

In order to expand EQM's asset base and complete announced expansion projects, including the MVP and MVP Southgate, EQM will need to make significant expansion capital expenditures. If EQM does not make sufficient or effective capital expenditures, it will be unable to expand its business operations, which impacts EQM's ability to pay quarterly cash distributions to its unitholders, including us.

In order to fund its capital expenditures, EQM will be required to use cash from its operations, incur borrowings or sell additional partnership units. Using cash from operations will reduce distributable cash flow to EQM's common unitholders, including us. EQM's ability to obtain bank financing or to access the capital markets for future equity or debt offerings may be limited by its financial condition at the time of any such financing or offering, its credit ratings, the covenants in EQM's debt agreements, general economic conditions, conditions in our industry, changes in law (including tax laws), and other contingencies and uncertainties that are beyond EQM's control. As of February 26, 2020, EQM and EQT had sub-investment grade credit ratings at each of Moody's, S&P and Fitch. See "A further downgrade of EQM's credit ratings, including in connection with the MVP project or changes in the credit ratings of EQT, which are determined by independent third parties, could impact EQM's liquidity, access to capital, and cost of doing business." Furthermore, market demand for equity issued by master limited partnerships has been significantly lower in recent years than it has been historically, which has made it challenging for EQM to finance its capital expenditures with the issuance of equity in the capital markets or through private placements. Additionally, global financial markets and economic conditions have been, and continue to be, volatile, especially for companies involved in the oil and gas industry. The repricing of credit risk and the recent relatively weak economic conditions in the oil and gas industry have made, and will likely continue to make, it difficult for some entities to obtain funding on favorable terms. Furthermore, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased rates, enacted tighter lending standards, refused to refinance existing debt at maturity or at all or on terms similar to the borrower’s current debt, and reduced, or in some cases, ceased to provide funding to borrowers. As a result, even if EQM is successful in obtaining funds for capital expenditures through equity or debt financings, the terms thereof could limit its ability to pay distributions to its unitholders, including us. In addition, incurring additional debt may significantly increase EQM's interest expense and financial leverage, and issuing additional partner interests may result in significant common unitholder dilution and increase the aggregate amount of cash required to maintain the then-current distribution rates, which could materially decrease EQM's ability to pay distributions at the then-current distribution rates, and our ability to pay dividends. If funding is not available to EQM when needed, or is available only on unfavorable terms, EQM may be unable to execute its business plans, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on EQM's business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us. There is no commitment from the EQM General Partner or the Company to provide any direct or indirect financial assistance to EQM.

EQM is subject to numerous hazards and operational risks.

EQM's business operations are subject to all of the inherent hazards and risks normally incidental to the gathering, transmission and storage of natural gas and performance of water services. These operating risks include, but are not limited to:

•
damage to pipelines, facilities, equipment, environmental controls and surrounding properties caused by hurricanes, earthquakes, tornadoes, abnormal amounts of rainfall, floods, fires, droughts, landslides and other natural disasters and acts of sabotage, vandalism and terrorism;

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

Negative public perception regarding EQM, MVP, MVP Southgate, other EQM projects, the midstream industry, and/or the natural gas industry in general could have an adverse effect on EQM's operations.

Negative public perception regarding EQM, the MVP, MVP Southgate, other EQM projects, the midstream industry and/or the natural gas industry in general resulting from, among other things, climate change, oil spills, the explosion of natural gas transmission and gathering lines, erosion and sedimentation issues, and general concerns raised by advocacy groups about hydraulic fracturing and pipeline projects, has led to, and may in the future lead to, increased regulatory scrutiny, which may, in turn, lead to new local, state and federal safety and environmental laws, regulations, guidelines and enforcement interpretations. See "Item 3. Legal Proceedings." These actions have caused, and may continue to cause, operational delays or restrictions, increased construction and operating costs, penalties under construction contracts, additional regulatory burdens and increased risk of litigation. As discussed under "The regulatory approval process for the construction of new midstream assets is challenging, and recent decisions by regulatory and judicial authorities in pending proceedings could impact EQM's or the MVP Joint Venture's ability to obtain all approvals and authorizations necessary to complete certain projects on the projected time frame or at all or EQM's ability to achieve the expected investment returns on the projects," there are several pending challenges to certain aspects of the MVP project that must be resolved before the MVP project can be completed. Moreover, governmental authorities exercise considerable discretion in the timing and scope of permit issuance and the public may engage in the permitting process, including through intervention in the courts. Our, EQM’s and the MVP Joint Venture’s respective reputations and public opinion regarding us, EQM, the MVP, MVP Southgate and other EQM projects may be negatively impacted by the actions and activities of other companies operating in the energy industry, particularly other energy infrastructure providers, over which we, EQM and the MVP Joint Venture have no control. In particular, public perception could be impacted by negative publicity related to pipeline incidents or unpopular expansion projects and due to opposition to the development of hydrocarbons and energy infrastructure, particularly projects involving resources that are considered to increase GHG emissions and contribute to climate change. Negative public perception could cause the permits EQM and the MVP Joint Venture need to complete the MVP and MVP Southgate projects and conduct their operations to be removed, withheld, delayed or burdened by requirements that restrict their ability to profitably conduct business or make it more difficult to obtain the real property interests EQM and the MVP Joint Venture need in order to operate their assets or complete planned growth projects, which could result in revenue loss or a reduction in EQM’s and the MVP Joint Venture’s customer bases.

Additionally, certain candidates running for President of the United States have advocated for policies that call for a complete halt on hydraulic fracturing on public and private lands. A ban on hydraulic fracturing would directly affect the commercial viability of EQM’s customers and would have a materially adverse effect on EQM's business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.

We do not insure against all potential losses and could be seriously harmed by unexpected liabilities.

EQM is not fully insured against all risks inherent in its business, including environmental accidents that might occur as well as many cyber events. In addition, EQM does not maintain business interruption insurance of the types and in amounts necessary to cover all possible risks of loss, like project delays caused by governmental action or inaction. The occurrence of any operating risks not fully covered by insurance could have a material adverse effect on EQM's business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.

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

Most of our insurance is subject to deductibles or self-insured retentions. If a significant accident or event occurs for which we are not fully insured, it could adversely affect our operations and financial condition. We may not be able to maintain or obtain insurance for ourselves and our affiliates, including EQM, of the types and in the amounts we desire at reasonable rates, and we may elect to self-insure a portion of our asset portfolio. The insurance coverage we have obtained or may obtain may contain large deductibles or fail to cover certain hazards or cover all potential losses. In addition, for pre-Distribution losses, we share insurance coverage with EQT, and we will remain responsible for payment of any deductible or self-insured amounts under those insurance policies. To the extent we experience a pre-Distribution loss that would be covered under EQT's insurance policies, our ability to collect under those policies may be reduced to the extent EQT erodes the limits under those policies.

Terrorist or cyber security attacks or threats thereof aimed at EQM's pipelines or facilities or surrounding areas and new laws and regulations governing data privacy could adversely affect EQM and us.

Our business has become increasingly dependent upon digital technologies, including information systems, infrastructure and cloud applications, to operate our assets, and the maintenance of our financial and other records has long been dependent upon such technologies. The U.S. government has issued public warnings that indicate that energy assets might be specific targets of cyber security threats. Deliberate attacks on, or unintentional events affecting, our systems or infrastructure, the systems or infrastructure of third parties or the cloud could lead to corruption or loss of our proprietary data and potentially sensitive data, delays in delivery of natural gas and NGLs, difficulty in completing and settling transactions, challenges in maintaining our books and records, communication interruptions, environmental damage, personal injury, property damage and other operational disruptions, as well as damage to our reputation, financial condition and cash flows. Further, as cyber incidents continue to evolve, we may be required to expend additional resources to continue to modify or enhance its protective measures or to investigate and remediate any vulnerability to cyber incidents. In addition, new U.S. laws and regulations governing data privacy and the unauthorized disclosure of personal information may potentially elevate our compliance costs. Any failure by us or EQM to comply with these laws and regulations, including as a result of a cyber incident, could result in significant penalties and liability to us or EQM. Additionally, if we acquire a company that has violated or is not in compliance with applicable data protection laws, we may incur significant liabilities and penalties as a result.

EQM is subject to stringent environmental laws and regulations that may expose it to significant costs and liabilities.

EQM's operations are regulated extensively at the federal, state and local levels. Laws, regulations and other legal requirements have increased the cost to plan, design, install, operate and abandon gathering, transmission and water systems and pipelines. Environmental, health and safety legal requirements govern discharges of substances into the air, water and ground; the management and disposal of hazardous substances and wastes; the clean-up of contaminated sites; groundwater quality and availability; plant and wildlife protection; locations available for pipeline construction; environmental impact studies and assessments prior to permitting; restoration of properties after construction or operations are completed; pipeline safety (including replacement requirements); and work practices related to employee health and safety. Compliance with the laws, regulations and other legal requirements applicable to EQM's business, including delays in obtaining permits or other government approvals, may increase EQM's cost of doing business, result in delays or restrictions in the performance of operations due to the need to obtain additional or more detailed permits or other governmental approvals or even cause EQM not to pursue a project. For example, the Department of Interior’s U.S. Fish and Wildlife Service (FWS) continues to receive hundreds of petitions to consider listing of additional species as endangered or threatened and is being regularly sued or threatened with lawsuits to address these petitions. Some of these legal actions may result in the listing of species located in areas in which EQM operates. Such designations of previously unprotected species as being endangered or threatened, or the designation of previously unprotected areas as a critical habitat for such species, can result in increased costs, construction delays, restrictions in EQM's operations or abandonment of projects. Listing of aquatic species could potentially affect water supplies or delay related infrastructure development. As discussed under "The regulatory approval process for the construction of new midstream assets is challenging, and recent decisions by regulatory and judicial authorities in pending proceedings could impact EQM's or the MVP Joint Venture's ability to obtain all approvals and authorizations necessary to complete certain projects on the projected time frame or at all or EQM's ability to achieve the expected investment returns on the projects," there are several pending challenges to certain aspects of the MVP project, including to the MVP Joint Venture’s Biological Opinion and Incidental Take Statement issued by FWS which was approved in November 2017. See the discussion of the litigation and regulatory-related delays in "Item 3. Legal Proceedings." In addition, compliance with laws, regulations or other legal requirements could subject EQM to claims for personal injuries, property damage and other damages. EQM's failure to comply with the laws, regulations and other legal requirements applicable to its business, even if as a result of factors beyond its control, could result in the suspension or termination of its operations and subject EQM to administrative, civil and criminal penalties and damages.

Laws, regulations and other legal requirements are constantly changing, and implementation of compliant processes in response to such changes could be costly and time consuming. For example, in October 2015, the EPA revised the NAAQS for ozone from 75 parts per billion for the current 8-hour primary and secondary ozone standards to 70 parts per billion for both standards. The EPA may designate the areas in which EQM operates as nonattainment areas. States that contain any areas designated as nonattainment areas will be required to develop implementation plans demonstrating how the areas will attain the applicable standard within a prescribed period of time. These plans may require the installation of additional equipment to control emissions. In addition, in May 2016, the EPA finalized rules that impose volatile organic compound emissions limits (and collaterally reduce methane emissions) on certain types of compressors and pneumatic pumps, as well as requiring the development and implementation of leak monitoring plans for compressor stations. The EPA finalized amendments to some requirements in these standards in March 2018 and September 2018, including rescission of certain requirements and revisions to other requirements such as fugitive emissions monitoring frequency. Compliance with these or other new regulations could, among other things, require installation of new emission controls on some of EQM's equipment, result in longer permitting timelines, and significantly increase EQM's capital expenditures and operating costs, which could adversely impact EQM's business. In addition to periodic changes to air, water and waste laws, as well as recent EPA initiatives to impose climate change-based air regulations on industry, the U.S. Congress and various states have been evaluating climate-related legislation and other regulatory initiatives that would further restrict emissions of GHGs, including methane (a primary component of natural gas) and carbon dioxide (a byproduct of burning natural gas). Several states are also pursuing similar measures to regulate emissions of GHGs from new and existing sources. If implemented, such GHG restrictions may result in additional compliance obligations with respect to, or taxes on the release, capture and use of, GHGs that could have an adverse effect on EQM's operations.

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

Climate change and related legislation, regulatory initiatives and litigation could result in increased operating costs and reduced demand for the services EQM provides.

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
In addition, in 2015, the U.S., Canada, and the U.K. participated in the United Nations Conference on Climate Change, which led to the creation of the Paris Agreement. The Paris Agreement, which was signed by the U.S. in April 2016, requires countries to review and “represent a progression” in their intended nationally determined contributions (which set GHG emission reduction goals) every five years beginning in 2020. While the current U.S. administration announced its intent to withdraw from the Paris Agreement in June 2017, under the agreement’s terms the earliest the U.S. can withdraw is 2020. There are no guarantees that the agreement will not be re-implemented in the U.S., or re-implemented in part by specific U.S. states or local governments. The U.S. Congress, along with federal and state agencies, has also considered measures to reduce the emissions of GHGs. Legislation or regulation that restricts carbon emissions could increase EQM's cost of environmental compliance by requiring it to install new equipment to reduce emissions from larger facilities and/or, depending on any future legislation, purchase emission allowances. The effect of climate change legislation or regulation on EQM’s business is currently uncertain. If EQM incurs additional costs to comply with such legislation or regulations, it may not be able to pass on the higher costs to its customers or recover all the costs related to complying with such requirements and any such recovery may depend on events beyond EQM’s control, including the outcome of future rate proceedings before the FERC or state regulatory agencies and the provisions of any final legislation or implementing regulations. EQM’s future results of operations, cash flows or financial condition could be adversely affected if such costs are not recovered through regulated rates or otherwise passed on to its customers. Additionally, EQM’s customers or suppliers may also be affected by legislation or regulation, which may adversely impact their drilling schedules and production volumes and reduce the volumes delivered to EQM and demand for its services. Climate change and GHG legislation or regulation could delay or otherwise negatively affect efforts to obtain and maintain permits and other regulatory approvals for existing and new facilities, impose additional monitoring and reporting requirements or adversely affect demand for the natural gas EQM gathers, transports and stores. The effect on EQM of any new legislative or regulatory measures will depend on the particular provisions that are ultimately adopted.

Furthermore, certain scientific studies conclude that increasing concentrations of GHGs in the Earth’s atmosphere may effect climate changes, which could result in the increased severity of storms, floods and other climatic events. If any such effects occur, there may be adverse effects on EQM’s assets and operations.

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

Changes to pipeline safety laws and regulations that result in more stringent or costly safety standards could have a significant adverse effect on EQM and similarly situated midstream operators. For example, in April 2016, PHMSA published a notice of proposed rulemaking addressing several integrity management topics and proposing new requirements to address safety issues for natural gas transmission and gathering lines. The proposed rule would strengthen existing integrity management requirements, expand assessment and repair requirements to pipelines in areas with medium population densities and extend regulatory requirements to onshore gas gathering lines that are currently exempt. This rule has not been finalized. Further, in June 2016, then-President Obama signed the 2016 Pipeline Safety Act that extended PHMSA's statutory mandate under prior legislation through 2019. Although a reauthorization bill extending PHMSA's statutory mandate until 2023 was introduced in 2019, Congress did not pass the bill in 2019 and PHMSA is operating under a continuing resolution until a new bill is passed. In addition, the 2016 Pipeline Safety Act empowered PHMSA to address imminent hazards by imposing emergency restrictions, prohibitions and safety measures on owners and operators of gas or hazardous liquid pipeline facilities without prior notice or an opportunity for a hearing and also required PHMSA to develop new safety standards for natural gas storage facilities by June 2018. Pursuant to those provisions of the 2016 Pipeline Safety Act, PHMSA issued two Interim Final Rules in October 2016 and December 2016 that expanded the agency's authority to impose emergency restrictions, prohibitions and safety measures and strengthened the rules related to underground natural gas storage facilities, including well integrity, wellbore tubing and casing integrity. The December 2016 Interim Final Rule, relating to underground gas storage facilities, went into effect in January 2017. PHMSA determined, however, that it will not issue enforcement citations to any operators for violations of provisions of the December 2016 Interim Final Rule that had previously been non-mandatory provisions of American Petroleum Institute Recommended Practices 1170 and 1171 until one year after PHMSA issues a final rule. Although PHMSA issued a press release in January 2020 stating that it has submitted a final rule for publication, as of the filing of this Annual Report on Form 10-K, the final rule has not yet been published or made publicly available. On October 19, 2017, PHMSA formally reopened the comment period in response to a petition for reconsideration. This matter remains ongoing and subject to future PHMSA determinations. Additionally, in January 2017, PHMSA announced a new final rule regarding hazardous liquid pipelines, which increases the quality and frequency of tests that assess the condition of pipelines, requires operators to annually evaluate the existing protective measures in place for pipeline segments in HCAs, extends certain leak detection requirements for hazardous liquid pipelines not located in HCAs, and expands the list of conditions that require immediate repair. However, it is unclear when or if this rule will go into effect because, on January 20, 2017, the Trump Administration requested that all regulations that had been sent to the Office of the Federal Register, but were not yet published, be immediately withdrawn for further review. Accordingly, this rule has not become effective through publication in the Federal Register. PHMSA published three final rules on pipeline safety: Enhanced Emergency Order Procedures; Safety of Hazardous Liquid Pipelines; and Safety of Gas Transmission Pipelines: Maximum Allowable Operating Pressure Reconfirmation, Expansion of Assessment Requirements, and Other Related Amendments. The Enhanced Emergency Order Procedures rule, which became effective on December 2, 2019, implements an existing statutory authorization for PHMSA to issue emergency orders related to pipeline safety if an unsafe condition or practice, or a combination of unsafe conditions and practices, constitutes, or is causing an imminent hazard. The Safety of Hazardous Liquid Pipelines rule, which goes into effect on July 1, 2020, expands PHMSA’s regulation of the safety of hazardous liquid pipelines by extending reporting requirements to certain hazardous liquid, gravity flow and rural gathering pipelines, establishing new requirements for integrity management programs for hazardous liquid pipelines in HCAs and certain onshore hazardous liquid pipelines located outside of HCAs, extending leak detection requirements to all non-gathering hazardous liquid pipelines, requiring new or replaced pipelines to be designed and built to accommodate in-line inspection devices, and requiring operators to inspect affected pipelines following an extreme weather event or natural disaster so they may address any resulting damage. The Safety of Gas Transmissions Pipelines rule, which goes into effect on July 1, 2020, requires operators of certain gas transmission pipelines that have been tested or that have inadequate records to determine the material strength of their lines by reconfirming the Maximum Allowable Operating Pressure, and establishes a new Moderate Consequence Area for determining regulatory requirements for gas transmission pipeline segments outside of HCAs. The rule also establishes new requirements for conducting baseline assessments, incorporates into the regulations industry standards and guidelines regarding design, construction and in-line inspections, and new requirements for data integration and risk analysis in integrity management programs, including seismicity, manufacturing and construction defects, and crack and crack-like defects, and includes several requirements that allow operators to notify PHMSA of proposed alternative approaches to achieving the objectives of the minimum safety standards. EQM is in the process of assessing the impact of these rules on its future costs of operations and revenue from operations.

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

Should EQM fail to comply with DOT regulations adopted under authority granted to PHMSA, it could be subject to penalties and fines. PHMSA has the authority to impose civil penalties for pipeline safety violations up to a maximum of approximately $210,000 per day for each violation and approximately $2.1 million for a related series of violations. This maximum penalty authority established by statute will continue to be adjusted periodically to account for inflation. In addition, EQM may be required to comply with new safety regulations and make additional maintenance capital expenditures in the future for similar regulatory compliance initiatives that are not reflected in its forecasted maintenance capital expenditures.

The adoption of legislation relating to hydraulic fracturing and the enactment of new or increased severance taxes and impact fees on natural gas production could cause EQM's current and potential customers to reduce the number of wells they drill in the Marcellus and Utica Shales or curtail production of existing wells. If reductions are significant for those or other reasons, the reductions would have a material adverse effect on EQM's business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.

EQM's assets are primarily located in the Marcellus Shale fairway in southwestern Pennsylvania and northern West Virginia and the Utica Shale fairway in eastern Ohio, and a substantial majority of the production that EQM receives from customers is produced from wells completed using hydraulic fracturing. Hydraulic fracturing is an important and commonly used process in the completion of oil and gas wells, particularly in unconventional resource plays like the Marcellus and Utica Shales. Hydraulic fracturing is typically regulated by state oil and gas commissions and similar agencies, but several federal agencies have asserted regulatory authority over aspects of the process, including the EPA, which finalized effluent limit guidelines allowing zero discharge of waste water from shale gas extraction operations to a publicly owned treatment plant in 2016 in addition to existing limits on direct discharges. Additionally, in response to increased public concern regarding the alleged potential impacts of hydraulic fracturing, the EPA has asserted federal regulatory authority pursuant to the federal Safe Drinking Water Act (SDWA) over certain hydraulic fracturing activities involving the use of diesel fuels and published permitting guidance in February 2014 addressing the performance of such activities using diesel fuels. The federal Bureau of Land Management (BLM) has also asserted regulatory authority over aspects of the process, and issued a final rule in March 2015 that established more stringent standards for performing hydraulic fracturing on federal and Indian lands. The BLM rule was struck down by a federal court in Wyoming in June 2016, but was reinstated on appeal by the Tenth Circuit in September 2017. While this appeal was pending, BLM proposed a rulemaking in July 2017 to rescind these rules in their entirety. BLM published a final rule rescinding the 2015 rules in December 2017. However, other federal or state agencies may look to the BLM rule in developing new regulations that could apply to EQM's operations.

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

Furthermore, the tax laws, rules and regulations that affect EQM's customers are subject to change. For example, Pennsylvania's governor has in recent legislative sessions proposed legislation to impose a state severance tax on the extraction of natural resources, including natural gas produced from the Marcellus and Utica Shale formations, either in replacement of or in addition to the existing state impact fee. Pennsylvania’s legislature has not thus far advanced any of the governor’s severance tax proposals; however, severance tax legislation may continue to be proposed in future legislative sessions. Any such tax increase or change could adversely impact the earnings, cash flows and financial position of EQM's customers and cause them to reduce their drilling in the areas in which EQM operates.

EQM's exposure to direct commodity price risk may increase in the future.

For the years ended December 31, 2019, 2018 and 2017, approximately 58%, 54% and 84%, respectively, of EQM's revenues were generated from firm reservation fees. The decrease from 2017 to 2018 reflects the inclusion of RMP's gathering systems for a full year compared to the period from November 13, 2017 through December 31, 2017, as RMP's gathering systems are not supported by contracts with firm reservation fee components. Rather, all of RMP's gathering revenues are generated under long-term interruptible service contracts. As a result, following the Rice Merger, EQM has greater exposure to short- and medium-term declines in volumes of gas produced and gathered on its systems. Although EQM intends to execute long-term firm contracts with new customers in the future, its efforts to obtain such contractual terms may not be successful. Most of EQM's water service agreements are volumetric in nature and therefore are more sensitive to fluctuations in commodity prices and downturns in production by EQM's customers in the future. In addition, EQM may acquire or develop additional midstream assets in the future that do not provide services primarily based on capacity reservation charges or other fixed fee arrangements and therefore have a greater exposure to fluctuations in commodity price risk than its current operations. Exposure to the volatility of natural gas prices, including regional basis differentials, as a result of EQM's contracts could have a material adverse effect on its business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.

See “EQT Global GGA” and “Water Services Letter Agreement” in Note 18 regarding additional MVCs on gathering and water services from EQT.

EQM does not own all of the land on which its pipelines and facilities are located, which could disrupt its operations and future development.

EQM does not own all of the land on which its pipelines and facilities have been constructed, and it is therefore subject to the possibility of more onerous terms, and/or increased costs or delays, to retain necessary land use if it does not have valid rights-of-way, if such rights-of-way lapse or terminate or if its facilities are not properly located within the boundaries of such rights-of-way. Although many of these rights are perpetual in nature, EQM occasionally obtains the rights to construct and operate its pipelines on land owned by third parties and governmental agencies for a specific period of time. If EQM were to be unsuccessful in negotiating or renegotiating rights-of-way, it might have to institute condemnation proceedings on its FERC-regulated assets or relocate its facilities for non-regulated assets. A loss of rights-of-way or a relocation could have a material adverse effect on EQM's business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us. Additionally, even when EQM owns an interest in the land on which its pipelines and facilities have been constructed, agreements with correlative rights owners may require EQM to relocate pipelines and facilities, shut in storage facilities to facilitate the development of the correlative rights owners' estate, or pay the correlative rights owners the lost value of their estate if they are not willing to accommodate development.

EQM's significant indebtedness, and any future indebtedness, as well as the restrictions under EQM's and its subsidiaries’ debt agreements, could adversely affect its operating flexibility, business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us.

EQM's and Eureka Midstream’s respective debt agreements contain various covenants and restrictive provisions that limit EQM's and Eureka Midstream’s, as applicable, ability to, among other things:

•	incur or guarantee additional debt;

•	make distributions on or redeem or repurchase units;

•	incur or permit liens on assets;

•	enter into certain types of transactions with affiliates;

•	enter into certain mergers or acquisitions; and

•	dispose of all or substantially all of their respective assets.

In October 2018, EQM amended and restated its credit facility to increase the borrowing capacity from $1 billion to $3 billion and extend the term to October 2023 (the EQM Credit Facility). In August 2019, EQM entered into a term loan agreement that provided for unsecured term loans in an aggregate principal amount of $1.4 billion (the 2019 EQM Term Loan Agreement), which term loans mature in August 2022. Additionally, Eureka Midstream, LLC (Eureka), a wholly-owned subsidiary of Eureka Midstream, has a $400 million senior secured revolving credit facility that matures in August 2021. The EQM Credit Facility and 2019 EQM Term Loan Agreement each contain a covenant requiring EQM to maintain a consolidated leverage ratio of not more than 5.00 to 1.00 (or not more than 5.50 to 1.00 for certain measurement periods following the consummation of certain acquisitions). Under Eureka’s credit facility, Eureka is required to maintain a consolidated leverage ratio of not more than 4.75 to 1.00 (or not more than 5.25 to 1.00 for certain measurement periods following the consummation of certain acquisitions). Additionally, as of the end of any fiscal quarter, Eureka may not permit the ratio of consolidated EBITDA (as defined in the Eureka credit facility) for the four fiscal quarters then ending to consolidated interest charges to be less than 2.50 to 1.00. EQM's and Eureka’s ability to meet these covenants can be affected by events beyond their respective control and EQM cannot assure its unitholders that it or Eureka will meet these covenants. In addition, the EQM Credit Facility, the 2019 EQM Term Loan Agreement and the Eureka credit facility each contain events of default customary for such facilities, including the occurrence of a change of control. Furthermore, in June 2018, EQM issued senior unsecured notes in an aggregate principal amount of $2.5 billion, consisting of $1.1 billion in aggregate principal amount of its 4.75% senior notes due 2023, $850 million in aggregate principal amount of its 5.50% senior notes due 2028, and its $550 million in aggregate principal amount of its 6.50% senior notes due 2048.

The provisions of EQM's debt agreements may affect EQM's ability to obtain future financing and pursue attractive business opportunities and its flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of EQM's debt agreements could result in an event of default, which could enable EQM's creditors to, subject to the terms and conditions of the applicable agreement, declare any outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment of EQM's debt is accelerated, EQM's assets may be insufficient to repay such debt in full, and its unitholders and our shareholders could experience a partial or total loss of their investments. The EQM Credit Facility and 2019 EQM Term Loan Agreement also have cross default provisions that apply to any other indebtedness EQM may have with an aggregate principal amount in excess of $25 million.

EQM and its subsidiaries may in the future incur additional debt. EQM's and its subsidiaries’ levels of debt could have important consequences to EQM, including the following:

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

EQM's and its subsidiaries’ ability to service their respective debts will depend upon, among other things, their future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond their control. If EQM's operating results are not sufficient to service its current or future indebtedness, EQM will be forced to take actions such as reducing distributions, reducing or delaying its business activities, acquisitions, investments or capital expenditures, selling assets or seeking additional equity capital. EQM may not be able to effect any of these actions on satisfactory terms or at all.

See the description of the "Intercompany Loan" in Note 18.

EQM's substantial indebtedness and the additional debt EQM and/or its subsidiaries will incur in the future for, among other things, working capital, capital expenditures, capital contributions to the MVP Joint Venture, acquisitions or operating activities may adversely affect EQM's liquidity and therefore its ability to make quarterly cash distributions to its unitholders, including us.

In addition, EQM's significant indebtedness may be viewed negatively by credit rating agencies, which could result in increased costs for EQM or us to access the capital markets. Any future additional downgrade of the debt issued by EQM or its subsidiaries could significantly increase its capital costs or adversely affect EQM's or our ability to raise capital in the future.

A further downgrade of EQM's credit ratings, including in connection with the MVP project or changes in the credit ratings of EQT, which are determined by independent third parties, could impact EQM's liquidity, access to capital, and costs of doing business.

On January 31, 2020, Moody's affirmed EQM's Ba1 credit rating but changed its outlook from stable to negative, citing uncertainty around the MVP project and EQT's weakening credit profile. Further, on February 4, 2020, S&P downgraded EQM to a BB+ rating, with a negative outlook, from a BBB- rating, citing a downgrade of EQT's credit rating from BBB- to BB+, with a negative outlook, on February 3, 2020, as well as pressure on EQM's leverage metrics and distribution coverage, as the principle reasons for the ratings action. On February 27, 2020, S&P further downgraded EQM to a BB rating, with a stable outlook, from BB+, with a negative outlook, citing increased leverage as a result of the announcement of the EQM Merger as the rationale for taking action on our credit rating. On February 18, 2020, Fitch downgraded EQM to a BB rating, with a negative outlook, from a BBB- rating, citing a downgrade of EQT's credit rating from BBB- to BB, with a negative outlook, on February 14, 2020, as well as uncertainty around the MVP project, as the principal reasons for the ratings action. If any credit rating agency further downgrades EQM's credit ratings, including for reasons relating to the MVP project, EQM's leverage or the credit ratings of our customers (including EQT), EQM's access to credit markets may be limited, EQM's borrowing costs could increase, and EQM may be required to provide additional credit assurances in support of commercial agreements, such as joint venture agreements and, if applicable, construction contracts, the amount of which may be substantial. As a result of the downgrades, EQM was obligated to deliver additional credit support to the MVP Joint Venture, which includes letters of credit in the amounts of approximately $220.2 million and $14.2 million with respect to the MVP project and the MVP Southgate project, respectively.

In order to be considered investment grade, EQM must be rated Baa3 or higher by Moody's, BBB- or higher by S&P and BBB- or higher by Fitch. EQM's non-investment grade credit ratings by Moody's, S&P and Fitch and any future downgrade has resulted in greater borrowing costs, including under the EQM Credit Facility and 2019 EQM Term Loan Agreement and increased collateral requirements, including under the MVP Joint Venture’s limited liability company agreement, than would be available to EQM if its credit ratings were investment grade. EQM's ability to access capital markets could also be limited by economic, market or other disruptions. A further increase in the level of EQM's indebtedness, future delays in the MVP project or increases in such project’s costs or further deterioration in the credit ratings of EQM’s customers in the future may result in further downgrades in the ratings that are assigned to its debt. Credit rating agencies perform an independent analysis when assigning credit ratings. This analysis includes a number of criteria such as business composition, market and operational risks, as well as various financial tests. Credit rating agencies continue to review the criteria for industry sectors and various debt ratings and may make changes to those criteria from time to time. Credit ratings are subject to revision or withdrawal at any time by the ratings agencies.
Any further downgrade could also lead to higher borrowing costs on our current and for future borrowings and could require:

•	additional or more restrictive covenants that impose operating and financial restrictions on EQM and its subsidiaries;

•	EQM's subsidiaries to guarantee such debt and certain other debt; and

•	EQM and its subsidiaries to provide collateral to secure such debt.
Any increase in EQM's financing costs or additional or more restrictive covenants resulting from a credit rating downgrade could adversely affect our ability to finance future operations. If a credit rating downgrade and the resultant collateral requirement were to occur at a time when EQM is experiencing significant working capital requirements or otherwise lacked liquidity, EQM's results of operations could be adversely affected.

Changes in the method of determining the London Interbank Offered Rate, or the replacement of the London Interbank Offered Rate with an alternative reference rate, may adversely affect interest expense related to outstanding debt.

Amounts drawn under our and EQM's respective credit facilities may bear interest at rates based on the London Interbank Offered Rate (LIBOR). On July 27, 2017, the Financial Conduct Authority in the United Kingdom announced that it would phase out LIBOR as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. Our and EQM's respective credit facilities provide for mechanisms to amend the facilities to reflect the establishment of an alternative rate of interest upon the occurrence of certain events related to the phase-out of LIBOR. However, we and EQM have not yet pursued any technical amendments or other contractual alternatives to address this matter and are currently evaluating the impact of the potential replacement of the LIBOR interest rate. In addition, the overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR. Uncertainty as to the nature of such potential phase-out and alternative reference rates or disruption in the financial market could have a material adverse impact on our financial condition, liquidity and results of operations.

Risks Related to an Investment in Us

We own our only cash-generating assets through our ownership interests in EQM. Because of this structure, our cash flow is completely dependent upon quarterly cash distributions from EQM to its partners, including us.

Our cash flow and liquidity depends primarily on EQM's cash flow and ability to make quarterly distributions to us as partners of EQM. EQM may make cash distributions during periods when EQM records a loss for financial reporting purposes and may not make cash distributions during periods when EQM records net earnings for financial reporting purposes.

The amount of cash that EQM can distribute each quarter to its partners, including us, principally depends upon the amount of cash EQM generates from its operations, which will fluctuate from quarter to quarter based on, among other things:

•	the rates EQM charges for EQM's gathering, transmission, storage and water services;

•
the level of EQM’s MVCs, firm gathering, transmission and storage capacity sold and the volumes of natural gas EQM gathers, transports and stores for its customers and EQM’s ability to provide produced water handling services, the volume of water delivered to, or stored for, EQM’s customers and the cost of water;

•	EQM’s ability to successfully implement or execute on its business plan;

•
regional, domestic and foreign supply (including, without limitation, associated natural gas produced from oil wells in other formations such as the Permian Basin) and perceptions of supply of natural gas; the level of demand and perceptions of demand in EQM's end-use markets (which may be met or otherwise affected by production of associated gas and the availability of such gas in EQM’s end-use markets); and actual and anticipated future prices of natural gas and other commodities (and the volatility thereof), which may affect, among other things, production volumes, customer financial health, and EQM's ability to renew and replace firm gathering, transmission and storage, and water services agreements;

•	the effect of seasonal variations in temperature on the amount of natural gas that EQM gathers, transports and stores and the amount of water EQM delivers;

•	the level of competition from other midstream energy companies in EQM's geographic markets;

•	the creditworthiness and defaults, if any, of EQM's customers, including EQT;

•	restrictions contained in EQM's joint venture agreements;

•	the amount and timing of distributions, if any, received by EQM under its joint venture agreements;

•	the level of EQM's operating and maintenance and general and administrative costs;

•	the availability and price of alternative and competing fuel sources, and the rates of growth of alternative energy sources and consumer adoption of alternative energy sources relative to natural gas;

•
regulatory action affecting the supply of, or demand for, natural gas, the rates EQM can charge on its assets, how EQM contracts for services, EQM's existing contracts, EQM's operating costs and EQM's operating flexibility;

•
natural disasters, weather-related delays, casualty losses, third-party opposition to EQM’s operations in the form of protests, sabotage, intervention in regulatory or administrative proceedings, or lawsuits, and other matters beyond our or EQM’s control;

•	the ultimate terms of renegotiation of EQM’s commercial contracts with EQT and timing of the completion, if any, of such negotiations; and

•	prevailing market conditions.

In addition, the actual amount of cash EQM will have available for distribution will depend on other factors, including:

•	EQM’s cash flows, including cash flow from operations and working capital borrowings;

•	the level and timing of capital expenditures and capital contributions EQM makes;

•	the level of EQM’s operating and maintenance and general and administrative expenses;

•
EQM's ability to successfully identify and consummate joint ventures and other transactions, including strategic acquisitions, if any, and to successfully integrate those acquisitions into EQM's business;

•	the cost of EQM’s acquisitions, if any;

•	EQM's and its subsidiaries’ respective debt service requirements and other liabilities;

•	distributions to the holders of EQM Series A Preferred Units;

•	fluctuations in EQM's working capital needs;

•	liquidity and financing requirements, including EQM's ability to borrow funds and access capital markets on satisfactory terms or at all;

•	restrictions on distributions contained in EQM's and its subsidiaries’ respective debt and joint venture agreements;

•	the amount of EQM's cash reserves; and

•	other business risks affecting EQM's cash levels.

Because of these factors, EQM may not have sufficient available cash (as defined in EQM's partnership agreement) each quarter to pay quarterly distributions and may not be able to make cash distributions during periods when it records net income for financial accounting purposes. On February 27, 2020, EQM announced its intention to reduce its quarterly distribution from $1.16 per unit to $0.3875 per unit, a decrease of approximately 67% per unit, in connection with the announcement of the EQM Merger, commencing with the first quarter 2020 distribution. On February 27, 2020, the Company also announced its intention to reduce its quarterly dividend from $0.45 per share to $0.15 per share, a decrease of approximately 67% per share, in connection with the announcement of the EQM Merger, commencing with the first quarter 2020 dividend.

Please read "Item 1A. Risk Factors - Risks Related to EQM's Business" for a discussion on risks affecting EQM's ability to generate cash flow.

EQM’s Series A Preferred Units have rights, preferences and privileges that are not held by, and are preferential to the rights of, holders of EQM common units, including us.

EQM’s Series A Preferred Units rank senior to the EQM common units with respect to distribution rights and rights upon liquidation. These preferences could adversely affect the market price for EQM common units or could make it more difficult for us or EQM to sell EQM common units in the future.

In addition, until the conversion of the EQM Series A Preferred Units into EQM common units or their redemption in connection with a change of control, holders of the EQM Series A Preferred Units will receive cumulative quarterly distributions initially at a fixed rate of $1.0364 per EQM Series A Preferred Unit per quarter for the first twenty distribution periods following the Private Placement (the “initial distribution period”) and thereafter the quarterly distributions on the Series A Preferred Units will be an amount per Series A Preferred Unit for such quarter equal to (i) the Series A Preferred Unit purchase price of $48.77 per such unit, multiplied by (ii) a percentage equal to the sum of (A) the greater of (x) the 3-month LIBOR as of the second London banking day prior to the beginning of the applicable quarter and (y) 2.59%, and (B) 6.90%, multiplied by (iii) 25%. EQM is not permitted to pay any distributions on any junior securities, including on any of the EQM common units, prior to paying the quarterly distribution payable on the EQM Series A Preferred Units, including any previously accrued and unpaid distributions. In addition, because the distribution rate on the EQM Series A Preferred Units will become a floating rate following the initial distribution period, EQM is unable to predict the amount of such distributions. EQM’s obligation to pay distributions on the EQM Series A Preferred Units could impact EQM’s liquidity and reduce the amount of cash flow available for working capital, capital expenditures, growth opportunities, acquisitions, distributions on junior securities, including on the EQM common units, and other general partnership purposes. EQM’s obligations to the holders of the EQM Series A Preferred Units could also limit EQM’s ability to obtain additional financing or increase its borrowing costs, which could have an adverse effect on EQM’s financial condition.

See EQM Merger in Note 18 for the treatment of the Series A Preferred Units in connection with the EQM Merger.

EQM may issue additional EQM common units and, subject to certain limitations, other equity interests ranking equal or junior to the EQM Series A Preferred Units without unitholder approval, which would dilute the existing ownership interests of EQM’s common unitholders, including us, and increase the risk that EQM will not have sufficient available cash to maintain its current cash distribution level.

EQM’s partnership agreement does not limit the number of additional limited partner interests that, with respect to distributions on such partnership interests and distributions upon the liquidation, dissolution and winding up of EQM, rank junior to the EQM Series A Preferred Units, including the EQM common units and Class B units, that EQM may issue at any time without the approval of its unitholders. Subject to certain limited exceptions, the issuance of additional EQM Series A Preferred Units and partnership interests that rank equal to or senior to the EQM Series A Preferred Units requires the consent of the holders of two-thirds (66 2/3%) of the outstanding EQM Series A Preferred Units. The issuance by EQM of additional EQM common units or other equity securities of equal or senior rank would have the following effects:

•	EQM’s existing unitholders' proportionate ownership interest in EQM would decrease;

•	the amount of distributable cash flow on each unit may decrease;

•	EQM’s ability to maintain its current cash distribution level may be adversely affected;

•	the ratio of taxable income to distributions may increase;

•	the relative voting strength of each previously outstanding unit will be diminished; and

•	the market price of EQM common units may decline.

The value of our stock price has a correlation with the value of the EQM limited partner interests that we hold. Additional EQM limited partner interest issuances will have a dilutive effect on EQM's earnings per unit, which could adversely affect the market price of EQM's common units. If EQM were to issue additional limited partner interests, it would have a dilutive effect on our economic interests in EQM. Additionally, any conversion of EQM Series A Preferred Units to EQM common units, whether at the holders’ election or at EQM’s election, would increase the number of EQM common units outstanding, which in turn may impact the amount of any distributions paid in respect of the EQM common unitholders, including us.

The terms of the EQM Series A Preferred Units contain covenants that may limit EQM’s business flexibility.

Following completion of the EQM Merger, EQM's common units will no longer be publicly traded.

The terms of the EQM Series A Preferred Units contain covenants that prevent EQM from taking certain actions without the approval of the holders of two-thirds (66 2/3%) of the outstanding EQM Series A Preferred Units, voting as a separate class. The need to obtain the approval of holders of the EQM Series A Preferred Units before taking these actions could impede

EQM’s ability to take certain actions that management or the Board of Directors of the EQM General Partner may consider to be in the best interests of EQM’s unitholders, including us.

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

See "EQM Merger" in Note 18 for the treatment of the Series A Preferred Units in connection with the EQM Merger.

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

We own, directly or indirectly, a 59.9% limited partner interest in EQM, which consists of 117,245,455 EQM common units and 7,000,000 Class B units (excluding the Series A Preferred Units). Accordingly, the value of our investment in EQM, as well as the anticipated after-tax economic benefit of an investment in our shares, depends largely on EQM being treated as a partnership for federal income tax purposes, which requires that 90% or more of EQM's gross income for every taxable year consist of qualifying income, as defined in Section 7704 of the Code.

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

If EQM was treated as a corporation for federal income tax purposes, EQM would pay federal income tax on its taxable income at the corporate tax rate, which is currently 21.0%, and would likely pay state income taxes at varying rates. Distributions to EQM's partners (including us) would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to EQM's partners. Because a tax would be imposed upon EQM as a corporation, its cash available for distribution would be substantially reduced. Therefore, treatment of EQM as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to us, likely causing a substantial reduction in the value of our shares.

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

federal income tax laws that may be applied retroactively or prospectively could make it more difficult or impossible to meet the expectation of future cash distributions or reduce the cash available for dividends to our shareholders. For example, from time to time, members of the U.S. Congress propose and consider such substantive changes to the existing federal income tax laws that affect publicly traded partnerships. If enacted, the proposals could eliminate the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which EQM relies for its treatment as a partnership for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted, but it is possible that a change in law could affect EQM and may, if enacted, be applied retroactively. Any such changes could negatively impact the value of our investments in EQM, and therefore our shares.

Following completion of the EQM Merger, EQM's common units will no longer be publicly traded.

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

Pursuant to the Bipartisan Budget Act of 2015, if the IRS makes audit adjustments to EQM's income tax return for tax years beginning after 2017, the IRS (and some states) may assess and collect any resulting taxes (including any applicable interest and penalties) directly from EQM. EQM will have a limited ability to shift any such tax liability to its general partner and unitholders, including us, in accordance with their interests in EQM during the year under audit, but there can be no assurance that EQM will be able to (or will choose to) do so under all circumstances, or that EQM will be able to (or will choose to) effect corresponding shifts in state income or similar tax liability resulting from the IRS adjustment in states in which EQM does business in the year under audit or in the adjustment year. If EQM makes payments of taxes, penalties and interest resulting from audit adjustments, EQM may require its unitholders, including us, and potentially former unitholders to reimburse it for such payment or, if EQM is required to bear such payment, EQM's cash available for distribution to its unitholders, including us, might be substantially reduced. Additionally, EQM may be required to allocate an adjustment disproportionately among its unitholders, causing its publicly traded units to have different capital accounts, which could negatively impact the value of our investment in EQM, unless the IRS issues further guidance.

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

The credit and risk profile of EQM affect our credit ratings and risk profile, and any adverse changes in EQM's credit and risk profile could increase our borrowing costs or hinder our ability to raise capital.

The credit and business risk profiles of EQM are considered in credit evaluations of us. For example, on February 4, 2020, S&P downgraded EQM's credit rating from BBB- to BB+. As a result, S&P also downgraded our credit rating on February 4, 2020 from BB to BB- citing EQM's downgrade as the rationale for taking action on our rating. On February 27, 2020, S&P further downgraded EQM to a BB rating, with a stable outlook, from BB+, with a negative outlook, citing increased leverage as a result of the announcement of the EQM Merger as the rationale for taking action on our credit rating. However, S&P upgraded the Company's credit rating to BB, with a stable outlook, from BB-, with a negative outlook, citing the single economic entity that will result from the EQM Merger as the rationale for taking action on our credit rating. Further, on February 18, 2020,

Fitch downgraded EQM to a BB rating, with a negative outlook, from a BBB- rating, citing a downgrade of EQT's credit rating from BBB- to BB, with a negative outlook, as well as uncertainty around the MVP project, as principal reasons for the rating action. Fitch also downgraded the Company's credit rating from BB to B+ with a negative outlook to credit rating and the credit rating specifically related to its term loan B from BB to B with a negative outlook. This is because our only cash-generating assets are our ownership interests in EQM, and our cash flow is therefore completely dependent upon the ability of EQM to make quarterly cash distributions to its partners, including us. Due to our relationship with EQM, our ability to access the capital markets, or the pricing or other terms of any capital markets transactions, may be adversely affected by any impairments to EQM's financial condition, including the degree of its financial leverage, further adverse changes in its credit ratings and the level of its distributions to its unitholders. Any material limitations on our ability to access capital as a result of adverse changes at EQM could limit our ability to obtain future financing under favorable terms, or at all, or could result in increased financing costs in the future. Similarly, material adverse changes at EQM could negatively impact our share price, limiting our ability to raise capital through equity issuances or debt financing, could negatively affect our ability to engage in, expand or pursue our business activities, and could also prevent us from engaging in certain transactions that might otherwise be considered beneficial to us. On February 27, 2020, EQM announced its intention to reduce its quarterly distribution from $1.16 per unit to $0.3875 per unit, a decrease of approximately 67% per unit, in connection with the announcement of the EQM Merger, commencing with the first quarter 2020 distribution. See Note 18 for additional information regarding the EQM Merger.

If EQM's unitholders remove the EQM General Partner, we would lose our ability to manage EQM and could face substantial repayment obligations under our credit facilities.

We currently manage EQM through the EQM General Partner, our wholly-owned subsidiary and the general partner of EQM. EQM's partnership agreement, however, gives unitholders of EQM the right to remove the EQM General Partner upon the affirmative vote of holders of 66 2⁄3% of EQM's outstanding units, including the EQM Series A Preferred Units and Class B units voting together with the EQM common units as a single class. If the EQM General Partner were to be removed as general partner of EQM, we would lose our ability to manage EQM. If we lose our ability to manage EQM, the successor general partner of EQM could change EQM's operations in a manner that could have a material impact on EQM's financial condition, liquidity and results of operations and may also reduce distributions to EQM's unitholders, all of which could have a material impact on our financial condition, liquidity and results of operations. A reduction in EQM's distributions will adversely affect the amount of cash distributions we receive and our ability to declare dividends to our shareholders.

Our stock price may fluctuate significantly.

The market price of our common stock may decline or fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

•	actual or anticipated fluctuations in our or EQM's operating results;

•	declines, or flat or slow growth, in the production of natural gas by EQT and other customers in EQM's areas of operation;

•	declining operating revenues derived from EQM's core business;

•	any further delays to the MVP in-service date or further MVP cost increases;

•	delays in MVP Southgate in-service date or MVP Southgate cost increases;

•	the gain or loss of significant customers;

•	additions or departures of key personnel;

•	the operating and stock price performance of companies that investors deem comparable to us;

•	changes in the regulatory and legal environment under which we operate;

•	increasing growth in the production of associated natural gas in other formations such as the Permian Basin and the supply of such gas to EQM’s end-use markets;

•	market conditions in the oil-and-gas industry and domestic and worldwide economy as a whole;

•	the effect of commodity prices on our or EQM’s business;

•	changes in recommendations by securities analysts;

•	news reports relating to trends, concerns and other issues in the energy, gas and water industries;

•	new technology used, or services offered, by competitors;

•	perceptions in the marketplace regarding us, our competitors, our customers and our industry;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

•	failure to identify or integrate acquisitions or realize anticipated benefits from acquisitions, business combinations, strategic partnerships or joint ventures;

•	changes in our, EQM's or our customers’ (including EQT's) respective credit ratings and access to capital;

•	defaults, if any, of EQM's customers, including EQT;

•	additional investments from third parties;

•	dividend and distribution amounts and timing and rates; and

•	issuance of additional shares of our common stock.

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, could also cause our stock price to decrease regardless of operating results.

Our stock price may be adversely affected by dispositions or anticipated dispositions of our common stock by significant shareholders, including EQT.

Following the Distribution, EQT retained 19.9% of the outstanding shares of our common stock. In October 2019, EQT publicly disclosed that it plans to dispose of all of our common stock that it retained after the Distribution by mid-2020, which may include dispositions through one or more subsequent exchanges for debt or a sale of such shares for cash as soon as practical following the Distribution consistent with the business reasons for the retention of those shares, but in no event later than five years after the Distribution. Any disposition by EQT, or any other significant shareholder, of our common stock in the public market, or the perception that such dispositions could occur, could adversely affect prevailing market prices for our common stock.

See Share Purchase Agreements in Note 18.

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

•
an increase in the cash needs of EQM or its subsidiaries that reduces EQM's distributions, including as a result of an increase in EQM's and its subsidiaries’ debt service requirements, distributions to the holders of EQM Series A Preferred Units and/or other liabilities.

On February 27, 2020, EQM announced its intention to reduce its quarterly distribution from $1.16 per unit to $0.3875 per unit, a decrease of approximately 67% per unit, in connection with the announcement of the EQM Merger, commencing with the first quarter 2020 distribution. On February 27, 2020, the Company also announced its intention to reduce its quarterly dividend from $0.45 per share to $0.15 per share, a decrease of approximately 67% per share, in connection with the announcement of the EQM Merger, commencing with the first quarter 2020 dividend.

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

Our ability to service our debt will depend principally on receiving distributions from EQM which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our or EQM's control. See "- Risks Related to EQM's Business."

See Note 18 for a description of the "Intercompany Loan".

We cannot guarantee the timing, amount or payment of dividends on our common stock.

Although we expect to pay regular cash dividends, the timing, declaration, amount and payment of future dividends to shareholders will fall within the discretion of our Board of Directors (the Board). The Board's decisions regarding the payment of dividends will depend on many factors, such as our financial condition, earnings, capital requirements, the in-service dates of significant EQM growth projects, any debt service obligations and covenants associated with such debt service obligations, industry practice, legal requirements, regulatory constraints and other factors that the Board deems relevant.

Because our only source of operating cash flow consists of cash distributions from EQM, the amount of dividends we are able to pay to our shareholders may fluctuate based on the level of distributions EQM makes to its partners, including us. We cannot assure you that EQM will continue to make quarterly cash distributions at its most recently announced fourth quarter 2019 distribution amount of $1.16 per unit or any other amount. In addition, while we may expect to increase or decrease dividends to our shareholders if EQM were to increase or decrease distributions to unitholders, the timing and amount of such changes in dividends, if any, would not necessarily be comparable to the timing and amount of any changes in distributions made by EQM to us. Various factors, such as reserves established by the Board of Directors of the EQM General Partner, may affect the distributions EQM makes to its unitholders, including us. In addition, prior to making any distributions to its unitholders, EQM will reimburse the EQM General Partner and its affiliates for all direct and indirect expenses incurred by us and certain of our affiliates on its behalf. The EQM General Partner will determine the amount of these reimbursed expenses. The reimbursement of these expenses could adversely affect the amount of distributions EQM makes to its unitholders, including us.

On February 27, 2020, EQM announced its intention to reduce its quarterly distribution from $1.16 per unit to $0.3875 per unit, a decrease of approximately 67% per unit, in connection with the announcement of the EQM Merger, commencing with the first quarter 2020 distribution. On February 27, 2020, the Company also announced its intention to reduce its quarterly dividend from $0.45 per share to $0.15 per share, a decrease of approximately 67% per share, in connection with the announcement of the EQM Merger, commencing with the first quarter 2020 dividend.

Your percentage of ownership in us may be diluted in the future.

Your percentage ownership in us may be diluted because of equity awards that we grant to our directors, officers and employees or otherwise as a result of equity issuances for acquisitions or capital market transactions. Our Management

Development and Compensation Committee and the Company's Board of Directors have authority to grant share-based awards to our employees under our employee benefit plans. Such awards will have a dilutive effect on our earnings per share, which could adversely affect the market price of our common stock. From time to time, we will issue share-based awards to our employees under our employee benefits plans.

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

For a discussion of dilution as a result of the EQM Merger, see "Risks Related to the Merger of the Company and EQM."

Anti-takeover provisions contained in our Amended and Restated Articles of Incorporation and Second Amended and Restated Bylaws, as well as provisions of Pennsylvania law, could impair an attempt to acquire us.

Our Amended and Restated Articles of Incorporation and Second Amended and Restated Bylaws contain provisions that could have the effect of rendering more difficult or discouraging an acquisition of us deemed undesirable by our Board. These include provisions:

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

Any provision of our Amended and Restated Articles of Incorporation or Second Amended and Restated Bylaws or Pennsylvania law that has the effect of delaying or deterring a change in control of us could limit the opportunity for our shareholders to receive a premium for their shares of our common stock and also could affect the price that some investors are willing to pay for our common stock.

Our Second Amended and Restated Bylaws designate the state and federal courts sitting in the judicial district of the Commonwealth of Pennsylvania, County of Allegheny, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders, which could discourage lawsuits against us and our directors and officers.

Our Second Amended and Restated Bylaws provide that, unless our Board otherwise determines, the state and federal courts sitting in the judicial district of the Commonwealth of Pennsylvania, County of Allegheny, will be the sole and exclusive forum for any derivative action or proceeding brought on behalf of us, any action asserting a claim of breach of a fiduciary duty owed by any director or officer or other employee of ours to us or our shareholders, any action asserting a claim against us or any director or officer or other employee of us arising pursuant to any provision of the PBCL or our Amended and Restated Articles of Incorporation or Second Amended and Restated Bylaws or any action asserting a claim against us or any director or officer or other employee of ours governed by the internal affairs doctrine. The choice of forum provision set forth in our Second Amended and Restated Bylaws does not apply to actions arising under the Securities Act or the Exchange Act.
When applicable, this exclusive forum provision may limit the ability of our shareholders to bring a claim in a judicial forum that such shareholders find favorable for disputes with us or our directors or officers, which may discourage such lawsuits against us and our directors and officers. Alternatively, if a court outside of Pennsylvania were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, results of operations and financial condition.

The loss of key personnel could adversely affect our ability to execute our strategic, operational and financial plans.

Our operations are dependent upon key management and technical personnel, and one or more of these individuals could leave our employment. The unexpected loss of the services of one or more of these individuals could have a detrimental effect on us. In addition, the success of our operations will depend, in part, on our ability to identify, attract, develop and retain experienced personnel. There is competition within our industry for experienced technical personnel and certain other professionals, which could increase the costs associated with identifying, attracting and retaining such personnel. If we cannot identify, attract, develop and retain technical and professional personnel and our ability to compete could be harmed.

We may experience difficulties with implementation and operation of our new enterprise resource planning software solution.

We are in the process of implementing a new enterprise resource planning (ERP) system. We are committing significant resources to implementation activities and the system software. Our ERP system is critical to our financial reporting and ability to establish effective controls and execute critical business processes. The transition to our new ERP system may be disruptive to our business if the ERP system, which is to be done in phases, does not work as planned or if we experience issues relating to the implementation. Such disruptions could impact our ability to provide important information to our management, send invoices and track payments, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results or otherwise operate our business. In addition, we may experience periodic or prolonged disruption of our financial functions arising out of the implementation and conversion, general use of the system, other periodic upgrades or updates, or other external factors that are outside of our control. Additionally, if the system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or ability to assess it adequately could be delayed. This ERP system and our other information technology systems may be vulnerable to data breaches, cyber-attacks or fraud.

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

See Note 18 for a description of the EQM Merger and the Share Purchases.

The directors and officers of the EQM General Partner have duties to manage EQM in a manner that is beneficial to us as the EQM General Partner's indirect owner. At the same time, the EQM General Partner, as the general partner of EQM, has a duty to manage EQM in a manner beneficial to EQM and its limited partners.

Additionally, our officers and directors have duties to manage our business in a manner beneficial to us and our shareholders. However, two of our directors are also directors of the EQM General Partner, and four of our executive officers are also executive officers and/or directors of the EQM General Partner, each of whom has duties to manage the businesses of EQM in a manner beneficial to EQM, and its unitholders. Consequently, these directors and officers may encounter situations in which their obligations to EQM and/or the EQM General Partner, as applicable, on the one hand, and us, on the other hand, are in conflict.

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

We beneficially own 117,245,455 EQM common units and 7,000,000 EQM Class B units, all of which are unregistered and restricted securities, within the meaning of Rule 144 under the Securities Act. Unless we exercise our registration rights with respect to our EQM common units, we will be limited in our ability to sell our EQM common units, and we are limited in our ability to sell our EQM Class B units, in the public market.

Following completion of the EQM Merger, EQM's common units will no longer be publicly traded.

Risks Related to the Separation

We have only operated as an independent company since November 12, 2018, and our historical and pro forma financial information is not necessarily representative of the results that we would have achieved or will achieve as a separate, publicly traded company and may not be a reliable indicator of our future results.

The historical and pro forma financial information included in this Annual Report on Form 10-K for periods prior to November 12, 2018, refers to our business as operated by and integrated with EQT and was derived from the consolidated financial statements and accounting records of EQT. Accordingly, the historical and pro forma financial information for dates prior to November 12, 2018 do not necessarily reflect the financial condition, results of operations and cash flows that we would have achieved as a separate, publicly traded company during the periods presented, or those that we will achieve in the future, primarily as a result of the factors described below:

•
Prior to the Separation, our business was operated by EQT as part of its broader corporate organization, rather than as an independent company. EQT and certain of its affiliates performed certain corporate functions for us. Our historical and pro forma financial results prior to the Separation reflect allocations of corporate expenses from EQT for such functions that are less than similar expenses we incur as a separate publicly traded company.

•
Leading up to and continuing since the Separation, certain key employees in the corporate services functions have faced sustained periods of unusually high utilization in an effort to pursue and implement our operating priorities and strategies as an independent public company. If we are unable to attract, develop and retain qualified employees to support the various functions of our business, including by providing effective development opportunities and other forms of rewards and recognition, such periods of high utilization may have an adverse effect on employee engagement and attrition and may lead to increased potential for error or an inability to timely complete tasks, which may in turn negatively impact our results of operations and financial condition.

•
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act) and are required to prepare our financial statements according to the rules and regulations required by the SEC. Complying with these requirements has resulted in significant costs to us and required and will require us to divert substantial resources, including management time, from other activities.

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

It was a condition to the Distribution that (i) a private letter ruling from the IRS regarding the qualification of the Distribution, together with certain related transactions, as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code and certain other U.S. federal income tax matters relating to the Separation and Distribution shall not have been revoked or modified in any material respect and (ii) EQT received an opinion of counsel with respect to certain tax matters relating to the qualification of the Distribution, together with certain related transactions, as a transaction described in Sections 355 and 368(a)(1)(D) of the Code. The IRS private letter ruling is based upon and relies on, and the opinion of counsel is based upon and relies on, among other things, various facts and assumptions, as well as certain representations, statements and undertakings of EQT and us, including those relating to the past and future conduct of EQT and us. If any of these representations, statements or undertakings is, or becomes, inaccurate or incomplete, or if any representations or covenants contained in any of the Separation-related agreements and documents or in any documents relating to any IRS private letter ruling or opinion of counsel are breached, such IRS private letter ruling and/or opinion of counsel may be invalid and the conclusions reached therein could be jeopardized.

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
Even if the Distribution otherwise qualifies as generally tax-free for U.S. federal income tax purposes under Section 355 and Section 368(a)(1)(D) of the Code, it would result in a material U.S. federal income tax liability to EQT (but not to its shareholders) under Section 355(e) of the Code if one or more persons acquire, directly or indirectly, a 50-percent or greater interest (measured by either vote or value) in EQT's stock or in the stock of us as part of a plan or series of related transactions that includes the Distribution, and we may be required to indemnify EQT for any such liability under the tax matters agreement entered into by EQT and us in connection with the Distribution. Any acquisition of EQT's stock or our stock (or any predecessor or successor corporation) within two years before or after the Distribution generally would be presumed to be part of a plan that includes the Distribution, although such presumptions may be rebutted under certain circumstances. The process for determining whether an acquisition is part of a plan under these rules is complex, inherently factual in nature and subject to a comprehensive analysis of the facts and circumstances of the particular case. Notwithstanding the IRS private letter ruling and opinion of counsel described above, a sufficient change in ownership of EQT or our common stock may occur which could result in a material tax liability to EQT.

Under the tax matters agreement that EQT entered into with us, we may be required to indemnify EQT against any additional taxes and related amounts resulting from (i) an acquisition of all or a portion of our equity securities or assets, whether by merger or otherwise (and regardless of whether we participated in or otherwise facilitated the acquisition), (ii) other actions or failures to act by us or (iii) any of our representations, covenants or undertakings contained in any of the Separation-related agreements and documents or in any documents relating to the IRS private letter ruling or the opinion of counsel being incorrect or violated. Any such indemnity obligations could be material. For a more detailed discussion, see "Item 13. Certain Relationships and Related Party Transactions and Director Independence" found in our Proxy Statement.

If the IRS were to successfully assert that the EQM Merger or Share Purchases resulted in the Distribution and/or certain related transactions being treated as taxable transactions to EQT for U.S. federal income tax purposes, we may be required to indemnify EQT for such taxes and related amounts.

We may determine to forgo or be required to forgo certain transactions in order to avoid the risk of incurring material tax-related liabilities or indemnification obligations under the tax matters agreement.

As a result of requirements of Section 355 of the Code and/or other applicable tax laws, we may determine to forgo certain transactions that would otherwise be advantageous. In particular, we may determine to continue to operate certain business operations for the foreseeable future even if a sale or discontinuance of such business would otherwise be advantageous. Moreover, in light of the requirements of Section 355(e) of the Code, we may determine to forgo certain transactions, including share repurchases, stock issuances, certain asset dispositions and other strategic transactions, for some period of time following the Distribution. To preserve the tax-free treatment of the Separation and the Distribution, and in addition to our indemnity obligations described above, the tax matters agreement restricts us, for the two-year period following the Distribution, except in specific circumstances, from: (i) entering into any transaction pursuant to which all or a portion of our stock would be acquired, whether by merger or otherwise, (ii) issuing equity securities beyond certain thresholds, (iii) repurchasing shares of our stock other than in certain open-market transactions, (iv) ceasing to actively conduct certain of our businesses, including, for example, ceasing to hold at least a 35% interest in each of the profit, loss and capital in EQM, or (v) taking or failing to take any other action that prevents the Distribution and certain related transactions from qualifying as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code unless, in each case, before taking any such action, (a) EQT has obtained a private letter ruling (or, if applicable, a supplemental private letter ruling) in form and substance satisfactory to EQT in the exercise of its reasonable discretion from the IRS and/or any other applicable tax authority to the effect that such transaction will not affect the tax-free status of the Distribution and certain related transactions, (b) we have provided EQT with an unqualified tax opinion in form and substance satisfactory to EQT in the exercise of its reasonable discretion to the effect that the transaction will not affect the tax-free status of the Distribution and certain related transactions, or (c) EQT has waived (which waiver may be withheld by EQT in its sole and absolute discretion) the requirement to obtain such a ruling or unqualified tax opinion. These restrictions may limit our ability to pursue certain equity issuances, strategic transactions or other transactions that may maximize the value of our business. For more information, see "Item 13. Certain Relationships and Related Party Transactions and Director Independence" found in our Proxy Statement.

The completion of each of the EQM Merger and Share Purchases are conditioned upon, among other things, our delivery to EQT of an unqualified tax opinion (that is in form and substance reasonably satisfactory to EQT) to the effect that the EQM Merger or Share Purchases, as applicable, will not affect the tax-free status of the Distribution and certain related transactions. If we were unable to deliver such a tax opinion we might not be able to consummate the EQM Merger or Share Purchases.

Certain contingent liabilities allocated to us following the Separation may mature, resulting in material adverse impacts to our business.

There are several significant areas where the liabilities of EQT may become our obligations. For example, under the Code and the related rules and regulations, each corporation that was a member of the EQT consolidated U.S. federal income tax return group during a taxable period or portion of a taxable period ending on or before the effective date of the Distribution is jointly and severally liable for the U.S. federal income tax liability of the EQT consolidated U.S. federal income tax return group for that taxable period. Consequently, if EQT is unable to pay the consolidated U.S. federal income tax liability for a pre-Separation period, we could be required to pay the amount of such tax, which could be substantial and in excess of the amount allocated to us under the tax matters agreement. For a discussion of the tax matters agreement, see "Item 13. Certain Relationships and Related Party Transactions and Director Independence" found in our Proxy Statement. Other provisions of federal law establish similar liability for other matters, including laws governing tax-qualified pension plans, as well as other contingent liabilities.

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

•
facilitate a more efficient allocation of capital based on our profitability, cash flow and growth opportunities and allow us to pursue an optimal mix of return of capital to shareholders, reinvestment in technology and value-enhancing investments and merger and acquisition and joint venture opportunities;

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

•
facilitate EQM's ability to contract with customers and suppliers, especially those that prefer to enter into certain commercial arrangements with pure-play midstream business rather than integrated midstream and upstream companies, thereby allowing EQM to expand and diversify its customer and supplier bases; and

•
facilitate incentive compensation arrangements for employees that are more directly tied to the performance of our businesses. An improved equity currency will enhance employee hiring and retention by, among other things, improving the alignment of management and employee incentives with performance and growth objectives.

We may not achieve these or other anticipated benefits for a variety of reasons, including, among others: (i) as an independent company, following the Separation, we may be more susceptible to market fluctuations and other adverse events than if we were still a part of EQT, and (ii) following the Separation, our business is now less diversified than EQT's business prior to the Separation. If we fail to achieve some or all of the benefits expected to result from the Separation, or if such benefits are delayed, our business, results of operations and financial condition could be materially and adversely affected.

We or EQT may fail to perform under various transaction agreements that were executed as part of the Separation.

In connection with the Separation, we and EQT entered into a Separation and Distribution Agreement as well as various other agreements, including a tax matters agreement, an employee matters agreement and a shareholder and registration rights agreement with respect to EQT's continuing ownership of our common stock. The Separation and Distribution Agreement, the tax matters agreement and the employee matters agreement determined the allocation of assets and liabilities between the companies following the Separation for those respective areas and include indemnification related to liabilities and obligations. If EQT is unable or unwilling to satisfy its obligations under these agreements, including its indemnification obligations, our business, results of operations and financial condition could be materially and adversely affected. For a description of these agreements with EQT, see "Item 13. Certain Relationships and Related Party Transactions and Director Independence" found in our Proxy Statement.

Certain members of our management and directors hold stock in both EQT and us, and as a result may face actual or potential conflicts of interest.

Although none of our management or directors serve at both EQT and the Company, certain of our management and directors may own both shares of common stock in EQT (EQT common stock) and our common stock. This ownership overlap could create, or appear to create, potential conflicts of interest when our management and directors and EQT management and directors face decisions that could have different implications for us and EQT. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between us and EQT regarding the terms of the agreements governing the Distribution and our relationship with EQT following the Distribution. These agreements include the Separation and Distribution Agreement, the tax matters agreement, the employee matters agreement, and any other agreements between the parties or their respective affiliates. Potential conflicts of interest may also arise out of any commercial arrangements between us or EQM, on the one hand, and EQT, on the other hand. For more information, see "Item 13. Certain Relationships and Related Party Transactions and Director Independence" found in our Proxy Statement.

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

In addition, the Sarbanes-Oxley Act requires that, among other things, we establish and maintain effective internal controls and procedures for financial reporting and disclosure purposes. To comply with this statute, we are required to document and test our internal control procedures, our management is required to assess and issue a report concerning our internal control over financial reporting, and our independent auditors are required to issue an opinion on their audit of our internal control over financial reporting. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business or changes in applicable accounting rules. We cannot assure you that our internal control over financial reporting will be effective in the future or that a material weakness will not be discovered with respect to a prior period. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm will not be able to certify as to the effectiveness of our internal control over financial reporting. Additionally, as noted under "Management's Report on Internal Control over Financial Reporting," management's assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of the entities acquired in the Bolt-on Acquisition on April 10, 2019.

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

EQT may retain a significant ownership stake in us.

We expect that EQT will ultimately dispose of its ownership interest in us, representing approximately 19.9% of our outstanding common stock as of December 31, 2019, as soon as practicable consistent with the business reasons for the retention of such common stock, but in no event later than five years after the Distribution. On October 31, 2019, EQT management stated on its 2019 third quarter earnings call that it plans to dispose of all of our common stock that it retained after the Distribution by mid-2020. There can be no assurance regarding the method by which EQT will dispose of its interest in us, as we expect EQT to seek to maximize overall value to its shareholders, or the actual timing of any such disposal. Alternatives include one or more subsequent exchanges of such common stock for debt and a sale of such common stock for cash. See Note 18 for a description of the Share Purchases.

EQT may decide for any reason not to consummate the disposition and instead retain a significant ownership interest in us for a period of time (not exceeding five years). Any delay by EQT in completing the disposition could have a material adverse effect on the market price for our common stock, which could affect investor confidence in us.

Potential indemnification liabilities to EQT pursuant to agreements relating to the Separation and Distribution could materially and adversely affect us.

The Separation and Distribution Agreement with EQT provides for, among other things, provisions governing the relationship between us and EQT with respect to and resulting from the Separation. For a description of the Separation and Distribution Agreement, see "Item 13. Certain Relationships and Related Party Transactions and Director Independence" found in our Proxy Statement. Among other things, the Separation and Distribution Agreement provides for indemnification obligations designed to make us financially responsible for substantially all liabilities that may exist relating to our business activities, whether incurred prior to or after the Separation, as well as those obligations of EQT assumed by us pursuant to the Separation and Distribution Agreement. If we are required to indemnify EQT under the circumstances set forth in the Separation and Distribution Agreement, we may be subject to substantial liabilities.

In addition, under the tax matters agreement that we entered into with EQT, we may be required to indemnify EQT against any additional taxes and related amounts resulting from (i) an acquisition of all or a portion of our equity securities or assets, whether by merger or otherwise (and regardless of whether we participated in or otherwise facilitated the acquisition), (ii) other actions or failures to act by us or (iii) any of our representations, covenants or undertakings contained in any of the Separation-related agreements and documents or in any documents relating to the IRS private letter ruling or the opinion of counsel being incorrect or violated. Any such indemnity obligations could be material. For more information, see "Item 13. Certain Relationships and Related Party Transactions and Director Independence" found in our Proxy Statement.

If the IRS were to successfully assert that the EQM Merger and Share Purchases resulted in the Distribution and/or certain related transactions being treated as taxable transactions to EQT for U.S. federal income tax purposes, we may be required to indemnify EQT for such taxes and related amounts.

Risks Related to the Merger of the Company and EQM

The number of shares of Equitrans Midstream common stock that the holders of EQM common units may receive in the pending merger between the Company and EQM (the EQM Merger) is based on a fixed exchange ratio and will not be adjusted in the event of any change in the price of either shares of the Equitrans Midstream common stock or EQM common units.

The market value of the merger consideration that EQM unitholders will receive in the EQM Merger will depend on the trading price of Equitrans Midstream common stock. The exchange ratio set forth in the EQM Merger Agreement that specifies the number of shares of Equitrans Midstream common stock that EQM unitholders will receive as consideration in the EQM Merger is fixed at 2.44 (the Merger Consideration). This means that there is no mechanism contained in the EQM Merger Agreement that would adjust the number of shares of Equitrans Midstream common stock that EQM unitholders will receive as the Merger Consideration based on any decreases or increases in the trading price of Equitrans Midstream common stock. Stock price changes may result from a variety of factors (many of which are beyond the Company’s or EQM’s control), including:

•	changes in the Company's, EQM's and EQT's business, operations and prospects or market assessments thereof;

•	interest rates, general market, industry and economic conditions and other factors generally affecting the price of Equitrans Midstream common stock; and

•	federal, state and local legislation, governmental regulation and legal developments in the businesses and industry in which the Company and EQM operate.

Because the EQM Merger will be completed after the special meeting of holders of Equitrans Midstream common stock, at the time of the meeting, EQM unitholders will not know the exact market value of Equitrans Midstream common stock that they will receive upon completion of the EQM Merger. If the price of Equitrans Midstream common stock at the closing of the EQM Merger is less than the price of Equitrans Midstream common stock on the date on which the EQM Merger Agreement was signed, then the market value of the Merger Consideration received by EQM unitholders will be less than contemplated at the time the EQM Merger Agreement was signed.

The EQM Merger is subject to conditions, including certain conditions that may not be satisfied or completed on a timely basis, if at all. Failure to complete the EQM Merger could have a material and adverse effect on us and, even if completed, the EQM Merger may not achieve some or all of the anticipated benefits.

On February 27, 2020, we and EQM announced that we entered into that certain Agreement and Plan of Merger, dated as of February 26, 2020, by and among the Company, EQM LP Corporation, a Delaware corporation and a wholly owned subsidiary of the Company (EQM LP), LS Merger Sub, LLC, a Delaware limited liability company and a wholly owned subsidiary of EQM LP, EQM and EQGP Services, LLC, a Delaware limited liability company and the general partner of EQM (the EQM Merger Agreement). Completion of the EQM Merger is subject to a number of conditions set forth in the EQM Merger Agreement, including: (i) approval of the EQM Merger Agreement by a majority of the holders of EQM common units, Class B unitholders and Series A Preferred Units, with such Series A Preferred units treated as common units on an as-converted basis, voting together as a single class; (ii) approval of the issuance of shares of Equitrans Midstream common stock (the Equitrans Midstream Stock Issuance) by a majority of votes cast at a special meeting of holders of Equitrans Midstream common stock; (iii) there being no law or injunction prohibiting consummation of the transactions contemplated under the EQM Merger Agreement; (iv) the effectiveness of a registration statement on Form S-4 relating to the Equitrans Midstream Stock Issuance pursuant to the EQM Merger Agreement; (v) approval for listing on the New York Stock Exchange of Equitrans Midstream common stock issuable pursuant to the EQM Merger Agreement; (vi) subject to specified materiality standards, the accuracy of certain representations and warranties of each party; (vii) the delivery of a tax opinion to the Company; (viii) compliance by the respective parties in all material respects with their respective covenants; and (ix) closing the Restructuring (defined in Note 18). These and other conditions to the closing of the EQM Merger may not be fulfilled in a timely manner or at all, and, accordingly, the EQM Merger may be delayed or may not be completed.

If the EQM Merger is not completed, the Company’s ongoing businesses or the price of Equitrans Midstream common stock may be adversely affected and, without realizing any of the benefits of having completed the EQM Merger, we will be subject to a number of risks, including the following:

•	we will be required to pay our costs relating to the EQM Merger, such as legal, accounting and financial advisory expenses, whether or not the EQM Merger is completed;

•	time and resources committed by our management to matters relating to the EQM Merger could otherwise have been devoted to pursuing other beneficial opportunities; and

•	the market price of Equitrans Midstream common stock could decline to the extent that the current market price reflects a market assumption that the EQM Merger will be completed.

In addition, even if completed there can be no assurance that the EQM Merger will deliver the benefits anticipated by us.

Financial projections relating to the combined company after the EQM Merger may not be achieved.

In connection with the EQM Merger, the Company prepared and considered, among other things, internal financial forecasts and analyses for the Company and EQM, which were prepared by employees of the Company. These financial projections include assumptions regarding future operating cash flows, expenditures, and income of the Company and EQM. These financial projections were not prepared with a view to public disclosure, are subject to significant economic, competitive, industry, regulatory and other uncertainties and may not be achieved in full, at all, or within projected timeframes. The failure of the Company’s or EQM’s businesses to achieve projected results, including projected cash flows, could have a material adverse effect on the price of shares of Equitrans Midstream common stock, the Company's financial position, and the Company’s ability to maintain or increase its dividends following the EQM Merger, if at all.

The Company and EQM may be targets of securities class action and derivative lawsuits, which could result in substantial costs and may delay or prevent the completion of the EQM Merger.

Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into merger agreements, in an effort to enjoin the relevant merger or seek monetary relief. If the Company or EQM are subject to such lawsuits related to the EQM Merger Agreement or the EQM Merger, even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. The Company and EQM cannot predict the outcome of these lawsuits, or others, nor can either company predict the amount of time and expense that will be required to resolve such litigation. An unfavorable resolution of any such litigation surrounding the EQM Merger could delay or prevent its consummation. In addition, the costs of defending the litigation, even if resolved in the Company’s or EQM’s favor, could be substantial and such litigation could distract the Company and EQM from pursuing the consummation of the EQM Merger and other potentially beneficial business opportunities.

The Company and EQM will incur substantial transaction-related costs in connection with the EQM Merger, including fees paid to legal, financial and accounting advisors, filing fees and printing costs. If the EQM Merger does not occur, the companies will not benefit from these expenses. In addition, the Company and EQM may not achieve the net benefits from the EQM Merger in the near term.

The Company and EQM expect to incur a number of non-recurring transaction-related costs associated with completing the EQM Merger. These fees and costs will be substantial. Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, filing fees and printing costs. If the EQM Merger does not occur, neither the Company nor EQM will benefit from these expenses.

The EQM Merger may not be accretive to operating earnings and may cause dilution to the Company’s earnings per share, which may negatively affect the market price of Equitrans Midstream common stock.

The Company currently anticipates that the EQM Merger will be initially dilutive to its forecasted earnings per share on a standalone basis. This expectation is based on preliminary estimates, which may materially change. The Company may also have additional transaction- and integration-related costs, may fail to realize all of the benefits anticipated in the EQM Merger or be subject to other factors that affect preliminary estimates or its ability to realize operational efficiencies. Any of these factors could cause a decrease in the Company’s earnings per share or decrease or delay the expected effect of the EQM Merger and contribute to a decrease in the price of Equitrans Midstream common stock.

Approximately 47.0% of the total voting power of Equitrans Midstream common stock will be issued in connection with the EQM Merger (excluding the $600 million of ETRN Preferred Shares). As a result, the Company’s current shareholders may experience significant dilution as a result of the EQM Merger.

If the EQM Merger is successfully completed, the Company expects that it will issue approximately 203 million shares of Equitrans Midstream common stock at the Effective Time in connection with the EQM Merger. In connection with the EQM Merger, the Company will also issue newly-created ETRN Preferred Shares that will be convertible into Equitrans Midstream common stock. In addition, in the future the Company may issue common stock to raise cash for its projects, operations, acquisitions or other purposes and may also acquire interests in other companies by using a combination of cash and Equitrans Midstream common stock or just Equitrans Midstream common stock.

Any of these events may dilute the ownership interests of the current holders of Equitrans Midstream common stock, reduce the Company’s earnings per share and have an adverse effect on the price of Equitrans Midstream common stock. The issuance of these new shares and the sale of additional shares from time to time could have the effect of depressing the market value for Equitrans Midstream common stock. The increase in the number of shares of Equitrans Midstream common stock outstanding, and any resulting dilution, may cause holders to sell shares of Equitrans Midstream common stock or may create the perception that such sales may occur, either of which may adversely affect the market for, and the market value of, the Company’s common stock.

The Company may further reduce the amount of the cash dividend that it pays on Equitrans Midstream common stock or may not pay any cash dividends at all to its shareholders. The Company’s ability to declare and pay cash dividends to its shareholders, if any, in the future will depend on various factors, many of which are beyond the Company’s control.

The Company is not required to declare dividends of its available cash to its common shareholders. The Board may further reduce its current dividend policy or may decide not to declare any dividends in the future. Any payment of future dividends will be at the sole discretion of the Board and will depend upon many factors, including the financial condition, earnings, liquidity and capital requirements of the Company’s operating subsidiaries, covenants associated with certain debt obligations, legal requirements, regulatory constraints and other factors deemed relevant by the Board.

As part of the EQM Merger, the Company has agreed to create and issue ETRN Preferred Shares in exchange for EQM’s outstanding Series A Preferred Units.

In April 2019, EQM sold an aggregate of 24,605,291 Series A Preferred Units to certain investors (collectively, the Investors) in the Private Placement for a cash purchase price of $48.77 per Series A Preferred Unit (the Series A Preferred Unit Purchase Price).

Under EQM’s Partnership Agreement, the Investors are entitled to make certain elections in respect of a change of control of EQM. In lieu of making an election, and in satisfaction of the Investors’ rights under EQM’s Partnership Agreement upon a change of control of EQM, the holders of the Series A Preferred Units and the Company have agreed that at the Effective Time, the Company will create and issue new ETRN Preferred Shares to the current holders of the EQM Series A Preferred Units and

EQM will redeem each Investor’s pro rata portion of the $600 million aggregate amount of outstanding Series A Preferred Units.

At the time of issuance, the ETRN Preferred Shares will have the following rights and preferences:

•
The ETRN Preferred Shares are a new class of security that will rank pari passu with any other outstanding class or series of preferred stock of the Company and senior to all shares of Equitrans Midstream common stock with respect to dividend rights and rights upon liquidation.

•
The ETRN Preferred Shares will vote on an as-converted basis with Equitrans Midstream common stock and will have certain other class voting rights with respect to any amendment to the Certificate of Designations or the Company’s articles of incorporation that would be adverse (other than in a de minimis manner) to any of the rights, preferences or privileges of the ETRN Preferred Shares.

•
The holders of the ETRN Preferred Shares will receive cumulative quarterly dividends at a rate per annum of 9.75% for each quarter ending on or before March 31, 2024, and thereafter the quarterly dividends at a rate per annum equal to the sum of (i) three-month LIBOR as of a LIBOR Determination Date (as defined in the Certificate of Designation) in respect of the applicable quarter and (ii) 8.15%; provided that the rate per annum shall not be less than 10.50%.

•
The Company will not be entitled to pay any dividends on any junior securities, including any of Equitrans Midstream common stock, prior to paying the quarterly dividends payable to the ETRN Preferred Shares, including any previously accrued and unpaid dividends.

•
Each holder of the ETRN Preferred Shares may elect to convert all or any portion of the ETRN Preferred Shares owned by it into Equitrans Midstream common stock initially on a one-for-one basis, subject to certain anti-dilution adjustments and an adjustment for any dividends that have accrued but not been paid when due and partial period dividends (referred to as the “conversion rate”), at any time (but not more often than once per fiscal quarter) after April 10, 2021 (or earlier liquidation, dissolution or winding up of the Company), provided that any conversion is for at least $20 million (calculated based on the closing price of the ETRN Preferred Shares on the trading day preceding notice of the conversion) or such lesser amount if such conversion relates to all of a holder’s remaining ETRN Preferred Shares.

•
The Company may elect to convert all or any portion of the ETRN Preferred Shares for Equitrans Midstream common stock at any time (but not more often than once per quarter) after April 10, 2021 if (i) the Equitrans Midstream common stock is listed for, or admitted to, trading on a national securities exchange, (ii) the closing price per share of Equitrans Midstream common stock on the national securities exchange on which such shares are listed for, or admitted to, trading exceeds 140% of the price at which the ETRN Preferred Shares were issued (the ETRN Preferred Shares Issue Price) for the 20 consecutive trading days immediately preceding notice of the conversion, (iii) the average daily trading volume of the Equitrans Midstream common stock on the national securities exchange on which the Equitrans Midstream common stock is listed for, or admitted to, trading exceeds 1,000,000 shares of Equitrans Midstream common stock for the 20 consecutive trading days immediately preceding notice of the conversion, (iv) the Company has an effective registration statement on file with the Securities and Exchange Commission covering resales of the Equitrans Midstream common stock to be received by such holders upon any such conversion and (v) the Company has paid all accrued quarterly dividends in cash to the holders.

•
Upon certain events involving a Change of Control (as defined in the Certificate of Designations) in which more than 90% of the consideration payable to the holders of the Company's common stock is payable in cash, the ETRN Preferred Shares will automatically convert into Equitrans Midstream common stock at a conversion ratio equal to the ETRN Preferred Shares Issue Price multiplied by 110% plus any unpaid dividends on such date and any partial period dividend with respect to the ETRN Preferred Shares for the quarter in which the conversion occurs, divided by (ii) the ETRN Preferred Shares Issue Price.

•
In connection with other Change of Control events that do not satisfy the 90% cash consideration threshold described above, in addition to certain other conditions, each holder of ETRN Preferred Shares may elect to (a) convert all, but not less than all, of its ETRN Preferred Shares into Equitrans Midstream common stock at the then applicable conversion rate, (b) if the Company is not the surviving entity (or if the Company is the surviving entity, but Equitrans Midstream common stock will cease to be listed), require the Company to use commercially reasonable efforts to cause the surviving entity in any such transaction to issue a substantially equivalent security (or if the Company is unable to cause such substantially equivalent securities to be issued, to convert into shares of Equitrans Midstream common stock at a premium of 110% of the ETRN Preferred Shares Issue Price), (c) if the Company is the surviving entity, continue to hold the ETRN Preferred Shares or (d) require the Company to redeem the ETRN Preferred Shares at a price per share equal to 101% of the ETRN Preferred Shares Issue Price, plus accrued and unpaid dividends on the applicable ETRN Preferred Shares and any partial period dividends for the quarter in which the redemption occurs, which redemption price may be payable in cash, Equitrans Midstream common stock or a combination thereof at the election of the Board of Directors (and, if payable in Equitrans Midstream common stock, such Equitrans Midstream common stock will be issued at 95% of the VWAP of Equitrans Midstream common stock for the 20-day period ending on the fifth trading day immediately preceding the consummation of the Change of Control). Any holder of ETRN Preferred Shares that requires the Company to redeem its ETRN Preferred Shares pursuant to clause (d) above will have the right to withdraw such election with respect to all, but not less than all, of its ETRN Preferred Shares at any time prior to the fifth trading day immediately preceding the consummation of the Change of Control and instead elect to be treated in accordance with any of clauses (a), (b) or (c) above.

•
At any time on or after January 1, 2024, the Company will have the right to redeem ETRN Preferred Shares, in whole or in part, by paying cash for each ETRN Preferred Share to be redeemed in an amount equal to the greater of (a) the sum of (i)(1) the ETRN Preferred Shares Issue Price multiplied by (2) 110%, plus (ii) any unpaid dividends on such date and any partial period dividend with respect to the ETRN Preferred Shares for the quarter in which the conversion occurs and (b) the amount the holder of such ETRN Preferred Share would receive if such holder had converted such ETRN Preferred Share into shares of Equitrans Midstream common stock at the applicable conversion ratio and the Company liquidated immediately thereafter.

•
Pursuant to the terms of the Restructuring Agreement, in connection with the Restructuring Closing, the Company has agreed to enter into the Registration Rights Agreement pursuant to which, among other things, the Company will give the Investors certain rights to require the Company to file and maintain one or more registration statements with respect to the resale of the ETRN Preferred Shares and the shares of Equitrans Midstream common stock that are issuable upon conversion of the ETRN Preferred Shares, and to require the Company to initiate underwritten offerings for the ETRN Preferred Shares and the shares of Equitrans Midstream common stock that are issuable upon conversion of the ETRN Preferred Shares.

The creation and issuance of the ETRN Preferred Shares present a number of risks to current and future holders of Equitrans Midstream common stock, including a preference in favor of holders of ETRN Preferred Shares in the payment of dividends on Equitrans Midstream common stock, the risk of dilution occurring as a result of the conversion of the ETRN Preferred Shares into Equitrans Midstream common stock and the ability of the holders of the ETRN Preferred Shares to vote with the holders of Equitrans Midstream common stock on most matters, as well as the risk that the holders of the ETRN Preferred Shares will have certain other class voting rights with respect to any amendment to the Company’s organizational documents that would be adverse (other than in a de minimis manner) to any of the rights, preferences or privileges of the ETRN Preferred Shares.

Item 1B.    Unresolved Staff Comments
None.
Item 2.        Properties
EQM leases its corporate headquarters office in Canonsburg, Pennsylvania. Pursuant to the ETRN Omnibus Agreement (as defined in Note 9), Equitrans Midstream pays a proportionate share of EQM's cost to lease the building.
We own our properties indirectly through our ownership of EQM. EQM's real property falls into two categories: (i) parcels that it owns in fee and (ii) parcels in which its interest derives from leases, easements, rights-of-way, permits or licenses from landowners or governmental authorities permitting the use of such land for EQM's operations. Certain lands on which EQM's pipelines and facilities are located are owned by EQM in fee title, and EQM believes that it has satisfactory title to these lands. The remainder of the lands on which EQM's pipelines and facilities are located are held by EQM pursuant to surface leases or easements between EQM, as lessee or grantee, and the respective fee owners of the lands, as lessors or grantors. EQM has held, leased or owned many of these lands for many years without any material challenge known to EQM relating to the title to the land upon which the assets are located, and EQM believes that it has satisfactory leasehold estates, easement interests or fee ownership to such lands. EQM believes that it has satisfactory title to all of its material leases, easements, rights-of-way, permits and licenses, and EQM has no knowledge of any material challenge to its title to such assets or their underlying fee title.

There are, however, certain lands within EQM's storage pools as to which it may not currently have vested real property rights, some of which are subject to ongoing acquisition negotiations or condemnation proceedings. In accordance with Equitrans, L.P.'s FERC certificates, the geological formations within which its permitted storage facilities are located cannot be used by third parties in any way that would detrimentally affect its storage operations, and EQM has the power of eminent domain with respect to the acquisition of necessary real property rights to use such storage facilities. Certain property owners have initiated legal proceedings against EQM and its affiliates for trespass, inverse condemnation and other claims related to these matters, and there is no assurance that other property owners will not initiate similar legal proceedings against EQM and its affiliates prior to final resolution.
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

Environmental Proceedings

Administrative Order, Swarts Storage Field, Greene County, PA. On December 26, 2018, EQM received an administrative order from the Pennsylvania Department of Environmental Protection (PADEP) alleging non-compliance with certain regulations and failure to submit required information regarding encroaching mining operations in the storage field and authorizing the PADEP to shut down the storage field. EQM believes that it has substantially complied with the regulations, has complied with the PADEP information requests, and objects to the factual foundations of the administrative order. On January 10, 2019, the PADEP issued a letter suspending the portion of the administrative order that purported to authorize the PADEP to shut down the storage field. On January 25, 2019, EQM filed an administrative appeal on the PADEP's order to preserve its rights in any future proceedings. On October 29, 2019, EQM and the PADEP agreed to a Consent Order that requires ongoing compliance obligations and payment of a civil penalty of $0.65 million. The civil penalty has been paid, and documents resolving this matter have been signed.

Pennsylvania DEP Consent Order, Mako Consent Order. During the third quarter of 2019, the PADEP tendered a proposed consent order to settle multiple notices of violations (NOVs) issued to EQM in September 2016 for erosion and sedimentation violations, as well as failure to comply with the conditions of EQM’s Erosion and Sediment Control General Permit. On December 17, 2019, EQM finalized and executed a consent order and resolved all outstanding issues for less than $100,000. All amounts have been paid.

Pennsylvania DEP Consent Assessment of Civil Penalty, Fresh Water Withdraw System. During the third quarter of 2019, the PADEP issued a draft Consent Assessment of Civil Penalty to EQM, citing a failure to report monthly and total withdraws from certain freshwater sources, failure to register a source, and failure to maintain a source/tap. EQM has implemented corrective actions including registration of all water sources and installation of equipment to prevent non-compliance events. EQM is continuing negotiations with the PADEP. The Company expects that this matter could result in monetary penalties in excess of $100,000, but does not believe that if imposed the payments will have a material impact on the financial condition, results of operations or liquidity of the Company or EQM.

Ohio Environmental Protection Agency Notice of Violation, Third-Party Dehydration Facilities. On August 23, 2019, the Ohio Environmental Protection Agency (OEPA) issued an NOV to EQM, stating that fourteen dehydration facilities are operating without required air permits. EQM contests liability and the applicability of OEPA’s assessment. EQM is continuing negotiations. The Company expects that this matter will be resolved in its favor. If not, this matter could result in monetary penalties in excess of $100,000, but the Company does not believe that the penalties, if imposed will have a material impact on the financial condition, results of operations or liquidity of the Company or EQM.

Eureka System Environmental Remediation. On April 10, 2019, EQM acquired a 60% equity interest in Eureka Midstream. Eureka Midstream received one NOV from the OEPA in April 2019 and two in June 2019 associated with legacy slips. The Company cannot predict with certainty whether any facts or circumstances discovered during the inventory will result in a state environmental agency issuing additional NOVs. If penalties are imposed, an individual penalty or the aggregate of these penalties could result in monetary sanctions in excess of $100,000. However, the Company does not believe that the penalties, if imposed, will have a material impact on the financial condition, results of operations or liquidity of the Company or EQM.

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

•
WVDEP Rulemaking Proceedings - Section 401 Nationwide Permit. On April 13, 2017, the West Virginia Department of Environmental Protection (WVDEP) issued a 401 Water Quality Certification for the U.S. Army Corps Nationwide Permits. In August 2018, the WVDEP initiated an administrative process to revise this certification and requested public comment to, among other things, specifically revise the 72-hour limit for stream crossings noted as problematic by the Fourth Circuit as well as other conditions. The WVDEP issued a new notice and comment period for further modifications of the 401 certification. On April 24, 2019, the WVDEP submitted the modification to the United States EPA for approval (since the WVDEP is also required to obtain the EPA's agreement to the modified 401 certification) and provided notice to the U.S. Army Corps. The EPA's agreement to the WVDEP's modification of its water quality certification was received in August 2019 and, accordingly, the MVP Joint Venture anticipates that it will once again secure from the U.S. Army Corps Districts within West Virginia verification that its activities, including stream crossings, may proceed under Nationwide Permit 12 as re-certified by the WVDEP. The U.S. Army Corps approved the WVDEP's modification of its Nationwide Permit on January 24, 2020. The MVP Joint Venture submitted a new permit application on January 28, 2020 anticipating a permit decision in early 2020. However, the MVP Joint Venture cannot guarantee that the WVDEP's action will not be challenged or that the U.S. Army Corps Districts will act promptly or be deemed to have acted properly if challenged, in which case reverification may be further delayed.

•
Sierra Club, et al. v. U.S. Army Corps of Engineers et al., Case No. 18-1713, Fourth Circuit Court of Appeals. In June 2018, the Sierra Club filed a second petition in the Fourth Circuit against the U.S. Army Corps, seeking review and a stay of the U.S. Army Corps Norfolk District's decision to verify the MVP Joint Venture's use of Nationwide Permit 12 for stream crossings in Virginia. The Fourth Circuit denied the Sierra Club's request for a stay on August 28, 2018. On October 5, 2018, the U.S. Army Corps' Norfolk District suspended its verification under Nationwide Permit 12 for stream crossings in Virginia pending the resolution of the West Virginia proceedings outlined above. On December 10, 2018, the U.S. Army Corps filed a motion to place the case in abeyance which the court granted on January 9, 2019. Until the U.S. Army Corps lifts its suspension, the MVP Joint Venture cannot perform any construction activities in any streams and wetlands in Virginia. Once the Huntington and Pittsburgh District issues are resolved as discussed above, the Norfolk District will be in the position to consider lifting the suspension of the verification for the MVP Joint Venture's use of Nationwide Permit 12. The administrative proceeding described above is addressing the issues raised by the court. However, the MVP Joint Venture cannot guarantee that the agencies' actions will not be challenged or that the U.S. Army Corps Districts will act promptly or be deemed to have acted properly if challenged, in which case reverification may be further delayed.

•
Sierra Club, et al. v. U.S. Forest Service, et al., consolidated under Case No. 17-2399, Fourth Circuit Court of Appeals. In a different Fourth Circuit appeal filed in December 2017, the Sierra Club challenged a BLM decision to grant a right-of-way to the MVP Joint Venture and a U.S. Forest Service (USFS) decision to amend its management plan to accommodate MVP, both of which affect the MVP's 3.6-mile segment in the Jefferson National Forest in Virginia. On July 27, 2018, agreeing in part with the Sierra Club, the Fourth Circuit vacated the BLM and USFS decisions, finding fault with the USFS' analysis of erosion and sedimentation effects and the BLM's analysis of the practicality of alternate routes. On August 3, 2018, citing the court's vacatur and remand, the FERC issued a stop work order for the entire pipeline pending the agency actions on remand. The FERC modified its stop work order on August 29, 2018 to allow work to continue on all but approximately 25 miles of the project. On October 10, 2018, the Fourth Circuit granted a petition for rehearing filed by the MVP Joint Venture for the limited purpose of clarifying that the July 27, 2018 order did not vacate the portion of the BLM's Record of Decision authorizing a right-of-way and temporary use permit for MVP to cross the Weston and Gauley Bridge Turnpike Trail in Braxton County, West Virginia. On October 15, 2018, the MVP Joint Venture filed with the FERC a request to further modify the August 3, 2018 stop work order to allow the MVP Joint Venture to complete the bore and install the pipeline under the Weston and Gauley Bridge Turnpike Trail. On October 24, 2018, the FERC granted the MVP Joint Venture's request to further modify the stop work order and authorize construction. However, work on the 3.6-mile segment in the Jefferson National Forest must await a revised authorization, which the MVP Joint Venture is working to obtain.

•
Challenges to FERC Certificate, Court of Appeals for the District of Columbia Circuit (DC Circuit). Multiple parties have sought judicial review of the FERC's order issuing a certificate of convenience and necessity to the MVP Joint Venture and/or the exercise by the MVP Joint Venture of eminent domain authority. On February 19, 2019, the DC Circuit issued an order rejecting multiple consolidated petitions seeking direct review of the FERC order under the Natural Gas Act and certain challenges to the exercise by the MVP Joint Venture of eminent domain authority in Appalachian Voices, et al. v. FERC, et al., consolidated under Case No. 17-1271. No petitions for rehearing or petitions for rehearing en banc were filed by the April 5, 2019 deadline. The mandate was issued on April 17, 2019. Another group of parties filed a complaint in the U.S. District Court for the District of Columbia asserting that the FERC's order issuing certificates is unlawful on constitutional and other grounds in Bold Alliance, et al. v. FERC, et al., Case No. 1:17-cv-01822-RJL. The district court plaintiffs seek declaratory relief as well as an injunction preventing the MVP Joint Venture from developing its project or exercising eminent domain authority. In December 2017 and January 2018, the FERC and the MVP Joint Venture, respectively, moved to dismiss the petitions for lack of subject matter jurisdiction. The court granted the motion and dismissed plaintiffs' complaint on September 28, 2018. On October 26, 2018, plaintiffs appealed to the DC Circuit in Bold Alliance, et al. v. FERC, et al., Case No. 18-5322. On December 3, 2018, the FERC, as appellee, filed a joint motion with the appellants to hold Case No. 18-5322 in abeyance pending completion of the appeals of the final agency orders related to the MVP certificate in consolidated Case No. 17-1271 and Atlantic Coast Pipeline’s (ACP) certificate. The MVP Joint Venture filed a motion to dismiss the case as to some of the plaintiffs. On February 15, 2019, the DC Circuit entered an order holding this appeal in abeyance pending rulings on the appeals from the ACP and MVP FERC proceedings. ACP's proceeding remains pending. Case No. 18-5322 remains in abeyance. If this challenge were successful, it could result in the MVP Joint Venture's certificate of convenience and necessity being vacated and/or additional proceedings before the FERC, the outcome of which the MVP Joint Venture cannot predict.

•
Mountain Valley Pipeline, LLC v. 6.56 Acres of Land et al., Case No. 18-1159, Fourth Circuit Court of Appeals. Several landowners filed challenges to the condemnation proceedings by which the MVP Joint Venture obtained access to their property in various U.S. District Courts. In each case, the district court found that the MVP Joint Venture was entitled to immediate possession of the easements, and the landowners appealed to the Fourth Circuit. The Fourth Circuit consolidated these cases and issued two opinions in 2019, one granting the MVP Joint Venture immediate access for construction of the pipeline and the other finding that the MVP Joint Venture did not have to condemn the interest of coal owners and that coal owners are not entitled to assert claims in the condemnation proceedings for lost coal on tracts for which they do not own a surface interest being condemned. A group of landowners filed a writ of certiorari with the United States Supreme Court regarding the Fourth Circuit’s ruling on immediate access which was denied on October 7, 2019. District court trials on just compensation are ongoing.

•
Greenbrier River Watershed Ass’n v. WVDEP, Circuit Court of Summers County, West Virginia. In August 2017, the Greenbrier River Watershed Association appealed the MVP Joint Venture's Natural Stream Preservation Act Permit obtained from the West Virginia Environmental Quality Board (WVEQB) for the Greenbrier River crossing. Petitioners alleged that the issuance of the permit failed to comply with West Virginia's Water Quality Standards for turbidity and sedimentation. The WVEQB dismissed the appeal in June 2018. In July 2018, the Greenbrier River

Watershed Association appealed the decision to the Circuit Court of Summers County, asking the court to remand the permit with instructions to impose state-designated construction windows and pre- and post-construction monitoring requirements as well as a reversal of the WVEQB's decision that the permit was lawful. On September 18, 2018, the Circuit Court granted a stay. A hearing on the merits was held on October 23, 2018. The court has not yet issued a decision. In the event of an adverse decision, the MVP Joint Venture would appeal or work with the WVDEP to attempt to resolve the issues identified by the court.

•
Sierra Club et al. v. U.S. Dep’t of Interior et al., Case No. 18-1082, Fourth Circuit Court of Appeals. On August 6, 2018, the Fourth Circuit held that the National Park Service (NPS) acted arbitrarily and capriciously in granting the ACP a right-of-way permit across the Blue Ridge Parkway. Specifically, the Fourth Circuit found that the permit cited the wrong source of legal authority and the NPS failed to make a “threshold determination that granting the right-of-way is ‘not inconsistent with the use of such lands for parkway purposes’ and the overall National Park System to which it belongs.” Even though the MVP Joint Venture is not named in the ACP litigation, the MVP route crosses the Blue Ridge Parkway roughly midway between mileposts 246 and 247 of the pipeline route and implicates some the same deficiencies addressed by the court. The MVP Joint Venture elected to request that the NPS temporarily suspend its Blue Ridge Parkway permit until the deficiencies identified in the ACP litigation are resolved. While the MVP and ACP rights-of-way share some of the same regulatory issues, unlike ACP the portion of the MVP pipeline that crosses the Blue Ridge Parkway is completely constructed. NPS granted the MVP Joint Venture the ability to continue final restoration efforts on that portion of the pipeline during the course of the suspended permit. The MVP Joint Venture is working with the NPS to address MVP-related right-of-way issues.

•
Wild Virginia et al. v. United States Department of the Interior; Case No. 19-1866, Fourth Circuit Court of Appeals. Petitioners filed a petition in the Fourth Circuit to challenge MVP’s Biological Opinion and Incidental Take Statement issued by the Department of the Interior’s Fish and Wildlife Service (FWS) which was approved in November 2017 (BiOp). Petitioners also requested a stay of the application of MVP’s BiOp during the pendency of the court case. FWS subsequently requested that the court approve a stay of the litigation until January 11, 2020. On August 15, 2019, the MVP Joint Venture submitted a project-wide voluntary suspension of construction activities that pose a risk of incidental take, based on the BiOp. On October 11, 2019, the Fourth Circuit issued an order approving the stay of the BiOp and held the litigation in abeyance until January 11, 2020 pending re-consultation between FWS and the FERC regarding FWS’s review of the BiOp. In response to the Fourth Circuit's order, on October 15, 2019, the FERC issued an order to the MVP Joint Venture to cease all forward-construction progress. Subsequently, the FERC authorized certain limited construction activities to resume. On January 9, 2020, the Fourth Circuit granted FWS' motion to hold the case in abeyance until March 11, 2020.

Other Proceedings that May Affect the MVP Project

•
Cowpasture River Preservation Association, et al. v. U.S. Forest Service, et al., Case No. 18-1144, Fourth Circuit Court of Appeals. On December 13, 2018, in an unrelated case involving the ACP, the Fourth Circuit held that the USFS, which is part of the Department of Agriculture, lacked the authority to grant rights-of-way for oil and gas pipelines to cross the Appalachian Trail. Although the MVP Joint Venture obtained its grant to cross the Appalachian Trail from the BLM, a part of the Department of Interior, the rationale of the Fourth Circuit's opinion could apply to the BLM as well. On February 25, 2019, the Fourth Circuit denied ACP’s petition for en banc rehearing. The federal government and ACP filed petitions to the United States Supreme Court on June 26, 2019 seeking judicial review of the Fourth Circuit's decision. On October 4, 2019, the Supreme Court formally accepted the Petitioners' writ of certiorari. The oral arguments occurred on February 24, 2020. Based on general court practice, the Company anticipates that the Supreme Court will issue its decision by June 2020. The MVP Joint Venture is continuing to pursue multiple options to address the Appalachian Trail issue, including but not limited to, administrative, regulatory and legislative options.

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

•
Paylor et al. v. Mountain Valley Pipeline, LLC, Case No. CL18-4874-00, Circuit Court of Henrico County. On December 7, 2018, the Virginia Department of Environmental Quality and the State Water Control Board (the Plaintiffs) filed a lawsuit against the MVP Joint Venture in the Circuit Court of Henrico County alleging violations of Virginia's State Water Control Law, Water Resources and Wetlands Protection Program, and Water Protection Permit Program Regulations at sites in Craig, Franklin, Giles, Montgomery and Roanoke Counties, Virginia. On October 11, 2019, the Plaintiffs issued a consent decree to the MVP Joint Venture. As part of the consent decree, the MVP Joint Venture would agree to court-supervised compliance with environmental laws and third-party monitoring of erosion controls. The MVP Joint Venture would also agree to pay $2.15 million in penalties. The consent decree was signed by the judge on December 11, 2019, and the penalty was paid in December 2019 and accepted by the agency on January 7, 2020. Beyond the civil penalty, MVP is required to complete additional corrective actions and comply with reporting requirements outlined in the consent decree.

Item 4.        Mine Safety Disclosures
Not applicable.
Information about our Executive Officers (as of February 27, 2020)

Name	Age	Year Initially Elected as Executive Officer	Title
Thomas F. Karam	61	2018	Chief Executive Officer
Diana M. Charletta	47	2018	President and Chief Operating Officer
Kirk R. Oliver	62	2018	Senior Vice President and Chief Financial Officer
Stephen M. Moore	60	2019	Senior Vice President and General Counsel
Brian P. Pietrandrea	45	2019	Vice President and Chief Accounting Officer
Mr. Karam was appointed President and Chief Executive Officer of Equitrans Midstream in September 2018 and became a member of the Board of Directors in November 2018 upon completion of the Separation. In July 2019, he assumed the role of Chairman of the Board and Chief Executive Officer. Mr. Karam was appointed as a director and President and Chief Executive Officer of Equitrans Midstream and the EQM General Partner in August 2018 and assumed the role of Chairman of the EQM General Partner’s Board in October 2018. He remained in these positions following the completion of the EQM IDR Transaction (except that in July 2019 Ms. Charletta assumed the role of President of the EQM General Partner). Mr. Karam served as President and Chief Executive Officer and a director of EQGP’s general partner from August 2018 through the EQGP Buyout and chairman of the board from October 2018 through the EQGP Buyout. Prior to Equitrans Midstream, he was named Senior Vice President, EQT; and President, Midstream in August 2018. Mr. Karam served on EQT's Board of Directors from November 2017 until the Separation in November 2018. Mr. Karam is the founder and served as Chairman of Karbon Partners, LLC, which invests in, owns, constructs, and operates midstream energy assets, from April 2017 to August 2018. Mr. Karam previously served as the founder, Chairman and Chief Executive Officer of PennTex Midstream Partners, LLC (PennTex), a publicly traded master limited partnership with operations in North Louisiana and the Permian Basin from 2014 until its sale to Energy Transfer Partners in 2016. Preceding PennTex, he was the founder, Chairman and Chief Executive Officer of Laser Midstream Partners, LLC, one of the first independent natural gas gathering systems in the northeast Marcellus Shale, from 2010 until 2012 when it was acquired by Williams Partners.
Ms. Charletta was appointed President of Equitrans Midstream in July 2019. She was appointed Executive Vice President and Chief Operating Officer of Equitrans Midstream in September 2018. She has also served as Executive Vice President, Chief Operating Officer and a Director of the EQM General Partner since October 2018, and maintained these same positions with the EQM General Partner following the completion of the EQM IDR Transaction. She was promoted to President of the EQM General Partner in July 2019. Ms. Charletta served as the Executive Vice President, Chief Operating Officer and a Director of general partner of EQGP from October 2018 through the consummation of the EQGP Buyout. Ms. Charletta joined EQT in 2002 as a senior pipeline engineer and from that time held various management positions with increased responsibility. She assumed the role of Senior Vice President of Midstream Operations of a subsidiary of EQT in December 2013 and was promoted to Senior Vice President of Midstream Engineering and Construction in July 2017.
Mr. Oliver was appointed Senior Vice President and Chief Financial Officer of Equitrans Midstream in September 2018. He has also served as Senior Vice President, Chief Financial Officer and a Director of the EQM General Partner since October 2018 and maintained the same positions with the EQM General Partner following the completion of the EQM IDR Transaction. Mr.

Oliver served as the Senior Vice President, Chief Financial Officer and a Director of the general partner of EQGP from October 2018 through the EQGP Buyout. Prior to joining Equitrans Midstream, he was Chief Financial Officer for UGI Corporation, which distributes, stores, transports and markets energy products and related services, from October 2012 through May 2018.
Mr. Moore was appointed Senior Vice President and General Counsel of Equitrans Midstream in April 2019. Prior to joining Equitrans Midstream, Mr. Moore was general counsel of PennTex Midstream Partners, LP, a publicly traded master limited partnership from 2014 through 2017. From March 2018 to April 2019, Mr. Moore served as special projects counsel to UGI Corporation.
Mr. Pietrandrea was appointed as Vice President and Chief Accounting Officer of Equitrans Midstream in August 2019. He was also was appointed as Vice President and Chief Accounting Officer of the EQM General Partner in August 2019. He also served as Controller of certain subsidiaries of Equitrans Midstream effective upon the Separation until his promotion in August 2019. Prior to joining Equitrans Midstream, Mr. Pietrandrea served in various roles of increasing responsibility at a subsidiary of EQT, including Director, Partnership Accounting and Reporting, from October 2013 through February 2017, Controller, from March 2017 through February 2018, and Vice President and Controller from March 2018 through the Separation.
All executive officers have executed agreements with the Company and serve at the pleasure of the Company's Board of Directors. Officers are elected annually to serve during the ensuing year or until their successors are elected and qualified, or until their death, resignation or removal.

PART II
Item 5.        Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Equitrans Midstream common stock began trading on the NYSE on a "regular way" basis under the symbol "ETRN" on November 13, 2018.

On November 13, 2018, the Board declared a dividend of one Right for each outstanding share of Equitrans Midstream common stock and adopted a shareholder rights plan, as set forth in the Rights Agreement (see Note 1). The dividend was paid on November 23, 2018 to Equitrans Midstream shareholders of record as of the close of business on such date. The Rights initially traded with, and were inseparable from, the shares of Equitrans Midstream common stock. New Rights were to accompany any new shares of Equitrans Midstream common stock issued after November 23, 2018 until the earlier of the time when the Rights become exercisable and any redemption or expiration of the Rights. The Rights expired on March 31, 2019.
As of January 31, 2020, there were 1,952 shareholders of record of Equitrans Midstream common stock.

On January 15, 2020, the Board declared a cash dividend for the fourth quarter of 2019 of $0.45 per share payable on February 21, 2020 to shareholders of record at the close of business on February 11, 2020.

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

EQM Cash Distribution. On January 15, 2020, the Board of Directors of the EQM General Partner (the EQM Board) declared a cash distribution to EQM's unitholders for the fourth quarter of 2019 of $1.16 per EQM common unit. The cash distribution was paid on February 13, 2020 to EQM's common unitholders of record at the close of business on February 4, 2020. Cash distributions paid by EQM to the Company will be approximately $136.0 million with respect to the Company's limited partner interest in EQM.

In addition, on January 15, 2020, the EQM Board declared a quarterly cash distribution on the Series A Preferred Units for the fourth quarter of 2019 of $1.0364 per Series A Preferred Unit. The cash distribution was paid on February 13, 2020 to holders of Series A Preferred Units of record at the close of business on February 4, 2020.

On February 27, 2020, EQM announced its intention to reduce its quarterly distribution from $1.16 per unit to $0.3875 per unit, a decrease of approximately 67% per unit, in connection with the announcement of the EQM Merger, commencing with the first quarter 2020 distribution. On February 27, 2020, the Company also announced its intention to reduce its quarterly dividend from $0.45 per share to $0.15 per share, a decrease of approximately 67% per share, in connection with the announcement of the EQM Merger, commencing with the first quarter 2020 dividend.

Recent Sales of Unregistered Securities

See Note 18 for a description of the Restructuring Agreement.

Market Repurchases
The following table sets forth the Company's repurchases of equity securities registered under Section 12 of the Exchange Act that occurred during the three months ended December 31, 2019:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under plans or programs
October 2019 (October 1 - October 31)	84	$13.37	—	$—
November 2019 (November 1 - November 30)	269	10.19	—	—
December 2019 (December 1 - December 31)	221	16.59	—	—
Total	574	$13.12	—	$—

(a)	Reflects the number of shares withheld by the Company to pay taxes upon vesting of restricted stock.
Stock Performance Graph

The graph below compares the cumulative thirteen-month total return provided to shareholders on Equitrans Midstream's common stock relative to the cumulative total returns of the S&P 500 index and two customized peer groups, both with eighteen companies, whose individual companies are listed in footnotes (a) and (b) below. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in Equitrans Midstream common stock, in the index and in each of the peer groups on November 13, 2018 and its relative performance is tracked through December 31, 2019.

	11/13/2018	12/31/2018	12/31/2019
Equitrans Midstream Corporation	$100.00	$95.84	$71.75
S&P 500	100.00	92.82	122.05
Old Peer Group (a)	100.00	90.81	104.34
New Peer Group (b)	100.00	91.00	105.23

(a)
There are eighteen companies included in the Company's first customized peer group which are: Antero Midstream Corp, Cheniere Energy Inc., Crestwood Equity Partners LP, DCP Midstream LP, Enable Midstream Partners LP, Energy Transfer LP, EnLink Midstream, LLC, Enterprise Products Partners L.P., Kinder Morgan, Inc., Magellan Midstream Partners LP, MPLX LP, ONEOK, Inc., Phillips 66 Partners LP, Plains All American Pipeline LP, Plains GP Holdings LP, Targa Resources Corp., Western Gas Equity Partners LP and The Williams Companies, Inc. Andeavor Logistics LP (Andeavor) was acquired and ceased trading in July of 2019.  Buckeye Partners, LP (Buckeye) was acquired and ceased trading in November of 2019. Andeavor and Buckeye were included in the Company’s peer group for 2019.

(b)
The eighteen companies included in the Company's second customized peer group are: Antero Midstream Corp, Cheniere Energy Partners, L.P., Crestwood Equity Partners LP, DCP Midstream LP, Enable Midstream Partners LP, Energy Transfer LP, EnLink Midstream, LLC, Enterprise Products Partners L.P., Kinder Morgan, Inc., Magellan Midstream Partners, L.P., MPLX LP, ONEOK, Inc., Phillips 66 Partners LP, Plains All American Pipeline LP, Plains GP Holdings LP, Targa Resources Corp., Western Midstream Partners, LP and The Williams Companies, Inc. Cheniere Energy Partners, LP replaces Cheniere Energy, Inc. because it is a closer peer to the Company because Cheniere Energy Partners, LP holds more assets than Cheniere Energy Inc.

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

	Years Ended December 31,
	2019(a)	2018	2017(a)	2016	2015
	(Thousands, except per share amounts)
Operating revenues	$1,630,242	$1,495,098	$895,558	$732,272	$632,936

Net (loss) income attributable to Equitrans Midstream Corporation	(203,743)	218,398	(27,156)	65,153	174,296

(Loss) earnings per share of common stock attributable to Equitrans Midstream
Basic	$(0.80)	$0.86	$(0.11)	$0.26	$0.69
Diluted	$(0.80)	$0.86	$(0.11)	$0.26	$0.68

Cash dividends declared per share of common stock	$1.80	$0.41	$—	$—	$—

(a)
For the years ended December 31, 2019 and December 31, 2017, because the Company generated a net loss, the Company's computation of loss per share excluded potentially dilutive securities; as such, basic and diluted average common stock outstanding were the same for the years ended December 31, 2019 and December 31, 2017.

	December 31,
	2019	2018	2017	2016	2015 (a)
	(Thousands)
Total assets	$12,041,709	$10,523,835	$8,328,796	$4,392,155	$3,486,515
Long-term debt, including credit facilities (b)	6,324,483	4,660,244	1,453,352	985,732	493,401

(a)	Unaudited.

(b)	Includes outstanding borrowings under EQM's and Eureka Midstream's credit facilities.
See "Item 1A. Risk Factors," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 for a discussion of matters that affect the comparability of the selected financial data as well as uncertainties that might affect the Company's future financial condition and results of operation.

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements, and the notes thereto, included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
The Company has applied the FAST Act Modernization and Simplification of Regulation S-K that was adopted by the SEC on March 20, 2019, which allows registrants providing financial statements covering three years in a filing to exclude discussion of the earliest of the three years in "Management's Discussion and Analysis of Financial Condition and Results of Operations". The information covered here provides a comparison of material changes in the consolidated financial statements for fiscal year 2019 and fiscal year 2018. For the comparison of fiscal year 2018 and fiscal year 2017, see Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 14, 2019.
Executive Overview
Net loss attributable to Equitrans Midstream was $203.7 million in 2019 compared with net income attributable to Equitrans Midstream of $218.4 million in 2018. The decrease resulted primarily from increased impairments to long-lived assets (as discussed in Note 3), higher net interest expense associated with increased long-term debt outstanding, higher other operating expenses and lower net income attributable to noncontrolling interests partly offset by higher gathering revenues primarily associated with the operating entities acquired with the Bolt-on Acquisition, higher equity income from EQM's investment in the MVP Joint Venture and lower income tax expense.
On January 15, 2020, the Board declared a cash dividend for the fourth quarter of 2019 of $0.45 per share payable on February 21, 2020 to shareholders of record at the close of business on February 11, 2020.
The following table reconciles the differences between operating income attributable to EQM as reported in EQM's Annual Report on Form 10-K for the years ended December 31, 2019 and 2018 and operating income attributable to Equitrans Midstream for the same periods.

	Years Ended December 31,
	2019	2018
	(Thousands)
Operating income attributable to EQM	$204,186	$726,653
Less:
Separation and other transaction costs	6,736	77,682
Impairment of long-lived assets	114,951	—
Additional expenses, net	6,499	5,887
Operating income attributable to Equitrans Midstream	$76,000	$643,084
Separation and Other Transaction Costs. Separation and other transaction costs primarily represented expenses related to the EQGP Buyout, the EQM IDR Transaction and the Separation for the year ended December 31, 2019. Separation and other transaction costs for the year ended December 31, 2018, primarily related to the Rice Merger, the EQM-RMP Mergers, the Drop-Down Transaction, the Separation, the EQGP Buyout and the EQM IDR Transaction (which included charges from EQT). Separation costs recorded in 2018 also included a one-time charitable contribution of $15.0 million made to the Equitrans Midstream Foundation, a charitable organization established to continue EQT's legacy of charitable giving. Future contributions to the Equitrans Midstream Foundation, if any, will be evaluated from time to time.
Impairment of Long-lived Assets. The Company recognized $115.0 million of additional goodwill impairment primarily related to the Rice Retained Midstream reporting unit (see Note 3).
Additional Expenses, Net. As a result of being a publicly traded company, the Company incurs additional operating expenses separate from and in addition to similar costs incurred by EQM.

Business Segment Results
Operating segments are revenue-producing components of an enterprise for which separate financial information is produced internally and is subject to evaluation by the chief operating decision maker in deciding how to allocate resources. Other income, net interest expense and income tax expense are managed on a consolidated basis. The Company has presented each segment's operating income, equity income and various operational measures in the following sections. Management believes that the presentation of this information is useful to management and investors regarding the financial condition, results of operations and trends of its segments. The Company has reconciled each segment's operating income to the Company's consolidated operating income and net income in Note 6.
GATHERING RESULTS OF OPERATIONS

	Years Ended December 31,
	2019	2018(a)	% Change	2017(a)	% Change
FINANCIAL DATA	(Thousands, except per day amounts)
Firm reservation fee revenues	$581,118	$447,360	29.9	$407,355	9.8
Volumetric-based fee revenues	578,813	549,710	5.3	102,612	435.7
Total operating revenues	1,159,931	997,070	16.3	509,967	95.5
Operating expenses:
Operating and maintenance	96,740	79,735	21.3	45,325	75.9
Selling, general and administrative	80,822	84,001	(3.8)	45,052	86.5
Separation and other transaction costs	19,344	7,761	149.2	—	100.0
Depreciation	144,310	98,678	46.2	44,957	119.5
Amortization of intangible assets	53,258	41,547	28.2	5,540	649.9
Impairments of long-lived assets	854,307	261,941	226.1	—	100.0
Total operating expenses	1,248,781	573,663	117.7	140,874	307.2
Operating (loss) income	$(88,850)	$423,407	(121.0)	$369,093	14.7

OPERATIONAL DATA
Gathering volumes (BBtu per day)
Firm capacity reservation	3,351	2,044	63.9	1,826	11.9
Volumetric-based services	4,493	4,445	1.1	816	444.7
Total gathered volumes	7,844	6,489	20.9	2,642	145.6

Capital expenditures(b)	$834,712	$717,251	16.4	$254,522	181.8

(a)
Includes the pre-acquisition results of the Drop-Down Transaction and the EQM-RMP Mergers, which were effective May 1, 2018 and July 23, 2018, respectively. The recasts are for the period the acquired businesses were under the common control of EQT, which began on November 13, 2017 as a result of the Rice Merger.

(b)	Includes approximately $25.9 million of capital expenditures related to noncontrolling interests in Eureka Midstream for the year ended December 31, 2019.
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Gathering operating revenues increased by $162.9 million in 2019 compared to 2018, driven primarily as a result of revenues generated by the entities acquired in the Bolt-on Acquisition, as well as production development in the Marcellus and Utica Shales in 2019. Firm reservation fee revenues increased approximately $133.8 million primarily as a result of increased revenues generated under agreements with MVCs and revenues generated by the entities acquired in the Bolt-on Acquisition, as well as higher rates on various wellhead expansion projects in 2019. Volumetric-based fee revenues increased approximately $29.1 million due to revenues generated by the entities acquired in the Bolt-on Acquisition.

Gathering operating expenses increased by $675.1 million in 2019 compared to 2018, primarily as a result of approximately $854.3 million in impairment charges in 2019, of which $736.8 million related to impairments of goodwill, $81.0 million was associated with an impairment to certain low-pressure gathering assets and $36.4 million related to an impairment of intangible assets (as discussed in Note 3), an approximate $45.6 million increase in depreciation expense as a result of additional assets placed in-service, as well as depreciation on assets acquired in the Bolt-on Acquisition and the Shared Assets Transaction, and an approximate $17.0 million increase in operating and maintenance expense primarily associated with the operations of entities acquired in the Bolt-on Acquisition and increased personnel costs, partly offset by a decrease to repairs and maintenance expense. In addition, EQM recognized an increase to separation and other transaction costs of approximately $11.6 million primarily associated with the Bolt-on Acquisition. Selling, general and administrative expenses decreased approximately $3.2 million primarily due to lower corporate overhead and personnel costs, partly offset by an increase in information technology related expenses and an increase in expenses associated with the entities acquired in the Bolt-on Acquisition.

See "Outlook" and Note 3 for further discussion of the impairment of long-lived assets.

See also “Outlook” and Note 18 for a discussion of the EQT Global GGA with EQT and the Credit Letter Agreement, and the transactions related thereto, including the potential cash fee relief related to the MVP in-service date. The Company expects that the revenues resulting from the MVCs provided in the EQT Global GGA will increase the proportion of the Company’s total operating revenues that are firm reservation fee revenues in future periods.
TRANSMISSION RESULTS OF OPERATIONS

	Years Ended December 31,
	2019	2018	% Change	2017	% Change
FINANCIAL DATA	(Thousands, except per day amounts)
Firm reservation fee revenues	$356,569	$356,725	—	$348,193	2.5
Volumetric-based fee revenues	33,951	30,076	12.9	23,793	26.4
Total operating revenues	390,520	386,801	1.0	371,986	4.0
Operating expenses:
Operating and maintenance	33,989	39,563	(14.1)	33,908	16.7
Selling, general and administrative	26,865	31,936	(15.9)	31,922	—
Depreciation	51,935	49,723	4.4	58,689	(15.3)
Total operating expenses	112,789	121,222	(7.0)	124,519	(2.6)
Operating income	$277,731	$265,579	4.6	$247,467	7.3

Equity income	$163,279	$61,778	164.3	$22,171	178.6

OPERATIONAL DATA
Transmission pipeline throughput (BBtu per day)
Firm capacity reservation	2,823	2,903	(2.8)	2,399	21.0
Volumetric-based services	90	59	52.5	37	59.5
Total transmission pipeline throughput	2,913	2,962	(1.7)	2,436	21.6

Average contracted firm transmission reservation commitments (BBtu per day)	3,966	3,909	1.5	3,627	7.8

Capital expenditures(a)	$59,313	$114,450	(48.2)	$111,102	3.0

(a)
Transmission capital expenditures do not include capital contributions made to the MVP Joint Venture for the MVP and MVP Southgate projects of approximately $774.6 million, $913.2 million and $159.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Transmission operating revenues increased by approximately $3.7 million in 2019 compared to 2018 primarily due to increased volumetric-based fee revenues due to an increase in pipeline throughput.

Transmission operating expenses decreased by approximately $8.4 million in 2019 compared to 2018. Operating and maintenance expense decreased approximately $5.6 million primarily resulting from lower personnel costs and a decrease in repairs and maintenance expense. Selling, general and administrative expense decreased approximately $5.1 million resulting from lower corporate overhead and personnel costs. The decrease in operating and maintenance expense and selling, general and administrative expense was partly offset by an increase in depreciation expense due to additional assets placed in service.
Equity income increased by $101.5 million in 2019 compared to 2018 due to the increase in the MVP Joint Venture's AFUDC on the MVP as a result of continued spending on the project.
WATER RESULTS OF OPERATIONS

	Years Ended December 31,
	2019	2018(a)	% Change	2017(a)	% Change
FINANCIAL DATA	(Thousands)
Water service revenues	$79,791	$111,227	(28.3)	$13,605	717.5

Operating expenses:
Operating and maintenance	34,638	44,152	(21.5)	5,598	688.7
Selling, general and administrative	2,933	5,895	(50.2)	347	1,598.8
Depreciation	26,915	23,513	14.5	3,515	568.9
Total operating expenses	64,486	73,560	(12.3)	9,460	677.6
Operating income	$15,305	$37,667	(59.4)	$4,145	808.7

OPERATIONAL DATA
Water services volumes (MMgal)	1,808	2,088	(13.4)	226	823.9

Capital expenditures	$37,457	$23,537	59.1	$6,233	277.6

(a)
Includes the pre-acquisition results of the EQM-RMP Mergers, which were effective July 23, 2018. The recast is for the period the acquired businesses were under the common control of EQT, which began on November 13, 2017 as a result of the Rice Merger.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Water operating revenues decreased by $31.4 million in 2019 compared to 2018, primarily due to a reduction in fresh water distribution fees as the fee EQM charges per gallon of water is tiered and thus is lower on a per gallon basis once certain volumetric thresholds are met and a 13.4% decrease in fresh water distribution volumes associated with lower customer activity.
Water operating expenses decreased by $9.1 million in 2019 compared to 2018, primarily as a result of decreased operating and maintenance expense associated with reduced operating activity and water procurement costs and decreased selling, general and administrative expense associated with lower corporate overhead and personnel costs, partly offset by increased depreciation expense as a result of additional assets placed in-service.
Other Income Statement Items
Other Income
Other income decreased $2.4 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to the net settlement of incentive compensation.

Net Interest Expense
Net interest expense increased by $140.7 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 due primarily to higher interest expense of $64.8 million on the EQM $2.5 Billion Senior Notes (defined in Note 11), higher interest expense of $58.2 million associated with increased outstanding debt related to the ETRN Term Loan Credit Agreement (defined in Note 11) and the 2019 EQM Term Loan Agreement (defined in Note 11), higher interest expense of $18.6 million on net credit facility borrowings (including borrowings under the Eureka Credit Facility (defined in Note 11)), a decrease in interest income earned on cash on hand of $12.1 million and higher amortization of debt issuance costs of $6.9 million, partly offset by increased capitalized interest and AFUDC – debt of $18.0 million.
See Notes 11 and 18 for discussion of the Company's, EQM's and Eureka Midstream's debt, as applicable.
Income Taxes
See Note 12 for an explanation of the decrease in income taxes for the year ended December 31, 2019 compared to the year ended December 31, 2018.
The Company's operations had been included in EQT's consolidated income tax return for federal and state tax purposes prior to the Separation. As a result, the financial statements include the income taxes incurred by the Company computed on a separate return basis. EQM, Eureka Midstream and EQGP are limited partnerships for U.S. federal and state income tax purposes and are not subject to U.S. federal or state income taxes. In addition, as of December 31, 2017, Rice Midstream Holdings LLC (Rice Midstream Holdings) was a multi-member LLC and was not subject to U.S. federal or state income taxes. In the fourth quarter of 2018, prior to the Separation, Rice Midstream Holdings was merged out of existence as part of internal restructurings.
On December 22, 2017, the U.S. Congress enacted the Tax Cuts and Jobs Act (the Tax Reform Legislation), which made significant changes to U.S. federal income tax law, including lowering the federal corporate tax rate to 21% from 35% beginning January 1, 2018. The Tax Reform Legislation contains several other provisions, such as limiting the utilization of net operating losses generated after December 31, 2017 that are carried into future years to 80% of taxable income and limitations on the deductibility of interest expense, which are not expected to have a material effect on the Company's results of operations. As of December 31, 2018, the Company completed its accounting for the effects of the Tax Reform Legislation, including accounting for the revaluation of net deferred tax assets and for state income tax effects, and recorded deferred income tax expense of $7.4 million, which is in addition to the $129.3 million of deferred income tax expense recorded during the year ended December 31, 2017. The Company also considered whether existing deferred tax assets will be recovered in future periods under this legislation and noted no significant effect on the deferred tax assets.
All of EQM, Eureka Midstream and, for the period prior to the EQGP Buyout, EQGP income is included in the Company's pre-tax income; however, the Company does not record income tax expense on the portions of its income attributable to the noncontrolling limited partners of EQM, the noncontrolling members of Eureka Midstream, the noncontrolling limited partners of EQGP (for the period prior to the EQGP Buyout) and, for the period prior to May 1, 2018, the noncontrolling member of Strike Force Midstream. This reduces the Company's effective tax rate in periods when the Company has consolidated pre-tax income. Also, given that Rice Midstream Holdings was a multi-member limited liability company prior to October 22, 2018, the Company was not required to record income tax expense on Rice Midstream Holdings' income during such prior periods.
Net Income Attributable to Noncontrolling Interests
For the years ended December 31, 2019 and 2018, the Company's noncontrolling interests included the third-party ownership interests in EQM. For the year ended December 31, 2019 and specifically for the period from April 10, 2019 to December 31, 2019, the Company's noncontrolling interests also included third-party ownership interests in Eureka Midstream, as well as the Series A Preferred Unit interests in EQM's net income. For the period beginning January 1, 2019 and ending January 10, 2019 and for the year ended December 31, 2018, the Company's noncontrolling interests included third-party ownership interests in EQGP. For the periods in 2018 prior to the Company's acquisition of their remaining respective noncontrolling interests, the Company's noncontrolling interests also included the third-party ownership interests in RMP and Gulfport Midstream's 25% ownership interest in Strike Force Midstream.
The noncontrolling interests described above resulted in net income allocations to noncontrolling interests in the statements of consolidated comprehensive income. Net income attributable to noncontrolling interests fluctuates based on the amount of net income earned by the entities with noncontrolling interests, the amount of net income allocated to EQM's IDRs prior to the EQM IDR Transaction, the amount of net income allocated to the Class B units subsequent to the EQM IDR Transaction, the amount of net income attributable to the noncontrolling interest related to the third-party ownership interests in Eureka

Midstream, the amount of net income attributable to the Series A Preferred Units and any changes in the noncontrolling ownership percentages.
See "Investing Activities" and "Capital Requirements" under "Capital Resources and Liquidity" for discussion of capital expenditures.
Outlook
The Company's assets overlay core acreage in the Appalachian Basin. The location of the Company's assets allows it to access major demand markets in the U.S. The Company is one of the largest natural gas gatherers in the U.S., and its largest customer, EQT, is the largest natural gas producer in the U.S. based on produced volumes. The Company maintains a stable cash flow profile, with approximately 58% of its revenue for the year ended December 31, 2019 generated by firm reservation fees and MVCs. Further, the percentage of the Company’s revenues that are generated by firm reservation fees and MVCs is expected to increase in future years as a result of the EQT Global GGA, which includes an MVC effective on February 26, 2020 of 3.0 Bcf per day, which ramps up to 4.0 Bcf per day in future periods following the in-service date of the MVP project.
The Company's principal strategy is to achieve the scale and scope of a top-tier midstream company by leveraging its existing assets, executing on its growth projects and, where appropriate, seeking and executing on strategically-aligned acquisition and joint venture opportunities, while strengthening its balance sheet through (i) highly predictable cash flows backed by MVCs and firm reservation fees, (ii) actions to delever its balance sheet, (iii) disciplined capital spending, (iv) operating cost control and (v) an appropriate distribution policy. As part of its approach to organic growth, the Company is focused on building and completing its key transmission and gathering growth projects outlined under "Strategy" in "Item 1. Business," many of which are supported by contracts with firm capacity commitments. Additionally, the Company is targeting growth from volumetric gathering and transmission opportunities and from its water services business, which is complementary to its gathering business.
On February 27, 2020, the Company and EQM announced the EQT Global GGA with EQT, which is a 15-year contract that includes, among other things, a 3.0 Bcf per day MVC (which gradually steps up to 4.0 Bcf per day for several years following the in-service date of the MVP project) and the dedication of a substantial majority of EQT’s core acreage in Pennsylvania and West Virginia to the Company, and EQT received certain gathering fee relief over a period of three years following the in-service date of the MVP. The EQT Global GGA replaced 14 previous gathering agreements between affiliates of EQT and the Company. In addition, on February 27, 2020, the Company and EQM announced a definitive merger agreement between the Company, EQM and certain of their affiliates related to the EQM Merger, pursuant to which, among other things, the Company will acquire all of the issued and outstanding EQM common units (other than EQM common units held by the Company and its subsidiaries). Following the EQM Merger, which is subject to customary closing conditions, including approvals of EQM’s limited partners and the Company’s shareholders, EQM will be a wholly-owned subsidiary of the Company and will no longer be a public entity. The Company expects the EQM Merger to close in mid-2020. See Note 18 for additional information regarding the EQT Global GGA, the EQM Merger and the transactions related thereto.
For further discussion of key growth projects, see "Strategy" in "Item 1. Business." For further discussion of capital expenditures, see "Capital Requirements."

Commodity Prices. The Company’s business is dependent on continued natural gas production and the availability and development of reserves in its areas of operation. Low prices for natural gas and natural gas liquids have adversely affected development of additional reserves and production that is accessible by EQM’s pipeline and storage assets, which also negatively affects EQM’s water services business. The Henry Hub natural gas price ranged from $2.02 per MMbtu to $4.25 per MMbtu between January 1, 2019 and December 31, 2019, and the natural gas forward strip price trended downwards during 2019 and in early 2020, and is expected to remain depressed for several years. Further, market prices for natural gas in the Appalachian Basin continue to be lower than Henry Hub natural gas prices. Lower natural gas prices have caused producers to determine to reduce their rig count or otherwise take actions to slow production growth and/or reduce production, which in turn reduces the demand for, and usage of, EQM’s services. A sustained period of depressed natural gas production and prices could cause producers in EQM's areas of operation to take further actions to reduce natural gas production and supply in the future. EQM’s customers, including EQT, have announced reductions in their capital spending and may continue to lower capital spending in the future based on commodity prices, access to capital, investor expectations for positive free cash flow, a desire to reduce leverage or other factors. On January 13, 2020, EQT publicly announced a 2020 capital expenditure forecast of $1.25 billion to $1.35 billion, compared to 2019 capital expenditures of $1.85 billion to $1.95 billion, which represents an approximate 30% decrease in capital expenditures compared to EQT’s projected 2019 capital expenditures. Longer-term price declines could continue to have an adverse effect on customers' creditworthiness and related ability to pay firm reservation fees under long-term contracts and/or affect activity levels and, accordingly, volumetric-based fees which could affect the

Company's results of operations, liquidity or financial position. For example, on February 3, 2020, S&P took negative rating actions on nine Appalachian exploration and production companies citing lower natural gas price assumptions. Many of EQM’s customers, including EQT, have entered into long-term firm reservation transmission and gathering contracts or contracts with MVCs on EQM's systems. However, approximately 49.9% of EQM’s gathering revenues and 8.7% of EQM’s transmission revenues for the year ended December 31, 2019 were from volumetric-based fee revenues. Additionally, EQM’s water service agreements are primarily volumetric in nature. For more information see "Decreases in production of natural gas in EQM's areas of operation have adversely affected, and future decreases could further adversely affect, its business and operating results and reduce its cash available to make distributions to its unitholders, including us" included in "Item 1A. Risk Factors - Risks Related to EQM's Business."
Potential Future Impairments. During 2019, the Company recognized an impairment to goodwill of approximately $851.8 million, including $602.1 million, $150.5 million, and $99.2 million associated with its RMP PA Gas Gathering, Rice Retained Midstream and Eureka/Hornet reporting units, respectively. In addition, the Company recognized a $36.4 million impairment related to certain Hornet Midstream-related intangible assets during the third quarter of 2019. See Note 3 for additional information. On January 13, 2020, EQT publicly announced an approximately 30% decrease in capital expenditures for 2020 compared to 2019 capital expenditures. In connection with the execution of the EQT Global GGA, management will reevaluate the Company’s reporting units. In connection with the execution of the EQT Global GGA, management may be required to reevaluate the Company's reporting units under the provisions in ASC 350. If, as a result of this reevaluation, management identifies that a change to the current reporting units is warranted, management will assess the goodwill for impairment before and after the change in the reporting units.
Depending on the location and timing of EQT’s 2020 drilling activity, EQT’s planned reductions in its drilling and completions activity, as well as reductions in drilling and completions activity by other producers, the Company may recognize additional goodwill and long-lived asset impairment charges in future periods. The Company continues to receive and evaluate drilling plan information from EQT and other producers for 2020 and future years. As of the filing of this Annual Report on Form 10-K, the Company cannot predict the likelihood or magnitude of any future impairment. See also "Reviews of our goodwill and intangible and other long-lived assets have resulted in and could result in future significant impairment charges" included in "Item 1A, Risk Factors - Risks Related to EQM's Business" and the Company's discussion on "Critical Accounting Policies and Estimates" under "Outlook" included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation."

Capital Resources and Liquidity

The Company's liquidity requirements are to finance EQM's operations, EQM's capital expenditures, potential acquisitions and other strategic transactions and capital contributions to joint ventures, including the MVP Joint Venture, pay cash dividends and distributions and satisfy any indebtedness obligations. The Company's ability to meet these liquidity requirements depends on the cash flow from operations (through EQM operations) and the Company's and EQM's ability to raise capital in banking, capital and other markets. The Company's available sources of liquidity include cash from operations (as distributed to the Company by EQM), incremental borrowings under revolving credit facilities, cash on hand and issuances of additional debt or equity securities by the Company or EQM. Pursuant to the Tax Matters Agreement (defined in Note 9), the Company is subject to certain restrictions related to certain corporate actions, including restrictions related to the issuance of the Company and EQM securities beyond certain thresholds as set forth in the Tax Matters Agreement for a two-year period following the Separation and Distribution. See "We and EQM may determine to forgo or be required to forgo certain transactions in order to avoid the risk of incurring material tax-related liabilities or indemnification obligations under the tax matters agreement." under "Risk Factors – Risks Related to the Separation" included in Item 1A, "Risk Factors." EQM is not forecasting any public equity issuance for currently anticipated organic growth projects.

In February 2020, S&P and Fitch downgraded EQM's credit ratings to non-investment grade and further downgraded the Company's credit ratings. As a result of the downgrades, each of Moody's, S&P and Fitch have assigned non-investment grade credit ratings to the Company and EQM. The non-investment grade ratings have caused EQM to incur higher borrowing costs under the EQM Credit Facility and 2019 EQM Term Loan Agreement. In addition, as a result of the downgrades, EQM was obligated to deliver additional credit support to the MVP Joint Venture, which included letters of credit in the amounts of approximately $220.2 million and $14.2 million with respect to the MVP project and MVP Southgate project, respectively. See "A further downgrade of EQM's credit ratings, including in connection with the MVP project or changes in the credit ratings of EQT, which are determined by independent third parties, could impact EQM's liquidity, access to capital, and costs of doing business." and "The credit and risk profile of EQM affect our credit ratings and risk profile, and any adverse changes in EQM's credit and risk profile could increase our borrowing costs or hinder our ability to raise capital." under "Item 1A. Risk Factors."

Operating Activities
Net cash flows provided by operating activities were $976.5 million for the year ended December 31, 2019 compared to $721.7 million for the year ended December 31, 2018. The increase was driven primarily by the timing of payments from working capital.
Investing Activities
Net cash flows used in investing activities were $2,574.5 million for the year ended December 31, 2019 compared to $1,786.0 million for the year ended December 31, 2018. The increase in cash used was primarily attributable to the cost of the Bolt-on Acquisition in 2019 and increased capital expenditures in 2019 relative to 2018 as further described in "Capital Requirements," partly offset by decreased capital contributions to the MVP Joint Venture consistent with the timing of construction for the MVP and MVP Southgate projects in 2019 relative to 2018.
Financing Activities
Net cash flows provided by financing activities were $1,392.2 million for the year ended December 31, 2019 compared to $1,237.4 million for the year ended December 31, 2018. For the year ended December 31, 2019, the primary sources of financing cash flows were borrowings on the Company's and EQM's credit facilities, proceeds from the issuance of the term loans under the 2019 EQM Term Loan Agreement (defined in Note 11), which were used primarily to pay down borrowings under the EQM Credit Facility, and the net proceeds from the issuance of the Series A Preferred Units, which were used in part to fund the purchase price of the Bolt-on Acquisition and to pay certain fees and expenses related to the Bolt-on Acquisition, while the primary uses of financing cash flows were payments on the Company's and EQM's credit facility borrowings, the payment of dividends, the payments of distributions to noncontrolling interest unitholders, the Company's purchase of EQGP common units and the payment of distributions to Series A Preferred unitholders. For the year ended December 31, 2018, the primary sources of financing cash flows were proceeds from the issuance of the EQM $2.5 Billion Senior Notes and the Term Loans (defined in Note 11) and net credit facility borrowings, while the primary uses of financing cash flows were net distributions to EQT, distributions paid to noncontrolling interest unitholders, the EQGP Unit Purchases (defined in Note 7) and the Gulfport Transaction (defined in Note 1).
Capital Requirements
The gathering, transmission and storage and water service businesses are capital intensive, requiring significant investment to develop new facilities and to maintain and upgrade existing operations.

	Years Ended December 31,
	2019	2018	2017
	(Thousands)
Expansion capital expenditures (a)(b)	$866,295	$803,347	$328,529
Maintenance capital expenditures	65,187	51,891	43,328
Headquarters capital expenditures	9,779	29,336	—
Total capital expenditures (b)	941,261	884,574	371,857
Plus: accrued capital expenditures at the end of prior period (c)	109,347	90,655	26,678
Plus: accrued capital expenditures at acquisition on April 10, 2019 (c)	8,759	—	—
Plus: accrued capital expenditures at acquisition on November 13, 2017 (c)	—	—	72,271
Less: accrued capital expenditures at the end of current period (c)	(91,998)	(109,347)	(90,655)
Total cash capital expenditures	$967,369	$865,882	$380,151

(a)
Expansion capital expenditures do not include capital contributions made to the MVP Joint Venture of $774.6 million, $913.2 million and $159.6 million related to the MVP and MVP Southgate projects for the years ended December 31, 2019, 2018 and 2017, respectively.

(b)
Includes approximately $22.5 million of expansion capital expenditures and $3.4 million of maintenance capital expenditures related to noncontrolling interests in Eureka Midstream for the year ended December 31, 2019.

(c)
The Company accrues capital expenditures when capital work has been completed but the associated bills have not been paid. Accrued capital expenditures are excluded from the statements of consolidated cash flows until they are paid. See Note 6.

Expansion capital expenditures are expenditures incurred for capital improvements that the Company expects will increase its operating income or operating capacity over the long term. In 2019, expansion capital expenditures reflected investments in the assets acquired in the Bolt-on Acquisition, the EQM-RMP Mergers and the Drop-Down Transaction, as well as the Hammerhead project and various wellhead gathering expansion projects, partly offset by decreased spending on the Equitrans, L.P. Expansion project. In 2018, expansion capital expenditures reflected primarily investments in the assets acquired in the EQM-RMP Mergers and the Drop-Down Transaction and in the following projects: the Hammerhead project, the Equitrans L.P. Expansion project, various wellhead gathering expansion projects and the Range Resources header pipeline project.
Maintenance capital expenditures are expenditures made to maintain, over the long term, EQM's operating capacity or operating income. Examples of maintenance capital expenditures are expenditures to repair, refurbish and replace pipelines, to connect new wells to maintain throughput, to maintain equipment reliability, integrity and safety and to address environmental laws and regulations. Maintenance capital expenditures increased by $13.3 million in 2019 compared to 2018 primarily as a result of maintenance associated with the assets acquired in the Bolt-on Acquisition, additional assets placed in service and the timing of ongoing maintenance projects.
In connection with the Separation, the Company assumed all of EQT’s obligations to indemnify and reimburse EQM under EQM's omnibus agreement with EQT other than for those losses or expenses relating to or arising from plugging and abandonment obligations. During 2019, the Company reimbursed EQM approximately $0.7 million associated with bare steel replacement capital expenditures. As of December 31, 2019, the Company's reimbursement obligations associated with bare steel replacement capital expenditures had been capped. Please read "Item 13. Certain Relationships and Related Transactions, and Director Independence—Agreements with EQT—Omnibus Agreement."
In 2020, EQM expects to make capital contributions to the MVP Joint Venture of $650 million to $700 million depending on the timing of the construction of the MVP project and approximately $50 million for the MVP Southgate project. Expansion capital expenditures are expected to be approximately $525 million (exclusive of approximately $40 million attributable to the noncontrolling interest in Eureka Midstream) and maintenance capital expenditures are expected to be approximately $55 million (exclusive of approximately $5 million attributable to the noncontrolling interest in Eureka Midstream), net of expected reimbursements. Future capital investments may vary significantly from period to period based on the available investment opportunities and the timing of the construction of the MVP, MVP Southgate and other projects. Maintenance capital expenditures are also expected to vary quarter to quarter. EQM expects to fund future capital expenditures primarily through cash on hand, cash generated from operations, borrowings under its and its subsidiaries' respective credit facilities (including term loan agreements), debt transactions and issuances of additional EQM partnership units. EQM is not forecasting any public equity issuance for currently anticipated organic growth projects.
Credit Facilities
See Note 11 for discussion of the Company's and its subsidiaries' credit facilities. See Note 18 for additional information on the proposed Intercompany Loan and the anticipated termination of the ETRN Term Loan Credit Agreement.
Security Ratings
The table below sets forth the credit ratings for debt instruments of the Company and EQM at December 31, 2019.

	Equitrans Midstream		EQM
	Term Loan B		Senior Notes
Rating Service	Rating	Outlook	Rating	Outlook
Moody's	Ba3	Stable	Ba1	Stable
S&P	BB	Negative	BBB-	Negative
Fitch	BB	Negative	BBB-	Negative

On January 31, 2020, Moody’s affirmed the Company’s Ba3 and EQM’s Ba1 credit ratings but changed its outlook from stable to negative, citing uncertainty around the MVP project and EQT’s weakening credit profile. On February 4, 2020, S&P downgraded the Company's credit rating to a BB- rating, with a negative outlook, from a BB rating. S&P also downgraded EQM's credit to a BB+ rating, with a negative outlook, from a BBB- rating. On February 27, 2020, S&P further downgraded EQM's credit to a BB rating, with a stable outlook, but upgraded the Company's credit rating to BB, with a stable outlook. Further, on February 18, 2020, Fitch downgraded EQM to a BB rating, with a negative outlook, from a BBB- rating, citing a downgrade of EQT’s credit rating from BBB- to BB, with a negative outlook, on February 14, 2020, as well as uncertainty around the MVP project, as the principal reasons for the ratings action. Additionally, on February 18, 2020, Fitch downgraded the Company’s credit rating from BB to B+ with a negative outlook credit rating and the credit rating specific to the Company’s term loan B from BB to B with a negative outlook. The Company's and EQM's credit ratings are subject to further revision or withdrawal at any time by the assigning rating organization and each rating should be evaluated independently of any other rating. The Company and EQM cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a credit rating agency if, in its judgment, circumstances so warrant, including in connection with the MVP project or the creditworthiness of EQM's customers, including EQT. As of December 31, 2019, EQT's public debt had an investment grade rating, but was on negative outlook with Moody's, S&P and Fitch. On January 13, 2020, Moody's downgraded EQT's senior unsecured rating to Ba1 with a negative outlook, from Baa3 with a negative outlook. On February 3, 2020, S&P downgraded EQT's senior unsecured rating to BB+ with a negative outlook, from BBB- with a negative outlook. Further, on February 14, 2020, Fitch downgraded EQT's senior unsecured rating to BB with a negative outlook, from BBB-. If any credit rating agency further downgrades the Company's or EQM's ratings, the Company's and EQM's access to the capital markets may be limited, borrowing costs could increase, EQM may be required to provide additional credit assurances in support of commercial agreements such as joint venture agreements and, if applicable, construction contracts, and the potential pool of investors and funding sources may decrease. In order to be considered investment grade, a company must be rated Baa3 or higher by Moody's, BBB- or higher by S&P, or BBB- or higher by Fitch. Anything below these ratings, including all of the Company's and EQM's credit ratings are considered non-investment grade.
Schedule of Contractual Obligations
The following represents the Company's contractual obligations as of December 31, 2019. Purchase obligations exclude future capital contributions to the MVP Joint Venture and purchase obligations of the MVP Joint Venture. In addition, the following contractual obligations exclude distributions associated with the Series A Preferred Units.

	Total	2020	2021 – 2022	2023 – 2024	2025 +
	(Thousands)
EQM long-term debt (a)	$4,900,000	$—	$1,400,000	$1,600,000	$1,900,000
ETRN Term Loan Credit Agreement	594,000	6,000	12,000	576,000	—
Credit facility borrowings (b)	902,500	—	292,500	610,000	—
Interest payments on senior notes (c)	1,850,292	175,375	350,750	270,573	1,053,594
Purchase obligations (d)	24,062	24,062	—	—	—
Operating lease obligations (e)	81,483	14,675	22,420	13,725	30,663
Other liabilities (f)	14,519	3,381	11,138	—	—
Total contractual obligations	$8,366,856	$223,493	$2,088,808	$3,070,298	$2,984,257

(a)
Includes $3.5 billion in aggregate principal amount of EQM's senior notes and $1.4 billion associated with the term loans issued pursuant to the 2019 EQM Term Loan Agreement as of December 31, 2019. See Note 11 for further information.

(b)
Credit facility borrowings were classified based on the termination date of the credit facility agreements. As of December 31, 2019, the Company had aggregate credit facility borrowings outstanding of approximately $610 million and $293 million under the EQM Credit Facility and the Eureka Credit Facility, respectively. See Note 11 for further information.

(c)
Interest payments exclude interest related to the EQM Credit Facility, Eureka Credit Facility and term loans issued under the 2019 EQM Term Loan and ETRN Term Loan as the interest rates on the credit facility borrowings and the term loans are variable.

(d)
Purchase obligations represent agreements to purchase goods or services that are enforceable, legally binding and specify all significant terms, including the approximate timing of the transaction. As of December 31, 2019, the Company's purchase obligations included commitments for capital expenditures, operating expenses and service contracts.

(e)	Operating leases are primarily entered into for various office locations and warehouse buildings, as well as lease obligations for compression equipment under existing contracts with third parties.

(f)
Other liabilities represent commitments for estimated payouts as of December 31, 2019 for various Equitrans Midstream liability award plans. See "Critical Accounting Policies and Estimates" below and Note 10 for discussion of factors that affect the ultimate amount of the payout of these obligations.

See Note 18 for additional information on the proposed Intercompany Loan and the anticipated termination of the ETRN Term Loan Credit Agreement.

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
See "The regulatory approval process for the construction of new midstream assets is challenging, and recent decisions by regulatory and judicial authorities in pending proceedings could impact EQM's or the MVP Joint Venture's ability to obtain all approvals and authorizations necessary to complete certain projects on the projected time frame or at all or EQM's ability to achieve the expected investment return on the projects." under "Risk Factors – Risks Related to EQM's Business" included in "Item 1A. Risk Factors," and see "Item 3. Legal Proceedings" for discussion of litigation and regulatory proceedings related to the MVP project.
See Note 14 for further discussion of the Company's commitments and contingencies.
Off-Balance Sheet Arrangements
See Note 8 for discussion of the MVP Joint Venture guarantees.
Recently Issued Accounting Standards
Recently issued accounting standards relevant to the Company are described in Note 1.
Critical Accounting Policies and Estimates
The Company's significant accounting policies are described in Note 1. Preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures of contingent assets and liabilities. The following critical accounting policies, which were reviewed by the Company's Audit Committee, relate to its more significant judgments and estimates used in the preparation of its consolidated financial statements. Actual results could differ from those estimates.
Income Taxes. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company's consolidated financial statements or tax returns.
The Company has federal and state net operating loss (NOL) carryforwards related to federal and various state jurisdictions. The federal and states of Virginia and West Virginia NOL carryforwards have no expiration, but utilization is limited to 80% of taxable income in the year of utilization. The Company's Pennsylvania NOL carryforwards expire in 2039. The Company believes that it is more likely than not that the benefit from certain federal and state NOL carryforwards will be realized. In addition to the NOL carryforwards, the Company has recorded deferred tax assets principally resulting from its investments in partnerships. No valuation allowances have been established because the Company believes that future sources of taxable income, reversing temporary differences and other tax planning strategies will be sufficient to realize these deferred tax assets. Any determination to change the valuation allowance would impact the Company's income tax expense and net income in the period in which such a determination is made.
Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not (greater than 50%) that a tax benefit will not be realized. In evaluating the need for a valuation allowance, management considers all potential sources of taxable income, including income available in carry-back periods, future reversals of taxable temporary differences, projections of taxable income and income from tax planning strategies, as well as all available positive and negative evidence. Positive evidence includes factors such as a history of profitable operations, projections of future profitability within the carry-forward period, including from tax planning strategies, and experience. The Company has not noted any significant negative evidence.

Deferred tax assets for which no valuation allowance is recorded may not be realized, and changes in facts and circumstances may result in the establishment of a valuation allowance. Existing valuation allowances are re-examined under the same standards of positive and negative evidence that apply to valuation allowance establishment. If the Company determines that it is more likely than not that a deferred tax asset for which a valuation is recorded will be realized, all or a portion of the valuation allowance may be released. Deferred tax assets and liabilities are also re-measured to reflect changes in underlying tax rates from law changes.

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
The Company believes that accounting estimates related to income taxes are "critical accounting estimates" because the Company must assess the likelihood that deferred tax assets will be recovered from future taxable income, exercise judgment when evaluating whether or not a valuation allowance must be established on deferred tax assets and exercise judgment regarding the amount of financial statement benefit to record for uncertain tax positions. To the extent that a valuation allowance or an uncertain tax position is established or increased or decreased during a period, the Company includes an expense or benefit within income tax expense on the statements of comprehensive income. Future results of operations for any particular quarterly or annual period could be materially affected by changes in the Company's assumptions. See Note 12 for additional information.
Property, Plant and Equipment. Determination of depreciation requires judgment regarding the estimated useful lives and salvage values of property, plant and equipment. The Company has not historically experienced material changes in its results of operations from changes in the estimated useful lives or salvage values of its property, plant and equipment; however, these estimates are reviewed periodically, including each time Equitrans, L.P. files with the FERC for a change in its transmission, storage and gathering rates. The Company believes that the accounting estimate related to depreciation is a "critical accounting estimate" because it is susceptible to change. These assumptions affect depreciation expense and, if changed, would have an effect on the Company's results of operations and financial position. See Note 1 for additional information.
Impairments of Long-Lived Assets, Including Intangible Assets and Goodwill. Any accounting estimate related to impairment of property, plant and equipment, finite-lived intangible assets, goodwill or an investment in an unconsolidated entity may require the Company's management to make assumptions about future cash flows, discount rates, the fair value of investments and whether losses in the value of its investments are other than temporary. Management's assumptions about future cash flows require significant judgment because actual operating levels have fluctuated in the past and are expected to fluctuate in the future.
Goodwill is the cost of an acquisition less the fair value of the identifiable net assets of the acquired business. Goodwill is evaluated for impairment at least annually or whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company uses a combination of an income and market approach to estimate the fair value of a reporting unit. See Notes 1 and 3 for additional information.
The Company believes that the accounting estimates related to impairments are "critical accounting estimates" because they require assumptions that are susceptible to change, including estimating fair value which requires considerable judgment. For goodwill, management’s estimate of a reporting unit’s future financial results is sensitive to changes in assumptions, such as changes in stock prices, weighted-average cost of capital, terminal growth rates and industry multiples. The Company believes the estimates and assumptions used in estimating its reporting units’ fair values are reasonable and appropriate, however, different assumptions and estimates could materially affect the calculated fair value and the resulting conclusion on impairment of goodwill, which could materially affect the Company’s results of operations and financial position. Additionally, actual results could differ from these estimates. The Company performed a sensitivity analysis for the RMP PA Gas Gathering reporting unit (defined and discussed in Note 1), which is the only reporting unit with goodwill as of December 31, 2019, to quantify the effect of certain changes to assumptions used in the goodwill assessment. It was determined that a 1% increase to the weighted average cost of capital and a corresponding 1% decrease to the terminal cash flow growth rate would have resulted in the Company’s recognition of approximately $81.3 million of additional impairment of goodwill as of December 31, 2019.

The Company’s investments in unconsolidated entities also require considerable judgment to estimate fair value because the Company’s investments are not traded on an active market. Additionally, investments in unconsolidated entities are susceptible to impairment risk from further adverse macroeconomic conditions or other adverse factors such as permit and litigation matters impacting the MVP project. Such matters could cause further significant delays in the timing and costs of the MVP project which could result in a decline in fair value that could trigger future impairment charges relating to the Company’s investments in unconsolidated entities.
Any potential impairment would have an effect on the Company's results of operations and financial position. See Notes 1 and 3 for additional information.

Revenue Recognition. Revenue from the gathering, transmission and storage of natural gas is generally recognized when the service is provided. Revenue from water services is generally recognized when water is delivered. For all contracts, EQM allocates the transaction price to each performance obligation based on the judgmentally determined relative standalone selling price. When applicable, the excess of consideration received over revenue recognized results in the deferral of those amounts until future periods based on a units of production or straight-line methodology as these methods appropriately match the consumption of services provided to the customer. The units of production methodology requires the use of production estimates that are uncertain and the use of judgment when developing estimates of future production volumes, thus impacting the rate of revenue recognition. Production estimates are monitored as circumstances and events warrant. Certain of our gas gathering and water agreements have MVCs. If a customer under such an agreement fails to meet its MVC for a specified period (thus not exercising all the contractual rights to gathering and water services within the specified period, herein referred to as “breakage”), it is obligated to pay a contractually determined fee based upon the shortfall between the actual gathered or water volumes and the MVC for the period contained in the contract. Based on management’s judgment, it is probable that the customer will not exercise all or a portion of its remaining rights, we recognize revenue associated with such breakage amount in proportion to the pattern of exercised rights within the respective MVC period.
Revenue related to services provided but not yet billed is estimated each month. These estimates are generally based on contract data, preliminary throughput and allocation measurements. Final bills for the current month are billed and collected in the following month. See Note 4 for additional information.
EQM records a provision for accounts receivable that are estimated to be uncollectible. In order to calculate the appropriate provision, an estimated loss rate of accounts receivable as a percentage of total revenue is used. This estimated loss rate is applied to the outstanding accounts receivable and is updated periodically based on a customer's credit rating or other events that could impact the estimated loss rate, such as a significant change to the natural gas industry or to the economy as a whole. Management reviews the adequacy of the allowance on a quarterly basis using the assumptions that apply at that time. While EQM has not historically experienced material bad debt expense, declines in the market price for natural gas affecting producer activity combined with the increase in customers on EQM's systems may result in a greater exposure to potential losses than management's current estimates.
The Company believes that the accounting estimates related to revenue recognition are "critical accounting estimates" because estimated volumes are subject to change based on actual measurements, including prior period adjustments. In addition, the Company believes that the accounting estimates related to the allowance for doubtful accounts receivable are "critical accounting estimates" because the underlying assumptions used for the allowance can change and the actual mix of customers and their ability to pay may vary significantly from management's estimates, which could affect the collectability of customer accounts. These accounting estimates could potentially have a material effect on the Company's results of operations and financial position.
Business Combinations. During the second quarter of 2019, EQM recorded the Bolt-on Acquisition using the acquisition method of accounting; accordingly, the values assigned to the assets and liabilities are based on EQM's purchase price accounting estimates. Accounting for the acquisition of a business requires a company to record the acquired identifiable assets and liabilities at fair value. The estimated fair value of midstream facilities and equipment, which generally consist of pipeline systems and compression stations, was estimated using the cost approach. Significant unobservable inputs in the estimate of fair value include management's assumptions about the replacement costs for similar assets, the relative age of the acquired assets and any potential economic or functional obsolescence associated with the acquired assets. The fair value of intangible assets was determined using the income approach, which requires a forecast of the expected future cash flows generated and an estimated market-based weighted average cost of capital. Significant unobservable inputs in the determination of fair value include future revenue estimates, future cost assumptions and estimated customer retention rates.
Given the time required to obtain pertinent information necessary to finalize the allocation of the purchase price to the acquired net assets, the purchase price allocation remained preliminary for a period of time before the required fair value estimates were finalized. It is not uncommon for the initial estimates to be subsequently revised. During the fourth quarter of 2019, the Bolt-on Acquisition purchase price accounting was finalized. See Note 2 for further information.
The Company believes that the accounting estimates related to business combinations are "critical accounting estimates" because in determining the fair value of assets acquired, assumptions must be made about projections regarding the timing and amount of future development and operating costs and projections of replacement costs of and future cash flows from midstream assets and cash flows from customer relationships. Different assumptions may result in materially different values for these assets, which would affect the Company's future results of operations and financial position.
Share-Based Compensation. The Company awards share-based compensation in connection with specific programs. Awards to employees are typically made in the form of performance-based awards, time-based restricted stock awards and time-based restricted unit awards; and certain former employees were awarded stock options in the past. Awards to directors are typically made in the form of phantom units that vest upon grant.
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

For time-based restricted stock awards, the grant date fair value of the awards is recognized as expense in the Company's financial statements over the vesting period, typically three years. For director phantom units (which vest on the date of grant) expected to be satisfied in equity, the grant date fair value of the awards is recognized as an expense in the Company's financial statements in the year of grant. The grant date fair value, in both cases, is determined based upon the closing price of the Company's common stock on the day before the grant date.
The Company believes that the accounting estimates related to share-based compensation are "critical accounting estimates" because they may change from period to period based on changes in assumptions about factors affecting the ultimate payout of awards, including the number of awards to ultimately vest and the market price and volatility of the Company's common stock.  Future results of operations for any particular quarterly or annual period could be materially affected by changes in the Company's assumptions. See Note 10 for additional information.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. Changes in interest rates affect the amount of interest the Company earns on cash, cash equivalents and short-term investments and the interest rates the Company, EQM and Eureka Midstream pay on borrowings under their respective credit facilities and term loans, as applicable. The Equitrans Midstream Credit Facility and ETRN Term Loan Credit Agreement (each defined in Note 11) both have variable interest rates and thus expose the Company to fluctuations in market interest rates, which can affect the Company's results of operations and liquidity. The 2019 EQM Term Loan Agreement, the EQM Credit Facility and the Eureka Credit Facility also provide for variable interest rates and thus expose EQM and Eureka Midstream to fluctuations in market interest rates, along with other factors outside EQM's control that can affect its credit rating, which can affect EQM's and, as applicable, Eureka Midstream's, and therefore the Company's, results of operations and liquidity, including the amount of cash EQM has available to make quarterly cash distributions to its unitholders, including the Company. Changes in interest rates may affect the distribution rate payable on EQM's Series A Preferred Units after the twentieth distribution period, which could affect the amount of cash EQM has available to make quarterly cash distributions to its other unitholders, including the Company. EQM's senior notes are fixed rate and thus do not expose the Company to fluctuations in market interest rates. Changes in interest rates do affect the fair value of EQM's fixed rate debt. See Note 11 for discussion of borrowings and Note 1 for discussion of fair value measurements. The Company, EQM and Eureka Midstream may from time to time hedge the interest on portions of borrowings under their respective credit facilities and term loans, as applicable, in order to manage risks associated with floating interest rates.

See also the description of the "Intercompany Loan" in Note 18.
Credit Risk. The Company is exposed to credit risk, which is the risk that it may incur a loss if a counterparty fails to perform under a contract. The Company actively manages its exposure to credit risk associated with customers through credit analysis, credit approval and monitoring procedures. For certain transactions, the Company requests letters of credit, cash collateral, prepayments or guarantees as forms of credit support. Equitrans, L.P.'s FERC tariffs require tariff customers that do not meet specified credit standards to provide three months of credit support; however, the Company is exposed to credit risk beyond this three-month period when its tariffs do not require its customers to provide additional credit support. For some of the Company's more recent long-term contracts associated with system expansions, it has entered into negotiated credit agreements that provide for other credit support if certain credit standards are not met. The Company has historically experienced only minimal credit losses in connection with its receivables. The Company is exposed to the credit risk of its customers, including EQT, its largest customer. However, as of December 31, 2019, EQT has guaranteed the payment obligations of certain of its subsidiaries, up to a maximum amount of $115 million, $50 million, and $30 million related to gathering, transmission and water services, respectively, across all applicable contracts, for the benefit of the subsidiaries of the Company providing such services. In January 2020, EQT's guaranty in relation to its transmission contracts with EQM increased to $131 million. See Note 13 for further discussion regarding the Company's exposure to credit risk. In addition, EQT has disclosed that it may have credit support obligations of approximately $1.6 billion in connection with its midstream agreements (inclusive of EQT's commercial agreements with EQM). In connection with the execution of the EQT Global GGA and the Credit Letter Agreement, amongst other things, (a) EQM agreed to relieve certain credit posting requirements for EQT, in an amount of up to approximately $250 million under its commercial agreements with EQM, subject to EQT maintaining a minimum credit rating from two of three rating agencies of (i) Ba3 with Moody’s, (ii) BB- with S&P and (iii) BB- with Fitch and (b) EQM agreed to use commercially reasonable good faith efforts to negotiate similar credit support arrangements for EQT in respect of its commitments to the MVP Joint Venture.
At December 31, 2019, EQT's public senior debt had an investment grade credit rating. During the third quarter of 2019, Moody's, S&P and Fitch each changed EQT's credit rating outlook to negative from stable. In January 2020, Moody's downgraded EQT's senior debt credit rating to Ba1 from Baa3 and retained its negative outlook. On February 3, 2020, S&P downgraded EQT's senior unsecured rating to BB+ with a negative outlook, from BBB- with a negative outlook. Further, on February 14, 2020, Fitch downgraded EQT's senior unsecured rating to BB with a negative outlook, from BBB- with a negative outlook.
Commodity Prices. The Company's business is dependent on continued natural gas production and the availability and development of reserves in its areas of operation. Low prices for natural gas, including those resulting from regional basis differentials, could adversely affect development of additional reserves and production that is accessible by the Company's pipeline and storage assets, or result in lower drilling activity, which would decrease demand for the Company's services. Lower regional natural gas prices could cause producers to determine in the future that drilling activities in areas outside of the Company's current areas of operation are strategically more attractive to them. The Company's customers, including EQT, have announced reductions in their capital spending and may announce lower capital spending in the future based on commodity prices, access to capital or other factors. Unless the Company is successful in attracting and retaining new customers, the Company's ability to maintain or increase the capacity subscribed and volumes transported under service arrangements on its transmission and storage system, the volumes gathered on its gathering systems, or the volumes of water provided by its water service business will be dependent on receiving consistent or increasing commitments from its existing customers, including EQT. While EQT has dedicated acreage to the Company and has entered into long-term firm transmission and gathering contracts and contracts with MVCs on certain of the Company's systems, EQT may determine in the future that drilling in the Company's areas of operations is not economical or that drilling in areas outside of the Company's current areas of operations is strategically more attractive to it. EQT is under no contractual obligation to continue to develop its acreage dedicated to the Company. See also Note 18 for a discussion of the “EQT Global GGA” and the “Water Services Letter Agreement” with EQT.
The Company's cash flow profile is underpinned by both firm reservation fee revenues and volumetric-based fees, with approximately 58% of its revenue for the year ended December 31, 2019 generated by firm reservation fee revenues. Accordingly, the Company believes that the effect of short- and medium-term declines in volumes of gas produced, gathered, transported or stored on its systems may be mitigated because firm reservation fee revenues are paid regardless of volumes supplied to the system by customers. See "EQM's exposure to direct commodity price risk may increase in the future," in "Item 1A. Risk Factors - Risks Related to EQM's Business". Sustained periods of low commodity prices could have a further adverse effect on customer creditworthiness and related ability to pay firm reservation fees under long-term contracts and/or affect activity levels and accordingly volumetric-based fees which could affect the Company's results of operations, liquidity or financial position. Significant declines in gas production in the Company's areas of operations would adversely affect the Company's growth potential.
Other Market Risks. The Equitrans Midstream Credit Facility is underwritten by a syndicate of nine financial institutions, each of which is obligated to fund its pro rata portion of any borrowings by the Company. Each lender of the financial institutions in the syndicate holds 11% of the facility. The EQM Credit Facility is underwritten by a syndicate of 21 financial institutions, each of which is obligated to fund its pro rata portion of any borrowings by EQM. No one lender of the financial institutions in the syndicate holds more than 10% of the facility. The Company's and EQM's large syndicate groups and relatively low percentage of participation by each lender is expected to limit the Company's and EQM's exposure to disruption or consolidation in the banking industry.
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

Item 8.        Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Equitrans Midstream Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of the Equitrans Midstream Corporation (including its Predecessor as defined in Note 1) (the Company) as of December 31, 2019 and 2018, the related statements of consolidated comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for acquisition of Eureka Midstream and Hornet Midstream
Description of the Matter
As discussed in Note 2 to the consolidated financial statements, during the year ended December 31, 2019, the Company completed the acquisition of a 60% Class A interest in Eureka Midstream and a 100% interest in Hornet Midstream Holdings, LLC (collectively, the “Bolt-on Acquisition”) for total consideration of approximately $1.04 billion. The Bolt-on Acquisition was accounted for under the acquisition method of accounting whereby the total purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on the respective fair values.

Auditing the Company’s accounting for the Bolt-on Acquisition was complex due to the significant estimation uncertainty in determining the fair value of identified intangible assets, which principally consisted of customer relationships. The Company used the income approach to value the customer relationship intangible assets. Significant estimation uncertainty was primarily due to the sensitivity of the fair value of the customer relationship intangible assets to underlying assumptions related to expected future cash flows. The significant assumptions used to estimate the fair value of the customer relationships included the forecasted revenue, which contemplates among other things estimates of natural gas volumes to be gathered in the future and a weighted average cost of capital. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to apply the acquisition method, including controls over management’s review of the significant assumptions described above.

To test the estimated fair value of the acquired customer relationships, our audit procedures included, among others, assessing the valuation methodology and testing the significant assumptions discussed above and the underlying data used by the Company. For example, we compared the forecasted revenue and earnings to current industry and economic trends as well as the historic financial performance of the acquired business and its primary customers and, where applicable, evaluated the projected gathering volumes used in determining the fair value of the customer relationships based upon the terms of the underlying contracts with customers. With the assistance of our specialist, we evaluated the discount rate used to value the customer relationships, the weighted average cost of capital, internal rate of return and weighted-average return on assets. We also performed sensitivity analyses to evaluate the changes in the fair value of the intangible assets that would result from changes in the significant assumptions.

Valuation of RMP PA Gas Gathering Reporting Unit Goodwill
Description of the Matter
At December 31, 2019, the Company has goodwill of approximately $486.7 million related to the RMP PA Gas Gathering reporting unit. As discussed in Notes 1 and 3 to the consolidated financial statements, goodwill is evaluated for impairment at least annually and whenever events or changes in circumstance indicate that the fair value of a reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then a quantitative assessment is not required. However, if the Company concludes otherwise, a quantitative impairment analysis is performed. If the Company chooses not to perform a qualitative assessment, or if it chooses to perform a qualitative assessment but is unable to qualitatively conclude that no impairment has occurred, then the Company will perform a quantitative assessment. In the case of a quantitative impairment test, the Company estimates the fair value of the reporting unit with which the goodwill is associated and compares it to the carrying value. If the estimated fair value of a reporting unit is less than its carrying value, an impairment charge is recognized for the excess of the reporting unit's carrying value over its fair value. During the year ended December 31, 2019, the Company recorded interim and annual impairment losses totaling approximately $602.1 million related to the RMP PA Gas Gathering reporting unit.

Auditing management’s quantitative goodwill impairment tests for the RMP PA Gas Gathering reporting unit was complex due to the significant estimation required to determine the fair value of that reporting unit. In particular, the fair value estimates of that reporting unit were sensitive to significant assumptions, including assumptions regarding customers’ development plans and discount rates. These assumptions could be affected by factors such as unexpected future production curtailments by the Company’s customers that have contracts with volumetric-based fees or future market or economic conditions and industry and company-specific qualitative factors.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s review of the significant assumptions described above.

To test the estimated fair value of the Company’s RMP PA Gas Gathering reporting unit for which quantitative impairment tests were performed, we performed audit procedures that included, among others, evaluating methodologies used and testing the significant assumptions discussed above and testing the underlying data used by the Company in its analyses for completeness and accuracy. We compared the significant assumptions used by management to current industry and economic trends and evaluated whether changes in those trends would affect the significant assumptions. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. We involved our valuation specialists to assist in reviewing the valuation methodology and testing the discount rate assumption.

/s/ Ernst & Young, LLP
We have served as the Company's auditor since 2018.
Pittsburgh, Pennsylvania
February 27, 2020

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Equitrans Midstream Corporation
Opinion on Internal Control over Financial Reporting

We have audited Equitrans Midstream Corporation's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Equitrans Midstream Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the entities acquired in the Bolt-on Acquisition on April 10, 2019, which are included in the 2019 consolidated financial statements of the Company and constituted approximately 14% and 25% of total and net assets, respectively, as of December 31, 2019 and 6% of revenues, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the entities acquired in the Bolt-on Acquisition on April 10, 2019.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related statements of consolidated comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2019 and the related notes and our report dated February 27, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young, LLP
Pittsburgh, Pennsylvania
February 27, 2020

EQUITRANS MIDSTREAM CORPORATION
 STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31,

	2019	2018	2017
	(Thousands, except per share amounts)
Operating revenues (a)	$1,630,242	$1,495,098	$895,558
Operating expenses:
Operating and maintenance (b)	165,367	163,451	84,831
Selling, general and administrative (b)	112,915	123,810	80,339
Separation and other transaction costs (b)	26,080	85,444	85,124
Depreciation	227,364	175,821	96,674
Amortization of intangible assets	53,258	41,547	5,540
Impairments of long-lived assets (c)	969,258	261,941	—
Total operating expenses	1,554,242	852,014	352,508
Operating income	76,000	643,084	543,050
Equity income (d)	163,279	61,778	22,171
Other income	2,661	5,011	4,439
Net interest expense (e)	256,195	115,454	34,801
(Loss) income before income taxes	(14,255)	594,419	534,859
Income tax expense	50,704	83,142	212,402
Net (loss) income	(64,959)	511,277	322,457
Less: Net income attributable to noncontrolling interests	138,784	292,879	349,613
Net (loss) income attributable to Equitrans Midstream Corporation	$(203,743)	$218,398	$(27,156)

(Loss) earnings per share of common stock attributable to Equitrans Midstream Corporation:
Basic:
Weighted average common stock outstanding	254,884	254,432	254,432
Net (loss) income	$(0.80)	$0.86	$(0.11)
Diluted:
Weighted average common stock outstanding	254,884	255,033	254,432
Net (loss) income	$(0.80)	$0.86	$(0.11)

Net (loss) income	$(64,959)	$511,277	$322,457
Other comprehensive loss, net of tax:
Pension and other post-retirement benefits liability adjustment, net of tax expense of $70 and $638	(517)	(1,509)	—
Other comprehensive loss	(517)	(1,509)	—
Comprehensive (loss) income	(65,476)	509,768	322,457
Less: Comprehensive income attributable to noncontrolling interests	138,784	292,879	349,613
Comprehensive (loss) income attributable to Equitrans Midstream Corporation	$(204,260)	$216,889	$(27,156)

Dividends declared per common share	$1.80	$0.41	$—

(a)
Operating revenues included related party revenues from EQT Corporation (NYSE: EQT) (EQT) of approximately $1,122.6 million, $1,111.3 million and $665.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. See Note 9.

(b)
Operating and maintenance expense included charges from EQT of $2.4 million, $49.8 million and $40.6 million for the years ended December 31, 2019, 2018 and 2017, respectively. Selling, general and administrative expense included charges from EQT of $1.0 million, $85.1 million and $75.6 million for the years ended December 31, 2019, 2018 and 2017, respectively. See Note 9. Separation and other transaction costs represent the expenses related to the Rice Merger, the EQM-RMP Mergers, the Drop-Down Transaction, the Separation and the EQGP Buyout (each defined in Note 1) and included charges from EQT of $53.3 million and $85.1 million for the years ended December 31, 2018 and 2017, respectively. See Notes 1 and 9.

(c)	See Note 3 for disclosure regarding impairments of long-lived assets.

(d)	Represents equity income from Mountain Valley Pipeline, LLC (the MVP Joint Venture). See Note 8.

(e)
Net interest expense included interest income on the preferred interest that EQM has in EQT Energy Supply, LLC (EES) (the Preferred Interest) of $6.3 million, $6.6 million and $6.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

EQUITRANS MIDSTREAM CORPORATION
STATEMENTS OF CONSOLIDATED CASH FLOWS
YEARS ENDED DECEMBER 31,

	2019	2018	2017
	(Thousands)
Cash flows from operating activities:
Net (loss) income	$(64,959)	$511,277	$322,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	227,364	175,821	96,674
Amortization of intangible assets	53,258	41,547	5,540
Impairment of long-lived assets (a)	969,258	261,941	—
Deferred income taxes	50,704	25,246	158,369
Equity income (b)	(163,279)	(61,778)	(22,171)
Other income	(5,716)	(5,570)	(5,110)
Non-cash long-term compensation expense	2,786	4,190	468
Changes in other assets and liabilities:
Accounts receivable	17,523	(36,225)	(24,569)
Accounts payable	(90,301)	(90,502)	130,347
Other assets and other liabilities	(20,151)	(104,237)	7,736
Net cash provided by operating activities	976,487	721,710	669,741
Cash flows from investing activities:
Capital expenditures	(967,369)	(865,882)	(380,151)
Capital contributions to the MVP Joint Venture	(774,593)	(913,195)	(159,550)
Bolt-on Acquisition (defined in Note 2), net of cash acquired	(837,231)	—	—
Purchase of interests in the MVP Joint Venture	—	(11,302)	—
Principal payments received on the Preferred Interest	4,661	4,406	4,166
Net cash used in investing activities	(2,574,532)	(1,785,973)	(535,535)
Cash flows from financing activities:
Proceeds from credit facility borrowings	2,484,000	3,446,500	544,000
Payments on credit facility borrowings	(2,495,500)	(3,271,000)	(344,000)
Proceeds from the issuance of EQM's senior notes	—	2,500,000	—
Proceeds from the issuance of EQM's long-term debt	1,400,000	—	—
Proceeds from the issuance of Equitrans Midstream's long-term debt	—	600,000	—
Cash paid for long-term debt	(34,325)	—	—
Proceeds from issuance of EQM Series A Preferred Units, net of offering costs	1,158,313	—	—
Net (payments on) proceeds from EQGP's working capital loan with EQT	—	(168)	84
Net distributions to EQT	—	(1,117,577)	(1,009,501)
Net contribution to Strike Force Midstream LLC by minority owner	—	—	6,738
Distributions paid to noncontrolling interest unitholders	(382,360)	(380,651)	(236,123)
Distributions paid to holders of EQM Series A Preferred Units	(48,480)	—	—
Acquisition of 25% of Strike Force Midstream LLC	—	(175,000)	—
Dividends paid	(448,128)	—	—
Purchases of EQGP common units	(238,455)	(291,206)	—
Debt discount, debt issuance costs and credit facility origination fees	(2,870)	(73,467)	(2,257)
Net cash provided by (used in) financing activities	1,392,195	1,237,431	(1,041,059)

Net change in cash and cash equivalents	(205,850)	173,168	(906,853)
Cash and cash equivalents at beginning of year (c)	294,172	121,004	1,027,857
Cash and cash equivalents at end of year	$88,322	$294,172	$121,004

(a)	See Note 3 for disclosure regarding impairments of long-lived assets.

(b)	Represents equity income from the MVP Joint Venture. See Note 8.

(c)	Cash and cash equivalents at January 1, 2017 included $61.6 million of cash and cash equivalents acquired at the effective time of the Rice Merger. See Note 2.

The accompanying notes are an integral part of these consolidated financial statements. See Note 1 for supplementary cash flow information.

EQUITRANS MIDSTREAM CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,

	2019	2018
	(Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$88,322	$294,172
Accounts receivable (net of allowance for doubtful accounts of $285 and $75 as of December 31, 2019 and 2018, respectively) (a)	255,344	255,496
Other current assets	31,546	19,171
Total current assets	375,212	568,839

Property, plant and equipment	8,583,124	6,469,846
Less: accumulated depreciation	(859,157)	(602,199)
Net property, plant and equipment	7,723,967	5,867,647

Investment in unconsolidated entity	2,324,108	1,510,289
Goodwill (b)	486,698	1,239,269
Net intangible assets	797,439	576,113
Deferred income taxes	90,597	597,321
Other assets	243,688	164,357
Total assets	$12,041,709	$10,523,835

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$6,000	$6,000
Accounts payable (c)	128,114	210,007
Capital contribution payable to the MVP Joint Venture	45,150	169,202
Accrued interest	73,455	80,236
Accrued liabilities	83,238	84,011
Total current liabilities	335,957	549,456

Credit facility borrowings (d)	902,500	641,500
EQM long-term debt	4,859,499	3,456,639
Equitrans Midstream long-term debt	562,484	562,105
Regulatory and other long-term liabilities	99,189	54,502
Total liabilities	6,759,629	5,264,202

Shareholders' equity:
Common stock, no par value, 254,745 and 254,271 shares issued and outstanding as of December 31, 2019 and 2018, respectively	1,292,804	425,370
Retained (deficit) earnings	(618,062)	33,932
Accumulated other comprehensive loss	(2,026)	(1,509)
Total common shareholders' equity	672,716	457,793
Noncontrolling interests	4,609,364	4,801,840
Total shareholders' equity	5,282,080	5,259,633
Total liabilities and shareholders' equity	$12,041,709	$10,523,835

(a)	Accounts receivable as of December 31, 2019 and 2018 included $175.2 million and $175.9 million, respectively, of accounts receivable due from EQT, a related party.

(b)	See Note 3 for disclosure regarding impairments of goodwill.

(c)	Accounts payable as of December 31, 2018 included approximately $34.1 million due to EQT. There was no related party balance with EQT included in accounts payable as of December 31, 2019.

(d)
As of December 31, 2019, the Company had aggregate credit facility borrowings outstanding of approximately $610 million and $293 million under the EQM Credit Facility and the Eureka Credit Facility, respectively (both defined in Note 11). The Company had no borrowings outstanding under its credit facility as of December 31, 2019 (see Note 11). As of December 31, 2018, the Company had aggregate credit facility borrowings outstanding of approximately $625 million and $17 million under the EQM Credit Facility and its credit facility, respectively. See Note 11 for further detail.

The accompanying notes are an integral part of these consolidated financial statements.

EQUITRANS MIDSTREAM CORPORATION
STATEMENTS OF CONSOLIDATED EQUITY

		Common Stock
					Accumulated Other
				Retained
	Parent Net	Shares	No	Earnings	Comprehensive	Noncontrolling	Total
	Investment	Outstanding	Par Value	(Deficit)	Loss	Interests	Equity
	(Thousands, except per unit amounts)
Balance at January 1, 2017	$(66,300)	—	$—	$—	$—	$3,258,966	$3,192,666
Net (loss) income	(27,156)	—	—	—	—	349,613	322,457
Net distributions to EQT	(893,682)	—	—	—	—	—	(893,682)
Net contribution to Strike Force Midstream LLC by minority owner	—	—	—	—	—	6,738	6,738
Share-based compensation plans	278	—	—	—	—	190	468
Distributions paid to noncontrolling interest unitholders ($3.655 and $0.806 per common unit for EQM and EQGP, respectively)	—	—	—	—	—	(236,123)	(236,123)
Rice Merger (a)	2,130,629	—	—	—	—	1,715,611	3,846,240
Balance at December 31, 2017	$1,143,769	—	$—	$—	$—	$5,094,995	$6,238,764
Other comprehensive income (net of tax):
Net income	184,466	—	—	33,932	—	292,879	511,277
Pension and other post-retirement benefits liability adjustment, net of tax expense of $638	—	—	—	—	(1,509)	—	(1,509)
Purchase of Strike Force Midstream LLC noncontrolling interests	1,818	—	—	—	—	(176,818)	(175,000)
Net changes in ownership of consolidated entities	(159,255)	—	—	—	—	214,924	55,669
Share-based compensation plans	340	2	2,897	—	—	953	4,190
Issuance of Equitrans Midstream common stock	—	254,269	—	—	—	—	—
Net distributions to EQT	(701,901)	—	—	—	—	—	(701,901)
Separation-related adjustments	(469,237)	—	469,237	—	—	—	—
Distributions paid to noncontrolling interest unitholders ($4.295, $1.123 and $0.5966 per common unit for EQM, EQGP and RMP, respectively)	—	—	—	—	—	(380,651)	(380,651)
Purchase of EQGP common units	—	—	(46,764)	—	—	(244,442)	(291,206)
Balance at December 31, 2018	$—	254,271	$425,370	$33,932	$(1,509)	$4,801,840	$5,259,633
Other comprehensive income (net of tax):
Net (loss) income	—	—	—	(203,743)	—	138,784	(64,959)
Pension and other post-retirement benefits liability adjustment, net of tax expense of $70	—	—	—	316	(517)	—	(201)
Dividends ($1.76 per share)	—	—	—	(448,567)	—	—	(448,567)
Share-based compensation plans, net	—	474	2,531	—	—	255	2,786
Separation-related adjustments	—	—	(93,666)	—	—	—	(93,666)
Distributions paid to noncontrolling interest unitholders ($4.595 per common unit for EQM)	—	—	—	—	—	(382,360)	(382,360)
Issuance of Series A Preferred Units, net of offering costs	—	—	—	—	—	1,158,313	1,158,313
Distributions paid to holders of EQM Series A Preferred Units ($1.9703 per unit)	—	—	—	—	—	(48,480)	(48,480)
Bolt-on Acquisition (Note 2)	—	—	—	—	—	478,460	478,460
Purchase of EQGP common units	—	—	(38,648)	—	—	(199,807)	(238,455)
Net changes in ownership of consolidated entities	—	—	997,217	—	—	(1,337,641)	(340,424)
Balance at December 31, 2019	$—	254,745	$1,292,804	$(618,062)	$(2,026)	$4,609,364	$5,282,080

(a)	Represents the estimated fair value of the Rice Midstream Holdings LLC net assets acquired by EQT and allocated to Equitrans Midstream Corporation as part of the Rice Merger. See Notes 1 and 2.
Common shares authorized (in thousands): 1,250,000 shares. Preferred shares authorized (in thousands): 50,000 shares. There are no preferred shares issued or outstanding.
The accompanying notes are an integral part of these consolidated financial statements.

EQUITRANS MIDSTREAM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

1.	Summary of Operations and Significant Accounting Policies
Organization
On February 21, 2018, EQT announced its plan to separate its midstream business, which was composed of the separately-operated natural gas gathering, transmission and storage and water services of EQT (collectively, the Midstream Business), from its upstream business, which was composed of the natural gas, oil and natural gas liquids development, production and sales and commercial operations of EQT (the Separation). Equitrans Midstream Corporation (together with its subsidiaries, Equitrans Midstream or the Company) was incorporated on May 11, 2018 as a wholly-owned subsidiary of EQT to hold the assets, liabilities and results of operations of EQT's Midstream Business.
On November 12, 2018, Equitrans Midstream entered into a separation and distribution agreement (the Separation and Distribution Agreement) with EQT and, for certain limited purposes, EQT Production Company, a wholly-owned subsidiary of EQT, pursuant to which, EQT separated its Midstream Business from its upstream business by transferring the assets and liabilities of the Midstream Business to the Company, and distributed 80.1% of the then outstanding shares of common stock, no par value, of Equitrans Midstream (Equitrans Midstream common stock) to EQT shareholders of record as of the close of business on November 1, 2018 (the Distribution). The Distribution was effective at 11:59 p.m., Eastern Time, on November 12, 2018 (the Separation Date). EQT retained the remaining 19.9% of the outstanding shares in Equitrans Midstream (the Retained Interest). Based on the 254,586,700 shares of outstanding common stock of EQT (EQT common stock) as of the record date for the Distribution, the Company issued 254,268,864 shares of Equitrans Midstream common stock. As of December 31, 2019, EQT owned 50,599,503 shares of Equitrans Midstream common stock. See the description of the Share Purchases in Note 18.
On November 13, 2018, the Company's Board of Directors (the Board) declared a dividend of one preferred share purchase right (Right) for each outstanding share of Equitrans Midstream common stock and adopted a shareholder rights plan as set forth in the rights agreement (the Rights Agreement), dated as of November 13, 2018, by and between Equitrans Midstream and American Stock Transfer & Trust Company, LLC, as rights agent. The dividend was paid on November 23, 2018 to Equitrans Midstream shareholders of record as of the close of business on November 23, 2018. The Rights Agreement terminated on March 31, 2019.
Immediately following the Separation, the Company held investments in the entities then-conducting the Midstream Business, including limited and general partner interests in EQGP Holdings, LP (formerly known as EQT GP Holdings, LP) (EQGP), which, as of the date of Separation, owned limited partner interests, the entire general partner interest and all of the incentive distribution rights (IDRs) in EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP) (NYSE: EQM) (EQM). As of the Separation, the common units representing limited partner interests in EQGP were owned by Equitrans Gathering Holdings, LLC (formerly known as EQT Gathering Holdings, LLC) (Equitrans Gathering Holdings), EQM GP Corporation (EQM GP Corp) and Equitrans Midstream Holdings, LLC (EMH). Following the closing of the EQGP Unit Purchases and the exercise of the Limited Call Right (each defined and discussed in Note 7 and collectively referred to as the EQGP Buyout), EQGP became an indirect, wholly-owned subsidiary of the Company on January 10, 2019.
EQM owns, operates, acquires and develops midstream assets in the Appalachian Basin. As of December 31, 2019, EQGP Services, LLC (formerly known as EQT GP Services, LLC) was EQM's general partner (the EQM General Partner) and was a wholly-owned subsidiary of Equitrans Gathering Holdings.
Equitrans Midstream's assets, liabilities and results of operations also include the legacy assets of Rice Midstream Holdings LLC (Rice Midstream Holdings). EQT obtained control of Rice Midstream Holdings on November 13, 2017 (the Rice Merger Date), when, pursuant to the agreement and plan of merger dated June 19, 2017 by and among EQT, Rice Energy Inc. (Rice Energy) and a wholly-owned subsidiary of EQT, Rice Energy became a wholly-owned, indirect subsidiary of EQT, and EQT became the indirect parent of Rice Midstream Holdings (the Rice Merger). The operations of Rice Midstream Holdings were primarily conducted through Rice Midstream Partners LP (now known as RM Partners LP) (RMP), Rice West Virginia Midstream LLC (now known as EQM West Virginia Midstream LLC) (EQM West Virginia), Rice Olympus Midstream LLC (now known as EQM Olympus Midstream LLC) (EQM Olympus) and Strike Force Midstream Holdings LLC (Strike Force Holdings). At the Rice Merger Date, Strike Force Holdings owned 75% of the outstanding limited liability company interests in Strike Force Midstream LLC (Strike Force Midstream). Rice Midstream Holdings, through its wholly-owned, indirect subsidiary Rice Midstream GP Holdings LP (RMGP), owned Rice Midstream Management LLC (now known as EQM Midstream Management LLC), RMP's general partner (the RMP General Partner), as well as limited partner interests and all of the IDRs in RMP. Rice Midstream Holdings controlled the RMP General Partner and therefore consolidated the results of RMP. In 2018, EQM obtained control of the operating entities of Rice Midstream Holdings through the following transactions:

•
On April 25, 2018, EQM, RMP and certain of their affiliates entered into an agreement and plan of merger, pursuant to which EQM acquired RMP and the RMP General Partner (the EQM-RMP Mergers). The EQM-RMP Mergers closed on July 23, 2018.

•
On May 1, 2018, EQM acquired the remaining outstanding limited liability company interests in Strike Force Midstream from Gulfport Midstream Holdings, LLC (Gulfport Midstream), an affiliate of Gulfport Energy Corporation, in exchange for $175 million in cash (the Gulfport Transaction). As a result, EQM indirectly owns 100% of Strike Force Midstream.

•
On May 22, 2018, and effective May 1, 2018, EQM, through its wholly-owned subsidiary EQM Gathering Holdings, LLC (EQM Gathering), acquired all the outstanding limited liability company interests in each of EQM West Virginia, EQM Olympus and Strike Force Holdings (collectively the Drop-Down Entities), pursuant to the terms of a contribution and sale agreement dated as of April 25, 2018 by and among EQM, EQM Gathering, EQT and Rice Midstream Holdings, in exchange for an aggregate of 5,889,282 common units representing limited partner interests in EQM (EQM common units) and cash consideration of $1.15 billion, plus working capital adjustments (the Drop-Down Transaction). As a result of the closing of the Drop-Down Transaction, effective May 1, 2018, the Drop-Down Entities and Strike Force Midstream became indirect, wholly-owned subsidiaries of EQM.

Basis of Presentation
As of December 31, 2019, following the EQM IDR Transaction and the closing of the Private Placement, Equitrans Midstream held a 59.9% limited partner interest in EQM (excluding the Series A Preferred Units) while the public owned a 40.1% interest in EQM (excluding the Series A Preferred Units). See Note 7 for further information on the EQM IDR Transaction and Private Placement.
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
Predecessor financial information has been derived from EQT's consolidated financial statements and accounting records and reflects the historical results of operations, financial position and cash flows of the Company as if the Midstream Business had been consolidated for all periods presented. The financial statements include expense allocations for certain corporate functions historically performed by EQT, such as executive oversight, accounting, treasury, tax, legal, supply chain, information technology and share-based compensation. See Note 9. The Company believes the assumptions underlying the consolidated financial statements are reasonable; however, as organizational structure and strategic focus dictate expenses incurred, the financial statements may not include all expenses that would have been incurred had the Company existed as a standalone, publicly traded company for the entirety of the three years ended December 31, 2019. Similarly, the financial statements may not reflect the results of operations, financial position and cash flows had the Company existed as a standalone, publicly traded company during the period.
Following the completion of the Bolt-on Acquisition (as defined in Note 2), the Company, through EQM, evaluated Eureka Midstream Holdings, LLC (Eureka Midstream) for consolidation and determined that Eureka Midstream does not meet the criteria for variable interest entity classification due to its ability to independently finance its operations through the Eureka Credit Facility (as defined in Note 11), as well as the members having proportional voting rights through their equity investments. As such, as of December 31, 2019, the Company consolidates Eureka Midstream using the voting interest model, recording noncontrolling interest related to the third-party ownership interests in Eureka Midstream.
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

As of December 31, 2019, the gathering system, inclusive of Eureka Midstream's gathering system, included approximately 990 miles of high-pressure gathering lines with total contracted firm reservation capacity of approximately 4.4 billion cubic feet (Bcf) per day, which included contracted firm reservation capacity of approximately 1.0 Bcf per day associated with EQM's high-pressure header pipelines, 130 compressor units with compression of approximately 445,000 horsepower and multiple interconnect points with the Company's transmission and storage system and to other interstate pipelines. The gathering system also included approximately 920 miles of Federal Energy Regulatory Commission (FERC)-regulated, low-pressure gathering lines. During the third quarter of 2019, EQM divested certain of its FERC-regulated low-pressure gathering pipelines associated with its Copley gathering system located in West Virginia. See Note 2 for further discussion.
As of December 31, 2019, the transmission and storage system included approximately 950 miles of FERC-regulated, interstate pipelines that have interconnect points to seven interstate pipelines and multiple local distribution companies (LDCs). The transmission and storage system is supported by 39 compressor units, with total throughput capacity of approximately 4.4 Bcf per day and compression of approximately 135,000 horsepower, and 18 associated natural gas storage reservoirs, which have a peak withdrawal capacity of approximately 900 million cubic feet (MMcf) per day and a working gas capacity of approximately 43 Bcf.
As of December 31, 2019, the water system included approximately 180 miles of pipelines that deliver fresh water from the Monongahela River, the Ohio River, local reservoirs and several regional waterways. The fresh water delivery services systems consist of permanent, buried pipelines, surface pipelines and fresh water storage facilities, as well as pumping stations and 28 fresh water impoundment facilities, which support fresh water transportation throughout the systems, and take point facilities and measurement facilities, which support well completion activities and collect and recycle or dispose flowback and produced water.
See Note 18 for a discussion of the "EQT Global GGA," "Water Services Letter Agreement" and the "Credit Letter Agreement" with EQT.
Significant Accounting Policies
Principles of Consolidation. The Company, for the periods presented in these consolidated financial statements prior to November 12, 2018, did not exist as a standalone, publicly traded company holding the Midstream Business. Therefore, these consolidated financial statements are reflective of the Predecessor as applicable as described in "Basis of Presentation."
Investments over which the Company can exert significant influence, but not control, are recorded under the equity method of accounting. Intercompany transactions have been eliminated for purposes of preparing these consolidated financial statements. Transactions between EQT, on the one hand, and the Company, EQGP or EQM, on the other hand, during the periods prior to the Separation Date, have been identified and presented as transactions between related parties and are discussed in Note 9.
Segments. Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally and is subject to evaluation by the Company's chief operating decision maker in deciding how to allocate resources. The Company reports its operations in three segments that reflect its three lines of business of Gathering, Transmission and Water. The operating segments are evaluated based on their contribution to the Company's operating income and equity income. Transmission also includes the Company's investment in the MVP Joint Venture, which is treated as an equity investment for accounting purposes as described in Note 8; as a result, Transmission's portion of the MVP Joint Venture's operating results is reflected in equity income and not in Transmission's operating income. All of the Company's operating revenues, income and assets are generated or located in the United States. See Note 6 for financial information by segment.
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
The Company's Post-Separation Relationship with EQT. Following the Separation and Distribution, the Company and EQT are separate companies with separate management teams and separate boards of directors; however, due to the Retained Interest held by EQT as of December 31, 2019, the Company and EQT remain related parties. See Note 9. In connection with the Distribution, the Company and EQT executed the Separation and Distribution Agreement and various other agreements, including the Transition Services Agreement, the Tax Matters Agreement, the Employee Matters Agreement and the Shareholder and Registration Rights Agreement (each defined and discussed in Note 9), to effect the Separation and provide a framework for their relationship after the Separation. These agreements provided for, among other things, the identification and transfer of the Midstream Business' assets, employees, liabilities and obligations (including investments, property, plant and equipment, employee benefits and tax-related assets and liabilities) to the Company and govern the relationship between the Company and EQT subsequent to the Separation. Net transfers and settlements related to the Separation and Distribution were presented as a net distribution to EQT on the statement of consolidated equity for the year ended December 31, 2018.
Cash Equivalents. The Company classifies highly-liquid investments with original maturities of three months or less as cash equivalents. Interest earned on cash equivalents is recorded as a reduction to net interest expense on the statements of comprehensive income.
Accounts Receivables. Trade and other receivables are stated at their historical carrying amount. Judgment is required to assess the ultimate realization of accounts receivable, including assessing the probability of collection and the creditworthiness of customers. Based on assessments by management, allowances for doubtful accounts were $0.3 million and $0.1 million at December 31, 2019 and 2018, respectively. The Company also has receivables due from EQT as discussed in Note 9.
Fair Value of Financial Instruments. The Company categorizes assets and liabilities disclosed at fair value using a three-level fair value hierarchy based on priority of the inputs used in the valuation. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The carrying values of cash and cash equivalents, accounts receivable, amounts due to/from related parties and accounts payable approximate fair value due to the short maturity of the instruments; as such, their fair values are Level 1 fair value measurements. The carrying value of the credit facility borrowings and borrowings under the 2019 EQM Term Loan Agreement (defined in Note 11) approximate fair value as the interest rates are based on prevailing market rates; this is considered a Level 1 fair value measurement. As the Company's borrowings under the ETRN Term Loan Credit Agreement (defined in Note 11) and EQM's senior notes are not actively traded, their fair values are estimated using an income approach model that applies a discount rate based on prevailing market rates for debt with similar remaining time-to-maturity and credit risk; as such, their fair values are Level 2 fair value measurements. See Note 11.
The fair value of the Preferred Interest is estimated using an income approach model that applies a discount rate based on prevailing market rates and is a Level 3 fair value measurement. As of December 31, 2019 and 2018, the estimated fair value of the Preferred Interest was approximately $126 million and $122 million, respectively, and the carrying value of the Preferred Interest was approximately $110 million and $115 million, respectively, inclusive of the current portion reported in other current assets in the consolidated balance sheets of $4.7 million and $4.4 million, respectively, for each period.
Property, Plant and Equipment. The Company's property, plant and equipment are stated at depreciated cost. Maintenance projects that do not increase the overall life of the related assets are expensed as incurred. Expenditures that extend the useful life of the asset are capitalized. The Company capitalized internal costs of $47.6 million, $54.4 million and $46.5 million in the years ended December 31, 2019, 2018 and 2017, respectively. The Company capitalized interest, including the debt component of Allowance for Funds Used During Construction (AFUDC), of $29.5 million, $12.6 million and $4.7 million in the years ended December 31, 2019, 2018 and 2017, respectively.
The following table summarizes the Company's property, plant and equipment.

	December 31,
	2019	2018
	(Thousands)
Gathering assets (a)	$6,512,601	$4,387,908
Accumulated depreciation	(478,172)	(247,720)
Net gathering assets	6,034,429	4,140,188
Transmission and storage assets	1,844,859	1,785,157
Accumulated depreciation	(326,140)	(286,693)
Net transmission and storage assets	1,518,719	1,498,464
Water services assets	215,039	194,465
Accumulated depreciation	(53,065)	(26,489)
Net water services assets	161,974	167,976
Net other property, plant and equipment	8,845	61,019
Net property, plant and equipment	$7,723,967	$5,867,647

(a)
Includes approximately $1.2 billion for the year ended December 31, 2019 related to net property, plant and equipment acquired in the Bolt-on Acquisition that primarily supports EQM's gathering activities.

Depreciation is recorded using composite rates on a straight-line basis over the estimated useful life of the asset. The average depreciation rates for the years ended December 31, 2019, 2018 and 2017 were 2.7%, 2.7% and 1.8%, respectively. The Company estimates that gathering and transmission pipelines have useful lives of 20 years to 65 years and compression equipment has useful lives of 20 years to 50 years. The Company estimates that water pipelines, pumping stations and impoundment facilities have useful lives of 10 years to 15 years. As circumstances warrant, depreciation estimates are reviewed to determine if any changes in the underlying assumptions are necessary. Equitrans, L.P., the Company's FERC-regulated subsidiary, re-evaluates depreciation rates for its regulated property, plant and equipment each time it files with the FERC for a change in transmission, storage and gathering rates.
Intangible Assets. Intangible assets are recorded under the acquisition method of accounting at their estimated fair values at the acquisition date, which are calculated as the present value of estimated future cash flows using a risk-adjusted discount rate. The Company did not have any intangible assets prior to the Rice Merger. At the Rice Merger Date, through pushdown accounting, the Company recorded $623.2 million of intangible assets associated with acquired customer relationships. See Note 2. The Company's intangible assets acquired in the Rice Merger have a useful life of 15 years and are amortized on a straight-line basis. The estimated annual amortization expense for these assets for each of the successive five years is $41.5 million.
As a result of the Bolt-on Acquisition (see Note 2), the Company recognized an additional $311.0 million of intangible assets for customer relationships with third-party customers. The Company calculates amortization of intangible assets using the straight-line method over the estimated useful life of the intangible assets, which was 20 years for the Eureka Midstream-related intangible assets as of the acquisition date and 7.25 years for the Hornet Midstream Holdings, LLC (Hornet Midstream)-related intangible assets as of October 1, 2019. The estimated annual amortization expense for these assets for each of the successive five years is $16.8 million. See Note 3 for discussion of impairment to intangible assets.
Amortization expense recorded in the statements of consolidated comprehensive income for the years ended December 31, 2019 and 2018 was $53.3 million and $41.5 million, respectively.
Intangible assets, net as of December 31, 2019 and 2018 are detailed below.

	December 31,
	2019	2018
	(Thousands)
Intangible assets	$934,200	$623,200
Less: impairment of Hornet Midstream-related intangible assets (a)	(36,405)	—
Less: accumulated amortization	(100,356)	(47,087)
Intangible assets, net	$797,439	$576,113

(a)	See Note 3 for disclosure regarding impairments of long-lived assets.
Impairment of Long-lived Assets, Including Intangible Assets. The Company evaluates long-lived assets, including related intangibles, for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. Asset recoverability is measured by comparing the carrying value of the asset or asset group with its expected future pre-tax undiscounted cash flows. These cash flow estimates require the Company to make projections and assumptions for many years into the future for pricing, demand, competition, operating cost and other factors. If the carrying amount exceeds the expected future undiscounted cash flows, the Company recognizes an impairment equal to the excess of net book value over fair value as determined by quoted market prices in active markets or present value techniques if quotes are unavailable. The determination of the fair value using present value techniques requires the Company to make projections and assumptions regarding the probability of a range of outcomes and the rates of interest used in the present value calculations. Any changes the Company makes to these projections and assumptions could result in significant revisions to its evaluation of recoverability of its property, plant and equipment and the recognition of additional impairments. See Note 3 for further discussion on impairments of long-lived assets.
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
The three reporting units to which the Company had goodwill recorded during 2019 were (i) the Ohio gathering assets acquired in the Drop-down Transaction (Rice Retained Midstream), (ii) the Pennsylvania gathering assets acquired in the Rice Merger (RMP PA Gas Gathering) and (iii) the Ohio and West Virginia gathering assets acquired in the Bolt-on Acquisition (Eureka/Hornet, collectively with Rice Retained Midstream and RMP PA Gas Gathering, the Reporting Units). The Reporting Units earn a substantial portion of their revenues from volumetric-based fees, which are sensitive to changes in their customers' development plans. See Note 3 for further detail.
Investment in Unconsolidated Entity. The Company reviews the carrying value of its investments in unconsolidated entities for impairment whenever events or changes in circumstances indicate that the fair value may have declined in value. When there is evidence of loss in value that is other than temporary, the Company compares the investment's carrying value to its estimated fair value to determine whether impairment has occurred. If the carrying value exceeds the estimated fair value, the Company estimates and recognizes an impairment loss equal to the difference between the investment's carrying value and fair value.
Preferred Interest. EES generates revenue by providing services to a local distribution company. The Preferred Interest is accounted for as a note receivable and is presented in other assets in the consolidated balance sheets with the current portion reported in other current assets. Distributions received from EES are recorded partly as a reduction to the Preferred Interest and partly as interest income, which is included in net interest expense in EQM's statements of consolidated operations. The EES operating agreement provides for mandatory redemption of the Preferred Interest at the end of the preference period, which is expected to be December 31, 2034.
Unamortized Debt Discount and Issuance Costs. The Company amortizes debt discounts and issuance costs over the term of the related borrowing. Costs incurred from the issuance and/or extension, as applicable, of revolving credit facilities and term loans, including borrowings under the EQM Credit Facility and the issuance of the 2019 EQM Term Loan Agreement, the Equitrans Midstream Credit Facility and the ETRN Term Loan Agreement (each as defined in Note 11), are presented in other assets in the consolidated balance sheets. Debt discounts and issuance costs for all other debt instruments are presented as a reduction to debt on the consolidated balance sheets.
Gas Imbalances. Gas imbalances occur when the actual amount of gas delivered from a pipeline system or storage facility varies from the amount of gas scheduled for delivery. The Company values gas imbalances due to/from shippers and operators at current index prices. Gas imbalances are settled in-kind, subject to the terms of the applicable FERC tariffs. As of December 31, 2019 and 2018, gas imbalance receivables of zero and $3.3 million, respectively, were presented in other current assets, with offsetting amounts recorded to system gas, a component of property, plant and equipment, on the consolidated balance sheets. The Company classifies gas imbalances as current because they are expected to settle within one year.
Asset Retirement Obligations (AROs). The Company has AROs related to its water system impoundments and to one of its gathering compression stations, for which the Company recorded an associated liability and capitalized a corresponding amount to asset retirement costs. The liability relates to the expected future obligation to dismantle, reclaim and dispose of these assets and was estimated using the present value of expected future cash flows, adjusted for inflation and discounted at the Company's credit-adjusted, risk-free rate. The AROs are recorded in regulatory and other long-term liabilities on the consolidated balance sheets.

The following table presents changes in the Company's AROs during 2019 and 2018.

	December 31,
	2019	2018
	(Thousands)
AROs at beginning of period	$11,935	$9,321
Liabilities incurred	—	231
Revisions to estimated liabilities (a)	(201)	1,928
Accretion expense	567	455
AROs at end of period	$12,301	$11,935

(a)	Revisions to estimated liabilities reflect changes in retirement cost assumptions and to the estimated timing of liability settlement.
The Company is not legally or contractually obligated to restore or dismantle its transmission and storage systems and its gathering systems, other than the one aforementioned compressor stations. The Company is legally required to operate and maintain these assets and intends to do so as long as supply and demand for natural gas exists, which the Company expects to continue into the foreseeable future. Therefore, the Company did not have any AROs related to its transmission and storage assets as of December 31, 2019 and 2018.
Contingencies. EQM is involved in various regulatory and legal proceedings that arise in the ordinary course of business. A liability is recorded when the loss is probable and the amount of loss can be reasonably estimated. EQM considers many factors when making such assessments, including historical knowledge and matter specifics. Estimates are developed through consultation with legal counsel and analysis of the potential results. See Note 14.
Regulatory Accounting. Equitrans, L.P. owns all of the Company's FERC-regulated transmission and storage operations as well as its FERC-regulated low-pressure gathering assets. Therefore, Equitrans, L.P. is subject to FERC regulation. Through the rate-setting process, rate regulation allows Equitrans, L.P. to recover the costs of providing regulated services plus an allowed return on invested capital. Regulatory accounting allows Equitrans, L.P. to defer expenses and income to its consolidated balance sheets as regulatory assets and liabilities when it is probable that those expenses and income will be allowed in the rate-setting process for a period other than the period that they would be reflected in a non-regulated entity's statements of consolidated comprehensive income. Regulatory assets and liabilities are recognized in the Company's statements of consolidated comprehensive income in the period that the underlying expenses and income are reflected in the rates charged to shippers and operators. Equitrans, L.P. expects to continue to be subject to rate regulation that will provide for the recovery of deferred costs.
The following table summarizes Equitrans, L.P.'s regulatory assets and liabilities that are included in other assets and regulatory and other long-term liabilities, respectively, in the Company's consolidated balance sheets.

	December 31,
	2019	2018
	(Thousands)
Regulatory assets:
Deferred taxes (a)	$43,515	$22,252
Other recoverable costs (b)	4,550	4,312
Total regulatory assets	$48,065	$26,564
Regulatory liabilities:
Deferred taxes (a)	$10,522	$10,920
On-going post-retirement benefits other than pension (c)	11,225	10,132
Other reimbursable costs	(721)	(328)
Total regulatory liabilities	$21,026	$20,724

(a)
The regulatory asset from deferred taxes is primarily related to a historical deferred income tax position and taxes on the equity component of AFUDC. The regulatory liability from deferred taxes relates to the revaluation of a historical difference between the regulatory and tax bases of regulated property, plant and equipment. Equitrans, L.P. expects to recover the amortization of the deferred tax positions ratably over the depreciable lives of the underlying assets. Equitrans, L.P. also expects to recover the taxes on the equity component of AFUDC through future rates over the depreciable lives of the underlying long-lived assets.

(b)	The regulatory asset from other recoverable costs is primarily related to the costs associated with the Legacy Retirement Plan (defined below).

(c)
Equitrans, L.P. defers expenses for on-going post-retirement benefits other than pensions, which are subject to recovery in approved rates. The regulatory liability reflects lower cumulative actuarial expenses than the amounts recovered through rates.

The following tables present Equitrans, L.P.'s regulated operating revenues and operating expenses and property, plant and equipment included in the Company's statements of consolidated comprehensive income and consolidated balance sheets, respectively.

	Years Ended December 31,
	2019	2018	2017
	(Thousands)
Operating revenues	$396,847	$393,911	$383,309
Operating expenses	210,861	140,832	143,614

	December 31,
	2019	2018
	(Thousands)
Property, plant and equipment	$1,955,519	$1,900,411
Accumulated depreciation	(436,275)	(317,988)
Net property, plant and equipment	$1,519,244	$1,582,423

Revenue Recognition. See Note 4.
AFUDC. The Company capitalizes the carrying costs of financing the construction of certain long-lived, regulated assets. Such costs are amortized over the asset's estimated useful life and include interest costs (the debt component of AFUDC) and equity costs (the equity component of AFUDC). The debt component of AFUDC is recorded as a reduction to net interest expense on the statements of comprehensive income, and the equity component of AFUDC is recorded in other income on the statements of comprehensive income. The debt component of AFUDC for the years ended December 31, 2019, 2018 and 2017 was $1.4 million, $1.0 million and $0.8 million, respectively, and the equity component of AFUDC for the years ended December 31, 2019, 2018 and 2017 was $5.7 million, $5.6 million and $5.1 million, respectively.
Share-Based Compensation. The Company assumed obligations related to certain share-based compensation awards in connection with the Separation. Outstanding awards were transferred based on a 0.80 conversion rate. Awards to employees are typically made in the form of performance-based awards, time-based restricted stock awards and time-based restricted unit awards to employees of the Company, and stock options were awarded to certain former employees. Awards to non-employee directors are typically made in the form of phantom unit awards (Equitrans Midstream phantom units) that vest upon grant. See Note 10. As of December 31, 2019 and 2018, the Company had $42.0 million and $42.1 million, respectively, of accrued incentive compensation, which was included in accrued liabilities on the consolidated balance sheets.
Pension and Other Post-Retirement Benefit Plans. In 2014, EQT terminated the EQT Corporation Retirement Plan for Employees (the Legacy Retirement Plan), a defined benefit pension plan. Prior to its termination, the retirees of Equitrans, L.P. participated in the Legacy Retirement Plan. On March 2, 2016, the Internal Revenue Service (IRS) issued a favorable determination letter for the termination of the Legacy Retirement Plan. On June 28, 2016, EQT purchased annuities from, and transferred the Legacy Retirement Plan assets and liabilities to, American General Life Insurance Company. In the third quarter of 2016, the Company reimbursed EQT for its proportionate share of the funding related to the retirees of Equitrans, L.P. The settlement charge is expected to be recoverable in FERC-approved rates and, thus, was recorded as a regulatory asset that will be amortized for rate recovery purposes over a period of 16 years. Upon Separation, EQT transferred to the Company the post-retirement benefits liability and accumulated other comprehensive income balance associated with the Legacy Retirement Plan. The Company recognizes expense for on-going post-retirement benefits other than pension, a portion of which is subject to recovery in the approved rates of Equitrans, L.P.'s rate-regulated business. See Note 15.
The Company presents the associated pension and other post-retirement benefits liability adjustment, net of tax, as a reclassification from accumulated other comprehensive income on the statements of consolidated comprehensive income and consolidated equity and on the consolidated balance sheets. The accumulated other comprehensive income reclassification relates to the net actuarial loss and net prior service costs related to the Legacy Retirement Plan.
Income Taxes. Beginning on the Separation Date and forward, the provision for income taxes was determined using the asset and liability approach of accounting for income taxes. Under this approach, the provision for income taxes represents income taxes paid or payable (or received or receivable) for the current year plus the change in deferred taxes during the year. In all periods prior to the Separation Date, the Company's operations were included in the income tax filings of EQT. The provision for income taxes in the Company's statements of consolidated comprehensive income was determined in the same manner described above, but on a separate return methodology as if the Company was a standalone taxpayer filing hypothetical income tax returns where applicable. Any additional accrued current tax liability or refund arising as a result of this approach was presented in accounts payable as an amount due to related party on the consolidated balance sheets and was settled with EQT on the Separation Date as a component of parent net investment.
Deferred taxes represent the future tax consequences of differences between the financial and tax bases of the Company's assets and liabilities. Deferred tax balances are adjusted for changes in tax rates and tax laws when enacted. Deferred tax assets are reflected on the consolidated balance sheets for net operating losses, credits or other attributes transferred to or generated by the Company. Any difference between the attributes transferred to the Company and the attributes generated on a separate return basis were adjusted as a component of parent net investment. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not (greater than 50%) that a tax benefit will not be realized. In evaluating the need for a valuation allowance, management considers all potential sources of taxable income, including income available in carry-back periods, future reversals of taxable temporary differences, projections of taxable income and income from tax planning strategies, as well as all available positive and negative evidence. Positive evidence includes factors such as a history of profitable operations, projections of future profitability within the carry-forward period, including from tax planning strategies, and experience. The Company has not noted any significant negative evidence for any of the periods presented.
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
Tax benefits related to uncertain tax positions taken or expected to be taken on a tax return are recorded when such benefits meet a more likely than not threshold; otherwise, the tax benefit is recorded when the tax position has been effectively settled, either because the statute of limitations has expired or the appropriate taxing authority has completed its examination. Interest and penalties related to uncertain tax positions are recognized as part of the provision for income taxes and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law until such time that the related tax benefits are recognized. See Note 12.
Noncontrolling Interests. For the years ended December 31, 2019, 2018 and 2017, the Company's noncontrolling interests included the third-party ownership interests in EQM. For the year ended December 31, 2019 and specifically for the period from April 10, 2019 to December 31, 2019, the Company's non-controlling interests also included third-party ownership interests in Eureka Midstream, as well as the Series A Preferred Unit holders' interest in EQM's net income. For the period beginning January 1, 2019 and ending January 10, 2019 and for the years ended December 31, 2018 and December 31, 2017, the Company's noncontrolling interests included third-party ownership interests in EQGP. For the year ended December 31, 2017 and the periods in 2018 prior to the Company's acquisition of their remaining respective noncontrolling interests, the Company's noncontrolling interests also included the third-party ownership interests in RMP and Gulfport Midstream's 25% ownership interest in Strike Force Midstream. Net income attributable to noncontrolling interests fluctuates based on the amount of net income earned by the entities with noncontrolling interests, the amount of net income allocated to IDRs prior to the EQM IDR Transaction, the amount of net income allocated to the Class B units subsequent to the EQM IDR transaction, the amount of net income attributable to the noncontrolling interest related to the third-party ownership interests in Eureka Midstream, the amount of net income attributable to the Series A Preferred Units and any changes in the noncontrolling ownership percentages.

Statement of Cash Flow Supplementary Information
The following summarizes cash paid during the applicable period for interest, net of amount capitalized, and non-cash activity included on the statements of consolidated cash flow.

	Years Ended December 31,
	2019	2018	2017
	(Thousands)
Cash paid during the period for:
Interest, net of amount capitalized	$257,065	$54,089	$43,797

Non-cash activity during the period for:
Acquisition of Rice Midstream Holdings LLC	$—	$—	$3,846,240
Settlement of separation and other transaction costs with EQT	—	133,286	—
Net settlement of current income taxes payable with EQT	—	54,033	115,819
Separation-related adjustments	93,666	228,357	—
Revision to estimated asset retirement obligations	—	1,928	—

Earnings Per Share (EPS). Basic EPS is computed by dividing net income attributable to Equitrans Midstream by the weighted average number of shares of Equitrans Midstream common stock outstanding during the period without considering any dilutive items. For the year ended December 31, 2019, net income attributable to Equitrans Midstream excluded net income attributable to noncontrolling interests and the Series A Preferred Unit holders' interest in net income of $74.0 million (see Note 7). Diluted EPS is computed by dividing net income attributable to Equitrans Midstream by the weighted average number of shares of Equitrans Midstream common stock and potentially dilutive securities, net of shares assumed to be repurchased using the treasury stock method. Share purchases are calculated using the average share price of Equitrans Midstream common stock during the period. Potentially dilutive securities arise from the assumed conversion of outstanding stock options and other share-based awards. Diluted EPS also takes into consideration the potential dilution from securities issued by subsidiaries that enable their holders to obtain the subsidiary's common stock. The resulting net income amount is divided by the weighted average number of dilutive shares of common stock outstanding. For the year ended December 31, 2018, the Company's computation of EPS included potentially dilutive securities related to stock options and awards of 601,622. For the years ended December 31, 2019 and December 31, 2017, because the Company generated a net loss, the Company's computation of loss per share excluded potentially dilutive securities; as such, basic and diluted average common stock outstanding were the same for the years ended December 31, 2019 and December 31, 2017. See Note 10 for information on the Company's stock options and awards. For all periods presented, the impact of EQM's dilutive securities did not have a material impact on the Company's diluted earnings per share.
The Company grants Equitrans Midstream phantom units to certain non-employee directors that will be paid in Equitrans Midstream common stock upon the director's termination of service on the Board. As there are no remaining service, performance or market conditions related to these awards, 207,501 Equitrans Midstream phantom units were included in the computation of basic and diluted weighted average common shares outstanding for the year ended December 31, 2019 and 161,696 Equitrans Midstream phantom units were included for both the years ended December 31, 2018 and 2017. See Note 10 for information on Equitrans Midstream phantom units.
For periods prior to the Separation Date, EPS shown on the statements of consolidated comprehensive income and in Note 16 was calculated based on the shares of Equitrans Midstream common stock distributed in connection with the Separation and Distribution and is considered pro forma in nature. Prior to the Separation Date, the Company did not have any issued or outstanding common stock (other than shares owned by EQT).
Recently Issued Accounting Standards
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases. The standard requires entities to record assets and obligations for contracts currently recognized as operating leases. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. The update provides an optional transition method of adoption that permits entities to initially apply the standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Under the optional transition method, comparative financial information and disclosures are not required. The update also provides transition practical expedients. The standard requires disclosures of the nature, maturity and value of an entity's lease liabilities and elections taken by the entity. In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842): Codification Improvements, which, among other things, clarified interim disclosure requirements in the year of ASU 2016-02 adoption.

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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. The standard amends guidance on reporting credit losses on assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, this standard eliminates the probable initial recognition threshold in current GAAP and, in its place, requires an entity to recognize the current estimate of all expected credit losses. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope of the standard that have the contractual right to receive cash. In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses (Topic 326). The update provides entities with targeted transition relief that is intended to increase comparability of financial statement information for some entities that otherwise would have measured similar financial instruments using different measurement methodologies. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses. The update clarifies and addresses stakeholders' specific issues in ASU 2016-13. The Company adopted the standards on January 1, 2020, which was applicable to its outstanding accounts receivable and note receivable from EES. Adoption of the standards is expected to result in a cumulative-effect adjustment to the opening balance of retained earnings of approximately $3 million to $4 million.
Additional disclosures will be required to describe the nature and amount of the Company's credit losses, including the significant assumptions and judgments required to value the losses, and the accounting policy elections taken. The Company implemented processes and controls to review the credit losses for appropriate accounting treatment in the context of the standard and to generate disclosures required under the standard, which the Company expects to disclose in its Quarterly Report on Form 10-Q for the first quarter of 2020.
In February 2018, the FASB issued ASU 2018-02, Income Statement, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (described in Note 12) and will improve the usefulness of information reported to financial statement users. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted the standard in the first quarter of 2019 with no significant effects on its financial statements or related disclosures.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement, Changes to the Disclosure Requirements for Fair Value Measurement, which makes a number of changes to the hierarchy associated with Level 1, 2 and 3 fair value measurements and the related disclosure requirements. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect this standard will have on its disclosures but does not expect the adoption of this standard to have a material effect on the disclosures. The adoption of this standard is not expected to have an impact on the Company's financial statements.
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
Following the adoption of ASU 2018-15, the Company began capitalizing certain implementation costs related to cloud computing arrangements that are service contracts. The capitalized portion of these costs are included in the property, plant and equipment line on the consolidated balance sheets and will be amortized over the term of the Company's hosting arrangement. For the year ended December 31, 2019, the Company did not recognize any amortization expense related to implementation costs on its cloud computing arrangements as such assets were not in use. The costs will be included in the selling, general and administrative expense line on the accompanying statements of consolidated comprehensive income when recognized.

2.	Acquisitions, Mergers and Divestitures
Bolt-on Acquisition
On March 13, 2019, EQM entered into a Purchase and Sale Agreement (the Purchase and Sale Agreement) with North Haven Infrastructure Partners II Buffalo Holdings, LLC (NHIP), an affiliate of Morgan Stanley Infrastructure Partners, pursuant to which EQM acquired from NHIP a 60% Class A interest in Eureka Midstream and a 100% interest in Hornet Midstream

(collectively, the Bolt-on Acquisition) for total consideration of approximately $1.04 billion, composed of approximately $852 million in cash, net of purchase price adjustments, and approximately $192 million in assumed pro rata debt. At the time of the acquisition, Eureka Midstream owned a 190-mile gathering header pipeline system in Ohio and West Virginia that services both dry Utica and wet Marcellus Shale production and Hornet Midstream owned a 15-mile, high-pressure gathering system in West Virginia that connects to the Eureka Midstream system. The Bolt-on Acquisition closed on April 10, 2019 and was funded through proceeds from the Private Placement of Series A Preferred Units that closed concurrently with the Bolt-on Acquisition. See Note 7 for further information regarding the Private Placement.
At the closing of the Bolt-on Acquisition, a subsidiary of Hornet Midstream terminated all of its obligations under its term loan credit agreement and repaid the $28.2 million outstanding principal balance and $0.1 million in related interest and fees.
The Company recorded $17.0 million in acquisition-related expenses related to the Bolt-on Acquisition during the year ended December 31, 2019. The Bolt-on Acquisition acquisition-related expenses included $15.3 million for professional fees and $1.7 million for compensation arrangements during the year ended December 31, 2019, and are included in separation and other transaction costs in the statements of consolidated comprehensive income.
Allocation of Purchase Price. The Bolt-on Acquisition was accounted for as a business combination using the acquisition method. As a result of the acquisition, the Company recognized $99.2 million of goodwill, which was allocated to the Gathering segment. Such goodwill primarily related to additional commercial opportunities, a diversified producer customer mix, increased exposure to dry Utica and wet Marcellus acreage and operating leverage within the Gathering segment. The purchase price allocation and related adjustments were finalized during the fourth quarter of 2019. The following table summarizes the final purchase price and allocation of the fair value of the assets acquired and liabilities assumed in the Bolt-on Acquisition as of April 10, 2019 by the Company, as well as certain measurement period adjustments made subsequent to the Company's initial valuation.

(in thousands)	Preliminary Purchase Price Allocation (As initially reported)	Measurement Period Adjustments (a)	Purchase Price Allocation (As adjusted)
Consideration given:
Cash consideration (b)	$861,250	$(11,404)	$849,846
Buyout of portion of Eureka Midstream Class B units and incentive compensation	2,530	—	2,530
Total consideration	863,780	(11,404)	852,376

Fair value of liabilities assumed:
Current liabilities	52,458	(9,857)	42,601
Long-term debt	300,825	—	300,825
Other long-term liabilities	10,203	—	10,203
Amount attributable to liabilities assumed	363,486	(9,857)	353,629

Fair value of assets acquired:
Cash	15,145	—	15,145
Accounts receivable	16,817	—	16,817
Inventory	12,991	(26)	12,965
Other current assets	882	—	882
Net property, plant and equipment	1,222,284	(8,906)	1,213,378
Intangible assets (c)	317,000	(6,000)	311,000
Deferred tax asset	5,773	(5,268)	505
Other assets	14,567	—	14,567
Amount attributable to assets acquired	1,605,459	(20,200)	1,585,259

Noncontrolling interests	(486,062)	7,602	(478,460)

Goodwill as of April 10, 2019	$107,869	$(8,663)	$99,206
Impairment of goodwill (d)			(99,206)
Goodwill as of December 31, 2019			$—

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

(b)	The cash consideration for the Bolt-on Acquisition was adjusted by approximately $11.4 million related to working capital adjustments and the release of all escrowed indemnification funds to EQM.

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

(d)
During the third quarter of 2019, the Company identified impairment indicators that suggested the fair value of its goodwill was more likely than not below its carrying amount. As such, the Company performed an interim goodwill impairment assessment, which resulted in the Company recognizing impairment to goodwill of approximately $268.1 million, of which $99.2 million was associated with its Eureka/Hornet reporting unit, bringing the reporting unit's goodwill balance to zero. See Note 3 for further detail.

The estimated fair value of midstream facilities and equipment, generally consisting of pipeline systems and compression stations, was estimated using the cost approach. Significant unobservable inputs in the estimate of fair value under this approach included management's assumptions about the replacement costs for similar assets, the relative age of the acquired assets and any potential economic or functional obsolescence associated with the acquired assets. As a result, the estimated fair value of the midstream facilities and equipment represented a Level 3 fair value measurement.
As a result of the acquisition, the noncontrolling interest in Eureka Midstream was estimated to be $478.5 million. The fair value of the noncontrolling interest was calculated based on the enterprise value of Eureka Midstream and the percentage ownership not acquired by EQM. Significant unobservable inputs in the enterprise value of Eureka Midstream include future revenue estimates and future cost assumptions. As a result, the fair value measurement is based on significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement.
As part of the preliminary purchase price allocation, the Company identified intangible assets for customer relationships with third-party customers. The fair value of the customer relationships with third-party customers was determined using the income approach, which requires a forecast of the expected future cash flows generated and an estimated market-based weighted average cost of capital. Significant unobservable inputs in the determination of fair value include future revenue estimates, which contemplates among other things estimates of natural gas volumes to be gathered in the future and a weighted average cost of capital, future cost assumptions and estimated customer retention rates. As a result, the estimated fair value of the identified intangible assets represents a Level 3 fair value measurement. The Company calculates amortization of intangible assets using the straight-line method over the estimated useful life of the intangible assets which is 20 years for the Eureka Midstream-related intangible assets. As discussed in Note 3, during the third quarter of 2019, as a result of the recoverability test, the Company estimated the fair value of the Hornet Midstream-related intangible assets and determined that the fair value was not in excess of the assets’ carrying value, which resulted in an impairment charge of approximately $36.4 million related to certain of such intangible assets within the Company's Gathering segment. As a result of the reduction in expected future cash flows, the useful life of the Hornet Midstream-related intangible assets was prospectively changed to 7.25 years as of October 1, 2019, over which the Company calculates amortization using the straight-line method. After the impact of the impairment and the decrease in the useful life of the Hornet Midstream-related intangible assets, the expected annual amortization expense increased by $1.0 million. Amortization expense recorded in the statements of consolidated comprehensive income for the year ended December 31, 2019 was $11.7 million. The estimated annual amortization expense for each of the successive five years is approximately $16.8 million.
Intangible assets, net as of December 31, 2019 are detailed below.

(in thousands)	As of December 31, 2019
Intangible assets	$311,000
Less: impairment of Hornet Midstream-related intangible assets (a)	36,405
Less: accumulated amortization	11,711
Intangible assets, net	$262,884

(a)	See Note 3 for disclosure regarding impairments of long-lived assets.

In conjunction with the Bolt-on Acquisition, the Company recorded tax deductible goodwill of $43.0 million. The Company does not have tax basis on the portion attributable to the noncontrolling limited partners of EQM.

Post-Acquisition Operating Results. Subsequent to the completion of the Bolt-on Acquisition, Eureka Midstream and Hornet Midstream collectively contributed the following to both the Gathering segment and the Company's consolidated operating results for the period from April 10, 2019 through December 31, 2019.

(in thousands)	April 10, 2019 through December 31, 2019
Operating revenues	$97,123
Operating loss attributable to Equitrans Midstream	$(94,551)
Net loss attributable to noncontrolling interests	$(21,291)
Net loss attributable to Equitrans Midstream	$(80,631)
Unaudited Pro Forma Information. The following unaudited pro forma combined financial information presents the Company's results as though the EQGP Buyout, EQM IDR Transaction and Bolt-on Acquisition had been completed at January 1, 2017. The pro forma combined financial information has been included for comparative purposes and is not necessarily indicative of the results that might have actually occurred had the EQGP Buyout, EQM IDR Transaction and Bolt-on Acquisition taken place on January 1, 2017; furthermore, the financial information is not intended to be a projection of future results.

	Years Ended December 31,
(in thousands, except per share data)	2019	2018	2017
Pro forma operating revenues	$1,661,822	$1,616,821	$987,735
Pro forma net (loss) income	$(44,167)	$552,291	$321,151
Pro forma net income attributable to noncontrolling interests	$126,558	$357,264	$317,468
Pro forma net (loss) income attributable to Equitrans Midstream	$(170,725)	$195,027	$3,683
Pro forma (loss) income per share (basic)	$(0.67)	$0.77	$0.01
Pro forma (loss) income per share (diluted)	$(0.67)	$0.77	$0.01

Rice Merger
As discussed in Note 1, on November 13, 2017, EQT completed the Rice Merger. EQT recorded the Rice Merger as a business combination using the acquisition method of accounting and performed a preliminary valuation of the fair value of Rice Midstream Holdings' assets and liabilities as of the Rice Merger Date.
The fair value of Rice Midstream Holdings' current assets and current liabilities were assumed to approximate their carrying values; as such, their fair values are Level 1 fair value measurements. The estimated fair value of long-lived property, plant and equipment were determined using estimated replacement cost, as adjusted by a usage obsolescence factor. As inputs used in the property, plant and equipment valuation are not observable, the assets' fair values are Level 3 fair value measurements. The fair value of the identified intangible asset was measured using an income approach model that discounted estimated future cash flows using a market-based weighted average cost of capital discount rate. As inputs used in the valuation are not observable, the intangible asset's fair value is a Level 3 fair value measurement.
The acquired noncontrolling interest consisted of the third-party ownership interests in RMP and Strike Force Midstream as of the Rice Merger Date. The noncontrolling interest in RMP was calculated using RMP's common unit market price as of the Rice Merger Date. As RMP's common units were actively traded on the New York Stock Exchange, the fair value of the RMP noncontrolling interest was a Level 1 fair value measurement. The noncontrolling interest in Strike Force Midstream was calculated based on the enterprise value of Strike Force Midstream and the ownership percentage not acquired by EQT. As inputs used in the valuation were not observable, the noncontrolling interest's fair value is a Level 3 fair value measurement.
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

Rice Merger
Purchase Price Allocation
and Goodwill
(Thousands)
Enterprise value (a)	$3,846,240
Fair value of assets acquired and liabilities assumed:
Current assets	141,410
Property, plant and equipment	2,265,924
Intangible assets	623,200
Other assets	118
Current liabilities	(107,101)
RMP $850 Million Facility (defined in Note 11)	(266,000)
Due to EQT (b)	(187,742)
Deferred income taxes	(115,456)
Other long-term liabilities	(9,323)
Total fair value of assets acquired and liabilities assumed	2,345,030
Goodwill as November 13, 2017 (c)	1,501,210
Impairment of goodwill (d)	261,941
Goodwill as of December 31, 2018	1,239,269
Impairment of goodwill (d)	752,571
Goodwill as of December 31, 2019	$486,698

(a)	Includes the fair value of noncontrolling interests assumed of $1.5 billion and $0.2 billion for RMP and Strike Force Midstream, respectively.

(b)
At the time of the Rice Merger, EQT repaid $187.5 million of outstanding principal and $0.2 million in accrued interest under Rice Midstream Holdings' revolving credit facility. Following repayment, EQT terminated the Rice Midstream Holdings revolving credit facility agreement. As of December 31, 2017, the $187.7 million was included in accounts payable on the Company's consolidated balance sheet. The Company reimbursed EQT for this amount in 2018.

(c)	Reflected the value of perceived growth opportunities, synergies and operating leverage anticipated through the acquisition and ownership of the acquired gathering assets as of November 13, 2017.

(d)	See Note 3 for further detail.
As of December 31, 2019, the Company had unamortized carryover tax basis of $356.8 million of tax-deductible goodwill related to the Rice Merger.
Unaudited Pro Forma Information. The following unaudited pro forma financial information presents the Company's results as though the Rice Merger had been completed at January 1, 2017. The pro forma financial information has been included for comparative purposes and is not necessarily indicative of the results that might have actually occurred had the Rice Merger taken place on January 1, 2017; furthermore, the financial information is not intended to be a projection of future results.

Year Ended December 31, 2017
(in thousands)
Pro forma operating revenues	$1,264,704
Pro forma net income	549,567
Pro forma net income attributable to noncontrolling interests	445,576
Pro forma net income attributable to Equitrans Midstream	103,991

Divestitures

As discussed in Note 3, EQM incurred an $81.0 million impairment charge during the second quarter of 2019 associated with certain FERC-rate regulated low-pressure gathering pipelines. On August 14, 2019, Equitrans, L.P., a subsidiary of EQM, entered into a Purchase and Sale Agreement with Diversified Gas & Oil Corporation for the sale of its Copley gathering system (including approximately 530 miles of low-pressure gathering pipelines, four compressor stations and related assets) for a purchase price of $1,000, subject to certain post-closing adjustments and FERC approval. The initial transaction closed on September 26, 2019 in respect of non-certificated gathering assets comprising a portion of the Copley gathering system. During the fourth quarter of 2019, the second transaction closed following FERC approval of the abandonment of the certificated assets.

See Note 18 for a description of the EQM Merger and the Share Purchases.

3.	Impairments of Long-Lived Assets
Impairment of goodwill. During the third quarter of 2019, the Company identified impairment indicators in the form of significant declines in the unit price of EQM's common units and corresponding market capitalization, primarily as a result of continued suppressed natural gas prices and decreased producer drilling activity. Management considered these price effects and activity declines as indicators that the fair value of goodwill was more likely than not below the Reporting Units' carrying amounts. As such, the performance of an interim goodwill impairment assessment was required.
In estimating the fair value of each of the Reporting Units, the Company used a combination of the income approach and the market approach. The Company used the income approach’s discounted cash flow method, which applies significant inputs not observable in the public market (Level 3), including estimates and assumptions related to the use of an appropriate discount rate, future throughput volumes, operating costs, capital spending and changes in working capital. The Company used the market approach’s comparable company method and reference transaction method. The comparable company method evaluates the value of a company using metrics of other businesses of similar size and industry. The reference transaction method evaluates the value of a company based on pricing multiples derived from similar transactions entered into by similar companies.
During the third quarter of 2019, EQM determined that the fair value of Rice Retained Midstream was greater than its carrying value; however, the carrying values of RMP PA Gas Gathering and Eureka/Hornet were each greater than their respective fair values. As a result, the Company recognized impairment of goodwill of $168.9 million and $99.2 million on RMP PA Gas Gathering and Eureka/Hornet, respectively. The non-cash impairment charge is included in the impairments of long-lived assets line on the Company's statements of consolidated comprehensive income.
During the fourth quarter of 2019, as of the date of the Company’s annual goodwill impairment assessment, the Company concluded the performance of a quantitative impairment assessment was required. Factors contributing to this conclusion were the continued decline of the Company's market capitalization in the fourth quarter and the sustained declines in producer drilling activity driven by market conditions including natural gas pricing.
Consistent with the third quarter 2019 interim goodwill impairment assessment, the Company used the income approach’s discounted cash flow method and the market approach’s comparable company and reference transaction methods. During the Company’s fourth quarter 2019 impairment assessment, the Company determined that the carrying values of RMP PA Gas Gathering and Rice Retained Midstream were each greater than their respective fair values. As a result, the Company recognized impairment of goodwill of $433.2 million and $150.5 million on RMP PA Gas Gathering and Rice Retained Midstream, respectively. The non-cash impairment charge is included in the impairments of long-lived assets line on the Company's statements of consolidated comprehensive income. As of December 31, 2019, the Company's goodwill balance was $486.7 million, which was associated entirely with RMP PA Gas Gathering. The RMP PA Gas Gathering reporting unit is susceptible to impairment risk from further adverse future market or economic conditions and company-specific qualitative factors or other adverse factors such as unexpected future production curtailments by the Company's customers that have contracts with volumetric-based fees. Any such adverse changes in the future could reduce the underlying cash flows used to estimate fair value and could result in a decline in fair value that could trigger future impairment charges relating to the RMP Gas Gathering reporting unit.
Following the third quarter of 2018 and prior to the Separation, the Company identified impairment indicators in the form of production curtailments announced by a primary customer of the Rice Retained Midstream and RMP PA Gas Gathering reporting units that could reduce volumetric-based fee revenues of those Reporting Units. In estimating the fair value of its Reporting Units, the Company used a combination of the income approach and the market approach. The Company used the income approach's discounted cash flow method. The Company used the market approach's comparable company and reference transaction methods.
For the year ended December 31, 2018, the Company determined that the fair value of the Rice Retained Midstream reporting unit was greater than its carrying value; however, the carrying value of the RMP PA Gas Gathering Reporting Unit exceeded its fair value. As a result, the Company recognized impairment of goodwill of approximately $261.9 million to the RMP PA Gas Gathering reporting unit. As of December 31, 2018, the Company's goodwill balance was reduced to approximately $1.2 billion.
The following table summarizes the carrying amount of goodwill associated with the Company's Reporting Units for the years ended December 31, 2019 and 2018.

	RMP PA Gas Gathering	Rice Retained Midstream	Eureka/Hornet	Total
	(Thousands)
Goodwill as of January 1, 2018	$1,346,918	$37,954	$—	$1,384,872
Add: transfer of goodwill from EQT	3,803	112,535	—	116,338
Less: impairment of goodwill	(261,941)	—	—	(261,941)
Goodwill as of December 31, 2018	1,088,780	150,489	—	1,239,269
Add: goodwill associated with Bolt-on Acquisition	—	—	99,206	99,206
Less: impairment of goodwill	(602,082)	(150,489)	(99,206)	(851,777)
Goodwill as of December 31, 2019	$486,698	$—	$—	$486,698

Impairment of long-lived assets, including intangible assets. During the third quarter of 2019, the Company performed a recoverability test due to the triggering events described in the 2019 interim goodwill impairment summary above. As a result of the recoverability test, management determined that the carrying value of certain long-lived assets associated with Eureka/Hornet were not recoverable. The assets deemed not recoverable were customer-related intangible assets associated with Hornet Midstream, an asset group within Eureka/Hornet, that was acquired as part of the Bolt-on Acquisition. The Company estimated the fair value of the Hornet Midstream-related intangible assets and determined that the fair value was not in excess of the assets’ carrying value, which resulted in an impairment charge of approximately $36.4 million related to certain of such intangible assets within the Company's Gathering segment. The non-cash impairment charge is included in the impairments of long-lived assets line on the statements of consolidated comprehensive income for the year ended December 31, 2019. During the fourth quarter of 2019, a triggering event occurred as a result of the Company's annual goodwill impairment evaluation, which required the Company to perform a recoverability test on its long-lived assets. No impairment to long-lived assets was recorded as a result of the recoverability test.
During 2019, the Company reassessed its asset groupings for its regulated pipelines due to certain regulatory ratemaking policy changes affecting the regulated pipelines, changes in strategic focus and plans for segmentation of operations. Prior to the second quarter of 2019, the Company defined its regulated asset grouping to include the FERC-rate regulated transmission and storage assets, integrated with the low-pressure assets due to overlapping operations, shared costs structure and similar ratemaking structures. During the second quarter, Equitrans L.P. reached a settlement related to its FERC Form 501-G report, which was focused solely on the Company’s FERC-rate regulated transmission and storage assets. Further, management increased its operational focus and emphasis on high-pressure gathering assets as illustrated by the consummation of the Bolt-on Acquisition. As a result of these regulatory changes and shift in operational focus, beginning with the second quarter of 2019, the Company groups its FERC-regulated assets in two asset groupings: FERC-rate regulated transmission and storage assets and FERC-rate regulated low-pressure gathering assets. Upon the change in asset grouping, management evaluated whether any indicators of impairment were present and in conjunction with the evaluation, the Company determined that the carrying values for the non-core FERC-rate regulated low-pressure gathering assets exceeded their undiscounted cash flows. Additionally, following the settlement related to the FERC Form 501-G report, management does not currently plan to seek to recover the deficient cash flows through a future rate proceeding. The Company therefore estimated the fair values of FERC-rate regulated low-pressure gathering assets and determined that their fair values were not in excess of the assets’ carrying values, which resulted in recognized impairments of property and equipment of approximately $81.0 million related to the assets within the Company's Gathering segment. As a result of the impairment, the assets carry no book value. The non-cash impairment charge is included in the impairments of long-lived assets line on the statements of consolidated comprehensive income for the year ended December 31, 2019. See Note 2 for a discussion on the divestiture of certain of EQM's low-pressure gathering assets.
During the fourth quarter of 2018, a triggering event occurred as a result of the Company's annual goodwill impairment evaluation, which required the Company to perform a recoverability test on its long-lived assets. No impairment was recorded as a result of the recoverability test. No impairment of any long-lived assets was recorded during the year ended December 31, 2018.
In connection with the execution of the EQT Global GGA (discussed in Note 18), management will reevaluate the Company's reporting units.

4.	Revenue from Contracts with Customers
For the years ended December 31, 2019, 2018 and 2017, all revenues recognized on the Company's statements of consolidated comprehensive income are from contracts with customers. As of December 31, 2019 and 2018, all receivables recorded on the Company's consolidated balance sheets represent performance obligations that have been satisfied and for which an unconditional right to consideration exists.
Gathering, Transmission and Storage Service Contracts
The Company provides gathering, transmission and storage services in two manners: firm service and interruptible service. Firm service is provided under firm contracts, which are contracts for gathering, transmission or storage services that generally obligate the customer to pay a fixed, monthly charge to reserve an agreed upon amount of pipeline or storage capacity regardless of the capacity used by the customer during each month. Volumetric-based fees can also be charged under firm contracts for each firm volume transported, gathered or stored as well as for volumes transported, gathered or stored in excess of the firm contracted volume. Interruptible service contracts include volumetric-based fees, which are charges for the volume of gas gathered, transported or stored and generally do not guarantee access to the pipeline or storage facility. These contracts can be short- or long-term. Firm and interruptible transmission and storage service contracts are billed at the end of each calendar month, with payment typically due within 21 days. Firm and interruptible gathering contracts are billed on a one-month lag, with payment typically due within 21 days. Revenue related to gathering services provided but not yet billed is estimated each month. These estimates are generally based on contract data, preliminary throughput and allocation measurements.
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
Water Service Contracts
Water service revenues represent fees charged by the Company for the delivery of fresh water to a customer at a specified delivery point and for the collection and recycling or disposal of flowback and produced water. The Company's water service revenues are generated under firm service and interruptible service contracts, which primarily utilize variable prices per volume delivered. Firm service is provided under firm contracts, which provides water services to customers with priority. Interruptible service contracts generally do not guarantee access to the water facilities. For fresh water service contracts, the only performance obligation in each contract is for the Company to provide water (usually a minimum daily volume of water) to the customer at a designated delivery point. For flowback and produced water, the performance obligation is collection and disposition of the water, which typically occur within the same day. Water service contracts are billed on a monthly basis, with payment typically due within 30 days.
For all contracts, the Company allocates the transaction price to each performance obligation based on the judgmentally determined relative standalone selling price. When applicable, the excess of consideration received over revenue recognized results in the deferral of those amounts until future periods based on a units of production or straight-line methodology as these methods appropriately match the consumption of services provided to the customer. The units of production methodology requires the use of production estimates that are uncertain and the use of judgment when developing estimates of future production volumes, thus impacting the rate of revenue recognition. Production estimates are monitored as circumstances and events warrant.
Certain of the Company's gas gathering and water services agreements are structured with minimum volume commitments (MVCs), which specify minimum quantities for which a customer will be charged regardless of quantities gathered or delivered under the contract. Revenue is recognized for MVCs when the performance obligation has been met, which is the earlier of when the gas is gathered or water provided, or when it is remote that the producer will be able to meet its MVC. If a customer under such an agreement fails to meet its MVC for a specified period (thus not exercising all the contractual rights to gathering and water services within the specified period, herein referred to as “breakage”), it is obligated to pay a contractually determined fee based upon the shortfall between the actual gathered or water volumes and the MVC for the period contained in the contract.

Summary of Disaggregated Revenues
The tables below provide disaggregated revenue information by business segment.

	Year Ended December 31, 2019
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues	$581,118	$356,569	$—	$937,687
Volumetric-based fee revenues	578,813	33,951	—	612,764
Water service revenues	—	—	79,791	79,791
Total operating revenues	$1,159,931	$390,520	$79,791	$1,630,242

	Year Ended December 31, 2018
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues	$447,360	$356,725	$—	$804,085
Volumetric-based fee revenues	549,710	30,076	—	579,786
Water service revenues	—	—	111,227	111,227
Total operating revenues	$997,070	$386,801	$111,227	$1,495,098

	Year Ended December 31, 2017
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues	$407,355	$348,193	$—	$755,548
Volumetric-based fee revenues	102,612	23,793	—	126,405
Water service revenues	—	—	13,605	13,605
Total operating revenues	$509,967	$371,986	$13,605	$895,558

Summary of Remaining Performance Obligations
The following table summarizes the transaction price allocated to the Company's remaining performance obligations under all contracts with firm reservation fees and MVCs as of December 31, 2019.

	2020	2021	2022	2023	2024	Thereafter	Total
	(Thousands)
Gathering firm reservation fees	$517,406	$590,056	$592,324	$590,342	$552,598	$1,576,827	$4,419,553
Gathering revenues supported by MVCs	133,969	153,065	153,065	152,242	145,930	463,086	1,201,357
Transmission firm reservation fees	354,363	375,020	370,273	332,404	273,257	2,489,864	4,195,181
Water revenues supported by MVCs	35,536	2,000	2,000	—	—	—	39,536
Total	$1,041,274	$1,120,141	$1,117,662	$1,074,988	$971,785	$4,529,777	$9,855,627

Based on total projected contractual revenues, including projected contractual revenues from future capacity expected from expansion projects that are not yet fully constructed for which the Company has executed firm contracts, the Company's firm gathering contracts and firm transmission and storage contracts had weighted average remaining terms of approximately 11 years and 14 years, respectively, as of December 31, 2019.

See Note 18 for a discussion of the "EQT Global GGA," "Water Services Letter Agreement" and the "Credit Letter Agreement" with EQT.

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
On the Adoption Date, the Company recorded on its consolidated balance sheets an operating lease right-of-use asset and a corresponding operating lease liability of $49.7 million, reflecting the present value of future lease payments on the Company's facility and compressor lease contracts. The discount rate used to determine present value, referred to as the incremental borrowing rate, was based on the rate of interest that the Company estimated it would have to pay to borrow (on a collateralized-basis over a similar term) an amount equal to the lease payments in a similar economic environment as of the Adoption Date. The Company is required to reassess the incremental borrowing rate for any new and modified lease contracts as of the contract effective date. Adoption of the standard did not require an adjustment to the opening balance of retained earnings. As of the Adoption Date and December 31, 2019, the Company had no lease contracts classified as financing leases and was not a lessor; however, the Company was party to a subleasing arrangement whereby the Company, as sublessor, agreed to sublet office space to a third party.
In addition, in connection with the Bolt-on Acquisition, EQM acquired 10 compressor leases and one facility lease for which it recorded approximately $4.7 million in operating lease expenses during the year ended December 31, 2019. As of the date of acquisition, the Company recorded operating lease right-of-use assets and a corresponding operating lease liability of approximately $20.0 million for these acquired leases.
The following table summarizes operating lease cost for the year ended December 31, 2019.

Year Ended December 31, 2019
(Thousands)
Operating lease cost	$12,858
Short-term lease cost	4,642
Variable lease cost	321
Sublease (income)	(445)
Total lease cost	$17,376

Operating lease expense related to the Company's compressor lease contracts and facility lease contracts is reported in operating and maintenance expense and selling, general and administrative expense, respectively, on the Company's statements of consolidated comprehensive income.
For the year ended December 31, 2019, cash paid for operating lease liabilities was $12.3 million, which was reported in cash flows provided by operating activities on the statements of consolidated cash flows.
The operating lease right-of-use assets are reported in other assets and the current and noncurrent portions of the operating lease liabilities are reported in accrued liabilities and regulatory and other long-term liabilities, respectively, on the consolidated balance sheets. As of December 31, 2019, the operating lease right-of-use assets were $63.6 million and operating lease liabilities were $64.7 million, of which $11.7 million was classified as current. As of December 31, 2019, the weighted average remaining lease term was 8 years and the weighted average discount rate was 5.5%.
Schedule of Operating Lease Liability Maturities. The following table summarizes undiscounted cash flows owed by the Company to lessors pursuant to contractual agreements in effect as of December 31, 2019 and related imputed interest. The majority of the Company's lease agreements have multiple renewal periods at the Company's option; however, because none of the renewal periods are reasonably assured to be exercised, the associated operating lease payments have not been included in the table below.

December 31, 2019
(Thousands)
2020	$14,675
2021	12,334
2022	10,086
2023	7,747
2024	5,978
Thereafter	30,663
Total	81,483
Less: imputed interest	16,828
Present value of operating lease liability	$64,655

6.    Financial Information by Business Segment
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

	Years Ended December 31,
	2019	2018	2017
	(Thousands)
Revenues from customers:
Gathering	$1,159,931	$997,070	$509,967
Transmission	390,520	386,801	371,986
Water	79,791	111,227	13,605
Total operating revenues	$1,630,242	$1,495,098	$895,558
Operating (loss) income:
Gathering (a)	$(88,850)	$423,407	$369,093
Transmission	277,731	265,579	247,467
Water	15,305	37,667	4,145
Other (b)	(128,186)	(83,569)	(77,655)
Total operating (loss) income	$76,000	$643,084	$543,050

Reconciliation of operating income to net income:
Equity income (c)	$163,279	$61,778	$22,171
Other income	2,661	5,011	4,439
Net interest expense	256,195	115,454	34,801
Income tax expense	50,704	83,142	212,402
Net income	$(64,959)	$511,277	$322,457

(a)
Impairments of long-lived assets of $854.3 million and $261.9 million for the years ended December 31, 2019 and 2018, respectively, were included in Gathering operating income. See Note 3 for further information.

(b)	Other operating loss includes separation and other transaction costs and other operating expenses incurred by the Company separate from and in addition to similar costs incurred by EQM.

(c)	Equity income is included in the Transmission segment.

	December 31,
	2019	2018	2017
	(Thousands)
Segment assets:
Gathering	$7,572,911	$6,011,654	$5,656,094
Transmission (a)	3,903,707	3,066,659	1,947,566
Water	202,440	237,602	208,273
Total operating segments	11,679,058	9,315,915	7,811,933
Headquarters, including cash	362,651	1,207,920	516,863
Total assets	$12,041,709	$10,523,835	$8,328,796

(a)	The equity investment in the MVP Joint Venture is included in the Transmission segment.

	Years Ended December 31,
	2019	2018	2017
	(Thousands)
Depreciation:
Gathering	$144,310	$98,678	$44,957
Transmission	51,935	49,723	58,689
Water	26,915	23,513	3,515
Other (a)	4,204	3,907	(10,487)
Total	$227,364	$175,821	$96,674
Expenditures for segment assets:
Gathering (b)	$834,712	$717,251	$254,522
Transmission (c)	59,313	114,450	111,102
Water	37,457	23,537	6,233
Other	9,779	29,336	—
Total (d)	$941,261	$884,574	$371,857

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

(b)	Includes approximately $25.9 million of capital expenditures related to noncontrolling interests in Eureka Midstream for the year ended December 31, 2019.

(c)
Transmission capital expenditures do not include capital contributions made to the MVP Joint Venture for the MVP and MVP Southgate projects of approximately $774.6 million, $913.2 million and $159.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

(d)
The Company accrues capital expenditures when the capital work has been completed but the associated bills have not been paid. Accrued capital expenditures are excluded from the statements of consolidated cash flows until they are paid. Accrued capital expenditures were approximately $92.0 million, $109.3 million, $90.7 million and $26.7 million at December 31, 2019, 2018, 2017 and 2016, respectively. At the Rice Merger Date, the Company assumed $72.3 million of Rice Midstream Holdings accrued capital expenditures. On April 10, 2019, as a result of the Bolt-on Acquisition, EQM assumed $8.8 million of Eureka Midstream accrued capital expenditures.

7.	Investments in Consolidated, Non-Wholly-Owned Entities
Investment in EQGP
RMP IDR Transaction. On May 22, 2018, pursuant to an IDR purchase and sale agreement dated April 25, 2018, by and among EQT, RMGP and EQGP, EQGP acquired from RMGP all of the issued and outstanding IDRs in RMP in exchange for 36,293,766 common units representing limited partner interests in EQGP (EQGP common units) (the RMP IDR Transaction).

EQGP Unit Purchases. On November 29, 2018, the Company entered into written agreements (the Unit Purchase Agreements) with (i) funds managed by Neuberger Berman Investment Adviser LP, pursuant to which the Company acquired 5,842,704 EQGP common units for $20.00 per EQGP common unit (the Purchase Price), (ii) funds managed by Goldman Sachs Asset Management, L.P., pursuant to which the Company acquired 1,865,020 EQGP common units for the Purchase Price, (iii) funds managed by Cushing Asset Management, LP, pursuant to which the Company acquired 920,130 EQGP common units for the Purchase Price, (iv) funds managed by Kayne Anderson Capital Advisors, L.P., pursuant to which the Company acquired 1,363,974 EQGP common units for the Purchase Price, and (v) ZP Energy Fund, L.P., pursuant to which the Company acquired 5,372,593 EQGP units for the Purchase Price (collectively, the EQGP Unit Purchases).
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
EQGP Limited Call Right. Following the Initial Unit Purchase Closing, on December 31, 2018, the Company exercised a limited call right (the Limited Call Right and, together with the EQGP Unit Purchases, the EQGP Buyout) provided for in EQGP's partnership agreement, dated as of October 12, 2018, pursuant to which the Company purchased all outstanding EQGP common units (other than those owned by the Company and its affiliates) at the Purchase Price. On January 10, 2019, the Company completed its exercise of the Limited Call Right by closing on the acquisition on the remaining 11,097,287 outstanding EQGP common units not owned by the Company or its affiliates for an aggregate purchase price of $221.9 million, and EQGP became an indirect, wholly-owned subsidiary of the Company.
In connection with the completion of the EQGP Buyout on January 10, 2019, certain non-employee members of the Board of Directors of EQGP's general partner stepped down from their roles and were paid the Purchase Price for each EQGP phantom unit that they held, which was, in the aggregate, 29,829 EQGP phantom units, including accrued distributions.
Omnibus Agreement and EQGP Working Capital Facility. On January 10, 2019, EQGP's omnibus agreement with Equitrans Midstream and the EQGP Working Capital Facility (defined in Note 9) were terminated. In connection with the termination of the EQGP Working Capital Facility, the Company agreed that all loans and other amounts outstanding and all other obligations of EQGP to the Company under the EQGP Working Capital Facility were deemed forgiven, satisfied, discharged and paid in full.
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
EQM IDR Transaction. After giving effect to the EQM IDR Transaction, including the issuance of Class B units, Equitrans Gathering Holdings, LLC (Equitrans Gathering Holdings), EQM GP Corporation (EQM GP Corp) and Equitrans Midstream Holdings, LLC (EMH), each a wholly-owned subsidiary of Equitrans Midstream, held 89,505,616, 89,536 and 27,650,303 EQM common units, respectively, and 6,153,907, 6,155 and 839,938 EQM Class B units, respectively. As of December 31, 2019, the Company owned, directly or indirectly, 117,245,455 EQM common units and 7,000,000 Class B units (which collectively represented a 59.9% limited partner interest in EQM, excluding the Series A Preferred Units) and the entire non-economic general partner interest in EQM, while the public owned a 40.1% limited partner interest in EQM (excluding the Series A Preferred Units).

During the first quarter of 2019, as a result of the EQM IDR Transaction, the Company recorded, in the aggregate, a $991.1 million increase of common stock, no par value, a decrease in noncontrolling interest of $1.3 billion and a decrease in deferred tax asset of $346.5 million.

EQM Series A Preferred Units. On March 13, 2019, EQM entered into a Convertible Preferred Unit Purchase Agreement (inclusive of certain Joinder Agreements entered into on March 18, 2019, the Preferred Unit Purchase Agreement) with certain investors to issue and sell in a private placement (the Private Placement) an aggregate of 24,605,291 Series A Perpetual Convertible Preferred Units (Series A Preferred Units) representing limited partner interests in EQM for a cash purchase price of $48.77 per Series A Preferred Unit, resulting in total gross proceeds of approximately $1.2 billion. The net proceeds from the Private Placement were used in part to fund the purchase price in the Bolt-on Acquisition and to pay certain fees and expenses related to the Bolt-on Acquisition, and the remainder was used for general partnership purposes. The Private Placement closed concurrently with the closing of the Bolt-on Acquisition on April 10, 2019. See Note 2.

EQM Cash Distribution. On January 15, 2020, the Board of Directors of the EQM General Partner (the EQM Board) declared a cash distribution to EQM's unitholders for the fourth quarter of 2019 of $1.16 per EQM common unit. The cash distribution was paid on February 13, 2020 to EQM's common unitholders of record at the close of business on February 4, 2020. Cash distributions paid by EQM to the Company were approximately $136.0 million with respect to the Company's limited partner interest in EQM.

In addition, on January 15, 2020, the EQM Board declared a quarterly cash distribution on the Series A Preferred Units for the fourth quarter of 2019 of $1.0364 per Series A Preferred Unit. The cash distribution was paid on February 13, 2020 to holders of Series A Preferred Units of record at the close of business on February 4, 2020.

EQM Merger. See Note 18 for a description of the EQM Merger.
Net Changes in Ownership of EQGP and EQM
As a result of equity transactions relating to EQGP and EQM, the Company is required to adjust noncontrolling interest and parent net investment. During the year ended December 31, 2019, as a result of the EQM IDR Transaction, the Company recorded, in the aggregate, a $997.2 million increase of common stock, no par value, a decrease in noncontrolling interest of $1.3 billion and a decrease in deferred tax asset of $340.4 million.
The following table summarizes the net changes in the Company's parent net investment from changes in the Company's ownership interests in EQGP and EQM for the year ended December 31, 2018.

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
Shared Assets Transaction
On March 31, 2019, EQM entered into an Assignment and Bill of Sale (the Assignment and Bill of Sale) with the Company pursuant to which EQM acquired from the Company certain assets and assumed certain leases that primarily support EQM's operations for an aggregate cash purchase price of $49.7 million (the initial purchase price), which reflected the net book value of in-service assets and expenditures made for assets not yet in-service (collectively, and inclusive of the additional assets subsequently acquired as described in the following sentences, the Shared Assets Transaction). Further, pursuant to the

Assignment and Bill of Sale, EQM acquired, effective on the first day of the second quarter of 2019, certain additional assets from the Company for $8.9 million in cash consideration, reflecting the net book value of in-service assets and expenditures made in respect of assets not yet in-service as of June 30, 2019, which subsequent purchase price was subject to certain adjustments. Additionally, pursuant to the Assignment and Bill of Sale, EQM acquired, effective on the first day of the third quarter of 2019, an additional asset from the Company for a de minimis dollar amount reflecting the net book value of such asset as of September 30, 2019. The initial and subsequent purchase prices were funded utilizing the EQM Credit Facility (defined in Note 11). Prior to the Shared Assets Transaction, EQM made quarterly payments to the Company based on fees allocated from the Company for use of in-service assets transferred to EQM in the Shared Assets Transaction. In connection with the entry into the Assignment and Bill of Sale, the omnibus agreement (ETRN Omnibus Agreement) among the Company, EQM and the EQM General Partner (as successor to the former EQM general partner) was amended and restated in order to, among other things, govern the Company’s use, and payment for such use, of the acquired assets following their conveyance to EQM and provide for reimbursement of EQM by the Company for expenses incurred by EQM in connection with such use.
8.    Investments in Unconsolidated Entity
The MVP Joint Venture is constructing the Mountain Valley Pipeline (MVP), an estimated 300-mile natural gas interstate pipeline that will span from northern West Virginia to southern Virginia. EQM will operate the MVP and owned a 45.5% interest in the MVP project as of December 31, 2019. On November 4, 2019, Consolidated Edison, Inc. (Con Edison) exercised an option to cap its investment in the MVP project at approximately $530 million (excluding AFUDC). EQM and NextEra Energy, Inc. are obligated, and RGC Resources, Inc., another member of the MVP Joint Venture owning an interest in the MVP project, has opted to fund the shortfall in Con Edison's capital contributions, on a pro rata basis. As a result, EQM expects to fund an additional $86 million (excluding AFUDC) in capital contributions to the MVP Joint Venture. EQM's equity ownership in the MVP Joint Venture will progressively increase from 45.5% to approximately 47.0%. The MVP Joint Venture is a variable interest entity because it has insufficient equity to finance its activities during the construction stage of the project. The Company, through EQM, is not the primary beneficiary of the MVP Joint Venture because the Company does not have the power to direct the activities that most significantly affect the MVP Joint Venture's economic performance. Certain business decisions, such as decisions to make distributions of cash, require a greater than 66 2/3% ownership interest approval, and no one member owns more than a 66 2/3% interest.
In April 2018, the MVP Joint Venture announced the MVP Southgate project, a proposed 75-mile interstate pipeline that will extend from the MVP at Pittsylvania County, Virginia to new delivery points in Rockingham and Alamance Counties, North Carolina. EQM will operate the MVP Southgate pipeline and owned a 47.2% interest in the MVP Southgate project as of December 31, 2019.
In November 2019, the MVP Joint Venture issued a capital call notice for the funding of the MVP project to MVP Holdco, LLC (MVP Holdco), a direct, wholly-owned subsidiary of EQM, for $45.2 million, of which $7.5 million was paid in January 2020 and $37.7 million is expected to be paid in March 2020. The capital contributions payable and the corresponding increase to the investment balance are reflected on the consolidated balance sheet as of December 31, 2019.
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
Equity income, which is primarily related to EQM's pro rata share of the MVP Joint Venture's AFUDC on the construction of the MVP, is reported in equity income in the Company's statements of consolidated comprehensive income.
Pursuant to the MVP Joint Venture's limited liability company agreement, MVP Holdco is obligated to provide performance assurances, which may take the form of a guarantee from EQM (provided that EQM's debt is rated as investment grade in accordance with the requirements of the MVP Joint Venture's limited liability company agreement), a letter of credit or cash collateral, in favor of the MVP Joint Venture to provide assurance as to the funding of MVP Holdco's proportionate share of the construction budget for the MVP project. In January 2019, EQM issued a performance guarantee in an amount equal to 33% of EQM's proportionate share of the then-remaining construction budget for the MVP project, which was approximately $261 million at the time of issuance. In July and October 2019, EQM issued replacement performance guarantees in amounts equal to approximately $249 million and $256 million, respectively, based on the then-current construction budget for the MVP project. As of December 31, 2019, EQM's performance guarantee was approximately $223 million, adjusted for capital contributions made by EQM during the fourth quarter of 2019.
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
As a result of EQM’s credit rating downgrades in the first quarter of 2020, EQM was obligated to deliver additional credit support to the MVP Joint Venture, which included letters of credit in the amounts of approximately $220.2 million and $14.2 million with respect to the MVP project and MVP Southgate project. In connection with delivering such letters of credit as replacement performance assurances, the performance guarantees associated with the MVP and MVP Southgate projects were terminated.
As of December 31, 2019, EQM's maximum financial statement exposure related to the MVP Joint Venture was approximately $2,516 million, which consisted of the investment in unconsolidated entity balance on the consolidated balance sheet as of December 31, 2019, net of capital contributions payable, and amounts that could have become due under EQM's performance guarantees as of that date.
The following tables summarize the audited condensed consolidated financial statements of the MVP Joint Venture in relation to the MVP project.
Consolidated Balance Sheets

	December 31,
	2019	2018
	(Thousands)
Current assets	$102,638	$615,927
Noncurrent assets	4,951,521	3,202,505
Total assets	$5,054,159	$3,818,432

Current liabilities	$223,645	$606,366
Equity	4,830,514	3,212,066
Total liabilities and equity	$5,054,159	$3,818,432
Statements of Consolidated Operations

	Years Ended December 31,
	2019	2018	2017
	(Thousands)
Environmental remediation	$(2,416)	$—	$—
Other income	6,243	5,762	528
AFUDC – equity	245,890	90,791	32,054
Net interest income	105,382	38,911	16,146
Net income	$355,099	$135,464	$48,728

EQM's ownership interest in the MVP Joint Venture related to the MVP project is significant as defined by the SEC’s Regulation S-X Rule 1-02(w). Accordingly, as required by Regulation S-X Rule 3-09, the Company has included audited financial statements of the MVP Joint Venture, with respect to the MVP project, as of December 31, 2019 and for each of the three years in the period ended December 31, 2019 as Exhibit 99.1 to this Annual Report on Form 10-K.

9.	Related Party Transactions
Related Party Transactions with EQT
As of December 31, 2019, EQT remained a related party due to its continued ownership of the Retained Interest following the Separation. In the ordinary course of business, the Company, through EQM, engaged, and continues to engage, as applicable, in transactions with EQT and its affiliates, including, but not limited to, gathering agreements, transportation service and precedent agreements, storage agreements and water services agreements.

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
EQGP Working Capital Facility with EQT. See Note 11.
EQM 364-Day Facility. See Note 11.
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
Shareholder and Registration Rights Agreement. On November 12, 2018, in connection with the Separation and Distribution, the Company entered into a shareholder and registration rights agreement (the Registration Rights Agreement) with EQT, pursuant to which the Company agreed that, upon the request of EQT, the Company would use commercially reasonable efforts to effect the registration of the shares comprising the Retained Interest, and EQT agreed to vote any shares comprising the Retained Interest in proportion to the votes cast by the Company's other shareholders. EQT granted the Company a proxy to vote its shares comprising the Retained Interest in such proportion. The Registration Rights Agreement also includes provisions to facilitate the transferability of the Retained Interest.
Related Party Transactions with EQGP and EQM
ETRN EQM Omnibus Agreements. Pursuant to an omnibus agreement with EQM and the EQM General Partner (as successor to the former EQM general partner) and the Company (the ETRN Omnibus Agreement), the Company performs centralized corporate, general and administrative services for EQM. In exchange, EQM reimburses the Company for the expenses incurred by the Company in providing these services. In connection with the entry into the Assignment and Bill of Sale, the ETRN Omnibus Agreement was amended and restated, to, among other things, govern the Company's use, and payment for such use, of the acquired assets following their conveyance to EQM.
ETRN EQGP Omnibus Agreement. For the period from November 13, 2018 through January 10, 2019, EQGP reimbursed the Company for certain expenses related to corporate and general and administrative services provided by the Company pursuant to an omnibus agreement between EQGP and the Company. The omnibus agreement between EQGP and the Company was terminated on January 10, 2019 in connection with the EQGP Buyout. See Note 7.
Secondment Agreement. Pursuant to a secondment agreement, employees of the Company and its affiliates may be seconded to EQM to provide operating and other services with respect to EQM's business under the direction, supervision and control of EQM. EQM reimburses the Company and its affiliates for the services provided by the seconded employees. The expenses for which EQM reimburses the Company and its affiliates may not necessarily reflect the actual expenses that EQM would incur on a stand-alone basis. EQM is unable to estimate what those expenses would be on a stand-alone basis.
EQGP Working Capital Facility. On November 13, 2018, Equitrans Midstream entered into a working capital loan agreement with EQGP (the EQGP Working Capital Facility), through which the Company agreed to make interest-bearing loans available in an aggregate principal amount not to exceed $20 million outstanding at any one time. As of December 31, 2018, EQGP had approximately $1 million of borrowings outstanding under the EQGP Working Capital Facility, all of which was forgiven in connection with the termination of the EQGP Working Capital Facility. See Note 7. During the period from November 13, 2018 through December 31, 2018, the maximum outstanding borrowing was $3.3 million, the average daily balance was approximately $0.9 million and the weighted average annual interest rate was 4.1%. The EQGP Working Capital Facility was terminated on January 10, 2019.
Summary of Related Party Transactions
The following table summarizes the Company's related party transactions.

	Years Ended December 31,
	2019	2018	2017
	(Thousands)
Operating revenues	$1,122,626	$1,111,289	$665,939
Operating and maintenance expense (a)	—	49,778	40,601
Selling, general and administrative expense (a)	—	85,081	75,610
Separation and other transaction costs (a)(b)	(1,440)	53,272	85,124
Equity income (c)	163,279	61,778	22,171
Interest income from the Preferred Interest	6,324	6,578	6,818
Net interest expense (b)	—	—	(2,120)
Net (payments on) proceeds from EQGP's working capital loan with EQT	—	(168)	84
Capital contributions to the MVP Joint Venture (c)	(774,593)	(913,195)	(159,550)
Principal payments received on the Preferred Interest	4,661	4,406	4,166
Net distributions to EQT	(93,666)	(701,901)	(893,682)

(a)	Reimbursements to EQT may not necessarily reflect the actual expenses that the Company would have incurred on a standalone basis.

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

For the year ended December 31, 2018, separation and other transaction costs also included charges related to the Drop-Down Transaction, the EQM-RMP Mergers and the Separation from EQT of $39.6 million. The basis for allocated separation costs was 50% of such costs incurred by EQT.

(c)	Associated with EQM's ownership in the MVP Joint Venture. See Note 8 for further detail.
The following table summarizes the Company's related party receivables and payables.

	December 31,
	2019	2018
	(Thousands)
Accounts receivable – related parties	$175,153	$175,869
Investment in unconsolidated entity	2,324,108	1,510,289
Preferred Interest	110,059	114,720
Accounts payable – related parties	—	34,071
Capital contribution payable to the MVP Joint Venture	45,150	169,202

See also Note 18.

10.	Share-based Compensation Plans
The Company maintains employee stock-based compensation plans for stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other equity or cash-based awards as governed by the Equitrans Midstream Corporation 2018 Long-Term Incentive Plan (the 2018 Plan), which was effective as of November 12, 2018. The 2018 Plan's term is through the 2028 shareholders' meeting and the maximum number of shares of common stock that may be issued and as to which awards may be granted under the 2018 Plan is 35,000,000 shares.
In accordance with the Employee Matters Agreement, previously outstanding share-based compensation awards granted under EQT's equity compensation programs prior to the Separation and held by certain executives and employees of the Company and EQT were adjusted to reflect the impact of the Separation on these awards. To preserve the aggregate intrinsic value of EQT awards held prior to the Separation, as measured immediately before and immediately after the Separation (excluding EQT option awards which were converted in accordance with the conversion provisions set forth in the Employee Matters Agreement), each holder of EQT share-based compensation awards generally received an adjusted award consisting of both a share-based compensation award denominated in EQT equity and a share-based compensation award denominated in Company equity. These awards were adjusted in accordance with the basket method, resulting in participants retaining one unit of the existing EQT incentive award while receiving an additional 0.8 units of a Company-based award and include awards that will be share-settled and awards expected to be satisfied in cash, which are treated as liability awards. In connection with the Separation, the Company assumed certain obligations related to the EQT share-based compensation awards outstanding. Subject to certain exceptions, the terms of the underlying long-term incentive programs remain unchanged and are tied to EQT performance metrics and employees' vesting for all awards requires continuous service to their post-Separation employer through the vesting date of the respective awards.
The share-based compensation awards that were adjusted and assumed by the Company in connection with the Separation consist primarily of the following programs: Incentive Performance Share Unit Programs, Value Driver Performance Share Unit Award Programs, Restricted Stock, Restricted Stock Unit awards, deferred share equivalents and Non-Qualified Stock Option awards.
Non-employee members of the Company and the EQM Board receive phantom units in connection with their board service payable in the applicable entity's common equity upon the director's termination of services from the applicable board of directors.
The Company recognizes share-based compensation expense related to unvested awards held by its employees, no matter which entity settles the obligation. In accordance with the Employee Matters Agreement, the Company is obligated to settle all outstanding share-based compensation awards denominated in the Company's equity, at the vesting date regardless of whether the holders are employees of the Company or EQT on the vesting date. Likewise, EQT is obligated to settle all of its outstanding share-based compensation awards denominated in its equity at the vesting date, regardless of whether the holders are employees of the Company or EQT on the vesting date. Changes in performance and the number of outstanding awards can impact the ultimate amount of these obligations. Share-based awards to be settled in Equitrans Midstream common stock upon settlement will be funded by shares acquired by the Company in the open market or from any other person, stock issued directly by the Company or any combination of the foregoing. Share counts for share-based compensation discussed herein represent outstanding shares to be remitted by the Company to its employees and employees of EQT pursuant to the Employee Matters Agreement.
The following table summarizes the components of share-based compensation expense for the years ended December 31, 2019 and 2018.

	Years Ended December 31,
	2019	2018
	(Thousands)
2016 Incentive PSU Program	$—	$956
2017 Incentive PSU Program	(893)	1,642
2018 Incentive PSU Program	(360)	906
2019 Equitrans Midstream PSU Program	—	—
2017 EQT Value Driver Performance Share Unit Award Program	—	255
2018 EQT Value Driver Performance Share Unit Award Program	637	2,890
Restricted stock awards	5,197	1,048
Other programs, including non-employee director awards	1,833	2,879
Total share-based compensation expense	$6,414	$10,576

The Company capitalizes compensation cost for its share-based compensation awards based on an employee's job function. Capitalized compensation costs were not material for any of the periods presented.
Incentive Performance Share Unit Programs – Equity & Liability
Portions of the following Incentive Performance Share Unit Programs were assumed by the Company at the Separation Date:

•	the 2016 EQT Incentive Performance Share Unit Program (2016 Incentive PSU Program);

•	the 2017 EQT Incentive Performance Share Unit Program (2017 Incentive PSU Program); and

•	the 2018 EQT Incentive Performance Share Unit Program (2018 Incentive PSU Program).
In 2019, the Management Development and Compensation Committee of the Company's Board of Directors (the Compensation Committee) adopted the Equitrans Midstream Corporation 2019 Performance Share Unit Program (the 2019 Equitrans Midstream PSU Program).
The 2016 Incentive PSU Program, 2017 Incentive PSU Program, the 2018 Incentive PSU Program (collectively, the EQT Incentive PSU Programs) and the 2019 Equitrans Midstream PSU Program, are referred to herein as the Incentive PSU Programs. The Incentive PSU Programs will vest in both equity and liability awards.
The EQT Incentive PSU Programs were established by EQT to provide long-term incentive opportunities to key employees to further align their interests with those of EQT's shareholders and with the strategic objectives of EQT. The Company established the 2019 Equitrans Midstream PSU Program to provide long-term incentive opportunities to key employees to further align their interests with those of the Company's shareholders and with the strategic objectives of the Company. The performance period for each of the awards under the Incentive PSU Programs is 36 months, with vesting occurring upon payment following the expiration of the performance period.
The EQT Incentive PSU Program awards granted in 2016 and 2017 are earned based on the following:

•	the level of EQT total shareholder return relative to a predefined peer group; and

•	the cumulative EQT total sales volume growth, in each case, over the performance period.

Effective as of the Separation and pursuant to the Employee Matters Agreement, the 2018 Incentive PSU Program awards were modified such that 1/3 (2018T1) of the award will be earned based on the following:

•	the level of EQT total shareholder return relative to a predefined peer group;

•	the level of EQT operating and development cost improvement; and

•	EQT return on capital employed.
Of the remaining 2/3 (2018T2) of the 2018 Incentive PSU Program awards, the EQT component of the award will be earned based on the following:

•	the level of EQT total shareholder return relative to a predefined peer group;

•	the level of EQT operating and development cost improvements; and

•	EQT return on capital employed.
The Company component of the remaining 2/3 of the award will be earned based on the following:

•	the level of Equitrans Midstream total shareholder return relative to a predefined peer group; and

•	the cumulative Equitrans Midstream total shareholder return.
The 2019 Equitrans Midstream PSU Program awards granted in 2019 are earned based on the following:

•	the level of Equitrans Midstream total shareholder return relative to a predefined peer group: and

•	the cumulative Equitrans Midstream total shareholder return.
The payout factor for (i) the EQT Incentive PSU Programs varies between zero and 300% of the number of outstanding units and (ii) the 2019 Equitrans Midstream PSU Program varies between zero and 200% of the number of outstanding units, each contingent on the applicable performance metrics. The Company recorded the 2016 Incentive PSU Program and portions of the 2017 Incentive PSU Program, the 2018 Incentive PSU Program and the 2019 Equitrans Midstream PSU Program to be settled in stock as equity awards using a grant date fair value determined through a Monte Carlo simulation, which projects the common stock price for EQT or the Company, as applicable, and their peers at the ending point of the performance period. The 2017 Incentive PSU Program, 2018 Incentive PSU Program and the 2019 Equitrans Midstream PSU Program also included awards to be settled in cash and, therefore, were recorded at fair value as of the measurement date determined through a Monte Carlo simulation, which projects the common stock price for EQT or the Company, as applicable, and their peers at the ending point of the performance period. The expected share prices were generated using each company's annual volatility for the expected term and the commensurate three-year or two-year risk-free rates (each shown in the chart below) for equity awards and liability awards, respectively. As the Incentive PSU Programs include a performance condition that affects the number of shares that will ultimately vest, the Company reevaluates the probability that the performance condition will be achieved at the end of each reporting period and applies the payout multiplier to the grant date fair value or measurement date fair value to record expense, as applicable. The vesting of the units under each Incentive PSU Program occurs upon payment following the expiration of the performance period, subject to continued service through such date.
The following table provides detailed information on each award:

Incentive PSU Program	Settled In	Accounting Treatment	Fair Value (a)	Risk Free Rate	Vested/ Payment Date	Awards Paid	Value (Millions)	Unvested/ Expected Payment Date	Awards Outstanding as of December 31, 2019 (b)
2016	Stock	Equity	$109.30	1.31%	February 2019	569,290	$62.2	N/A	N/A
2017	Stock	Equity	$120.60	1.47%	N/A	N/A	N/A	First Quarter of 2020	35,728
2017	Cash	Liability	$13.36	N/A	N/A	N/A	N/A	First Quarter of 2020	77,623
2018	Stock	Equity	$76.53	1.97%	N/A	N/A	N/A	First Quarter of 2021	85,872
2018T1	Cash	Liability	$9.71	1.58%	N/A	N/A	N/A	First Quarter of 2021	30,324
2018T2	Cash	Liability	$5.32	1.58%	N/A	N/A	N/A	First Quarter of 2021	60,647
2019	Stock	Equity	$15.03	2.54%	N/A	N/A	N/A	First Quarter of 2022	505,609
2019	Cash	Liability	$3.67	1.63%	N/A	N/A	N/A	First Quarter of 2022	225,416

(a)
Grant date fair value was determined using a Monte Carlo simulation for equity awards. Fair value was determined using a Monte Carlo simulation as of the measurement date for liability awards. For unvested Incentive PSU Programs, the grant date fair value for equity awards and the measurement date fair value for liability awards is as of December 31, 2019. The Company recorded compensation expense as of December 31, 2019 using the grant date fair value for equity awards and the measurement date fair value for liability awards, each computed for the outcome that management estimates to be most probable.

(b)	Represents the number of outstanding units as of December 31, 2019, adjusted for forfeitures to be settled in stock or cash.
As of December 31, 2019, $0.3 million of unrecognized compensation cost (assuming no changes to the performance condition achievement level) related to the 2018 Incentive PSU Program – Liability was expected to be recognized over the remainder of the performance periods. As of December 31, 2019, there was no unrecognized compensation costs (assuming no changes to the performance condition achievement level) for the 2018 Incentive PSU Program – Equity, the 2019 Equitrans Midstream PSU Program – Equity and the 2019 Equitrans Midstream PSU Program – Liability plans.
Fair value is estimated using a Monte Carlo simulation valuation method with the following weighted average assumptions:

	For Incentive PSU Programs Issued During the Years Ended December 31,
	2019		2018		2017
Accounting Treatment	Liability (a)	Equity	Liability (a)	Equity	Equity
Risk-free rate	1.63%	2.54%	1.58%	1.97%	1.47%
Dividend yield (b)	N/A	N/A	N/A	N/A	N/A
Volatility factor	27.0%	30.0%	36.1%	32.6%	32.3%
Expected term	2 Years	3 Years	1 Year	3 Years	3 Years

(a)	Information shown for the valuation of the liability plan is as of the measurement date.

(b)	With respect to the EQT Incentive PSU Programs, dividends paid from the beginning of the performance period will be cumulatively added as additional shares of common stock.
Value Driver Performance Share Unit Award Programs
The 2017 EQT Value Driver Performance Share Unit Award Program (the 2017 EQT VDA) and the 2018 EQT Value Driver Performance Share Unit Award Program (the 2018 EQT VDA, and together with the 2017 EQT VDA the EQT VDAs) were established by EQT to align the interests of key employees with those of EQT's shareholders and with the strategic objectives of EQT. Under the EQT VDAs, 50% of the awards confirmed vest upon payment following the first anniversary of the grant date and the remaining 50% of the awards confirmed vest upon payment following the second anniversary of the grant date subject to continued service through such date. Due to the graded vesting of each award under the EQT VDAs, the Company recognized compensation cost over the requisite service period for each separately vesting tranche of the award as though each award was, in substance, multiple awards. The payments are contingent upon EQT's adjusted earnings before interest, income taxes, depreciation and amortization performance as compared to EQT's annual business plan and individual, business unit and Company value driver performance over the respective one-year periods.
The following table provides detailed information on each award:

EQT VDPSU Program	Settled In	Accounting Treatment	Fair Value per Unit (a)	Vested/ Payment Date	Cash Paid (Millions)	Unvested/ Expected Payment Date	Awards Outstanding (Including Accrued Dividends) as of December 31, 2019 (b)
2017	Cash	Liability	$20.02	February 2019	$3.3	N/A	N/A
2018	Cash	Liability	$20.02	February 2019	$4.1	N/A	N/A
	Cash	Liability	$13.36	N/A	N/A	Second Tranche First Quarter of 2020	169,503

(a)	The fair value per unit is based on the Company's common stock price on the measurement date.

(b)	Represents the number of outstanding units as of December 31, 2019 adjusted for forfeitures.

Restricted Stock Awards – Equity

The Company granted 344,796 restricted stock equity awards during the year ended December 31, 2019 to key employees of the Company. In connection with the Separation, from EQT, the Company assumed 157,000 restricted stock equity awards as of December 31, 2018 for employees of Equitrans Midstream and EQT. Adjusting for vesting and forfeitures, there were 397,117 awards outstanding as of December 31, 2019. The restricted stock granted will be fully vested at the end of the three-year period commencing with the date of grant (January 1, 2019 for the restricted stock awards granted during the year ended December 31, 2019), assuming continued service through such date.
As of December 31, 2019, $5.6 million of unrecognized compensation cost related to non-vested restricted stock equity awards was expected to be recognized over a remaining weighted average vesting term of approximately 1.84 years.
A summary of restricted stock equity award activity as of December 31, 2019 and changes during the year then ended is presented below.

	Non-vested Shares (a)	Weighted Average Fair Value	Aggregate Fair Value
Outstanding at January 1, 2019	147,372	$59.71	$8,799,885
Granted	344,796	17.78	6,132,036
Vested	(83,571)	57.10	(4,771,492)
Forfeited	(11,480)	33.21	(381,211)
Outstanding at December 31, 2019	397,117	$24.63	$9,779,218

(a)	Non-vested shares outstanding at December 31, 2019 will be settled by the Company once vested, assuming continued service through such date.
Restricted Stock Unit Awards – Liability
The Company granted 271,233 restricted stock liability awards during the year ended December 31, 2019 to key employees of the Company. In connection with the Separation, from EQT, the Company assumed 513,413 restricted stock unit liability awards as of December 31, 2018 for employees of Equitrans Midstream and EQT that will be paid in cash. Adjusting for vesting and forfeitures, there were 565,597 awards outstanding as of December 31, 2019. Because these awards are liability awards, the Company records compensation expense based on the fair value of the awards as remeasured at the end of each reporting period. The restricted stock units granted will be fully vested at the end of the three-year period commencing with the date of grant (January 1, 2019 for the restricted stock awards granted during the year ended December 31, 2019), assuming continued service through such date. The total liability recorded for these restricted units was $4.2 million and $4.5 million as of December 31, 2019 and 2018, respectively.

Non-Qualified Stock Options
In connection with the Separation, the Company assumed stock options related to EQT share-based compensation awards. The fair value of the Company's stock option grants was estimated at the dates of grant using a Black-Scholes option-pricing model. Risk-free rates for periods within the contractual life of the option are based on the U.S. Treasury yield curve in effect at the date of grant. Dividend yields are based on the dividend yield of EQT's common stock at the time of grant. Expected volatilities are based on historical volatility of EQT's common stock. Expected term represents the period that options granted are expected to be outstanding based on historical option exercise experience. Stock options outstanding and exercisable as of December 31, 2019 were 464,876 and 457,910, respectively. The weighted average exercise price of stock options outstanding and exercisable as of December 31, 2019 was $38.55 and $38.60, respectively. There was no stock option activity during 2019. As of December 31, 2019, there were no unrecognized compensation costs related to outstanding non-vested stock options.
Phantom Units
The Company and the EQM General Partner grant phantom unit awards to certain non-employee directors that serve on their respective boards. Phantom units vest upon grant and the value of the phantom units will be paid in the applicable security upon the director's termination of service on the applicable board. Phantom units are accounted for as equity awards; as such, the Company recognizes the fair value of the awards on the grant date as share-based compensation expense upon grant. Prior to the completion of the EQGP Buyout, the EQGP general partner granted phantom unit awards (EQGP Phantom Units) to certain non-employee directors of the EQGP general partner. Prior to the EQM-RMP Mergers, the RMP General Partner granted phantom unit awards (RMP Phantom Units) to certain non-employee directors of the RMP General Partner. The RMP phantom units would cliff vest at the end of the requisite service period of approximately one year, and the value of the RMP phantom units were paid in RMP common units upon vesting.
A total of 200,768 Equitrans Midstream and 26,700 EQM non-employee director share-based awards including accrued dividends were outstanding as of December 31, 2019.
A summary of phantom units activity for the years ended December 31, 2019, 2018 and 2017 is presented below.

	Years Ended December 31,
	2019			2018			2017
	Grants	Weighted Average Fair Value	Compensation Costs (Millions)	Grants	Weighted Average Fair Value	Compensation Costs (Millions)	Grants	Weighted Average Fair Value	Compensation Costs (Millions)
Equitrans Midstream Phantom Units	45,000	$20.02	$0.9	41,880	$21.51	$0.9	—	$—	$—
EQGP Phantom Units (a)	8,500	$20.00	$0.2	10,560	$26.28	$0.3	8,940	$25.21	$0.3
EQM Phantom Units	5,910	$43.25	$0.3	5,100	$68.66	$0.4	2,940	$76.68	$0.2
RMP Phantom Units (b)	—	$—	$—	—	$—	$0.9	—	$—	$—

(a)	In connection with the completion of the EQGP Buyout, the non-employee directors of the EQGP general partner were paid the Purchase Price for each EQGP phantom unit that they held. See Note 7.

(b)
On July 23, 2018, in connection with the EQM-RMP Mergers, the 36,220 outstanding RMP phantom units fully vested and converted into 12,024 EQM common units based on the exchange ratio of 0.3319, less applicable tax withholding.

11.	Debt
The following table presents the Company's and its consolidated subsidiaries' outstanding debt as of December 31, 2019 and 2018.

	December 31, 2019			December 31, 2018
	Principal	Carrying Value(a)	Fair Value(b)	Principal	Carrying Value(a)	Fair Value(b)
	(Thousands)
Equitrans Midstream Credit Facility	$—	$—	$—	$16,500	$16,500	$16,500
EQM Credit Facility	610,000	610,000	610,000	625,000	625,000	625,000
Eureka Credit Facility	292,500	292,500	292,500	—	—	—
Total credit facility borrowings	$902,500	$902,500	$902,500	$641,500	$641,500	$641,500

ETRN Term Loan Credit Agreement	$600,000	$568,484	$594,743	$600,000	$568,105	$589,500
2019 EQM Term Loan Agreement	1,400,000	1,397,491	1,400,000	—	—	—
EQM 4.00% Senior Notes due 2024	500,000	496,476	486,905	500,000	495,708	479,950
EQM 4.125% Senior Notes due 2026	500,000	494,115	471,770	500,000	493,264	454,200
EQM 4.75% Senior Notes due 2023	1,100,000	1,091,988	1,104,961	1,100,000	1,089,742	1,099,890
EQM 5.50% Senior Notes due 2028	850,000	840,420	839,035	850,000	839,302	841,526
EQM 6.50% Senior Notes due 2048	550,000	539,009	518,678	550,000	538,623	549,566
Total debt	5,500,000	5,427,983	5,416,092	4,100,000	4,024,744	4,014,632
Less current portion of debt	6,000	6,000	6,000	6,000	6,000	6,000
Total long-term debt	$5,494,000	$5,421,983	$5,410,092	$4,094,000	$4,018,744	$4,008,632

(a)	Carrying value of the senior notes and term loans represents principal amount less unamortized debt issuance costs and debt discounts.

(b)	See Note 1 for a discussion of fair value measurements.
The combined aggregate amounts of maturities for long-term debt are as follows: $6.0 million in 2020 and 2021, $1.4 billion in 2022, $1.1 billion in 2023 and 2024 and $1.9 billion in 2025 and thereafter.
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
In December 2018, Equitrans Midstream entered into an amendment (the Amendment) to the Equitrans Midstream Credit Facility, which amended the Equitrans Midstream Credit Facility to, among other things, permit (i) Equitrans Midstream's entrance into the Term Loan Credit Agreement (defined below), (ii) the EQGP Buyout and the EQM IDR Transaction and (iii) pari passu liens on the collateral securing the obligations under the ETRN Term Loan Credit Agreement and the Equitrans Midstream Credit Facility.

Loans under the Equitrans Midstream Credit Facility are guaranteed by substantially all of the assets of the Company and the Company's direct and indirect, existing and future, wholly-owned, domestic-restricted subsidiaries, including all of the limited partner interests in EQM, subject to certain exceptions and limitations, including the general partner interests in EQM. Following the completion of the EQM IDR Transaction, EQGP was no longer a wholly-owned subsidiary of the Company, and its limited partner interest no longer guaranteed the term loans.
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
During the year ended December 31, 2019 and for the period from November 13, 2018 through December 31, 2018, the Company had no letters of credit outstanding under the Equitrans Midstream Credit Facility. During the year ended December 31, 2019 and for the period from November 13, 2018 through December 31, 2018, the maximum outstanding borrowings under the Equitrans Midstream Credit Facility were $44 million and $17 million, respectively, the average daily balances were approximately $3.2 million and $7.4 million, respectively, and the weighted average annual interest rates were 4.2% for both periods. For the year ended December 31, 2019, commitment fees of $0.5 million were paid to maintain credit availability under the Equitrans Midstream Credit Facility.
Equitrans Midstream Term Loan Facility
In December 2018, Equitrans Midstream entered into a term loan credit agreement (as amended in May 2019, the ETRN Term Loan Credit Agreement) with Goldman Sachs Bank USA, as administrative agent, PNC Bank, National Association, as collateral agent, and the lenders from time to time party thereto, that provides for a senior secured term loan facility in an aggregate principal amount of $600 million and matures in January 2024 (the ETRN Term Loans and such facility, the Equitrans Midstream Term Loan Facility). The Company received net proceeds from the ETRN Term Loans of $568.1 million, inclusive of a discount of $18.0 million and estimated debt issuance costs of $13.9 million. The net proceeds were used to fund the EQGP Buyout, including certain fees, costs and expenses in connection therewith, and the remainder was used for general corporate purposes.
The ETRN Term Loans accrue interest equal to one of the following, at Equitrans Midstream's option: (i) an alternate base rate (defined as the greatest of (a) the prime rate, (b) the federal funds effective rate plus 0.50% per annum and (c) one-month London Interbank Offered Rate (LIBOR) plus 1.00% per annum), plus an applicable margin of 3.50% per annum, or (ii) LIBOR, plus an applicable margin of 4.50% per annum. The Term Loans are due in equal, quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount of the Term Loans, or $6 million, with the remaining outstanding balance payable on the maturity date. The current portion of the ETRN Term Loans is recorded in current portion of long-term debt on the consolidated balance sheet.
The ETRN Term Loan Credit Agreement requires Equitrans Midstream to prepay outstanding ETRN Term Loans, subject to certain exceptions, with Net Proceeds (as defined in the ETRN Term Loan Credit Agreement) from certain non-ordinary course dispositions of assets or from the issuance or incurrence of debt obligations for borrowed money not permitted under the ETRN Term Loan Credit Agreement and certain other debt obligations for borrowed money, and, a variable percentage of excess cash flow, ranging from 50% to 0% depending on the Company's consolidated leverage ratio (as defined in the ETRN Term Loan Credit Agreement) (but suspended during the continuance of either the Company or the ETRN Term Loans obtaining and maintaining an investment grade rating from two of S&P, Moody's and Fitch, in each case with a stable or better outlook).
The ETRN Term Loans are guaranteed by substantially all of the assets of the Company and the Company's direct and indirect, existing and future, wholly-owned, domestic-restricted subsidiaries, including all of the limited partner interests in EQM and EQGP prior to the EQM IDR Transaction, subject to certain exceptions and limitations, including the general partner interests in EQM.
The ETRN Term Loan Credit Agreement contains negative covenants that, among other things, limit the Company's and its restricted subsidiaries' abilities to incur indebtedness or make guarantees of indebtedness; incur liens; make investments, loans and acquisitions; merge or consolidate; sell assets and issue equity interests; pay dividends on capital stock or redeem, repurchase or retire capital stock, subject to exceptions; alter the Company's business; engage in transactions with affiliates; enter into agreements limiting subsidiary distributions; and enter into certain hedging transactions. In addition, the ETRN Term Loan Credit Agreement contains events of default, including insolvency, nonpayment of scheduled principal or interest obligations, change of control and cross-default related to the acceleration or default of certain other financial obligations, that if occur, could result in termination of the Equitrans Midstream Term Loan Facility, early payment of amounts outstanding or similar actions. Under the ETRN Term Loan Credit Agreement, the Company is required to maintain a debt service coverage ratio of not less than 1.10 to 1.00 (but suspended during the continuance of either the Company or the ETRN Term Loans obtaining and maintaining an investment grade rating from two of S&P, Moody's and Fitch, in each case with a stable or better outlook).
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
The Company had $594.0 million of borrowings outstanding under the ETRN Term Loan Credit Agreement as of December 31, 2019. The Company had $600.0 million of borrowings outstanding under the ETRN Term Loan Credit Agreement as of December 31, 2018. During the years ended December 31, 2019 and 2018, the weighted average annual interest rate was approximately 6.8% and 7.0%, respectively.
EQGP Working Capital Facility with EQT
Prior to the Separation, EQGP had a working capital loan agreement with EQT (the EQGP Working Capital Facility with EQT), through which EQT agreed to make interest-bearing loans available in an aggregate principal amount not to exceed $50 million outstanding at any one time. Borrowings outstanding under the EQGP Working Capital Facility with EQT were presented in accounts payable as an amount due to related party on the consolidated balance sheets. On November 12, 2018, EQGP repaid $3.2 million of borrowings outstanding under the facility, and EQT terminated the working capital loan agreement. During the period from January 1, 2018 through November 12, 2018, the maximum outstanding borrowings were $3.2 million, the average daily balance was approximately $0.2 million and the weighted average annual interest rate was 3.5%. During the year ended December 31, 2017, the maximum outstanding borrowings were $0.3 million, the average daily balance was $0.1 million and the weighted average annual interest rate was 2.5%.
EQM Revolving Credit Facility
In October 2018, EQM amended and restated its unsecured revolving credit facility to increase the borrowing capacity from $1 billion to $3 billion and extend the term to October 2023 (the EQM Credit Facility). The EQM Credit Facility is available for general partnership purposes, including to purchase assets, and to fund working capital requirements and capital expenditures, pay distributions and repurchase units. Subject to satisfaction of certain conditions, the EQM Credit Facility has an accordion feature that allows EQM to increase the available borrowings under the facility by up to an additional $750 million. The EQM Credit Facility has a sublimit of up to $250 million for same-day swing line advances and a sublimit of up to $400 million for letters of credit. In addition, EQM has the ability to request that one or more lenders make available term loans under the EQM Credit Facility, subject to the satisfaction of certain conditions. Such term loans would be secured by cash and qualifying investment grade securities. As of December 31, 2019, no term loans were outstanding under the EQM Credit Facility. EQM's obligations under the revolving portion of the EQM Credit Facility are unsecured.
EQM's debt issuer credit ratings determine the level of fees associated with the EQM Credit Facility and the interest rate charged by the counterparties on amounts borrowed against the lines of credit. EQM's debt credit rating and level of fees and interest rates are inversely related.
Under the terms of the EQM Credit Facility, EQM can obtain Base Rate Loans (as defined in the EQM Credit Facility) or Fixed Period Eurodollar Rate Loans (as defined in the EQM Credit Facility) (Eurodollar Rate Loans). Base Rate Loans are denominated in dollars and bear interest at a base rate plus a margin of 0.125% to 0.875% determined on the basis of a combination of EQM's then-current credit ratings by Moody's Investors Service (Moody's), S&P Global Ratings (S&P) and Fitch Investor Services (Fitch). Eurodollar Rate Loans bear interest at a Eurodollar Rate (as defined in the EQM Credit Facility) plus a margin of 1.125% to 1.875% determined on the basis of a combination of EQM's then-current credit ratings with Moody's, S&P and Fitch. EQM may voluntarily prepay its borrowings, in whole or in part, without premium or penalty, but subject to reimbursement of funding losses with respect to prepayment of Eurodollar Rate Loans.
The EQM Credit Facility contains certain negative covenants, that, among other things, limit the ability of EQM and certain of its subsidiaries to incur or permit liens on assets, establish a maximum consolidated leverage ratio of not more than 5.00 to 1.00 (or not more than 5.50 to 1.00 for certain measurement periods following the consummation of certain acquisitions) tested as of the end of each fiscal year, and limit transactions with affiliates, mergers and other fundamental changes, asset dispositions and the incurrence of new debt, in each case and as applicable, subject to certain specified exceptions. The EQM Credit Facility also contains certain specified events of default, including, among others, failure to make certain payments (subject to specified grace periods in some cases), failure to observe covenants (subject to specified grace periods in some cases), cross-defaults to certain other material debt, certain specified insolvency or bankruptcy events and the occurrence of a change of control event, in each case, the occurrence of which would allow the lenders to accelerate EQM’s payment obligations under the EQM Credit Facility.
During the years ended December 31, 2019, 2018 and 2017, the maximum outstanding borrowings were $1,690 million, $674 million and $260 million, respectively; the average daily balances were approximately $846 million, $230 million and $74 million, respectively; and the weighted average annual interest rates were 3.6%, 3.6% and 2.8%, respectively. EQM had $1 million of letters of credit outstanding under the EQM Credit Facility as of both December 31, 2019 and 2018. For the years ended December 31, 2019, 2018 and 2017, commitment fees of $4.6 million, $2.8 million and $1.8 million, respectively, were paid to maintain credit availability under the EQM Credit Facility.
2019 EQM Term Loan Agreement
In August 2019, EQM entered into a term loan agreement that provided for unsecured term loans in an aggregate principal amount of $1.4 billion (the 2019 EQM Term Loan Agreement). The initial term loans provided under the 2019 EQM Term Loan Agreement mature in August 2022. EQM received net proceeds from the issuance of the initial term loans under the 2019 EQM Term Loan Agreement of $1,397.4 million, inclusive of debt issuance costs of $2.6 million. The net proceeds were primarily used to repay borrowings under the EQM Credit Facility and the remainder was used for general partnership purposes. The 2019 EQM Term Loan Agreement provides EQM with the right to request incremental term loans in an aggregate amount of up to $300 million, subject to, among other things, obtaining additional commitments from existing lenders or commitments from new lenders. EQM had $1.4 billion of borrowings outstanding under the 2019 EQM Term Loan Agreement as of December 31, 2019. During the applicable portions of the year ended December 31, 2019, the weighted average annual interest rate for the period was approximately 3.3%.

Under the terms of the EQM Credit Facility, EQM can obtain Base Rate Loans (as defined in the 2019 EQM Term Loan Agreement) or Fixed Period Eurodollar Rate Loans (as defined in the 2019 EQM Term Loan Agreement) (Eurodollar Rate Loans). Base Rate Loans are denominated in dollars and bear interest at a base rate plus a margin of 0.000% to 0.750% determined on the basis of a combination of EQM's then-current credit rating with Moody's, S&P and Fitch. Eurodollar Rate Loans bear interest at a Eurodollar Rate (as defined in the 2019 EQM Term Loan Agreement) plus a margin of 1.000% to 1.750% determined on the basis of a combination of EQM's then-current credit rating with Moody's, S&P and Fitch. EQM may voluntarily prepay its borrowings, in whole or in part, without premium or penalty, but subject to reimbursement of funding losses with respect to prepayment of Eurodollar Rate Loans.

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
Eureka Credit Facility

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

Under the terms of the Eureka Credit Facility, Eureka can obtain base rate loans or Eurodollar rate loans. Base rate loans are denominated in dollars and bear interest at an adjusted base rate, which was equal to the highest of (i) JPMorgan Chase Bank, N.A.'s prime rate, (ii) the one-month Adjusted Eurodollar Rate (as defined in the Eureka Credit Facility credit agreement) plus 1.0% or (iii) the Federal Funds effective rate plus 0.5% per annum; plus the Applicable Margin (as defined in the Eureka Credit Agreement). Eurodollar rate loans bear interest at the Adjusted Eurodollar Rate per annum, which rate is to be determined by the administrative agent pursuant to a prescribed calculation based on the ICE Benchmark Administration LIBOR Rate plus the Applicable Margin. The Applicable Margin ranged from 0.75% to 2.0% in the case of base rate loans and from 1.75% to 3.0% in the case of Eurodollar loans, in each case, depending on the amount of the loan outstanding in relation to the borrowing base.

The Eureka Credit Facility contains negative covenants that, among other things, limit restricted payments, the incurrence of debt, dispositions, mergers and fundamental changes, securities issuances, and transactions with affiliates. In addition, the Eureka Credit Facility contains events of default such as insolvency, nonpayment of scheduled principal or interest obligations, loss and failure to replace certain material contracts, change of control and cross-default related to the acceleration or default of certain other financial obligations. Under the Eureka Credit Facility, Eureka is required to maintain a consolidated leverage ratio of not more than 4.75 to 1.00 (or not more than 5.25 to 1.00 for certain measurement periods following the consummation of certain acquisitions). Additionally, as of the end of any fiscal quarter, Eureka will not permit the ratio of consolidated EBITDA (as defined in the Eureka Credit Facility) for the four fiscal quarters then ending to consolidated interest charges to be less than 2.50 to 1.00.

For the period from April 10, 2019 through December 31, 2019, the maximum amount of outstanding borrowings under the Eureka Credit Facility at any time was approximately $293 million, the average daily balance was approximately $288 million, and Eureka incurred interest at a weighted average annual interest rate of approximately 4.2% for the period. For the period from April 10, 2019 through December 31, 2019, commitment fees of $0.4 million were paid to maintain credit availability under the credit facility.
2018 EQM 364-Day Facility
In the Predecessor period, EQM had a $500 million, 364-day, uncommitted revolving loan agreement with EQT (the EQM 364-Day Facility). Interest accrued on outstanding borrowings at an interest rate equal to the rate then applicable to similar loans under the EQM Credit Facility with the largest aggregate commitment amount to which EQM was then a party, less the sum of (i) the then applicable commitment fee under such agreement and (ii) 10 basis points. On November 12, 2018, in connection with the Separation, EQT terminated the EQM 364-Day Facility.
There were no borrowings under the EQM 364-Day Facility outstanding at any time during the year ended December 31, 2018. During the year ended December 31, 2017, the maximum outstanding borrowings under the EQM 364-Day Facility was $100 million, the average daily balance was approximately $23 million and the weighted average annual interest rate was 2.2%.
EQM Term Loan Facility
On April 25, 2018, EQM entered into a $2.5 billion unsecured multi-draw 364-day term loan facility (the 2018 EQM Term Loan Facility). The 2018 EQM Term Loan Facility was used to fund the cash consideration for the Drop-Down Transaction, to repay borrowings under EQM's then-existing revolving credit facility and for other general partnership purposes. In connection with EQM's issuance of the EQM $2.5 Billion Senior Notes (defined below), on June 25, 2018, the outstanding balance under the 2018 EQM Term Loan Facility was repaid and the 2018 EQM Term Loan Facility was terminated. As a result of the termination, EQM expensed $3 million of deferred issuance costs. Under the 2018 EQM Term Loan Facility, from April 25, 2018 through June 25, 2018, the maximum amount of EQM's outstanding borrowings was approximately $1,825 million and the average daily balance was approximately $1,231 million. EQM incurred interest at a weighted average annual interest rate of approximately 3.3% for the period from April 25, 2018 through June 25, 2018.
RMP $850 Million Facility
Prior to the completion of the EQM-RMP Mergers, RM Operating LLC (formerly known as Rice Midstream OpCo LLC), a wholly-owned subsidiary of RMP, had an $850 million senior secured credit facility (the RMP $850 Million Facility). The RMP $850 Million Facility was available for general partnership purposes, including to purchase assets, and to fund working capital requirements and capital expenditures, pay distributions and repurchase units. The RMP $850 Million Facility was secured by mortgages and other security interests on substantially all of RMP's properties and was guaranteed by RMP and its restricted subsidiaries.
For the period from January 1, 2018 through July 23, 2018, the maximum amount of RMP's outstanding borrowings under the RMP $850 Million Facility was $375 million, the average daily balance was approximately $300 million and the weighted average interest rate was 3.8%.
In connection with the completion of the EQM-RMP Mergers, on July 23, 2018, EQM repaid the approximately $260 million of borrowings outstanding under the RMP $850 Million Facility and the facility was terminated.

EQM $2.5 Billion Senior Notes
In June 2018, EQM issued 4.75% senior unsecured notes due July 2023 in the aggregate principal amount of $1.1 billion, 5.50% senior unsecured notes due July 2028 in the aggregate principal amount of $850 million and 6.50% senior unsecured notes due July 2048 in the aggregate principal amount of $550 million (collectively, the EQM $2.5 Billion Senior Notes). EQM received net proceeds from the offering of approximately $2,465.8 million, inclusive of a discount of approximately $11.8 million and debt issuance costs of approximately $22.4 million. The net proceeds were used to repay the outstanding balances under the 2018 EQM Term Loan Facility and the RMP $850 Million Facility, and the remainder was used for general partnership purposes.
The EQM $2.5 Billion Senior Notes were issued pursuant to supplemental indentures to EQM's existing indenture dated August 1, 2014. The EQM $2.5 Billion Senior Notes supplemental indentures contain covenants that limit EQM's ability to, among other things, incur certain liens securing indebtedness, engage in certain sale and leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all of EQM's assets.
As of December 31, 2019, Equitrans Midstream, EQM and Eureka were in compliance with all debt provisions and covenants.
See Note 18 for additional information on the proposed Intercompany Loan and the anticipated termination of the ETRN Term Loan Credit Agreement.
12.     Income Taxes
The following table summarizes income tax expense for the years ended December 31, 2019, 2018 and 2017.

	Years Ended December 31,
	2019	2018	2017
	(Thousands)
Current income tax expense:
Federal	$—	$41,788	$43,794
State	—	16,108	10,239
Total current income tax expense	—	57,896	54,033
Deferred income tax expense (benefit):
Federal	30,975	96,499	148,623
State	19,729	(71,253)	9,746
Total deferred income tax expense	50,704	25,246	158,369
Total income tax expense	$50,704	$83,142	$212,402

The following table summarizes differences between income tax expense and amounts computed at the applicable federal statutory rate on pre-tax income for the years ended December 31, 2019, 2018 and 2017.

	Years Ended December 31,
	2019	2018	2017
	(Thousands)
Income tax (benefit) expense at statutory rate	$(2,993)	$124,828	$187,201
Tax Cuts and Jobs Act	—	7,443	129,266
State income tax expense	15,587	21,827	12,710
Noncontrolling interests' share of earnings	(29,145)	(61,505)	(116,539)
Impairment of goodwill	78,177	16,535	—
Rice Midstream Holdings income not subject to tax	—	(26,538)	(13,460)
Regulatory (asset) liability	(369)	(368)	10,488
AFUDC - equity	(14,127)	(2,696)	(1,683)
Other	3,574	3,616	4,419
Income tax expense	$50,704	$83,142	$212,402
Effective tax rate	(355.7)%	14.0%	39.7%

For the year ended December 31, 2019, the effective tax rate was lower than the years ended December 31, 2018 and 2017 primarily due to the impairment of goodwill (see Note 3) and its impact on the loss before income before taxes and non-controlling interest. The effective tax rate decreased for the year ended December 31, 2019 as a result of the portion of goodwill for which there was no tax basis, partially offset by the impact of noncontrolling interest and AFUDC - equity. The net impact of the impairment of goodwill, including its impact to income tax expense at the statutory rate, state income tax expense, noncontrolling interests' share of earnings and impairment of goodwill was a reduction to income tax expense of approximately $43.0 million. For the year ended December 31, 2018, the effective tax rate was lower than the year ended December 31, 2017 due to the impact of the Tax Cuts and Jobs Act.
For the years ended December 31, 2019, 2018 and 2017, the effective tax rates were reduced from the federal and statutory rates because the Company did not record income tax expense for the applicable periods on the portions of its income attributable to the noncontrolling limited partners of EQM, the noncontrolling member of Eureka Midstream, the noncontrolling limited partners of EQGP for the periods prior to January 10, 2019, and, for the period prior to July 23, 2018 and May 1, 2018, attributable to the noncontrolling limited partners of RMP and Gulfport Midstream's 25% interest in Strike Force Midstream.
Prior to October 22, 2018, Rice Midstream Holdings was a multi-member limited liability company; therefore, the earnings of Rice Midstream Holdings and its subsidiaries were not subject to federal income tax. In the fourth quarter of 2018, Rice Midstream Holdings was merged out of existence as part of internal restructurings.
On December 22, 2017, the U.S. Congress enacted the Tax Cuts and Jobs Act, which made significant changes to U.S. federal income tax law, including lowering the federal corporate tax rate to 21% from 35% beginning January 1, 2018. During the year ended December 31, 2018, the Company completed its accounting for the effects of the Tax Cuts and Jobs Act, including accounting for the revaluation of net deferred tax assets and for state income tax effects, and recorded deferred income tax expense of $7.4 million, which is in addition to the $129.3 million of deferred income tax expense recorded during the year ended December 31, 2017. The Company also considered whether existing deferred tax assets will be recovered in future periods under this legislation and noted no significant effect to the realizability of the deferred tax assets.
For the year ended December 31, 2017, the Company recorded income tax expense of $10.5 million related to Equitrans, L.P.'s FERC-regulated assets as a result of the corporate tax rate reduction in the Tax Cuts and Jobs Act. Following the normalization rules of the Code, this regulatory liability is amortized on a straight-line basis over the estimated remaining life of the related assets.
The following table summarizes the components of net deferred tax assets.

	December 31,
	2019	2018
	(Thousands)
Total deferred income tax asset / (liability):
Net operating loss carryforwards	$49,388	$36,202
Investment in partnerships	42,232	559,858
Other	(1,023)	1,261
Total net deferred income tax asset	$90,597	$597,321

For the year ended December 31, 2019, the investments in partnerships decreased $517.7 million compared to the year ended December 31, 2018 primarily due to the Company's change in ownership as a result of the EQM IDR Transaction. As of December 31, 2019, the Company has federal net operating losses (NOL) of $39.0 million and state NOL of $10.4 million related to various state jurisdictions. The federal and states of Virginia and West Virginia NOL carryforwards have no expiration, but utilization is limited to 80% of taxable income in the year of utilization. The Company's Pennsylvania NOL carryforwards expire in 2039. The Company believes that it is more likely than not that the benefit from certain federal and state NOL carryforwards will be realized. In addition to the NOL carryforwards, the Company has recorded deferred tax assets principally resulting from its investment in partnerships. No valuation allowances have been established because the Company believes that future sources of taxable income, reversing temporary differences and other tax planning strategies will be sufficient to realize these deferred tax assets. Any determination to change the valuation allowance would impact the Company's income tax expense and net income in the period in which such a determination is made.
The Company has not identified any uncertain tax positions as of December 31, 2019 or 2018.

13.	Concentrations of Credit Risk
For the years ended December 31, 2019, 2018 and 2017, EQT accounted for approximately 69%, 74% and 74%, respectively, of the Company's total revenues across all of the Company's operating segments. As of December 31, 2019, EQT's public debt had an investment grade rating. On January 13, 2020, Moody's downgraded EQT's senior unsecured rating to Ba1, with a negative outlook, from Baa3 with a negative outlook. On February 3, 2020, S&P downgraded EQT's senior unsecured rating to BB+ with a negative outlook, from BBB- with a negative outlook. Further, on February 14, 2020, Fitch downgraded EQT's senior unsecured rating to BB with a negative outlook, from BBB- with a negative outlook. For the years ended December 31, 2019, 2018 and 2017, PNG Companies LLC and its affiliates accounted for approximately 7%, 7% and 11%, respectively, of the Company's total revenues.
As of December 31, 2019 and 2018, approximately 31% of the accounts receivable balances represented amounts due from marketers excluding EQT for each respective period. To manage the credit risk related to transactions with marketers, the Company engages with only those that meet specified criteria for credit and liquidity strength and actively monitors accounts with marketers. In connection with its assessment of marketer credit and liquidity strength, the Company may request a letter of credit, guarantee, performance bond or other credit enhancement. The Company did not experience significant defaults on accounts receivable during the years ended December 31, 2019, 2018 and 2017.

14.	Commitments and Contingencies
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
EQM is subject to federal, state and local environmental laws and regulations. These laws and regulations, which are constantly changing, can require expenditures for remediation and, in certain instances, can result in assessment of fines. EQM has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and to ensure compliance with regulatory requirements. The estimated costs associated with identified situations requiring remedial action are accrued; however, when recoverable through future regulated rates, certain of these costs are deferred as regulatory assets. Ongoing expenditures for compliance with environmental laws and regulations, including investments in facilities to meet environmental requirements, have not been material. Management believes that any such required expenditures will not be significantly different in either nature or amount in the future and does not know of any environmental liabilities that will have a material effect on EQM's business, financial condition, results of operations, liquidity or ability to make quarterly cash distributions to EQM's unitholders, including the Company. The Company has identified situations that require remedial action for which approximately $0.6 million and $2.1 million is included in other liabilities and credits in the consolidated balance sheets as of December 31, 2019 and 2018, respectively.
Purchase obligations represent agreements to purchase goods or services that are enforceable, legally binding and specify all significant terms, including the approximate timing of the transaction. As of December 31, 2019, the Company had approximately $24.1 million of purchase obligations, which included commitments for capital expenditures, operating expenses and service contracts.
For the years ended December 31, 2018 and 2017, operating lease rental payments for office locations, warehouse buildings and compressors were $7.2 million and $5.4 million, respectively. For information related to operating lease rental payments for office locations, warehouse buildings and compressors for the year ended December 31, 2019, see Note 5.
See Note 8 for discussion of the MVP Joint Venture guarantees and letters of credit. See Note 18 for a description of the EQT Global GGA.
15.    Post-retirement Benefit Plans
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

Upon Separation, EQT transferred to the Company the post-retirement benefits liability and accumulated other comprehensive income balance associated with the Legacy Retirement Plan. The Company recognizes expense for on-going post-retirement benefits other than pension, a portion of which is subject to recovery in the approved rates of Equitrans, L.P.'s rate-regulated business.
Prior to the Separation, the Company contributed to a defined contribution plan sponsored by EQT. The contribution amount was equal to a percentage of allocated base salary. During the period from January 1, 2018 through November 12, 2018 and for the year ended December 31, 2017, the Company was charged its contribution percentage through the EQT payroll and benefit costs discussed in Note 9. For the year ended December 31, 2019 and for the period from the Separation Date through December 31, 2018, the Company recognized expense related to its defined contribution plan of $7.8 million and $0.6 million, respectively.
The Company recognizes expenses for ongoing post-retirement benefits other than pensions, which are subject to recovery in FERC-approved rates. Expenses recognized by the Company for ongoing post-retirement benefits other than pensions were approximately $1.2 million for each year ended December 2019, 2018 and 2017.

16.    Interim Financial Information (Unaudited)
The following quarterly summary of operating results reflects variations due primarily to the effects of the timing of the closings of the Rice Merger, the Separation and the Bolt-on Acquisition, the separation and other transaction costs related to the Rice Merger, the EQM-RMP Mergers, the Drop-Down Transaction, the Separation, the EQGP Buyout, the EQM IDR Transaction and the Bolt-on Acquisition, the $261.9 million of impairment of goodwill recorded in the fourth quarter of 2018, the EQM IDR Transaction, the Private Placement, the Bolt-on Acquisition, the $81.0 million of impairment of long-lived assets recorded in the second quarter of 2019, the $268.1 million of impairment of goodwill recorded in the third quarter of 2019, the $36.4 million of impairment of long-lived assets recorded in the third quarter of 2019, the $583.7 million of impairment of goodwill recorded in the fourth quarter of 2019 and the seasonal nature of the Company's transmission and storage business.

	Three Months Ended
	March 31	June 30 (a)	September 30 (a)(b)	December 31 (a)(b)
	(Thousands, except per share amounts)
2019
Operating revenues	$389,782	$406,167	$408,434	$425,859
Operating income (loss)	260,041	166,175	(38,453)	(311,763)
Net income (loss)	199,566	130,480	(61,489)	(333,516)
Net income (loss) attributable to Equitrans Midstream	56,299	74,521	(65,825)	(268,738)

Earnings (loss) per share of common stock attributable to Equitrans Midstream
Basic:
Weighted average common stock outstanding	254,776	254,917	254,915	254,940
Net income (loss)	$0.22	$0.29	$(0.26)	$(1.05)
Diluted:
Weighted average common stock outstanding	254,827	254,967	254,915	254,940
Net income (loss)	$0.22	$0.29	$(0.26)	$(1.05)

	Three Months Ended
	March 31 (c)	June 30 (c)	September 30 (c)	December 31 (a)(b)
	(Thousands, except per share amounts)
2018
Operating revenues	$371,026	$374,697	$364,584	$384,791
Operating income (loss)	249,340	234,868	218,322	(59,446)
Net income (loss)	223,744	219,607	185,966	(118,040)
Net income (loss) attributable to Equitrans Midstream	82,729	101,067	82,825	(48,223)

Earnings (loss) per share of common stock attributable to Equitrans Midstream
Basic:
Weighted average common stock outstanding	254,432	254,432	254,432	254,432
Net income (loss)	$0.33	$0.40	$0.33	$(0.19)
Diluted:
Weighted average common stock outstanding	255,033	255,033	255,033	254,432
Net income (loss)	$0.32	$0.40	$0.32	$(0.19)

(a)	See Note 3 for disclosure regarding impairments of long-lived assets.

(b)
For the quarters ended September 30, 2019, December 31, 2019 and December 31, 2018, because the Company generated a net loss, the Company's computation of loss per share excluded potentially dilutive securities; as such, basic and diluted average common stock outstanding were the same for the quarters ended September 30, 2019, December 31, 2019 and December 31, 2018.

(c)
For periods prior to the Separation Date, EPS was calculated based on the shares of Equitrans Midstream common stock distributed in connection with the Separation and Distribution and is considered pro forma in nature. Prior to the Separation Date, the Company did not have any issued or outstanding common stock (other than shares owned by EQT).

17.	Consolidated Variable Interest Entities
As of December 31, 2019, the Company determined EQM to be a variable interest entity. In addition, as of December 31, 2018 and for the period from January 1, 2019 to January 10, 2019, EQGP was also a variable interest entity. Through the Company's ownership and control of the general partners of EQGP and EQM, the Company had the power to direct the activities that most significantly affected EQGP's and EQM's economic performance during the periods presented.
Through the Company's limited partner interests in EQGP prior to the EQGP Buyout, EQGP's general partner interest, limited partner interest and IDRs in EQM prior to the EQM IDR Transaction, and the Company's limited partner interest in EQM following the EQM IDR Transaction, the Company had the right to receive benefits from, as well as the obligation to absorb the losses of, EQGP and EQM during the applicable periods.
On January 10, 2019, following the completion of the EQGP Buyout, EQGP became an indirect, wholly-owned subsidiary of the Company. As the Company is the primary beneficiary of and has a controlling financial interest in EQGP and EQM, the Company consolidated EQGP, which, prior to the EQGP Buyout, consolidated EQM for the periods presented. See Note 7. In addition, for discussion of related party transactions, see Note 9. The Company continues to consolidate EQM and, through EQM, EQGP.
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

•
Expanding EQM's business through construction of midstream assets subjects EQM to risks. If EQM does not complete its planned expansion projects on schedule, at the budgeted cost or at all, its business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including the Company, may be adversely affected and the Company's and EQM's future growth may be limited;

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

	December 31,
	2019	2018
	(Thousands)
ASSETS
Cash and cash equivalents	$15,760	$17,515
Accounts receivable (a)	254,109	254,390
Other current assets	25,004	14,909
Net property, plant and equipment (b)	7,715,122	5,806,628
Investment in unconsolidated entity	2,324,108	1,510,289
Goodwill	486,698	1,123,813
Net intangible assets	797,439	576,113
Other assets	196,779	152,464
LIABILITIES
Accounts payable (a)	$126,786	$207,877
Capital contribution payable to the MVP Joint Venture	45,150	169,202
Accrued interest	73,366	80,199
Accrued liabilities	31,550	20,672
Credit facility borrowings	902,500	625,000
EQM long-term debt	4,859,499	3,456,639
Regulatory and other long-term liabilities	78,397	38,724

(a)
Accounts receivable as of December 31, 2019 and 2018 included $175.2 million and $174.8 million, respectively, of receivables due from EQT. Accounts payable as of December 31, 2018 included approximately $34.0 million of related party accounts payable to EQT. There was no related party balance with EQT included in accounts payable as of December 31, 2019.

(b)	Includes approximately $59.1 million conveyed to EQM in the Shared Assets Transaction primarily consisting of IT infrastructure, office equipment, vehicles and office leases. See Note 7.
The following table summarizes EQM's statements of consolidated operations and cash flows, inclusive of transactions with related parties.

	Years Ended December 31,
	2019	2018	2017 (a)
	(Thousands)
Operating revenues	$1,630,242	$1,495,098	$826,522
Operating expenses	1,426,056	768,445	245,032
Other expenses	(42,104)	(55,305)	(9,586)
Net income	$162,082	$671,348	$571,904

Net cash provided by operating activities	$1,049,407	$1,187,239	$650,550
Net cash used in investing activities	(2,629,633)	(2,950,254)	(456,968)
Net cash provided by (used in) financing activities	1,578,471	1,725,930	(251,393)

(a)	Amounts for the year ended December 31, 2017 have not been recast to include the results of the EQM-RMP Mergers and Drop-Down Transaction.

18.     Subsequent Events

Agreement and Plan of Merger. On February 26, 2020, the Company, EQM LP Corporation, a Delaware corporation and a wholly owned subsidiary of the Company (EQM LP), LS Merger Sub, LLC, a Delaware limited liability company and a wholly owned subsidiary of EQM LP (Merger Sub), EQM, and the EQM General Partner entered into an Agreement and Plan of Merger (the EQM Merger Agreement), pursuant to which Merger Sub will merge with and into EQM (the EQM Merger), with EQM continuing and surviving as an indirect, wholly owned subsidiary of the Company following the EQM Merger. Following the EQM Merger, EQM will no longer be a publicly traded entity.

Under the terms of the EQM Merger Agreement, and subject to the satisfaction or waiver of certain conditions therein, at the effective time of the EQM Merger (the Effective Time), (i) each outstanding EQM common unit (each, an EQM Common Unit), other than EQM Common Units owned by the Company and its subsidiaries (each, a Public Common Unit), will be converted into the right to receive, subject to adjustment as described in the EQM Merger Agreement, 2.44 shares of the Company's common stock, no par value (Equitrans Midstream common stock) (the Merger Consideration); (ii) (x) $600 million of the Series A Perpetual Convertible Preferred Units (each, a Series A Preferred Unit) issued and outstanding immediately prior to the Effective Time will be redeemed by EQM, and (y) the remaining portion of the Series A Preferred Units issued and outstanding immediately prior to the Effective Time will be exchanged for shares of a newly authorized and created series of preferred stock, without par value, of Equitrans Midstream, convertible into Equitrans Midstream common stock (the ETRN Preferred Shares); and (iii) each outstanding phantom unit relating to an EQM Common Unit issued pursuant to the Amended and Restated EQGP Services, LLC 2012 Long-Term Incentive Plan, dated as of February 22, 2019 (the EQM LTIP), and any other award issued pursuant to the EQM LTIP, whether vested or unvested, will be converted into the right to receive, with respect to each EQM Common Unit subject thereto, the Merger Consideration (plus any accrued but unpaid amounts in relation to distribution equivalent rights), less applicable tax withholding. The interests in EQM owned by the Company and its subsidiaries (including the Class B units) will remain outstanding as limited partner interests in the surviving entity. The EQM General Partner will continue to own the non-economic general partner interest in the surviving entity.

EQM has agreed to, and the EQM General Partner will use its reasonable best efforts to cause EQM to, cease and cause to be terminated any discussions or negotiations with any person conducted heretofore with respect to a competing acquisition proposal, not to directly or indirectly solicit competing acquisition proposals or to enter into discussions concerning, or provide confidential information in connection with, any unsolicited alternative business combinations, subject to certain exceptions with respect to unsolicited proposals received by EQM. In addition, EQM has agreed to call a special meeting of the holders of EQM Common Units (the EQM Special Meeting) to approve the EQM Merger Agreement. The EQM Conflicts Committee may, subject to certain conditions, change its recommendation in favor of approval of the EQM Merger Agreement and the EQM Merger if, in connection with receipt of a superior proposal or the occurrence of a Partnership Changed Circumstance (as defined in the EQM Merger Agreement), it determines in good faith that failure to take such action would constitute a breach of, or otherwise be inconsistent with, its duties under applicable law, as modified by the Partnership Agreement. However, even if the EQM Conflicts Committee changes its recommendation, the EQM Merger Agreement and the EQM Merger require EQM to submit the EQM Merger Agreement for approval by the limited partners of EQM.

The EQM Merger Agreement contains representations and warranties from the parties and indemnification obligations, and each party has agreed to certain covenants, including, among others, covenants relating to, among others, (i) the conduct of business during the interim period between the execution of the EQM Merger Agreement and the Effective Time and (ii) the obligation to use reasonable best efforts to cause the EQM Merger to be consummated.

Completion of the EQM Merger is conditioned upon, among others: (i) approval (the Partnership Approval) of the EQM Merger Agreement and the EQM Merger by holders of a majority of the outstanding EQM Common Units, Class B units, and Series A Preferred Units, with such Series A Preferred Units treated as EQM Common Units on an as-converted basis, voting together as a single class; (ii) approval (the ETRN Shareholder Approval) of the Equitrans Midstream Stock Issuance by a majority of votes cast at a special meeting of holders of shares of Equitrans Midstream common stock (the ETRN Special Meeting); (iii) there being no law or injunction prohibiting consummation of the transactions contemplated under the EQM Merger Agreement; (iv) the effectiveness of a registration statement on Form S-4, and no stop order suspending the effectiveness of such registration statement, relating to the issuance of shares of Equitrans Midstream common stock pursuant to the EQM Merger Agreement; (v) approval for listing on the New York Stock Exchange of the shares of Equitrans Midstream common stock issuable pursuant to the EQM Merger Agreement; (vi) subject to specified materiality standards, the accuracy of certain representations and warranties of each party; (vii) the delivery of a tax opinion to the Company in form and substance approved by EQT Corporation, a Pennsylvania corporation (EQT), satisfying the requirements of an unqualified tax opinion (as defined in the Tax Matters Agreement, dated November 12, 2018, between EQT and the Company) with respect to the transactions contemplated by the EQM Merger Agreement;(viii) compliance with, or waiver, if permissible, by the respective parties in all material respects with their respective covenants; and (ix) closing of the Restructuring (defined herein).

The EQM Merger Agreement contains provisions granting each of the Company and EQM the right to terminate the EQM Merger Agreement for certain reasons, including, among others, (i) by the mutual written consent of the Company and EQM; (ii) if the EQM Merger has not been consummated on or before August 26, 2020; (iii) if any law, injunction, judgment or ruling enacted, promulgated, issued, entered, amended or enforced by any governmental authority shall be in effect, and has become final and nonappealable, enjoining, restraining, preventing or prohibiting the consummation of the Transactions or making the consummation of the Transactions illegal; (iv) if the EQM Special Meeting shall have concluded and the Partnership Approval shall not have been obtained; (v) if the ETRN Special Meeting shall have concluded and the ETRN Shareholder Approval shall not have been obtained; or (vi) if a Partnership Adverse Recommendation Change (as defined in the EQM Merger Agreement) shall have occurred prior to receipt of the Partnership Approval (as defined the EQM Merger Agreement) (provided that the Partnership may only terminate as a result of Partnership Changed Circumstances (as defined in the EQM Merger Agreement)).

The EQM Merger Agreement contains provisions granting the Company the right to terminate the EQM Merger Agreement for certain reasons, including, (a) a Partnership Adverse Recommendation Change (as defined in the EQM Merger Agreement) shall have occurred, prior to receipt of Partnership Approval, (b) if EQM or the EQM General Partner shall have breached or failed to perform its representations, warranties, covenants or agreements set forth in the EQM Merger Agreement, which breach or failure (x) would give rise to a failure of certain of the conditions to the Company’s obligations to consummate the Transactions under the EQM Merger Agreement and (y) is incapable of being cured or is not cured within the earlier of 30 days of written notice of such breach or failure by the Company, provided the Company shall not have the right to terminate if the Company, EQM LP or Merger Sub are in material breach of any of their representations, warranties, covenants or agreements contained in the EQM Merger Agreement, or (c) prior to receipt of Partnership Approval, EQM is in Willful Breach (as defined in the EQM Merger Agreement) of its obligations set forth under the non-solicitation provisions of the EQM Merger Agreement; provided the Company shall not have the right to terminate if the Company, EQM LP or Merger Sub are in material breach of any of its representations, warranties, covenants or agreements contained in the EQM Merger Agreement. The EQM Merger Agreement contains provisions granting EQM the right to terminate the EQM Merger Agreement if (a) the Company has breached or failed to perform its representations, warranties, covenants or agreements set forth in the EQM Merger Agreement, which breach or failure (1) would give rise to a failure of certain of the conditions to EQM’s obligations to consummate the Transactions under the EQM Merger Agreement and (2) is incapable of being cured or is not cured within the earlier of 30 days of written notice of such breach or failure by EQM, provided EQM shall not have the right to terminate if EQM or the EQM General Partner is in material breach of any of its representations, warranties, covenants or agreements contained in the EQM Merger Agreement or (b) prior to receipt of the Partnership Approval (as defined in the EQM Merger Agreement), in order to enter into an agreement providing for a Superior Proposal (as defined in the EQM Merger Agreement). Upon termination of the EQM Merger Agreement under certain circumstances, EQM will be obligated to (i) pay the Company a termination fee equal to $36.5 million and/or (ii) reimburse the Company for its expenses in an amount not to exceed $10 million. The EQM Merger Agreement also provides that upon termination of the EQM Merger Agreement under certain circumstances, the Company will be obligated to reimburse EQM for its expenses in an amount not to exceed $10 million.

EQT Global GGA. On February 26, 2020 (the EQT Global GGA Effective Date), a subsidiary of EQM entered into a Gas Gathering and Compression Agreement (the EQT Global GGA) with EQT and certain affiliates of EQT, for the provision by EQM of gas gathering services to EQT in the Marcellus and Utica Shales of Pennsylvania and West Virginia. Effective as of the EQT Global GGA Effective Date, EQT will be subject to an initial annual minimum volume commitment of 3.0 Bcf per day. The EQT Global GGA runs from the EQT Global GGA Effective Date through December 31, 2035, and will renew year to year thereafter unless terminated by EQT or EQM. Pursuant to the EQT Global GGA, EQM will have certain obligations to build additional connections to connect additional EQT wells to its gathering system, which are subject to geographical limitations in relation to the dedicated area in Pennsylvania and West Virginia, as well as the distance to EQM's then-existing gathering system. In addition to the fees related to gathering services, the EQT Global GGA provides for potential cash bonus payments payable by EQT to EQM during the period beginning on the in-service date of the MVP until the earlier of (i) 36 months following the in-service date of the MVP or (ii) December 31, 2024. The potential cash bonus payments are conditioned upon the quarterly average of the NYMEX Henry Hub Natural Gas Spot Price exceeding certain price thresholds.

Following the MVP in-service date, the gathering fees payable by EQT to EQM (or its affiliates) set forth in the EQT Global GGA are subject to potential reductions for certain contract years set forth in the EQT Global GGA, conditioned upon the in-service date of the MVP, which provide for estimated aggregate fee relief of $270 million in the first year after the in-service date of the MVP, $230 million in the second year after the in-service date of the MVP and $35 million in the third year after the in-service date of the MVP. In addition, if the MVP in-service date has not occurred by January 1, 2022, EQT has an option, exercisable for a period of twelve months, to forgo $145 million of the gathering fee relief in the first year after the MVP in-service date and $90 million of the gathering fee relief in the second year after the MVP in-service date in exchange for a cash payment from EQM to EQT in the amount of approximately $196 million.

Credit Letter Agreement. On February 26, 2020, EQM and EQT entered into a letter agreement (the Credit Letter Agreement) pursuant to which, among other things, (a) EQM agreed to relieve certain credit posting requirements for EQT, in an amount up to approximately $250 million, under its commercial agreements with EQM, subject to EQT maintaining a minimum credit rating from two of three rating agencies of (i) Ba3 with Moody’s, (ii) BB- with S&P and (iii) BB- with Fitch and (b) EQM agreed to use commercially reasonable good faith efforts to negotiate similar credit support arrangements for EQT in respect of its commitments to the MVP Joint Venture.

Water Services Letter Agreement. On February 26, 2020, EQM entered into a letter agreement with EQT, pursuant to which EQT agreed to utilize EQM for the provision of water services under one or more water services agreements (the Water Services Letter Agreement). The Water Services Letter Agreement is effective as of the first day of the first month following the MVP in-service date and shall expire on the fifth anniversary of such date. During each year of the Water Services Letter Agreement, EQT agreed that fees incurred to EQM for services pursuant to the Water Services Letter Agreement shall be equal to or greater than $60 million per year.

Share Purchase Agreements. On February 26, 2020, the Company entered into two share purchase agreements (the Share Purchase Agreements) with EQT, pursuant to which (i) the Company will purchase 4,769,496 shares of Equitrans Midstream common stock (the Cash Shares) from EQT in exchange for approximately $46 million in cash, (ii) the Company will purchase 20,530,256 shares of Equitrans Midstream common stock (the Rate Relief Shares and, together with the Cash Shares, the Share Purchases) from EQT in exchange for a promissory note (the Rate Relief Note) representing approximately $196 million in aggregate principal amount, and (iii) the Company will pay to EQT cash in the amount of approximately $7 million. At the Share Purchase Closing (as defined below), EQT will assign the Rate Relief Note to EQM as consideration for certain commercial terms, including potential reductions in the gathering fees, contemplated in the EQT Global GGA.

The Share Purchase Agreements contain certain representations, warranties, covenants and conditions to closing, including entry into the Intercompany Loan (as defined below). The transactions contemplated by the Share Purchase Agreements are expected to close in early March 2020 (the Share Purchase Closing).

At the Share Purchase Closing, the Company intends to use borrowings under the Intercompany Loan to fund the purchase of the Cash Shares contemplated by the Share Purchase Agreements in addition to other uses of proceeds. Additionally, at the Share Purchase Closing, the Company will issue the Rate Relief Note to EQT in exchange for the Rate Relief Shares, and EQT will immediately thereafter assign the Rate Relief Note to EQM.

The interest rate for the Rate Relief Note will be fixed at 7.0% per annum and interest payments will be due semi-annually in arrears commencing on the earlier of (i) March 31, 2022 and (ii) the MVP in-service date. The Rate Relief Note will mature on February 29, 2024. The holder of the Rate Relief Note will be able to accelerate amounts payable under the Rate Relief Note upon the Company’s failure to pay debts as they become due and other customary events of default. The Company will be able to prepay the Rate Relief Note in whole or in part at any time without premium or penalty.

Preferred Restructuring Agreement. On February 26, 2020, the Company and EQM entered into a Preferred Restructuring Agreement (the Restructuring Agreement) with all of the holders of Series A Preferred Units (collectively, the Investors), pursuant to which (i) EQM will redeem $600 million of the Investors' Series A Preferred Units issued and outstanding immediately prior to the effective time of the Restructuring Agreement and (ii) the remaining portion of the Series A Preferred Units issued and outstanding immediately prior to the effective time of the Restructuring Agreement will be exchanged for ETRN Preferred Shares on a one for one basis (the ETRN Private Placement), in each case, in connection with the occurrence of the “Series A Change of Control” (as defined in the Partnership Agreement) that will occur upon the closing of the EQM Merger (the Restructuring). The ETRN Preferred Shares to be issued in the ETRN Private Placement have not been registered under the Securities Act of 1933, as amended (the Securities Act), in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

The Restructuring is expected to close substantially concurrent with the closing of the EQM Merger (the Restructuring Closing), subject to the delivery of certain closing deliverables and certain closing conditions, including, among others: (i) the continued accuracy of the representations and warranties contained in the Restructuring Agreement; (ii) the performance by each party of its respective obligations under the Restructuring Agreement; (iii) the absence of any suit, action or proceeding by any governmental authority restraining, precluding, enjoining or prohibiting the Restructuring; (iv) the closing of the EQM Merger either prior to or concurrently with the Restructuring Closing; and (v) the execution of certain agreements and delivery of certain documents related to the Restructuring, including the certificate of designations to be filed by the Company with the Pennsylvania Department of State at the Restructuring Closing (the Certificate of Designations) and a registration rights agreement to be entered into by and among the Company and the Investors (the Registration Rights Agreement).

Pursuant to the Restructuring Agreement, in connection with the Restructuring Closing, the Company will file the Certificate of Designations with the Pennsylvania Department of State in substantially the form attached as an exhibit to the Restructuring Agreement to, among other things, authorize and establish the designations, rights and preferences of the ETRN Preferred Shares.

The ETRN Preferred Shares are a new class of security that will rank pari passu with any other outstanding class or series of preferred stock of Equitrans Midstream and senior to Equitrans Midstream common stock with respect to dividend rights and rights upon liquidation. The ETRN Preferred Shares will vote on an as-converted basis with Equitrans Midstream common stock and will have certain other class voting rights with respect to any amendment to the Certificate of Designations or the Company’s articles of incorporation that would be adverse (other than in a de minimis manner) to any of the rights, preferences or privileges of the ETRN Preferred Shares.

The holders of the ETRN Preferred Shares will receive cumulative quarterly dividends at a rate per annum of 9.75% for each quarter ending on or before March 31, 2024, and thereafter the quarterly dividends at a rate per annum equal to the sum of (i) three-month LIBOR as of a LIBOR Determination Date (as defined in the Certificate of Designation) in respect of the applicable quarter and (ii) 8.15%; provided that the rate per annum shall not be less than 10.50%. The Company will not be entitled to pay any dividends on any junior securities, including any of Equitrans Midstream common stock, prior to paying the quarterly dividends payable to the ETRN Preferred Shares, including any previously accrued and unpaid dividends.

Each holder of the ETRN Preferred Shares may elect to convert all or any portion of the ETRN Preferred Shares owned by it into Equitrans Midstream common stock initially on a one-for-one basis, subject to certain anti-dilution adjustments and an adjustment for any dividends that have accrued but not been paid when due and partial period dividends (referred to as the “conversion rate”), at any time (but not more often than once per fiscal quarter) after April 10, 2021 (or earlier liquidation, dissolution or winding up of the Company), provided that any conversion is for at least $20 million (calculated based on the closing price of the ETRN Preferred Shares on the trading day preceding notice of the conversion) or such lesser amount if such conversion relates to all of a holder’s remaining ETRN Preferred Shares.

The Company may elect to convert all or any portion of the ETRN Preferred Shares for Equitrans Midstream common stock at any time (but not more often than once per quarter) after April 10, 2021 if (i) the Equitrans Midstream common stock is listed for, or admitted to, trading on a national securities exchange, (ii) the closing price per share of Equitrans Midstream common stock on the national securities exchange on which such shares are listed for, or admitted to, trading exceeds 140% of the price at which the ETRN Preferred Shares were issued (the ETRN Preferred Shares Issue Price) for the 20 consecutive trading days immediately preceding notice of the conversion, (iii) the average daily trading volume of the Equitrans Midstream common stock on the national securities exchange on which the Equitrans Midstream common stock is listed for, or admitted to, trading exceeds 1,000,000 shares of Equitrans Midstream common stock for the 20 consecutive trading days immediately preceding notice of the conversion, (iv) the Company has an effective registration statement on file with the Securities and Exchange Commission covering resales of the shares of Equitrans Midstream common stock to be received by such holders upon any such conversion and (v) the Company has paid all accrued quarterly dividends in cash to the holders.

Upon certain events involving a Change of Control (as defined in the Certificate of Designations) in which more than 90% of the consideration payable to the holders of the Equitrans Midstream common stock is payable in cash, the ETRN Preferred Shares will automatically convert into Equitrans Midstream common stock at a conversion ratio equal to the ETRN Preferred Shares Issue Price multiplied by 110% plus any unpaid dividends on such date and any partial period dividend with respect to the ETRN Preferred Shares for the quarter in which the conversion occurs, divided by (ii) the ETRN Preferred Shares Issue Price.

In connection with other Change of Control events that do not satisfy the 90% cash consideration threshold described above, in addition to certain other conditions, each holder of ETRN Preferred Shares may elect to (a) convert all, but not less than all, of its ETRN Preferred Shares into Equitrans Midstream common stock at the then applicable conversion rate, (b) if the Company is not the surviving entity (or if the Company is the surviving entity, but Equitrans Midstream common stock will cease to be listed), require the Company to use commercially reasonable efforts to cause the surviving entity in any such transaction to issue a substantially equivalent security (or if the Company is unable to cause such substantially equivalent securities to be issued, to convert into shares of Equitrans Midstream common stock at a premium of 110% of the ETRN Preferred Shares Issue Price), (c) if the Company is the surviving entity, continue to hold the ETRN Preferred Shares or (d) require the Company to redeem the ETRN Preferred Shares at a price per share equal to 101% of the ETRN Preferred Shares Issue Price, plus accrued and unpaid dividends on the applicable ETRN Preferred Shares and any partial period dividends for the quarter in which the redemption occurs, which redemption price may be payable in cash, Equitrans Midstream common stock or a combination thereof at the election of the Board (and, if payable in Equitrans Midstream common stock, such Equitrans Midstream common stock will be issued at 95% of the VWAP of Equitrans Midstream common stock for the 20-day period ending on the fifth trading day immediately preceding the consummation of the Change of Control). Any holder of ETRN Preferred Shares that requires the Company to redeem its ETRN Preferred Shares pursuant to clause (d) above will have the right to withdraw such election with respect to all, but not less than all, of its ETRN Preferred Shares at any time prior to the fifth trading day immediately preceding the consummation of the Change of Control and instead elect to be treated in accordance with any of clauses (a), (b) or (c) above.

At any time on or after January 1, 2024, the Company will have the right to redeem ETRN Preferred Shares, in whole or in part, by paying cash for each ETRN Preferred Share to be redeemed in an amount equal to the greater of (a) the sum of (i)(1) the ETRN Preferred Shares Issue Price multiplied by (2) 110%, plus (ii) any unpaid dividends on such date and any partial period dividend with respect to the ETRN Preferred Shares for the quarter in which the conversion occurs and (b) the amount the holder of such ETRN Preferred Share would receive if such holder had converted such ETRN Preferred Share into shares of Equitrans Midstream common stock at the applicable conversion ratio and the Company liquidated immediately thereafter.

Pursuant to the terms of the Restructuring Agreement, in connection with the Restructuring Closing, the Company has agreed to enter into the Registration Rights Agreement pursuant to which, among other things, the Company will give the Investors certain rights to require the Company to file and maintain one or more registration statements with respect to the resale of the ETRN Preferred Shares and the shares of Equitrans Midstream common stock that are issuable upon conversion of the ETRN Preferred Shares, and to require the Company to initiate underwritten offerings for the ETRN Preferred Shares and the shares of Equitrans Midstream common stock that are issuable upon conversion of the ETRN Preferred Shares.

Intercompany Loan Agreement. In order to fund the prepayment of amounts outstanding under the ETRN Term Loan Credit Agreement (defined below) and the purchase of the Cash Shares contemplated by the Share Purchase Agreements, the Company intends to enter into a senior unsecured term loan agreement (the Intercompany Loan Agreement) by and among EQM, as lender, and the Company, as borrower, pursuant to which the Company will borrow the stated principal amount of $650 million (the Intercompany Loan) from EQM. The Intercompany Loan Agreement is expected to close in early March 2020 and has an anticipated maturity date in March 2023. It is anticipated that EQM will have the option to accelerate the maturity of the Intercompany Loan upon the Company's failure to pay interest and other obligations as they become due (subject to certain specified grace periods) and upon other customary events of default. It is anticipated that interest on the Intercompany Loan thereunder will accrue and will be payable semi-annually in arrears starting in September 2020 at an interest rate of 7.0% per annum, subject to an additional 2.0% per annum during the occurrence and continuance of certain events of default. The Intercompany Loan Agreement is expected to contain certain customary representations and covenants, including a limitation on indebtedness, subject to certain exceptions to be enumerated therein. The Company is expected to have the option to prepay the Intercompany Loan in whole or in part at any time without premium or penalty, but will not be able to reborrow any Intercompany Loan prepaid. EQM expects to borrow under the EQM Credit Facility (as defined in Note 11) in order to source funds for making the loan to the Company in connection with the Intercompany Loan Agreement.

The Company intends to apply a portion of the proceeds from the Intercompany Loan Agreement to prepay the amounts outstanding under that certain Credit Agreement, dated as of December 31, 2018 (as amended, the ETRN Term Loan Credit Agreement), among the Company, the lenders from time to time party thereto, Goldman Sachs Bank USA, the administrative agent, PNC Bank, National Association, as collateral agent, and any other party thereto. The Company also intends to terminate all of the aggregate revolving commitments under that certain Credit Agreement, dated as of October 31, 2018 (as amended, the Equitrans Midstream Credit Facility), among the Company, the lenders from time to time party thereto, PNC Bank, National Association, as administrative agent, and any other parties thereto.

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
Changes in Internal Control over Financial Reporting. As noted under “Management’s Report on Internal Control over Financial Reporting,” management’s assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of the entities acquired in the Bolt-on Acquisition on April 10, 2019. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company.
Except as noted above, there were no changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Management's Report on Internal Control over Financial Reporting. The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control system is designed to provide reasonable assurance to the management and Board of Directors of the Company regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Accordingly, even effective controls can provide only reasonable assurance with respect to financial statement preparation and presentation.
The management of the Company assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2019. Management’s assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of the entities acquired in the Bolt-on Acquisition on April 10, 2019, which are included in the 2019 consolidated financial statements of the Company and constituted approximately 14% and 25% of total and net assets, respectively, as of December 31, 2019 and 6% of revenues for the year then ended.
Ernst & Young LLP (Ernst & Young), the independent registered public accounting firm that audited the Company's consolidated financial statements, has issued an attestation report on the Company's internal control over financial reporting. Ernst & Young's attestation report on the Company's internal control over financial reporting appears in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated by reference herein.
Item 9B.    Other Information
Not applicable.

PART III
Item 10.     Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated by reference from the information under the captions "PROXY STATEMENT SUMMARY," "ITEM NO. 1 - ELECTION OF DIRECTORS," "EQUITY OWNERSHIP" AND "CORPORATE GOVERNANCE AND BOARD MATTERS" in the Proxy Statement and under the caption "INFORMATION ABOUT OUR EXECUTIVE OFFICERS (AS OF FEBRUARY 27, 2020)" in Part I of this Annual Report on Form 10-K.
Equitrans Midstream has a written Code of Business Conduct and Ethics that applies to Equitrans Midstream's Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer), Chief Accounting Officer (Principal Accounting Officer) and others. The Code of Business Conduct and Ethics is available on Equitrans Midstream's website at www.equitransmidstream.com (accessible by clicking on the "Investors" link on the main page followed by the "Corporate Governance" link), and a printed copy will be delivered free of charge on request by writing to the corporate secretary at Equitrans Midstream Corporation, c/o Corporate Secretary, 2200 Energy Drive, Canonsburg, PA 15317). Any amendments to, or waivers from, a provision of the Company's Code of Business Conduct and Ethics that applies to the Company's Principal Executive Officer, Principal Financial and Principal Accounting Officer and that relates to any element of the code of ethics enumerated in paragraph (b) of Item 406 of Regulation S-K shall be disclosed by posting such information on the Company's website at www.equitransmidstream.com.
Information required by Item 401 of Regulation S-K with respect to executive officers is included after Item 4 at the end of Part I of this Annual Report on Form 10-K under the caption "Information about our Executive Officers (as of February 27, 2020)," and is incorporated herein by reference.
Item 11.        Executive Compensation
The information required by Item 11 is incorporated by reference from the information under the captions "CORPORATE GOVERNANCE AND BOARD MATTERS," "DIRECTORS' COMPENSATION" and "EXECUTIVE COMPENSATION INFORMATION" in the Proxy Statement.
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
Item 14.        Principal Accounting Fees and Services
The information required by Item 14 is incorporated by reference from the information under the caption "ITEM NO. 3 - RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM" in the Proxy Statement.

PART IV
Item 15.        Exhibits and Financial Statement Schedules
(a)        Documents filed as part of this report

1	Financial Statements	Page Reference
	Statements of Consolidated Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017	100
	Statements of Consolidated Cash Flows for the Years Ended December 31, 2019, 2018 and 2017	101
	Consolidated Balance Sheets as of December 31, 2019 and 2018	102
	Statements of Consolidated Equity for the Years Ended December 31, 2019, 2018 and 2017	103
	Notes to Consolidated Financial Statements	104

2	Financial Statement Schedules
	All schedules are omitted since the subject matter thereof is either not present or is not present in amounts sufficient to require submission of the schedules.
	The financial statements of the MVP Joint Venture, Series A are included in this filing as Exhibit 99.1 pursuant to Rule 3-09 of Regulation S-X.

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
Incorporated herein by reference to Exhibit 2.1 to EQM Midstream Partners, LP's Form 8-K (#001-35574) filed on March 10, 2015.
2.9
Amendment No. 1 to Contribution and Sale Agreement, dated as of March 30, 2017, by and among EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP), EQM Midstream Services, LLC (formerly known as EQT Midstream Services, LLC), EQM Gathering Opco, LLC, EQT Corporation, EQT Gathering, LLC, EQT Energy Supply Holdings, LP, and EQT Energy, LLC.
Incorporated herein by reference to Exhibit 2.1 to EQM Midstream Partners, LP's Form 10-Q (#001-35574) for the quarterly period ended March 31, 2017.
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
Incorporated herein by reference to Exhibit 2.1 to EQM Midstream Partners, LP's Form 8-K (#001-35574) filed on October 13, 2016.
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
2.12
Purchase and Sale Agreement, dated as of March 13, 2019, by and between EQM Midstream Partners, LP and North Haven Infrastructure Partners II Buffalo Holdings, LLC. Equitrans Midstream Corporation will furnish supplementally a copy of any omitted schedule and similar attachment to the SEC upon request.

Incorporated herein by reference to Exhibit 2.1 to Form 8-K (#001-38629) filed on March 15, 2019.
3.1	Amended and Restated Articles of Incorporation of Equitrans Midstream Corporation.	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-38629) filed on November 13, 2018.
3.2	Second Amended and Restated Bylaws of Equitrans Midstream Corporation.	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-38629) filed on October 10, 2019.

3.3	Statement with Respect to Shares of Series A Junior Participating Preferred Stock.	Incorporated herein by reference to Exhibit 3.3 to Form 8-K (#001-38629) filed on November 13, 2018.
3.4(a)	Certificate of Formation of EQGP Services, LLC (formerly known as EQT GP Services, LLC).	Incorporated herein by reference to Exhibit 3.3 to EQT GP Holdings, LP's Form S-1 Registration Statement (#333-202053) filed on February 12, 2015.
3.4(b)	Certificate of Amendment to Certificate of Formation of EQGP Services, LLC (formerly known as EQT GP Services, LLC), dated as of October 12, 2018.	Incorporated herein by reference to Exhibit 3.2 to EQGP Holdings, LP's Form 8-K (#001-37380) filed on October 15, 2018.
3.5(a)	Second Amended and Restated Limited Liability Company Agreement of EQGP Services, LLC, dated as of October 12, 2018.	Incorporated herein by reference to Exhibit 3.4 to EQGP Holdings, LP's Form 8-K (#001-37380) filed on October 15, 2018.
3.5(b)	First Amendment to Second Amended and Restated Agreement of Limited Partnership of EQM Midstream Partners, LP, dated as of February 22, 2019.	Incorporated herein by reference to Exhibit 3.1 to EQM Midstream Partners, LP’s Form 8-K (#001-35574) filed on February 22, 2019.
3.5(c)	Second Amendment to Second Amended and Restated Limited Liability Company Agreement of EQGP Services, LLC, dated as of October 9, 2019.	Incorporated herein by reference to Exhibit 3.3 to EQM Midstream Partners, LP’s Form 8-K (#001-35574) filed on October 10, 2019.
3.6	Amended and Restated Certificate of Limited Partnership of EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP), dated as of October 9, 2019.	Incorporated herein by reference to Exhibit 3.2 to EQM Midstream Partners, LP’s Form 8-K (#001-35574) filed on October 10, 2019.
3.7(a)	Fourth Amended and Restated Agreement of Limited Partnership of EQM Midstream Partners, LP, dated as of April 10, 2019.	Incorporated herein by reference to Exhibit 3.1 to EQM Midstream Partners, LP’s Form 8-K (#001-35574) filed on April 10, 2019.
3.7(b)	First Amendment to Fourth Amended and Restated Agreement of Limited Partnership of EQM Midstream Partners, LP, dated as of October 9, 2019.	Incorporated herein by reference to Exhibit 3.1 to EQM Midstream Partners, LP’s Form 8-K (#001-35574) filed on October 10, 2019.
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
Incorporated herein by reference to Exhibit 4.6 to EQM Midstream Partners, LP's Form 8-K (#001-35574) filed on June 25, 2018.
4.7	Shareholder and Registration Rights Agreement, dated as of November 12, 2018, by and between EQT Corporation and Equitrans Midstream Corporation.	Incorporated herein by reference to Exhibit 4.1 to Form 8-K (#001-38629) filed on November 13, 2018.
4.8	Description of Certain of Registrants' Securities.	Filed herewith as Exhibit 4.8.
10.1*	Form of EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP) Phantom Unit Award Agreement.	Incorporated herein by reference to Exhibit 10.6 to Amendment No. 2 to EQM Midstream Partners, LP's Form S-1 Registration Statement (#333-179487) filed on May 10, 2012.
10.2*	Form of EQM Midstream Services, LLC (formerly known as EQT Midstream Services, LLC) Director and/or Executive Officer Indemnification Agreement.	Incorporated herein by reference to Exhibit 10.15 to Amendment No. 3 to EQM Midstream Partners, LP's Form S-1 Registration Statement (#333-179487) filed on June 5, 2012.
10.3*	EQGP Services, LLC (formerly known as EQT GP Services, LLC) 2015 Long-Term Incentive Plan, dated as of May 15, 2015.	Incorporated herein by reference to Exhibit 10.3 to EQGP Holdings, LP's Form 8-K (#001-37380) filed on May 15, 2015.
10.4*	Form of EQGP Services, LLC (formerly known as EQT GP Services, LLC) Director and/or Executive Officer Indemnification Agreement.	Incorporated herein by reference to Exhibit 10.3 to Amendment No. 1 to EQGP Holdings, LP's Form S-1/A Registration Statement (#333-202053) filed on April 1, 2015.
10.5(a)
Revolving Credit Agreement, dated as of October 31, 2018, by and among Equitrans Midstream Corporation, PNC Bank, National Association, as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other lenders party thereto.
Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-38629) filed on October 31, 2018.
10.5(b)
First Amendment to Credit Agreement, dated as of December 31, 2018, by and among Equitrans Midstream Corporation, the lender parties thereto, and PNC Bank, National Association, as Administrative Agent.
Incorporated herein by reference to Exhibit 10.2 to Form 8-K (#001-38629) filed on December 31, 2018.
10.6
Credit Agreement, dated as of December 31, 2018, by and among Equitrans Midstream Corporation, Goldman Sachs Bank USA, as Administrative Agent and Initial Lender, PNC Bank, National Association, as Collateral Agent, and the other lenders from time to time party thereto.
Incorporated herein by reference to Exhibit 10.1 Form 8-K (#001-38629) filed on December 31, 2018.
10.7
Third Amended and Restated Credit Agreement, dated as of October 31, 2018, by and among EQM Midstream Partners, LP, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other lenders party thereto.
Incorporated herein by reference to Exhibit 10.1 to EQM Midstream Partners, LP's Form 8-K (#001-35574) filed on October 31, 2018.

10.8
Amendment No. 1 to Credit Agreement, dated May 7, 2019, by and among Equitrans Midstream Corporation, Goldman Sachs Bank USA, as administrative agent, and PNC Bank, National Association, as collateral agent.
Incorporated herein by reference to Exhibit 10.1 to Form 10-Q (#001-38629) for the quarterly period ended June 30, 2019.
10.9	Term Loan Agreement, dated as of August 16, 2019, by and among EQM Midstream Partners, LP, as borrower, Toronto Dominion (Texas) LLC, as administrative agent, and the lenders party thereto.	Incorporated herein by reference to Exhibit 10.1 to EQM Midstream Partners, LP’s Form 8-K (#001-35574) filed on August 19, 2019.
10.10	Sublease Agreement, effective as of March 1, 2011, by and between Equitrans, L.P. and EQT Production Company.	Incorporated herein by reference to Exhibit 10.12 to Amendment No. 2 to EQM Midstream Partners, LP's Form S-1/A Registration Statement (#333-179487) filed on May 10, 2012.
10.11	Amendment of Sublease Agreement, dated as of April 5, 2012, by and between Equitrans, L.P. and EQT Production Company.	Incorporated herein by reference to Exhibit 10.13 to Amendment No. 2 to EQM Midstream Partners, LP's Form S-1/A Registration Statement (#333-179487) filed on May 10, 2012.
10.12
Transportation Service Agreement Applicable to Firm Transportation Service Under Rate Schedule FTS, Contract No. CW2250463-1296, dated as of January 8, 2016, as amended through December 20, 2017, by and between Equitrans, L.P. and EQT Energy, LLC.
Incorporated herein by reference to Exhibit 10.13 to EQM Midstream Partners, LP's Form 10-K (#001-35574) for the year ended December 31, 2017.
10.13(a)
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
10.13(b)
Amendment No. 1 to Jupiter Gas Gathering Agreement, dated as of December 17, 2014, by and among EQT Production Company and EQT Energy, LLC, on the one hand, and EQM Gathering Opco, LLC, on the other hand.
Incorporated herein by reference to Exhibit 10.24(b) to EQM Midstream Partners, LP's Form 10-K (#001-35574) for the year ended December 31, 2015.
10.13(c)
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
10.13(d)
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
10.13(e)	Amendment No. 4 to Jupiter Gas Gathering Agreement, dated as of June 1, 2017, by and among EQT Production Company and EQT Energy, LLC, on the one hand, and EQM Gathering Opco, LLC, on the other hand.	Incorporated herein by reference to Exhibit 10.2 to EQM Midstream Partners, LP's Form 10-Q (#001-35574) for the quarterly period ended June 30, 2017.

10.13(f)
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
10.13(g)
Amendment No. 6 to Jupiter Gas Gathering Agreement, dated as of March 1, 2019, by and among EQT Production Company and EQT Energy, LLC, on the one hand, and EQM Gathering Opco, LLC, on the other hand. Specific items in this exhibit have been redacted, as marked by three asterisks [***].
Incorporated herein by reference to Exhibit 10.14 to Form 10-Q (#001-38629) for the quarterly period ended March 31, 2019.
10.14(a)
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
10.14(b)
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
10.14(c)
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
10.14(d)
Amendment No. 3 to Gas Gathering Agreement for the Mercury, Pandora, Pluto and Saturn Gas Gathering Systems, dated June 1, 2019, by and among EQT Production Company and EQT Energy, LLC, on the one hand, and EQM Gathering Opco, LLC, on the other hand. Specific items in this exhibit have been redacted, as marked by [***].

Incorporated herein by reference to Exhibit 10.3 to Form 10-Q (#001-38629) for the quarterly period ended on June 30, 2019.
10.15(a)
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
10.15(b)
Amendment No. 1 to Gas Gathering Agreement for the WG-100 Gas Gathering System, dated as of April 1, 2017, by and among EQT Production Company and EQT Energy, LLC, on the one hand, and EQM Gathering Opco, LLC, on the other hand.
Incorporated herein by reference to Exhibit 10.1 to EQM Midstream Partners, LP's Form 10-Q (#001-35574) for the quarterly period ended June 30, 2017.
10.15(c)
Amendment No. 2 to Gas Gathering Agreement for the WG-100 Gas Gathering System, dated June 1, 2019, by and among EQT Production Company and EQT Energy, LLC, on the one hand, and EQM Gathering Opco, LLC, on the other hand. Specific items in this exhibit have been redacted, as marked by [***].
Incorporated herein by reference to Exhibit 10.2 to Form 10-Q (#001-38629) for the quarterly period ended June 30, 2019.
10.16(a)	Gas Gathering and Compression Agreement, dated as of December 22, 2014, by and among Rice Drilling B LLC, RM Partners LP (formerly known as Rice Midstream Partners LP) and Alpha Shale Resources LP.	Incorporated herein by reference to Exhibit 10.3 to Rice Midstream Partners LP's Form 8-K (#001-36789) filed on December 22, 2014.

10.16(b)
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
Incorporated herein by reference to Exhibit 10.50 to Registration Statement on Form 10-12B/A (#001-38629) filed on September 25, 2018.
10.16(c)
Second Amendment to Gas Gathering and Compression Agreement, dated June 1, 2019, by and among Rice Drilling B LLC, Alpha Shale Resources LP and RM Partners, LP. Specific items in this exhibit have been redacted, as marked by [***].
Incorporated herein by reference to Exhibit 10.4 to Form 10-Q (#001-38629) for the quarterly period ended June 30, 2019.
10.17
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
10.18
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
Incorporated herein by reference to Exhibit 10.3 to EQM Midstream Partners, LP's Form 10-Q (#001-35574) for the quarterly period ended June 30, 2018.
10.19	Amended and Restated Water Services Agreement, dated as of November 4, 2015, by and between Rice Drilling D LLC and Rice Water Services (PA) LLC.	Incorporated herein by reference to Exhibit 10.2 to Rice Midstream Partners LP's Form 8-K (#001-36789) filed on November 5, 2015.
10.20	Amended and Restated Water Services Agreement, dated as of November 4, 2015, by and between Rice Drilling B LLC and Rice Water Services (OH) LLC.	Incorporated herein by reference to Exhibit 10.3 to Rice Midstream Partners, LP's Form 8-K (#001-36789) filed on November 5, 2015.
10.21(a)
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
10.21(b)
First Amendment to Third Amended and Restated Limited Liability Company Agreement of Mountain Valley Pipeline, LLC, dated as of February 5, 2020, by and among MVP Holdco, LLC, US Marcellus Gas Infrastructure, LLC, WGL Midstream, Inc., Con Edison Gas Pipeline and Storage, LLC, RGC Midstream, LLC and Mountain Valley Pipeline, LLC. Specific items in this exhibit have been redacted, as marked by three asterisks [***], because confidential treatment for those items has been granted by the SEC. The redacted material has been separately filed with the SEC.
Filed herewith as Exhibit 10.21(b).
10.22
Assignment and Assumption Agreement, dated as of March 30, 2015, by and among Equitrans Gathering, LLC (formerly known as EQT Gathering, LLC), EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP) and MVP Holdco, LLC.
Incorporated herein by reference to Exhibit 10.3 to EQM Midstream Partners, LP's Form 10-Q (#001-35574) for the quarterly period ended March 31, 2015.
10.23
Letter Agreement, dated as of March 1, 2019, among RM Partners LP, Equitrans, L.P., Rice Drilling B LLC, EQM Gathering OPCO, LLC and Alpha Shale Resources LP. Specific items in this exhibit have been redacted, as marked by three asterisks [***].
Incorporated herein by reference to Exhibit 10.15 to Form 10-Q (#001-38629) for the quarterly period ended March 31, 2019.

10.24	Omnibus Agreement, dated as of May 15, 2015, by and among EQGP Holdings, LP (formerly known as EQT GP Holdings, LP), EQGP Services, LLC (formerly known as EQT GP Services, LLC) and EQT Corporation.	Incorporated herein by reference to Exhibit 10.1 to EQGP Holdings, LP's Form 8-K (#001-37380) filed on May 15, 2015.
10.25(a)	Amended and Restated Omnibus Agreement, dated November 13, 2018, among EQT Corporation, EQM Midstream Partners, LP and EQM Midstream Services, LLC.	Incorporated herein by reference to Exhibit 10.1 to EQM Midstream Partners, LP's Form 8-K (#001-35574) filed on November 13, 2018.
10.25(b)	Second Amended and Restated Omnibus Agreement, dated November 13, 2018, among EQT Corporation, RM Partners LP, EQM Midstream Management LLC, and EQM Poseidon Midstream LLC.	Incorporated herein by reference to Exhibit 10.2 to EQM Midstream Partners, LP's Form 8-K (#001-35574) filed on November 13, 2018.
10.26	Secondment Agreement, dated as of November 13, 2018, by and among Equitrans Midstream Corporation, EQM Midstream Partners, LP and EQM Midstream Services, LLC.	Incorporated herein by reference to Exhibit 10.3 to Form 8-K (#001-38629) filed on November 13, 2018.
10.27
Amended and Restated Omnibus Agreement, dated as of March 31, 2019, by and among Equitrans Midstream Corporation, EQM Midstream Partners, LP, EQGP Services, LLC and, for limited purposes, EQM Midstream Services, LLC.

Incorporated herein by reference to Exhibit 10.6 to Form 10-Q (#001-38629) for the quarterly period ended March 31, 2019.
10.28	Joinder Agreement, dated as of March 18, 2019, by and between EQM Midstream Partners, LP and Kayne Anderson MLP/Midstream Investment Company.	Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-38629) filed on March 19, 2019.
10.29	Joinder Agreement, dated as of March 18, 2019, by and between EQM Midstream Partners, LP and Kayne Anderson Midstream/Energy Fund, Inc.	Incorporated herein by reference to Exhibit 10.2 to Form 8-K (#001-38629) filed on March 19, 2019.
10.30	Joinder Agreement, dated as of March 18, 2019, by and between EQM Midstream Partners, LP and Centaurus Capital LP.	Incorporated herein by reference to Exhibit 10.3 to Form 8-K (#001-38629) filed on March 19, 2019.
10.31	Joinder Agreement, dated as of March 18, 2019, by and between EQM Midstream Partners, LP and MTP Energy Opportunities Fund II LLC.	Incorporated herein by reference to Exhibit 10.4 to Form 8-K (#001-38629) filed on March 19, 2019.
10.32	Joinder Agreement, dated as of March 18, 2019, by and between EQM Midstream Partners, LP and MTP Energy Master Fund LLC.	Incorporated herein by reference to Exhibit 10.5 to Form 8-K (#001-38629) filed on March 19, 2019.
10.33	Joinder Agreement, dated as of March 18, 2019, by and between EQM Midstream Partners, LP and Tortoise Direct Opportunities Fund II, LP.	Incorporated herein by reference to Exhibit 10.6 to Form 8-K (#001-38629) filed on March 19, 2019.
10.34	Joinder Agreement, dated as of March 18, 2019, by and between EQM Midstream Partners, LP and Portcullis Partners, LP.	Incorporated herein by reference to Exhibit 10.7 to Form 8-K (#001-38629) filed on March 19, 2019.

10.35
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
10.36
Transportation Service Agreement Applicable to Firm Transportation Service Under Rate Schedule FTS, Contract No. EQTR 20242-852, dated as of September 24, 2014 and amended through April 1, 2019, by and between Equitrans, L.P. and EQT Energy, LLC.
Incorporated herein by reference to Exhibit 10.5 to Form 10-Q (#001-38629) for the quarterly period ended June 30, 2019.
10.37
Transportation Service Agreement Applicable to Firm Transportation Service Under Rate Schedule FTS, Contract No. EQTR19837-1296, dated as of January 8, 2016 and amended through January 9, 2020, by and between Equitrans, L.P. and EQT Energy, LLC.
Filed herewith as Exhibit 10.37.
10.38	Amended and Restated EQGP Services, LLC 2012 Long-Term Incentive Plan, dated as of February 22, 2019.	Incorporated herein by reference to Exhibit 10.1 to EQM Midstream Partners, LP's Form 8-K (#001-35574) filed on February 22, 2019.
10.39	Equitrans Midstream Corporation Directors' Deferred Compensation Plan.	Incorporated herein by reference to Exhibit 4.3 to Registration Statement on Form S-8 (File No. 333-228340) filed on November 9, 2018.
10.40	Equitrans Midstream Corporation 2018 Long-Term Incentive Plan.	Incorporated herein by reference to Exhibit 4.3 to Registration Statement on Form S-8 (File No. 333-228337) filed on November 9, 2018.
10.41	Equitrans Midstream Corporation Executive Short-Term Incentive Plan.	Incorporated herein by reference to Exhibit 10.7 to Form 8-K (#001-38629) filed on November 13, 2018.
10.42	Equitrans Midstream Corporation 2018 Payroll Deduction and Contribution Program.	Incorporated herein by reference to Exhibit 10.8 to Form 8-K (#001-38629) filed on November 13, 2018.
10.43*	Letter Agreement, dated as of August 9, 2018, with Thomas F. Karam.	Incorporated herein by reference to Exhibit 10.57 to Registration Statement on Form 10-12B/A (#001-38629) filed on October 18, 2018.
10.44*	Letter Agreement, dated as of September 4, 2018, with Kirk R. Oliver.	Incorporated herein by reference to Exhibit 10.58 to Registration Statement on Form 10-12B/A (#001-38629) filed on October 18, 2018.
10.45*	Amended and Restated Confidentiality, Non-Solicitation and Non-Competition Agreement, dated as of January 15, 2019, with Diana M. Charletta	Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-38629) filed on January 22, 2019.
10.46(a)*	Amended and Restated Confidentiality, Non-Solicitation and Non-Competition Agreement, dated as of July 29, 2015, with Charlene Petrelli.	Incorporated herein by reference to Exhibit 10.64 to Registration Statement on Form 10-12B/A (#001-38629) filed on October 18, 2018.
10.46(b)*	Transition Agreement and General Release, dated as of January 3, 2019, with Charlene Petrelli.	Incorporated herein by reference to Exhibit 10.44(b) to Form 10-K (#001-38629) filed on February 14, 2019.

10.47	Amended and Restated Confidentiality, Non-Solicitation and Non-Competition Agreement, dated as of July 29, 2015, with Robert C. Williams.	Incorporated herein by reference to Exhibit 10.65 to Registration Statement on Form 10/A (#001-38629) filed on October 18, 2018.
10.48(a)*	Confidentiality, Non-Solicitation and Non-Competition Agreement, dated as of September 8, 2008, with Phillip D. Swisher.	Incorporated herein by reference to Exhibit 10.66 to Registration Statement on Form 10-12B/A (#001-38629) filed on October 18, 2018.
10.48(b)*	Amendment to Confidentiality, Non-Solicitation and Non-Competition Agreement, dated as of January 1, 2014, with Phillip D. Swisher.	Incorporated herein by reference to Exhibit 10.67 to Registration Statement on Form 10-12B/A (#001-38629) filed on October 18, 2018.
10.48(c)*	Second Amendment to Confidentiality, Non-Solicitation and Non-Competition Agreement, dated as of January 1, 2015, with Phillip D. Swisher.	Incorporated herein by reference to Exhibit 10.68 to Registration Statement on Form 10-12B/A (#001-38629) filed on October 18, 2018.
10.49*	Amended and Restated Confidentiality, Non-Solicitation and Non-Competition Agreement, dated as of November 13, 2018, by and between Equitrans Midstream Corporation and Thomas F. Karam.	Incorporated herein by reference to Exhibit 10.9 to Form 8-K (#001-38629) filed on November 13, 2018.
10.50*	Amended and Restated Confidentiality, Non-Solicitation and Non-Competition Agreement, dated as of November 13, 2018, by and between Equitrans Midstream Corporation and Kirk R. Oliver.	Incorporated herein by reference to Exhibit 10.10 to Form 8-K (#001-38629) filed on November 13, 2018.
10.51*	Separation Agreement and General Release, dated as of April 1, 2019, by and between Equitrans Midstream Corporation and Robert C. Williams.	Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-38629) filed on April 1, 2019.
10.52*	Letter Agreement, dated April 2, 2019, with Stephen M. Moore.	Incorporated herein by reference to Exhibit 10.12 to Form 10-Q (#001-38629) for the quarterly period ended March 31, 2019.
10.53*	Confidentiality, Non-Solicitation and Non-Competition Agreement, dated April 15, 2019, with Stephen M. Moore.	Incorporated herein by reference to Exhibit 10.13 to Form 10-Q (#001-38629) for the quarterly period ended March 31, 2019.
10.54*	Form of Agreement of Assignment of Confidentiality, Non-Solicitation and Non-Competition Agreement.	Incorporated herein by reference to Exhibit 10.11 to Form 8-K (#001-38629) filed on November 13, 2018.
10.55(a)*	Confidentiality, Non-Solicitation and Non-Competition Agreement, dated as of March 7, 2013, between EQT Corporation and Brian Pietrandrea.	Incorporated herein by reference to Exhibit 10.2 to Form 10-Q (#001-38629) for the quarterly period ended September 30, 2019.
10.55(b)*	Amendment to Confidentiality, Non-Solicitation and Non-Competition Agreement, effective as of January 1, 2014, between EQT Corporation and Brian P. Pietrandrea.	Incorporated herein by reference to Exhibit 10.3 to Form 10-Q (#001-38629) for the quarterly period ended September 30, 2019.
10.55(c)*	Second Amendment to Confidentiality, Non-Solicitation and Non-Competition Agreement, effective as of January 1, 2015, between EQT Corporation and Brian P. Pietrandrea.	Incorporated herein by reference to Exhibit 10.4 to Form 10-Q (#001-38629) for the quarterly period ended September 30, 2019.

10.55(d)*	Third Amendment to Confidentiality, Non-Solicitation and Non-Competition Agreement, effective as of August 20, 2019, between Equitrans Midstream Corporation and Brian P. Pietrandrea.	Incorporated herein by reference to Exhibit 10.5 to Form 10-Q (#001-38629) for the quarterly period ended September 30, 2019.
10.56*	Form of Equitrans Midstream Corporation Director and/or Executive Officer Indemnification Agreement.	Incorporated herein by reference to Exhibit 10.16 to Registration Statement on Form 10-12B/A (#001-38629) filed on October 18, 2018.
10.57*
Convertible Preferred Unit Purchase Agreement, dated as of March 13, 2019, by and among EQM Midstream Partners, LP and the Purchasers party thereto. Equitrans Midstream Corporation will furnish supplementally a copy of any omitted schedule and similar attachment to the SEC upon request.

Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-38629) filed on March 15, 2019.
10.58	Equitrans Midstream Corporation 2019 Performance Share Unit Program.	Incorporated herein by reference to Exhibit 10.7(a) to Form 10-Q (#001-38629) for the quarterly period ended March 31, 2019.
10.59	Form of Equitrans Midstream Corporation Restricted Stock Award Agreement (Standard) under 2018 Long-Term Incentive Plan (2019 grants).	Incorporated herein by reference to Exhibit 10.7(b) to Form 10-Q (#001-38629) for the quarterly period ended March 31, 2019.
10.60	Form of Participant Award Agreement under the 2019 Performance Share Unit Program.	Incorporated herein by reference to Exhibit 10.7(c) to Form 10-Q (#001-38629) for the quarterly period ended March 31, 2019.
10.61	Amendment to 2018 EQT Incentive Performance Share Unit Program	Incorporated herein by reference to Exhibit 10.8 to Form 10-Q (#001-38629) for the quarterly period ended March 31, 2019.
10.62	2019 Short-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.9 to Form 10-Q (#001-38629) for the quarterly period ended March 31, 2019.
10.63	Form of Equitrans Midstream Corporation Director Participant Award Agreement	Incorporated herein by reference to Exhibit 10.10 to Form 10-Q (#001-38629) for the quarterly period ended March 31, 2019.
21.1	Schedule of Subsidiaries.	Filed herewith as Exhibit 21.1.
23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith as Exhibit 23.1.
23.2	Consent of Independent Registered Public Accounting Firm (Mountain Valley Pipeline, LLC - Series A).	Filed herewith as Exhibit 23.2.
31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith as Exhibit 31.1.
31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith as Exhibit 31.2.
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Furnished herewith as Exhibit 32.
99.1	Mountain Valley Pipeline, LLC (Series A) financial statements.	Filed herewith as Exhibit 99.1.
101	Inline Interactive Data File.	Filed herewith as Exhibit 101.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith as Exhibit 104.
Each management contract and compensatory arrangement in which any director or any named executive officer participates has been marked with an asterisk (*)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Equitrans Midstream Corporation
(Registrant)

By:	/s/ KIRK R. OLIVER
Kirk R. Oliver
Senior Vice President and Chief Financial Officer
February 27, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ THOMAS F. KARAM	Chief Executive	February 27, 2020
Thomas F. Karam	Officer and Chairman
(Principal Executive Officer)

/s/ KIRK R. OLIVER	Senior Vice President and Chief	February 27, 2020
Kirk R. Oliver	Financial Officer
(Principal Financial Officer)

/s/ BRIAN P. PIETRANDREA	Vice President and Chief	February 27, 2020
Brian P. Pietrandrea	Accounting Officer
(Principal Accounting Officer)

/s/ VICKY A. BAILEY	Director	February 27, 2020
Vicky A. Bailey

/s/ SARAH M. BARPOULIS	Director	February 27, 2020
Sarah M. Barpoulis

/s/ KENNETH M. BURKE	Director	February 27, 2020
Kenneth M. Burke

/s/ MARGARET K. DORMAN	Director	February 27, 2020
Margaret K. Dorman

/s/ D. MARK LELAND	Director	February 27, 2020
D. Mark Leland

/s/ NORMAN J. SZYDLOWSKI	Director	February 27, 2020
Norman J. Szydlowski

/s/ ROBERT F. VAGT	Director	February 27, 2020
Robert F. Vagt