Form 10-Q
period 2020-06-30
Equitrans Midstream Corp
filed 2020-08-04
CIK 1747009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes  ☐  No  ☒
As of July 31, 2020, 432,470 shares of common stock (in thousands), no par value, and 30,018 shares of Series A Perpetual Convertible Preferred Shares (in thousands), no par value, of the registrant were outstanding.

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
EQGP – EQGP Holdings, LP (formerly known as EQT GP Holdings, LP) and its subsidiaries.
EQM – EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP) and its subsidiaries.
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
gas – natural gas.
Minimum volume commitments (MVC or MVCs) – contracts for gathering or water services that obligate the customer to pay for a fixed amount of volumes daily, monthly, annually or over the life of the contract.
Mountain Valley Pipeline (MVP) – an estimated 300 mile, 42-inch diameter natural gas interstate pipeline with a targeted capacity of 2.0 Bcf per day that will span from the Company's existing transmission and storage system in Wetzel County, West Virginia to Pittsylvania County, Virginia, providing access to the growing Southeast demand markets.
Mountain Valley Pipeline, LLC (MVP Joint Venture) – a joint venture among the Company and, as applicable, affiliates of each of NextEra Energy, Inc., Consolidated Edison, Inc. (Con Edison), AltaGas Ltd. and RGC Resources, Inc. that is constructing the MVP and the MVP Southgate (defined below).
MVP Southgate – a proposed 75-mile interstate pipeline that will extend from the MVP at Pittsylvania County, Virginia to new delivery points in Rockingham and Alamance Counties, North Carolina.
Preferred Interest – the preferred interest that the Company has in EQT Energy Supply, LLC (EES), a subsidiary of EQT.

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
NYSE – New York Stock Exchange
SEC – U.S. Securities and Exchange Commission

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

EQUITRANS MIDSTREAM CORPORATION
 Statements of Consolidated Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Thousands, except per share amounts)
Operating revenues (a)	$340,590	$406,167	$793,703	$795,949
Operating expenses:
Operating and maintenance (a)	41,663	46,556	80,085	74,439
Selling, general and administrative (a)	32,821	27,224	62,560	59,402
Separation and other transaction costs	11,453	15,568	22,813	24,350
Depreciation	63,151	56,759	124,499	107,270
Amortization of intangible assets	16,205	13,750	30,786	24,137
Impairments of long-lived assets (b)	—	80,135	55,581	80,135
Total operating expenses	165,293	239,992	376,324	369,733
Operating income	175,297	166,175	417,379	426,216
Equity income (c)	56,244	36,782	110,316	67,845
Other income (d)	12,979	706	17,142	2,567
Loss on early extinguishment of debt (e)	—	—	24,864	—
Net interest expense (a)	66,795	61,713	133,549	122,662
Income before income taxes	177,725	141,950	386,424	373,966
Income tax expense	34,267	11,470	53,406	43,920
Net income	143,458	130,480	333,018	330,046
Net income attributable to noncontrolling interests	86,964	55,959	206,792	199,226
Net income attributable to Equitrans Midstream	56,494	74,521	126,226	130,820
Preferred dividends (f)	29,504	—	29,504	—
Net income attributable to Equitrans Midstream common shareholders	$26,990	$74,521	$96,722	$130,820

Earnings per share of common stock attributable to Equitrans Midstream - basic (g)	$0.10	$0.29	$0.38	$0.51
Earnings per share of common stock attributable to Equitrans Midstream - diluted (g)	$0.10	$0.29	$0.38	$0.51

Weighted average common shares outstanding - basic	260,883	254,917	254,254	254,845
Weighted average common shares outstanding - diluted	260,883	254,967	254,254	254,895

Statement of comprehensive income:
Net income	$143,458	$130,480	$333,018	$330,046
Other comprehensive income (loss), net of tax:
Pension and other post-retirement benefits liability adjustment, net of tax expense of $10, $7, $20 and $15	30	22	60	(273)
Other comprehensive income (loss)	30	22	60	(273)
Comprehensive income	143,488	130,502	333,078	329,773
Less: Comprehensive income attributable to noncontrolling interests	86,964	55,959	206,792	199,226
Less: Comprehensive income attributable to preferred dividends (f)	29,504	—	29,504	—
Comprehensive income attributable to Equitrans Midstream common shareholders	$27,020	$74,543	$96,782	$130,547

Dividends declared per common share	$0.15	$0.45	$0.30	$0.90

(a)Includes related party activity with EQT. See Note 7.
(b)See Note 4 for disclosure regarding impairments of long-lived assets.
(c)Represents equity income from the MVP Joint Venture. See Note 8.
(d)See Note 10 for disclosures regarding derivative instruments.
(e)See Note 9 for disclosure regarding loss on early extinguishment of debt.
(f)See Notes 2 and 11 for disclosures regarding the Equitrans Midstream Preferred Shares.
(g)See Note 11 for disclosure regarding the Company's calculation of net income per share of common stock (basic and diluted).

The accompanying notes are an integral part of these consolidated financial statements.

EQUITRANS MIDSTREAM CORPORATION
Statements of Consolidated Cash Flows (Unaudited)

	Six Months Ended June 30,
	2020	2019
	(Thousands)
Cash flows from operating activities:
Net income	$333,018	$330,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	124,499	107,270
Amortization of intangible assets	30,786	24,137
Deferred income taxes	51,735	43,920
Impairments of long-lived assets (Note 4)	55,581	80,135
Equity income (Note 8)	(110,316)	(67,845)
Other income	(17,207)	(2,851)
Loss on early extinguishment of debt	24,864	—
Share-based compensation plans	6,340	2,618
Changes in other assets and liabilities:
Accounts receivable	14,160	(12,094)
Accounts payable	8,139	(48,907)
Accrued interest	5,857	(6,608)
Deferred revenue	74,183	—
Other assets and other liabilities	(8,639)	(27,278)
Net cash provided by operating activities	593,000	422,543
Cash flows from investing activities:
Capital expenditures	(269,099)	(482,578)
Capital contributions to the MVP Joint Venture	(78,634)	(301,175)
Bolt-on Acquisition (as defined in Note 3), net of cash acquired	—	(848,625)
Principal payments received on the Preferred Interest	2,467	2,298
Net cash used in investing activities	(345,266)	(1,630,080)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	1,940,000	1,129,000
Payments on revolving credit facility borrowings	(2,055,000)	(670,500)
Proceeds from the issuance of long-term debt	1,600,000	—
Payment for retirement of long-term debt	(594,000)	(31,325)
Debt issuance costs and credit facility origination fees	(26,622)	—
Redemption of EQM Series A Preferred Units (as defined in Note 1)	(617,338)	—
Distributions paid to noncontrolling interest unitholders	(128,770)	(189,308)
Distributions paid to holders of EQM Series A Preferred Units	(51,002)	—
Dividends paid to common shareholders	(148,653)	(218,859)
Cash Shares and Cash Amount (as defined in Note 6)	(52,323)	—
Purchase of EQGP common units	—	(238,455)
Proceeds from issuance of EQM Series A Preferred Units, net of offering costs	—	1,158,313
Net cash (used in) provided by financing activities	(133,708)	938,866

Net change in cash and cash equivalents	114,026	(268,671)
Cash and cash equivalents at beginning of period	88,322	294,172
Cash and cash equivalents at end of period	$202,348	$25,501

Cash paid during the period for:
Interest, net of amount capitalized	$125,948	$127,542

Non-cash activity during the period for:
Issuance of Equitrans Midstream common stock pursuant to the EQM Merger (as defined in Note 1), net of tax	$2,736,229	$—
Issuance of Equitrans Midstream Preferred Shares pursuant to the Restructuring Agreement (as defined in Note 1)	667,214	—
Contract liability	121,483	—
Partial period distributions on EQM Series A Preferred Units converted in the EQM Merger	10,929	—
The accompanying notes are an integral part of these consolidated financial statements.

EQUITRANS MIDSTREAM CORPORATION
Consolidated Balance Sheets (Unaudited)

	June 30, 2020	December 31, 2019
	(Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$202,348	$88,322
Accounts receivable (net of allowance for credit losses of $2,850 and allowance for doubtful accounts of $285 as of June 30, 2020 and December 31, 2019, respectively) (a)(b)	238,476	255,344
Other current assets (a)	62,350	31,546
Total current assets	503,174	375,212

Property, plant and equipment	8,690,186	8,583,124
Less: accumulated depreciation	(883,251)	(859,157)
Net property, plant and equipment	7,806,935	7,723,967

Investment in unconsolidated entity	2,592,432	2,324,108
Goodwill	486,698	486,698
Net intangible assets	749,000	797,439
Deferred income tax asset	—	90,597
Other assets (a)	307,012	243,688
Total assets	$12,445,251	$12,041,709

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$—	$6,000
Accounts payable	111,710	128,114
Capital contributions payable to the MVP Joint Venture	124,523	45,150
Accrued interest	79,312	73,455
Accrued liabilities	87,023	83,238
Total current liabilities	402,568	335,957

Long-term liabilities:
Revolving credit facility borrowings (c)	787,500	902,500
Long-term debt	6,438,041	5,421,983
Contract liability (d)	247,188	—
Deferred income tax liability	255,338	—
Regulatory and other long-term liabilities	97,484	99,189
Total liabilities	8,228,119	6,759,629

Mezzanine equity:
Equitrans Midstream Preferred Shares, 30,018 and 0 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively (e)	669,465	—

Shareholders' equity:
Common stock, no par value, 432,469 and 254,745 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	3,952,672	1,292,804
Retained deficit	(866,084)	(618,062)
Accumulated other comprehensive loss	(1,966)	(2,026)
Total common shareholders' equity	3,084,622	672,716
Noncontrolling interests	463,045	4,609,364
Total shareholders' equity	3,547,667	5,282,080
Total liabilities, mezzanine equity and shareholders' equity	$12,445,251	$12,041,709

(a)Includes related party activity with EQT. See Note 7.
(b)See Note 1 for a discussion of the adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.
(c)As of June 30, 2020, the Company had aggregate borrowings outstanding of approximately $485 million and $303 million on the Amended EQM Credit Facility and the Eureka Credit Facility, respectively (as each is defined in Note 9). As of December 31, 2019, the Company had aggregate borrowings outstanding of approximately $610 million and $293 million on the Amended EQM Credit Facility and the Eureka Credit Facility, respectively. The Company had no borrowings outstanding under the Equitrans Midstream Credit Facility as of December 31, 2019. See Note 9 for further detail.
(d)See Note 6 for disclosure regarding the Company's contract liabilities.
(e)See Note 2 for disclosures regarding the Equitrans Midstream Preferred Shares.

The accompanying notes are an integral part of these consolidated financial statements.

EQUITRANS MIDSTREAM CORPORATION
Statements of Consolidated Shareholders' Equity and Mezzanine Equity (Unaudited)

	Common Stock
				Accumulated
			Retained	Other
	Shares	No	Earnings	Comprehensive	Noncontrolling	Total
	Outstanding	Par Value	(Deficit)	Loss	Interests	Equity
	(Thousands, except per share and unit amounts)
Balance at January 1, 2019	254,271	$425,370	$33,932	$(1,509)	$4,801,840	$5,259,633
Other comprehensive income (net of tax):
Net income	—	—	56,299	—	143,267	199,566
Pension and other post-retirement benefits liability adjustment, net of tax expense of $8	—	—	316	(295)	—	21
Dividends ($0.41 per share)	—	—	(104,251)	—	—	(104,251)
Share-based compensation plans	413	853	—	—	255	1,108
Distributions paid to noncontrolling interest unitholders ($1.13 per common unit for EQM)	—	—	—	—	(94,030)	(94,030)
Purchase of EQGP common units	—	(38,648)	—	—	(199,807)	(238,455)
Net changes in ownership of consolidated entities (See Note 2)	—	991,098	—	—	(1,337,641)	(346,543)
Balance at March 31, 2019	254,684	$1,378,673	$(13,704)	$(1,804)	$3,313,884	$4,677,049
Other comprehensive income (net of tax):
Net income	—	—	74,521	—	55,959	130,480
Pension and other post-retirement benefits liability adjustment, net of tax expense of $7	—	—	—	22	—	22
Dividends ($0.45 per share)	—	—	(114,608)	—	—	(114,608)
Share-based compensation plans	7	1,510	—	—	—	1,510
Distributions paid to noncontrolling interest unitholders ($1.145 per common unit for EQM)	—	—	—	—	(95,278)	(95,278)
Issuance of EQM Series A Preferred Units, net of offering costs	—	—	—	—	1,158,313	1,158,313
Bolt-on Acquisition	—	—	—	—	486,062	486,062
Net changes in ownership of consolidated entities	—	1,627	—	—	—	1,627
Balance at June 30, 2019	254,691	$1,381,810	$(53,791)	$(1,782)	$4,918,940	$6,245,177

							Mezzanine
							Equity
	Common Stock
				Accumulated			Equitrans
			Retained	Other			Midstream
	Shares	No	Earnings	Comprehensive	Noncontrolling	Total	Preferred
	Outstanding	Par Value	(Deficit)	Loss	Interests	Equity	Shares
	(Thousands, except per share and unit amounts)
Balance at January 1, 2020	254,745	$1,292,804	$(618,062)	$(2,026)	$4,609,364	$5,282,080	$—
Other comprehensive income (net of tax):
Net income	—	—	69,732	—	119,828	189,560	—
Pension and other post-retirement benefits liability adjustment, net of tax expense of $10	—	—	—	30	—	30	—
Dividends on common shares ($0.45 per share)	(178)	—	(115,400)	—	—	(115,400)	—
Share-based compensation plans	85	4,500	—	—	285	4,785	—
Distributions paid to noncontrolling interest unitholders ($1.16 per common unit for EQM)	—	—	—	—	(96,526)	(96,526)	—
Distributions paid to holders of EQM Series A Preferred Units ($1.0364 per EQM Series A Preferred Unit (as defined in Note 1))	—	—	—	—	(25,501)	(25,501)	—
Share Purchase Agreements (as defined in Note 6)	(25,300)	—	(190,992)	—	—	(190,992)	—
Adoption of Topic 326 (as defined in Note 1)	—	—	(3,718)	—	—	(3,718)	—
Balance at March 31, 2020	229,352	$1,297,304	$(858,440)	$(1,996)	$4,607,450	$5,044,318	$—
Other comprehensive income (net of tax):
Net income	—	—	54,243	—	86,964	141,207	2,251
Pension and other post-retirement benefits liability adjustment, net of tax expense of $10	—	—	—	30	—	30	—
Dividends on common shares ($0.15 per share)	—	—	(34,634)	—	—	(34,634)	—
Share-based compensation plans	(20)	1,856	—	—	—	1,856	—
Distributions paid to noncontrolling interest unitholders ($0.3875 per common unit for EQM)	—	—	—	—	(32,244)	(32,244)	—
Distributions paid to holders of EQM Series A Preferred Units ($1.0364 per EQM Series A Preferred Unit (as defined in Note 1))	—	—	—	—	(25,501)	(25,501)	—
Partial period distributions on EQM Series A Preferred Units converted in the EQM Merger	—	—	—	—	(10,929)	(10,929)	—
Redemption of EQM Series A Preferred Units	—	—	(27,253)	—	(590,085)	(617,338)	—
Restructuring Agreement (as defined in Note 1)	—	(82,717)	—	—	(579,157)	(661,874)	667,214
EQM Merger (as defined in Note 1)	203,137	2,736,229	—	—	(2,993,453)	(257,224)	—
Balance at June 30, 2020	432,469	$3,952,672	$(866,084)	$(1,966)	$463,045	$3,547,667	$669,465

The accompanying notes are an integral part of these consolidated financial statements.

EQUITRANS MIDSTREAM CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
1. Financial Statements
Organization. On November 12, 2018, Equitrans Midstream Corporation (together with its consolidated subsidiaries as applicable, the Company or Equitrans Midstream), EQT and, for certain limited purposes, EQT Production Company, a wholly owned subsidiary of EQT, entered into a Separation and Distribution Agreement (the Separation and Distribution Agreement), pursuant to which, among other things, EQT effected the Separation, including the transfer of certain assets and liabilities to Equitrans Midstream, and distributed 80.1% of the then outstanding shares of common stock, no par value, of Equitrans Midstream (Equitrans Midstream common stock) to EQT shareholders of record as of the close of business on November 1, 2018 (the Distribution). The Distribution was effective at 11:59 p.m., Eastern Time, on the Separation Date. As part of the Separation, EQT retained the remaining 19.9% of the outstanding shares in Equitrans Midstream.
EQM Merger. On June 17, 2020, pursuant to that certain Agreement and Plan of Merger, dated as of February 26, 2020 (the EQM Merger Agreement), by and among the Company, EQM LP Corporation, a wholly owned subsidiary of the Company (EQM LP), LS Merger Sub, LLC, a wholly owned subsidiary of EQM LP (Merger Sub), EQM and EQGP Services, LLC, the general partner of EQM (the EQM General Partner), Merger Sub merged with and into EQM (the EQM Merger), with EQM continuing and surviving as an indirect, wholly owned subsidiary of the Company. Upon consummation of the EQM Merger, the Company acquired all of the outstanding common units representing limited partner interests in EQM (EQM Common Units) that the Company and its subsidiaries did not already own. Following the closing of the EQM Merger, EQM was no longer a publicly traded entity. See Note 2 for further information on the EQM Merger.
Preferred Restructuring Agreement. On February 26, 2020, Equitrans Midstream and EQM entered into a Preferred Restructuring Agreement (the Restructuring Agreement) with all of the holders of the Series A Perpetual Convertible Preferred Units representing limited partner interests in EQM (such units, EQM Series A Preferred Units and, such investors, collectively, the Investors), pursuant to which, at the effective time of the EQM Merger (the Effective Time): (i) EQM redeemed $600 million aggregate principal amount of the Investors' EQM Series A Preferred Units issued and outstanding immediately prior to the Restructuring Closing (defined below), which occurred substantially concurrent with the closing of the EQM Merger, for cash at 101% of the EQM Series A Preferred Unit purchase price of $48.77 per such unit (the EQM Series A Preferred Unit Purchase Price) plus any accrued and unpaid distribution amounts and partial period distribution amounts, and (ii) immediately following such redemption, each remaining issued and outstanding EQM Series A Preferred Unit was exchanged for 2.44 shares of a newly authorized and created series of preferred stock, without par value, of Equitrans Midstream, convertible into Equitrans Midstream common stock (the Equitrans Midstream Preferred Shares) on a one for one basis (the Equitrans Midstream Private Placement), in each case, in connection with the occurrence of the “Series A Change of Control” (as defined in the Fourth Amended and Restated Agreement of Limited Partnership of EQM (as amended, the EQM Partnership Agreement)) that occurred upon the closing of the EQM Merger (collectively, the Restructuring and, the closing of the Restructuring, the Restructuring Closing). See Note 2 for further information on the Restructuring Agreement.
Basis of Presentation. References in these financial statements to Equitrans Midstream or the Company refer collectively to Equitrans Midstream Corporation and, as applicable, its consolidated subsidiaries for all periods presented, unless otherwise indicated or the context clearly otherwise requires.
The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited consolidated financial statements include all adjustments (consisting of only normal, recurring adjustments, unless otherwise disclosed in this Quarterly Report on Form 10-Q) necessary for a fair presentation of the financial position of the Company as of June 30, 2020 and December 31, 2019, the results of its operations and equity for the three and six months ended June 30, 2020 and 2019 and its cash flows for the six months ended June 30, 2020 and 2019. The consolidated balance sheet at December 31, 2019 has been derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2019, which includes all disclosures required by GAAP.
Due to, among other things, the seasonal nature of the Company's utility customer contracts and temporary volume curtailments by the Company's largest customer, the interim statements for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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
The Company adopted the standard on January 1, 2020, using the modified retrospective method for all financial assets recorded at amortized cost. Results for reporting periods beginning after January 1, 2020 are presented under Topic 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company's current expected credit loss (CECL) methodology considers risks of collection based on a customer’s current credit status. The standard requires an entity to assess whether financial assets share similar risk characteristics and, if so, group such assets in a pool. Customer balances are aggregated for evaluation based on their credit risk rating, which takes into account changes in economic factors that impact a customer’s ability to meet its financial obligations. The Company's CECL methodology assigns a reserve, even if remote, to each customer based on credit risk. The table below summarizes the changes in the allowance for credit losses by outstanding receivable for the six months ended June 30, 2020:

	Accounts Receivable	Contract Asset (a)	Preferred Interest in EES (b)	Total
Balance at December 31, 2019	$(285)	$—	$—	$(285)
Adoption of Topic 326	(2,708)	—	(1,010)	(3,718)
Provision for expected credit losses	143	(183)	31	(9)
Balance at June 30, 2020	$(2,850)	$(183)	$(979)	$(4,012)
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
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which enhances and simplifies various aspects of the income tax accounting guidance including the elimination of certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company early-adopted the standard in the first quarter of 2020 with no significant effect on its financial statements or related disclosures.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance is applicable for the Amended EQM Credit Facility, the Amended 2019 EQM Term Loan Agreement and the Eureka Credit Facility, as well as for each dividend following March 31, 2024 for the Equitrans Midstream Preferred Shares, which each use the London Inter-Bank Offered Rate (LIBOR) as a reference rate. The ASU is effective immediately but is only available through December 31, 2022. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.
2. Investments in Consolidated, Non-Wholly Owned Entities
Investment in EQM
EQM IDR Transaction. On February 22, 2019, the Company completed a simplification transaction pursuant to that certain Agreement and Plan of Merger, dated as of February 13, 2019, by and among the Company and certain related parties, pursuant to which, among other things, (i) Equitrans Merger Sub, LP merged with and into EQGP (the IDR Merger) with EQGP continuing as the surviving limited partnership and a wholly owned subsidiary of EQM, and (ii) each of (a) the IDRs in EQM, (b) the economic portion of the general partner interest in EQM and (c) the issued and outstanding EQGP Common Units were canceled, and, as consideration for such cancellation, certain affiliates of the Company received on a pro rata basis 80,000,000 newly-issued EQM Common Units and 7,000,000 newly-issued Class B units representing limited partner interests in EQM (Class B units), and the EQM General Partner retained the non-economic general partner interest in EQM (such transactions, collectively, the EQM IDR Transaction). Additionally, as part of the EQM IDR Transaction, 21,811,643 EQM Common Units held by EQGP were canceled and 21,811,643 EQM Common Units were issued pro rata to certain subsidiaries of the Company. As a result of the EQM IDR Transaction, the EQM General Partner replaced EQM Midstream Services, LLC (EQM Services) as the general partner of EQM.
After giving effect to the EQM IDR Transaction, including the issuance of Class B units, Equitrans Gathering Holdings, LLC (Equitrans Gathering Holdings), EQM GP Corporation (EQM GP Corp) and Equitrans Midstream Holdings, LLC (EMH), each a wholly owned subsidiary of Equitrans Midstream, held 89,505,616, 89,536 and 27,650,303 EQM Common Units, respectively, for a total of 117,245,455 EQM Common Units. Additionally, Equitrans Gathering Holdings, EQM GP Corp and EMH held 6,153,907, 6,155 and 839,938 Class B units, respectively, for a total of 7,000,000 Class B units.
During the first quarter of 2019, as a result of the EQM IDR Transaction, the Company recorded, in the aggregate, a $991.1 million increase of common stock, no par value, a decrease in noncontrolling interest of $1.3 billion and a decrease in deferred tax asset of $346.5 million.
EQM Merger. As discussed in Note 1, on June 17, 2020, the Company, EQM, EQM LP, Merger Sub and the EQM General Partner completed the EQM Merger, pursuant to which Merger Sub merged with and into EQM, with EQM continuing and surviving as an indirect, wholly owned subsidiary of the Company. As a result of the EQM Merger, EQM is no longer a publicly traded entity.
At the Effective Time, subject to applicable tax withholding, (i) each outstanding EQM Common Unit, other than EQM Common Units owned by the Company and its subsidiaries, was converted into the right to receive 2.44 shares of Equitrans Midstream common stock (the Merger Consideration); (ii) (x) $600.0 million aggregate principal amount of the EQM Series A Preferred Units issued and outstanding immediately prior to the Effective Time were redeemed by EQM for cash at 101% of the EQM Series A Preferred Unit Purchase Price plus any accrued and unpaid distribution amounts and partial period distribution amounts, and (y) immediately following such redemption, each remaining issued and outstanding EQM Series A Preferred Unit was exchanged for 2.44 Equitrans Midstream Preferred Shares; and (iii) each outstanding phantom unit relating to an EQM Common Unit issued pursuant to the Amended and Restated EQGP Services, LLC 2012 Long-Term Incentive Plan, dated as of February 22, 2019 (the EQM LTIP), and any other award issued pursuant to the EQM LTIP, whether vested or unvested, was converted into the right to receive, with respect to each EQM common unit subject thereto, the Merger Consideration (plus any accrued but unpaid amounts in relation to distribution equivalent rights). The limited partner interests in EQM owned by the Company and its subsidiaries (including the Class B units) remained outstanding as limited partner interests in the surviving entity. The EQM General Partner continued to own the non-economic general partner interest in the surviving entity.
As a result of the EQM Merger, the Company acquired the 83,251,212 EQM Common Units that the Company and its subsidiaries did not already own and exchanged each unit for the Merger Consideration.
No fractional shares of Equitrans Midstream common stock were issued in the EQM Merger; instead, all fractions of Equitrans Midstream common stock to which an EQM common unitholder otherwise would have been entitled were aggregated and the resulting fraction was rounded up to the nearest whole share of Equitrans Midstream common stock.
In connection with the EQM Merger at the Effective Time, the Company's omnibus and secondment agreements with EQM and certain other subsidiaries of the Company terminated, subject to the survival of certain license rights and indemnification obligations.

Because the Company controlled EQM both before and after the EQM Merger, the increase in the Company’s ownership interest in EQM resulting from the EQM Merger was accounted for as an equity transaction and reflected as a reduction of the noncontrolling interest associated with public ownership of EQM Common Units, offset by an increase in common stock, no par value. No gain or loss was recognized in the Company’s statement of consolidated comprehensive income as a result of the EQM Merger. In addition, the tax effects of the EQM Merger are reported as adjustments to deferred income taxes and common stock, consistent with ASC 740, Income Taxes.
Immediately prior to the completion of the EQM Merger, the public limited partners collectively owned a 40.1% interest in EQM, excluding the impact of the EQM Series A Preferred Units. The publicly-owned EQM Common Units, prior to completion of the EQM Merger, were reflected within noncontrolling interest in the Company's consolidated balance sheets as of March 31, 2020. The portion of EQM earnings attributable to publicly held EQM Common Units prior to completion of the EQM Merger was reflected in net income attributable to noncontrolling interests in the Company's statements of consolidated comprehensive income.
During the second quarter of 2020, as a result of the EQM Merger, the Company recorded, in the aggregate, a $2.7 billion increase of common stock, no par value, a decrease in noncontrolling interest of $3.0 billion and an increase in deferred tax liability of $257.2 million.
Additionally, for the period from January 1, 2020 to June 17, 2020, the Company determined that EQM was a variable interest entity. Through the Company's ownership and control of the general partner of EQM during the applicable periods, the Company had the power to direct the activities that most significantly affected EQM's economic performance. As a result of the EQM Merger, EQM is no longer considered a variable interest entity.
The Company recorded $11.4 million and $22.8 million in expenses related to the EQM Merger and the EQT Global GGA (defined in Note 4) during the three and six months ended June 30, 2020, respectively. The expenses for both the three and six months ended June 30, 2020 primarily include advisor, legal and accounting fees related to the transactions and are included in separation and other transaction costs in the statements of consolidated comprehensive income.
Preferred Restructuring Agreement. As discussed in Note 1, on June 17, 2020, concurrently with the closing of the EQM Merger: (i) EQM redeemed $600 million aggregate principal amount of the EQM Series A Preferred Units issued and outstanding immediately prior to the Effective Time for cash at 101% of the EQM Series A Preferred Unit Purchase Price plus any accrued and unpaid distribution amounts and partial period distribution amounts, and (ii) immediately following such redemption, each remaining issued and outstanding EQM Series A Preferred Unit was exchanged for 2.44 Equitrans Midstream Preferred Shares, in each case, in connection with the occurrence of the “Series A Change of Control” (as defined in the EQM Partnership Agreement) that occurred upon the closing of the EQM Merger. The Equitrans Midstream Preferred Shares issued were not registered under the Securities Act of 1933, as amended (the Securities Act), in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.
On June 17, 2020, the Company paid cash of $617.3 million to redeem $600 million aggregate principal amount of the Investors’ EQM Series A Preferred Units and pay partial period distributions on such EQM Series A Preferred Units. At the time of the redemption, the carrying value of the EQM Series A Preferred Units was $590.1 million, resulting in a premium over the carrying value of $27.3 million. The premium represents a return similar to distributions to the holders of the EQM Series A Preferred Units and, as such, reduces net income attributable to Equitrans Midstream common shareholders, and was recorded in retained earnings (deficit) in the statements of consolidated shareholders' equity and mezzanine equity. On August 13, 2020, pursuant to the terms of the Certificate of Designations (defined below), the Company also expects to pay $10.9 million in the aggregate to holders of Equitrans Midstream Preferred Shares related to forgone partial period distributions on the EQM Series A Preferred Units that were converted into Equitrans Midstream Preferred Shares in connection with the EQM Merger.
Pursuant to the Restructuring Agreement, in connection with the Restructuring Closing, the Company filed a statement with respect to shares, attaching a Certificate of Designations (the Certificate of Designations), with the Pennsylvania Department of State to, among other things, authorize and establish the designations, rights and preferences of the Equitrans Midstream Preferred Shares.
The Equitrans Midstream Preferred Shares are a new class of security that ranks pari passu with any other outstanding class or series of preferred stock of the Company and senior to Equitrans Midstream common stock with respect to dividend rights and rights upon liquidation. The Equitrans Midstream Preferred Shares vote on an as-converted basis with Equitrans Midstream common stock and have certain other class voting rights with respect to any amendment to the Certificate of Designations or the Company’s Amended and Restated Articles of Incorporation that would be adverse (other than in a de minimis manner) to any of the rights, preferences or privileges of the Equitrans Midstream Preferred Shares.

The holders of the Equitrans Midstream Preferred Shares will receive cumulative quarterly dividends at a rate per annum of 9.75% for each quarter ending on or before March 31, 2024, and thereafter quarterly dividends at a rate per annum equal to the sum of (i) three-month LIBOR as of the LIBOR Determination Date (as defined in the Certificate of Designations) in respect of the applicable quarter and (ii) 8.15%; provided that such rate per annum in respect of periods after March 31, 2024 will not be less than 10.50%. The Company is not permitted to pay any dividends on any junior securities, including on Equitrans Midstream common stock, prior to paying the quarterly dividends payable to the Equitrans Midstream Preferred Shares, including any previously accrued and unpaid dividends.

Each holder of the Equitrans Midstream Preferred Shares may elect to convert all or any portion of the Equitrans Midstream Preferred Shares owned by it into Equitrans Midstream common stock initially on a one-for-one basis, subject to certain anti-dilution adjustments and an adjustment for any dividends that have accrued but not been paid when due and partial period dividends (referred to as the “conversion rate”), at any time (but not more often than once per fiscal quarter) after April 10, 2021 (or immediately prior to a liquidation, dissolution or winding up of the Company), provided that any conversion involves an aggregate number of Equitrans Midstream Preferred Shares of at least $20.0 million (calculated based on the closing price of Equitrans Midstream common stock on the trading day preceding notice of the conversion) or such lesser amount if such conversion relates to all of a holder’s remaining Equitrans Midstream Preferred Shares or if such conversion is approved by the Company's Board of Directors.
So long as the holders of the Equitrans Midstream Preferred Shares have not elected to convert all of their Equitrans Midstream Preferred Shares into Equitrans Midstream common stock, the Company may elect to convert all of the Equitrans Midstream Preferred Shares into Equitrans Midstream common stock, at the then-applicable conversion rate, at any time after April 10, 2021 if (i) the shares of Equitrans Midstream common stock are listed for, or admitted to, trading on a national securities exchange, (ii) the closing price per share of Equitrans Midstream common stock on the national securities exchange on which the shares of Equitrans Midstream common stock are listed for, or admitted to, trading exceeds $27.99 for the 20 consecutive trading days immediately preceding notice of the conversion, (iii) the average daily trading volume of the Equitrans Midstream common stock on the national securities exchange on which the shares of Equitrans Midstream common stock are listed for, or admitted to, trading exceeds 1,000,000 shares (subject to certain adjustments) of Equitrans Midstream common stock for the 20 consecutive trading days immediately preceding notice of the conversion, (iv) the Company has an effective registration statement on file with the SEC covering resales of the shares of Equitrans Midstream common stock to be received by such holders upon any such conversion and (v) the Company has paid all prior accumulated and unpaid dividends in cash in full to the holders.

Upon certain events involving a Change of Control (as defined in the Certificate of Designations) in which more than 90% of the consideration payable to the Company, or to the holders of Equitrans Midstream common stock, is payable in cash, the Equitrans Midstream Preferred Shares will automatically convert into Equitrans Midstream common stock at a conversion ratio equal to the greater of (i) the quotient of (a) the sum of (x) $19.99 (such price, the Equitrans Midstream Preferred Share Issue Price) plus (y) any accrued and unpaid dividends as of such date, including any partial period dividends, with respect to the Equitrans Midstream Preferred Shares, divided by (b) the Equitrans Midstream Preferred Share Issue Price and (ii) the quotient of (a) the sum of (x)(1) the Equitrans Midstream Preferred Share Issue Price multiplied by (2) 110% plus (y) any accrued and unpaid dividends on such date, including any partial period dividends with respect to the Equitrans Midstream Preferred Shares, divided by (b) the volume weighted average price of the shares of Equitrans Midstream common stock for the 30-day period ending immediately prior to the execution of definitive documentation relating to the Change of Control.

In connection with other Change of Control events that do not satisfy the 90% cash consideration threshold described above, in addition to certain other conditions, each holder of Equitrans Midstream Preferred Shares may elect to (i) convert all, but not less than all, of its Equitrans Midstream Preferred Shares into Equitrans Midstream common stock at the then-applicable conversion rate, (ii) if the Company is not the surviving entity (or if the Company is the surviving entity, but Equitrans Midstream common stock will cease to be listed), require the Company to use commercially reasonable efforts to cause the surviving entity in any such transaction to deliver, in exchange for such holder's Equitrans Midstream Preferred Shares, a substantially equivalent security that has rights, preferences and privileges substantially equivalent to the Equitrans Midstream Preferred Shares (or if the Company is unable to cause such substantially equivalent securities to be issued, to exercise the option described in clause (i) or (iv) hereof or elect to convert such Equitrans Midstream Preferred Shares at a conversion ratio reflecting a multiple of invested capital), (iii) if the Company is the surviving entity, continue to hold the Equitrans Midstream Preferred Shares or (iv) require the Company to redeem the Equitrans Midstream Preferred Shares at a price per share equal to 101% of the Equitrans Midstream Preferred Share Issue Price, plus accrued and unpaid dividends, including any partial period dividends, on the applicable Equitrans Midstream Preferred Shares as of such date, which redemption price may be payable in cash, Equitrans Midstream common stock or a combination thereof at the election of the Company's Board of Directors (and, if payable in Equitrans Midstream common stock, such Equitrans Midstream common stock will be issued at 95% of the volume-weighted average price of Equitrans Midstream common stock for the 20-day period ending on the fifth trading day immediately preceding the consummation of the Change of Control). Any holder of Equitrans Midstream Preferred Shares that requires the Company to redeem its Equitrans Midstream Preferred Shares pursuant to clause (iv) above will have the right to withdraw such election with respect to all, but not less than all, of its Equitrans Midstream Preferred Shares at any time prior to the fifth trading day immediately preceding the consummation of the Change of Control and instead elect to be treated in accordance with any of clauses (i), (ii) or (iii) above.
At any time on or after January 1, 2024, the Company will have the right, subject to applicable law, to redeem the Equitrans Midstream Preferred Shares, in whole or in part, by paying cash for each Equitrans Midstream Preferred Share to be redeemed in an amount equal to the greater of (a) the sum of (i)(1) the Equitrans Midstream Preferred Share Issue Price multiplied by (2) 110%, plus (ii) any accrued and unpaid dividends, including partial period dividends, with respect to the Equitrans Midstream Preferred Shares as of such date and (b) the amount the holder of such Equitrans Midstream Preferred Share would receive if such holder had converted such Equitrans Midstream Preferred Share into shares of Equitrans Midstream common stock at the then-applicable conversion ratio and the Company liquidated immediately thereafter.
Pursuant to the terms of the Restructuring Agreement, in connection with the Restructuring Closing, the Company entered into a registration rights agreement with the Investors (the Registration Rights Agreement) pursuant to which, among other things, the Company gave the Investors certain rights to require the Company to file and maintain one or more registration statements with respect to the resale of the Equitrans Midstream Preferred Shares and the shares of Equitrans Midstream common stock that are issuable upon conversion of the Equitrans Midstream Preferred Shares, and certain Investors have the right to require the Company to initiate underwritten offerings for the Equitrans Midstream Preferred Shares and the shares of Equitrans Midstream common stock that are issuable upon conversion of the Equitrans Midstream Preferred Shares. On July 13, 2020, the Company filed with the SEC a registration statement on Form S-3 in respect of such resales.
During the second quarter of 2020, as a result of the Restructuring Closing, the Company recorded an increase in mezzanine equity of $667.2 million, a decrease in noncontrolling interest of $579.2 million and a decrease in common stock, no par value, of $82.7 million, net of deferred taxes of $5.3 million.
The Equitrans Midstream Preferred Shares are considered redeemable securities under GAAP due to the possibility of redemption outside the Company’s control. They are therefore presented as temporary equity in the mezzanine equity section of the Company’s consolidated balance sheets and are not considered to be a component of shareholders’ equity on the consolidated balance sheets. The Equitrans Midstream Preferred Shares have been recorded at fair value as of the date of issuance, and income allocations increase the carrying value and declared dividends decrease the carrying value of the Equitrans Midstream Preferred Shares. As the Equitrans Midstream Preferred Shares are not currently redeemable and not probable of becoming redeemable, adjustment to the initial carrying amount is not necessary and would only be required if it becomes probable that the Equitrans Midstream Preferred Shares would become redeemable.
3. Mergers, Acquisitions and Divestitures
EQM Merger. See Note 2.
Bolt-on Acquisition. On March 13, 2019, EQM entered into a Purchase and Sale Agreement with North Haven Infrastructure Partners II Buffalo Holdings, LLC (NHIP), an affiliate of Morgan Stanley Infrastructure Partners, pursuant to which EQM acquired from NHIP a 60% Class A interest in Eureka Midstream Holdings, LLC (Eureka Midstream) and a 100% interest in Hornet Midstream Holdings, LLC (Hornet Midstream) (collectively, the Bolt-on Acquisition) for total consideration of approximately $1.04 billion, composed of approximately $852 million in cash, net of purchase price adjustments, and approximately $192 million in assumed pro-rata debt. At the time of the acquisition, Eureka Midstream owned a 190-mile gathering header pipeline system in Ohio and West Virginia that services both dry Utica and wet Marcellus Shale production and Hornet Midstream owned a 15-mile, high-pressure gathering system in West Virginia that connects to the Eureka Midstream system. The Bolt-on Acquisition closed on April 10, 2019 and was funded through proceeds from the March 2019 private placement by EQM of an aggregate of 24,605,291 EQM Series A Preferred Units that closed concurrently with the Bolt-on Acquisition.
At the closing of the Bolt-on Acquisition, a subsidiary of Hornet Midstream terminated all of its obligations under its term loan credit agreement and repaid the $28.2 million outstanding principal balance and $0.1 million in related interest and fees.
The Company recorded $15.2 million and $16.7 million in acquisition-related expenses related to the Bolt-on Acquisition during the three and six months ended June 30, 2019. The Bolt-on Acquisition acquisition-related expenses included $13.5 million for professional fees and $1.7 million for compensation arrangements for the three months ended June 30, 2019 and $15.0 million and $1.7 million for compensation arrangements for the six months ended June 30, 2019, and are included in separation and other transaction costs in the statements of consolidated comprehensive income.

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

(in thousands)	Preliminary Purchase Price Allocation (As initially reported)	Measurement Period Adjustments (a)	Purchase Price Allocation (As adjusted)
Consideration given:
Cash consideration (b)	$861,250	$(11,404)	$849,846
Buyout of portion of Eureka Midstream Class B Units and incentive compensation	2,530	—	2,530
Total consideration	863,780	(11,404)	852,376

Fair value of liabilities assumed:
Current liabilities	52,458	(9,857)	42,601
Long-term debt	300,825	—	300,825
Other long-term liabilities	10,203	—	10,203
Amount attributable to liabilities assumed	363,486	(9,857)	353,629

Fair value of assets acquired:
Cash	15,145	—	15,145
Accounts receivable	16,817	—	16,817
Inventory	12,991	(26)	12,965
Other current assets	882	—	882
Net property, plant and equipment	1,222,284	(8,906)	1,213,378
Intangible assets (c)	317,000	(6,000)	311,000
Deferred tax asset	5,773	(5,268)	505
Other assets	14,567	—	14,567
Amount attributable to assets acquired	1,605,459	(20,200)	1,585,259

Noncontrolling interests	(486,062)	7,602	(478,460)

Goodwill as of April 10, 2019	$107,869	$(8,663)	$99,206
Impairment of goodwill (d)			(99,206)
Goodwill as of June 30, 2020			$—
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
As part of the preliminary purchase price allocation, the Company identified intangible assets for customer relationships with third-party customers. The fair value of the customer relationships with third-party customers was determined using the income approach, which requires a forecast of the expected future cash flows generated and an estimated market-based weighted average cost of capital. Significant unobservable inputs in the determination of fair value include future revenue estimates, future cost assumptions and estimated customer retention rates. As a result, the estimated fair value of the identified intangible assets represents a Level 3 fair value measurement. The Company calculates amortization of intangible assets using the straight-line method over the estimated useful life of the intangible assets. The Company has been utilizing a useful life of 20 years for the Eureka Midstream-related intangible assets and 7.25 years for the Hornet Midstream-related intangible assets. As a result of the expected changes in cash flows due to decreases in producer activity driven by lower natural gas prices, as of April 1, 2020, the Company prospectively changed the remaining useful life of the Eureka Midstream-related intangible assets to 10.75 years, increasing the expected annual amortization expense by $9.1 million. As a result, the estimated annual amortization expense for the remaining six months of 2020 and over the successive five years is as follows: 2020 $11.6 million, 2021 $23.3 million, 2022 $23.3 million, 2023 $23.3 million, 2024 $23.3 million and 2025 $23.3 million.
In conjunction with the Bolt-on Acquisition, the Company recorded tax deductible goodwill of $43.0 million. The Company does not have tax basis on the portion attributable to the noncontrolling limited partners of EQM.

Divestitures
On August 14, 2019, Equitrans, L.P., a subsidiary of the Company, entered into a Purchase and Sale Agreement with Diversified Gas & Oil Corporation for the sale of its Copley gathering system (including approximately 530 miles of FERC-regulated low-pressure gathering pipelines, four compressor stations and related assets) for a purchase price of $1,000. The initial transaction closed on September 26, 2019 in respect of non-certificated gathering assets comprising a portion of the Copley gathering system. During the fourth quarter of 2019, the second transaction closed following FERC approval of the abandonment of the certificated assets.
4.  Impairments of Long-Lived Assets and Other-Than-Temporary Decline in Value
Goodwill. On February 26, 2020 (the EQT Global GGA Effective Date), the Company (through EQM) entered into a Gas Gathering and Compression Agreement (the EQT Global GGA) with EQT for the provision of certain gas gathering services to EQT in the Marcellus and Utica Shales of Pennsylvania and West Virginia (as further discussed in Note 6). Prior to the EQT Global GGA Effective Date, the Company operated three reportable operating segments and seven reporting units, which are one level below the operating segment level and are generally based on how segment management reviews the Company's operating results. Commencing with the EQT Global GGA Effective Date, the Company reduced its reporting units from seven to six and maintained its three reportable operating segments. As of the EQT Global GGA Effective Date, the only reporting unit to which the Company had goodwill recorded related to the Pennsylvania gathering assets acquired in connection with EQM's merger with Rice Midstream Partners LP in July 2018 (RMP PA Gas Gathering reporting unit). As a result of the EQT Global GGA, the assets under, and operations associated with, the RMP PA Gas Gathering reporting unit and the reporting unit associated with the gas gathering and compression activities of EQM Gathering Opco, LLC, an indirect wholly owned subsidiary of EQM (EQM Opco reporting unit), were combined to service a collective MVC under the agreement. Therefore, effective on the EQT Global GGA Effective Date, the RMP PA Gas Gathering reporting unit was merged with and into the EQM Opco reporting unit, with the EQM Opco reporting unit surviving.
During the first quarter of 2020, the Company identified impairment indicators in the form of significant declines in the unit price of EQM Common Units and corresponding market capitalization. Management considered these declines as indicators that the fair value of the RMP PA Gas Gathering reporting unit was more likely than not below its carrying amount, and the performance of an interim quantitative goodwill impairment assessment was required. Additionally, as a result of the combination of the RMP PA Gas Gathering reporting unit and the EQM Opco reporting unit, the Company tested both the RMP

PA Gas Gathering and the merged EQM Opco reporting units for goodwill impairment. In estimating the fair value of the RMP PA Gas Gathering and the merged EQM Opco reporting units, the Company used a combination of the income approach and the market approach. The Company used the income approach’s discounted cash flow method, which applies significant inputs not observable in the public market (Level 3), including estimates and assumptions related to the use of an appropriate discount rate, future throughput volumes, operating costs, capital spending and changes in working capital. The Company used the market approach’s comparable company and reference transaction methods. The comparable company method evaluates the value of a company using metrics of other businesses of similar size and industry. The reference transaction method evaluates the value of a company based on pricing multiples derived from similar transactions entered into by similar companies.
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
As of March 31, 2020, the Company performed a recoverability test of the Hornet Midstream long-lived assets due to decreased producer activity. As a result of the recoverability test, management determined that the carrying value of the Hornet Midstream long-lived assets acquired in the Bolt-on Acquisition was not recoverable under ASC 360, Impairment Testing: Long-Lived Assets Classified as Held and Used. The Hornet Midstream asset group consists of gathering assets and customer-related intangible assets. During the first quarter of 2020, the Company estimated the fair value of the Hornet Midstream asset group and determined that the fair value was not in excess of the assets’ carrying value, which resulted in impairment charges of approximately $37.9 million to the gathering assets and approximately $17.7 million to the customer-related intangible assets both within the Company’s Gathering segment. The non-cash impairment charges were recognized during the first quarter of 2020 and are included in the impairments of long-lived assets line on the statements of consolidated comprehensive income for the six months ended June 30, 2020.
During 2019, the Company reassessed its asset groupings for its regulated pipelines due to certain regulatory ratemaking policy changes affecting the regulated pipelines, changes in strategic focus and plans for segmentation of operations. Prior to the second quarter of 2019, the Company defined its regulated asset grouping to include the FERC-regulated transmission and storage assets, integrated with the low-pressure assets due to overlapping operations, a shared costs structure and similar ratemaking structures. During the second quarter of 2019, Equitrans L.P., the Company's FERC-regulated subsidiary, reached a settlement related to its FERC Form 501-G report, which was focused solely on the Company’s FERC-regulated transmission and storage assets. Further, management increased its operational focus and emphasis on high-pressure gathering assets as illustrated by the consummation of the Bolt-on Acquisition. As a result of these regulatory changes and shift in operational focus, beginning with the second quarter of 2019, the Company grouped its FERC-regulated assets in two asset groupings: FERC-regulated transmission and storage assets and FERC-regulated low-pressure gathering assets. Upon the change in asset grouping, management evaluated whether any indicators of impairment were present and in conjunction with the evaluation, the Company determined that the carrying values for the non-core FERC-regulated low-pressure gathering assets exceeded their undiscounted cash flows. Additionally, following the settlement related to the FERC Form 501-G report, management does not currently plan to seek to recover the deficient cash flows through a future rate proceeding. The Company therefore estimated the fair values of FERC-regulated low-pressure gathering assets and determined that their fair values were not in excess of the assets’ carrying values, which resulted in recognized impairments of property and equipment of approximately $80.1 million during the second quarter of 2019 related to the assets within the Company's Gathering segment. As a result of the impairment, the assets carry no book value. The non-cash impairment charge is included in the impairments of long-lived assets line on the statements of consolidated comprehensive income for the period ended June 30, 2019. See Note 3 for a discussion on the divestiture of certain of the Company's low-pressure gathering assets. Additionally, on April 30, 2020, the Company filed with the FERC its request to abandon the remaining 927 miles of its non-core, FERC-regulated low-pressure gathering pipelines and 11 related compressor station facilities.
The Company is also required to evaluate its equity method investments, including investments in the MVP Joint Venture, to determine whether they are impaired under ASC 323, Investments - Equity Method and Joint Ventures. The standard for determining whether an impairment must be recorded under ASC 323 is whether there occurred an other-than-temporary decline in value. The evaluation and measurement of impairments under ASC 323 involves the same uncertainties as described above for long-lived assets that the Company owns directly and accounts for in accordance with ASC 360. The estimates that the Company makes with respect to its equity method investments are based upon assumptions that management believes are reasonable, and the impact of variations in these estimates or the underlying assumptions could be material. Additionally, if the projects in which the Company holds these investments recognize an impairment under ASC 360, the Company would record its proportionate share of that impairment loss and would evaluate its investment for an other-than-temporary decline in value under ASC 323. The Company evaluated its equity method investments, including investments in the MVP Joint Venture, as of June 30, 2020 and determined that there was not an other-than-temporary decline in value.
There is risk that the carrying value of the Company's investments in the MVP Joint Venture may be impaired in the future. There are ongoing legal and regulatory matters that must be resolved favorably before the MVP and MVP Southgate projects can be completed. Assumptions and estimates utilized to test the Company’s investments in the MVP Joint Venture for impairment may change if adverse or delayed resolutions to these matters were to occur, which could have a material effect on the fair value of the Company's investments in the MVP Joint Venture.
5. Financial Information by Business Segment
The Company reports its operations in three segments that reflect its three lines of business: Gathering, Transmission and Water. Gathering includes predominantly dry gas gathering systems of high-pressure gathering lines and FERC-regulated low-pressure gathering lines; Transmission includes FERC-regulated interstate pipelines and storage systems; and Water consists of the Company's water pipelines, impoundment facilities, pumping stations, take point facilities and measurement facilities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Thousands)
Revenues from customers:
Gathering	$221,531	$285,666	$531,578	$547,547
Transmission	88,925	92,767	195,540	202,626
Water	30,134	27,734	66,585	45,776
Total operating revenues	$340,590	$406,167	$793,703	$795,949
Operating income:
Gathering	$116,233	$94,131	$271,461	$276,209
Transmission	59,820	63,244	138,254	147,994
Water	12,303	10,072	30,055	11,258
Headquarters (a)	(13,059)	(1,272)	(22,391)	(9,245)
Total operating income	$175,297	$166,175	$417,379	$426,216

Reconciliation of operating income to net income:
Equity income (b)	$56,244	$36,782	$110,316	$67,845
Other income	12,979	706	17,142	2,567
Loss on early extinguishment of debt	—	—	24,864	—
Net interest expense	66,795	61,713	133,549	122,662
Income tax expense	34,267	11,470	53,406	43,920
Net income	$143,458	$130,480	$333,018	$330,046
(a)Includes separation and other transaction costs and other unallocated corporate expenses.

(b)Equity income is included in the Transmission segment.

	June 30, 2020	December 31, 2019
	(Thousands)
Segment assets:
Gathering	$7,680,233	$7,572,911
Transmission (a)	4,154,746	3,903,707
Water	203,395	202,440
Total operating segments	12,038,374	11,679,058
Headquarters, including cash	406,877	362,651
Total assets	$12,445,251	$12,041,709
(a)The equity investments in the MVP Joint Venture are included in the Transmission segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Thousands)
Depreciation:
Gathering	$41,827	$37,443	$82,267	$65,559
Transmission	13,570	12,594	27,128	25,127
Water	7,499	6,478	14,615	12,894
Headquarters	255	244	489	3,690
Total	$63,151	$56,759	$124,499	$107,270
Capital expenditures for segment assets:
Gathering (a)	$101,157	$256,318	$212,611	$414,318
Transmission (b)	15,464	11,229	26,262	29,991
Water	2,371	8,849	5,847	18,024
Headquarters	911	2,323	2,787	5,719
Total (c)	$119,903	$278,719	$247,507	$468,052
(a)Includes approximately $11.1 million and $23.6 million of capital expenditures related to the noncontrolling interest in Eureka Midstream for the three and six months ended June 30, 2020, respectively, and includes approximately $10.9 million of capital expenditures related to the noncontrolling interest in Eureka Midstream for both the three and six months ended June 30, 2019.
(b)Transmission capital expenditures do not include capital contributions made to the MVP Joint Venture for the MVP and MVP Southgate projects of $33.5 million and $156.4 million for the three months ended June 30, 2020 and 2019, respectively, and $78.6 million and $301.2 million for the six months ended June 30, 2020 and 2019, respectively.
(c)The Company accrues capital expenditures when the work has been completed but the associated bills have not yet been paid. Accrued capital expenditures are excluded from the statements of consolidated cash flows until they are paid. The net impact of non-cash capital expenditures, including the effect of accrued capital expenditures, assumed capital expenditures associated with the Bolt-on Acquisition, transfers from inventory as assets are assigned to a project and capitalized share-based compensation costs, was $(3.2) million and $(5.1) million for the three months ended June 30, 2020 and 2019, respectively, and $21.6 million and $14.5 million for the six months ended June 30, 2020 and 2019, respectively.
6. Revenue from Contracts with Customers
For the three and six months ended June 30, 2020 and 2019, all revenues recognized on the Company's statements of consolidated comprehensive income are from contracts with customers. As of June 30, 2020 and December 31, 2019, all receivables recorded on the Company's consolidated balance sheets represent performance obligations that have been satisfied and for which an unconditional right to consideration exists.

Summary of Disaggregated Revenues. The tables below provide disaggregated revenue information by business segment.

	Three Months Ended June 30, 2020
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues (a)	$149,109	$83,764	$11,007	$243,880
Volumetric-based fee revenues	72,422	5,161	19,127	96,710
Total operating revenues	$221,531	$88,925	$30,134	$340,590

	Three Months Ended June 30, 2019
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues	$147,771	$81,836	$808	$230,415
Volumetric-based fee revenues	137,895	10,931	26,926	175,752
Total operating revenues	$285,666	$92,767	$27,734	$406,167

	Six Months Ended June 30, 2020
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues (a)	$301,188	$183,361	$23,783	$508,332
Volumetric-based fee revenues	230,390	12,179	42,802	285,371
Total operating revenues	$531,578	$195,540	$66,585	$793,703

	Six Months Ended June 30, 2019
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues	$276,730	$181,060	$3,692	$461,482
Volumetric-based fee revenues	270,817	21,566	42,084	334,467
Total operating revenues	$547,547	$202,626	$45,776	$795,949
(a) For the three months ended June 30, 2020, firm reservation fee revenues associated with Gathering and Water included approximately $4.8 million and $4.5 million, respectively, of MVC unbilled revenues. For the six months ended June 30, 2020, firm reservation fee revenues associated with Gathering and Water included approximately $11.1 million and $9.5 million, respectively, of MVC unbilled revenues. There were no MVC unbilled revenues associated with Gathering and Water during the three and six months ended June 30, 2019.
Contract Assets. The Company recognizes contract assets in instances where billing occurs subsequent to revenue recognition and the Company's right to invoice the customer is conditioned on something other than the passage of time. The Company's contract assets primarily consist of revenue recognized under contracts containing MVCs whereby management has concluded (i) it is probable there will be a MVC deficiency payment at the end of the then-current MVC period, which is typically the period beginning at the inception of such contracts through the successive twelve month periods after that date, and (ii) that a significant reversal of revenue recognized currently for the future MVC deficiency payment will not occur. As a result, the Company's contract assets related to the Company's future MVC deficiency payments are generally expected to be collected within the next twelve months and are included in other current assets in the Company's consolidated balance sheets until such time as the MVC deficiency payments are invoiced to the customer.
The following table presents changes in the Company's unbilled revenue balance during the six months ended June 30, 2020:

Unbilled Revenue
(Thousands)
Balance as of January 1, 2020	$—
Revenue recognized in excess of amounts invoiced	20,656
Minimum volume commitments invoiced (a)	—
Balance as of June 30, 2020	$20,656

(a)Unbilled revenues are transferred to accounts receivable once the Company has an unconditional right to consideration from the customer.
Contract Liabilities. As of June 30, 2020, the Company's contract liabilities consist of deferred revenue associated with the EQT Global GGA including advance payments from EQT associated with the Rate Relief Shares (as defined below) acquired by the Company as consideration for certain commercial terms and the initial fair value of the Henry Hub cash bonus payment provision (as defined below). The contract liabilities are classified as current or non-current according to when such amounts are expected to be recognized. As of June 30, 2020, the contract liabilities are classified as non-current as none of the deferred revenue is expected to be recognized in revenue during the next five years.
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
The following table presents changes in the Company's deferred revenue balances during the six months ended June 30, 2020:

Deferred Revenue
(Thousands)
Balance as of January 1, 2020	$—
Amounts recorded during the period (a)	247,188
Amounts transferred during the period (b)	—
Balance as of June 30, 2020	$247,188
(a)Includes deferred billed revenue of approximately $74.2 million recorded during the three and six months ended June 30, 2020 associated with the EQT Global GGA.
(b)Deferred revenues are recognized as revenue upon satisfaction of the Company's performance obligation to the customer.
Summary of Remaining Performance Obligations. The following table summarizes the estimated transaction price allocated to the Company's remaining performance obligations under all contracts with firm reservation fees and MVCs as of June 30, 2020 that the Company will invoice or transfer from contract liabilities and recognize in future periods.

	2020(a)	2021	2022	2023	2024	Thereafter	Total
	(Thousands)
Gathering firm reservation fees	$51,048	$173,406	$175,674	$173,691	$170,621	$1,388,240	$2,132,680
Gathering revenues supported by MVCs	263,046	570,492	606,232	638,577	633,626	5,356,728	8,068,701
Transmission firm reservation fees	178,812	384,347	380,929	342,622	283,018	2,584,945	4,154,673
Water revenues supported by MVCs	18,011	60,000	60,000	60,000	60,000	60,000	318,011
Total	$510,917	$1,188,245	$1,222,835	$1,214,890	$1,147,265	$9,389,913	$14,674,065
(a) July 1, 2020 through December 31, 2020.
Based on total projected contractual revenues, including projected contractual revenues from future capacity expected from expansion projects that are not yet fully constructed for which the Company has executed firm contracts, the Company's firm gathering contracts and firm transmission and storage contracts had weighted average remaining terms of approximately 15 years and 14 years, respectively, as of June 30, 2020.
EQT Global GGA. On the EQT Global GGA Effective Date, the Company (through EQM) entered into the EQT Global GGA with EQT for the provision by the Company of certain gas gathering services to EQT in the Marcellus and Utica Shales of Pennsylvania and West Virginia. Pursuant to the EQT Global GGA, EQT is subject to an initial annual MVC of 3.0 Bcf per day that gradually steps up to 4.0 Bcf per day for several years following the in-service date of the MVP. The EQT Global GGA runs from the EQT Global GGA Effective Date through December 31, 2035, and will renew annually thereafter unless terminated by EQT or the Company pursuant to its terms. Pursuant to the EQT Global GGA, the Company has certain obligations to build connections to connect EQT wells to its gathering system, which are subject to geographical limitations in relation to the dedicated area in Pennsylvania and West Virginia, as well as the distance of such connections to the Company's then-existing gathering system. Management has estimated the total consideration expected to be received over the life of the EQT Global GGA, including gathering MVC revenue with a declining rate structure, the fair value of the Rate Relief Shares and the initial fair value of the Henry Hub cash bonus payment provision. The total consideration is allocated proportionally to the performance obligation under the contract, which is to provide daily MVC capacity over the life of the contract, in order to recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers. The performance obligations will be satisfied during the life of the contract based on a units of production methodology for the daily MVC capacity provided to EQT. Due to the declining rate structure, there will be periods during which the billable gathering MVC revenue will exceed the allocated consideration to the performance obligation, which will result in billable gathering MVC revenue being deferred to the contract liability. The deferred consideration amounts are deferred until recognized in revenue when the associated performance obligation has been satisfied and are classified as current or non-current according to when such amounts are expected to be recognized. In addition to the estimated total consideration allocated to the daily MVC, the EQT Global GGA includes other fees based on variable or volumetric-based services that will be recognized in the period the services are provided.
The EQT Global GGA provides for potential cash bonus payments payable by EQT to the Company during the period beginning on the first day of the calendar quarter in which the MVP in-service date occurs through the earlier of the twelfth calendar quarter from that point or the calendar quarter ending December 31, 2024 (the Henry Hub cash bonus payment provision). The potential cash bonus payments are conditioned upon the quarterly average of the NYMEX Henry Hub Natural Gas First of the Month Closing Index Price exceeding certain price thresholds. The Henry Hub cash bonus payment provision meets the definition of an embedded derivative that should be bifurcated from the host contract and accounted for separately in accordance with ASC 815, Derivatives and Hedging. The embedded derivative was recorded as a derivative asset at its estimated fair value at inception of approximately $51.5 million and as part of the contract liability to be included in the total consideration to be allocated to the performance obligation under ASC 606. Subsequent changes to the fair value of the derivative instrument through the end of the contract are recognized in other income on the Company's statements of consolidated comprehensive income. As of June 30, 2020, the estimated fair value of the Henry Hub cash bonus payment provision was $68.2 million, of which $18.0 million was recorded in other current assets and $50.2 million was recorded in other assets on the Company's consolidated balance sheets.

The gathering MVC fees payable by EQT (or its affiliates) to the Company set forth in the EQT Global GGA are subject to potential reductions for certain contract years as set forth in the EQT Global GGA, conditioned upon the in-service date of the MVP, which provide for estimated aggregate fee relief of approximately $270 million in the first year after the in-service date of the MVP, approximately $230 million in the second year after the in-service date of the MVP and approximately $35 million in the third year after the in-service date of the MVP. In addition, if the MVP in-service date has not occurred by January 1, 2022, EQT has an option, exercisable for a period of twelve months (or such shorter period if the in-service date of the MVP occurs), to forgo approximately $145 million of the gathering fee relief in the first year after the MVP in-service date and approximately $90 million of the gathering fee relief in the second year after the MVP in-service date in exchange for a cash payment from the Company (through EQM) to EQT in the amount of approximately $196 million (the EQT Cash Option). As consideration for the additional rate relief subject to the EQT Cash Option, the Company purchased shares of its common stock (see Rate Relief Shares discussed and defined below) from EQT. The consideration received for future contractual rate relief associated with the Rate Relief Shares was recorded at a fair value of approximately $121.5 million as a contract liability in accordance with ASC 606 and will be recognized as revenue over the life of the contract.

Water Services Letter Agreement. On February 26, 2020, the Company (through EQM) entered into a letter agreement with EQT, pursuant to which EQT agreed to utilize the Company for the provision of water services in Pennsylvania under one or more water services agreements to be negotiated between the parties (such letter agreement, the Water Services Letter Agreement). The Water Services Letter Agreement is effective as of the first day of the first month following the MVP in-service date and shall expire on the fifth anniversary of such date. During each year of the Water Services Letter Agreement, EQT agreed that MVC fees payable to the Company for services pursuant to the Water Services Letter Agreement (or the related agreements) shall be equal to or greater than $60 million per year.
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

7. Related Party Transactions
Related Party Transactions with EQT
As of June 30, 2020, EQT remained a related party of the Company due to its ownership of 25,299,751 shares of Equitrans Midstream common stock, which represented an approximately 5.9% ownership interest in the Company. In the ordinary course of business, the Company engaged, and continues to engage, as applicable, in transactions with EQT and its affiliates, including, but not limited to, gathering agreements (including the EQT Global GGA), transportation service and precedent agreements, storage agreements and water services agreements.
Operating revenues included related party revenues from EQT of approximately $214.7 million and $284.0 million for the three months ended June 30, 2020 and 2019, respectively, and $518.5 million and $568.5 million for the six months ended June 30, 2020 and 2019, respectively. Operating and maintenance expense included charges to EQT of approximately $2.4 million for both the three and six months ended June 30, 2019. Selling, general and administrative expense included charges from EQT of approximately $1.0 million for both the three and six months ended June 30, 2019. Additionally, net interest expense included interest income on the Preferred Interest in EES of approximately $1.6 million and $1.6 million for the three months ended June 30, 2020 and 2019, respectively, and $3.1 million and $3.2 million for the six months ended June 30, 2020 and 2019, respectively.
Accounts receivable as of June 30, 2020 and December 31, 2019 included approximately $174.2 million and $175.2 million, respectively, of related party accounts receivable from EQT. Other current assets as of June 30, 2020 included approximately $9.5 million of MVC unbilled revenue from EQT. In addition, as of June 30, 2020, the Preferred Interest in EES was approximately $107.6 million, of which $5.1 million was recorded in other current assets and $102.5 million was recorded in other assets on the Company's consolidated balance sheets. As of December 31, 2019, the Preferred Interest in EES was approximately $110.1 million, of which $5.0 million was recorded in other current assets and $105.1 million was recorded in other assets on the Company's consolidated balance sheets.
Tax Matters Agreement. On November 12, 2018, in connection with the Separation and Distribution, the Company and EQT entered into a the tax matters agreement that governs the parties' respective rights, responsibilities and obligations with respect to taxes (including taxes arising in the ordinary course of business and taxes, if any, incurred as a result of any failure of the Distribution and certain related transactions to qualify as generally tax-free for U.S. federal income tax purposes), tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and assistance and cooperation with respect to tax matters (the Tax Matters Agreement). In addition, the Tax Matters Agreement imposes certain restrictions on the Company and its subsidiaries, including restrictions on certain equity issuances, business combinations, sales of assets and similar transactions, that are designed to preserve the tax-free status of the Distribution and certain related transactions.
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
Credit Letter Agreement. On February 26, 2020, in connection with the execution of the EQT Global GGA, the Company (through EQM) and EQT entered into a letter agreement (the Credit Letter Agreement) pursuant to which, among other things, (a) the Company agreed to relieve certain credit posting requirements for EQT, in an amount up to approximately $250 million, under its commercial agreements with the Company, subject to EQT maintaining a minimum credit rating from two of three rating agencies of (i) Ba3 with Moody’s Investors Service (Moody's), (ii) BB- with S&P Global Ratings (S&P) and (iii) BB- with Fitch Investor Services (Fitch) and (b) the Company agreed to use commercially reasonable good faith efforts to negotiate similar credit support arrangements for EQT in respect of its commitments to the MVP Joint Venture.
EQT Global GGA. See Notes 4 and 6 for further detail.
Water Services Letter Agreement. See Note 6 for further detail.
Share Purchase Agreements. See Note 6 for further detail.

8. Investments in Unconsolidated Entity
The MVP Joint Venture is constructing the MVP, an estimated 300-mile natural gas interstate pipeline that will span from northern West Virginia to southern Virginia. The Company will operate the MVP and owned a 45.7% interest in the MVP project as of June 30, 2020. On November 4, 2019, Con Edison exercised an option to cap its investment in the MVP project at approximately $530 million (excluding AFUDC). The Company and NextEra Energy, Inc. are obligated to, and RGC Resources, Inc., another member of the MVP Joint Venture owning an interest in the MVP project, has opted to, fund the shortfall in Con Edison's capital contributions, on a pro rata basis. Such funding by the Company and funding by other members has and will correspondingly increase the Company's and such other funding members' respective interests in the MVP project and decrease Con Edison's interest in the MVP project. As a result, based on the project's $5.4 billion budget (excluding AFUDC), the Company's equity ownership in the MVP project will progressively increase from 45.7% to approximately 47.0%. The MVP Joint Venture is a variable interest entity because it has insufficient equity to finance its activities during the construction stage of the project. The Company is not the primary beneficiary of the MVP Joint Venture because the Company does not have the power to direct the activities that most significantly affect the MVP Joint Venture's economic performance. Certain business decisions, such as decisions to make distributions of cash, require a greater than 66 2/3% ownership interest approval, and no one member owns more than a 66 2/3% interest.
In April 2018, the MVP Joint Venture announced the MVP Southgate project, a proposed 75-mile interstate pipeline that will extend from the MVP at Pittsylvania County, Virginia to new delivery points in Rockingham and Alamance Counties, North Carolina. The Company will operate the MVP Southgate pipeline and owned a 47.2% interest in the MVP Southgate project as of June 30, 2020.
In May 2020, the MVP Joint Venture issued a capital call notice for the funding of the MVP project to MVP Holdco, LLC (MVP Holdco), a wholly owned subsidiary of the Company, for $120.9 million, of which $20.1 million and $43.1 million was paid in July 2020 and August 2020, respectively, and $57.7 million is expected to be paid in September 2020. In April 2020 and May 2020, the MVP Joint Venture issued capital call notices for the funding of the MVP Southgate project to MVP Holdco for $0.2 million and $1.3 million, respectively, which were paid in June 2020 and July 2020, respectively. In addition, in June 2020, the MVP Joint Venture issued a capital call notice for the funding of the MVP Southgate project to MVP Holdco for $2.3 million, of which $1.1 million was paid in August 2020 and $1.2 million is expected to be paid in September 2020. The capital contributions payable and the corresponding increase to the investment balance are reflected on the consolidated balance sheet as of June 30, 2020.
The interests in the MVP and MVP Southgate projects are equity method investments for accounting purposes because the Company has the ability to exercise significant influence, but not control, over the MVP Joint Venture's operating and financial policies. Accordingly, the Company records adjustments to the investment balance for contributions to or distributions from the MVP Joint Venture and for the Company's pro-rata share of MVP Joint Venture earnings.
Equity income, which is primarily related to the Company's pro-rata share of the MVP Joint Venture's AFUDC on the construction of the MVP, is reported in equity income in the Company's statements of consolidated comprehensive income.
Pursuant to the MVP Joint Venture's limited liability company agreement, MVP Holdco is obligated to provide performance assurances, which may take the form of a guarantee from EQM (provided that EQM's debt is rated as investment grade in accordance with the requirements of the MVP Joint Venture's limited liability company agreement), a letter of credit or cash collateral, in favor of the MVP Joint Venture to provide assurance as to the funding of MVP Holdco's proportionate share of the construction budget for the MVP project. In 2019, EQM issued performance guarantees in an amount equal to 33% of MVP Holdco's proportionate share of the then-remaining construction budget for the MVP project. As of December 31, 2019, EQM's performance guarantee was approximately $223 million, adjusted for capital contributions made by EQM during the fourth quarter of 2019.
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
As a result of EQM’s credit rating downgrades in the first quarter of 2020, EQM delivered replacement credit support to the MVP Joint Venture, in the form of letters of credit in the amounts of approximately $220.2 million and $14.2 million with respect to the MVP project and MVP Southgate project, respectively. In connection with delivering such letters of credit as replacement performance assurances, EQM's performance guarantees associated with the MVP and MVP Southgate projects were terminated. As of June 30, 2020, the letters of credit with respect to the MVP project and MVP Southgate project were in the amounts of approximately $220.2 million and $14.2 million, respectively. Upon the FERC’s initial release to begin construction of the MVP Southgate project, the Company’s current letter of credit to support MVP Southgate will be terminated, and the Company will be obligated to deliver a new letter of credit (or provide another allowable form of performance assurance) in an amount equal to 33% of MVP Holdco’s proportionate share of the remaining capital obligations for the MVP Southgate project under the applicable construction budget.
As of June 30, 2020, the Company's maximum financial statement exposure related to the MVP Joint Venture was approximately $2,702 million, which consists of the investment in unconsolidated entity balance on the consolidated balance sheet as of June 30, 2020, net of capital contributions payable, and the letters of credit outstanding under the Amended EQM Credit Facility.
The following tables summarize the unaudited condensed consolidated financial statements of the MVP Joint Venture in relation to the MVP project.
Condensed Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
	(Thousands)
Current assets	$265,510	$102,638
Non-current assets	5,327,476	4,951,521
Total assets	$5,592,986	$5,054,159

Current liabilities	$197,634	$223,645
Equity	5,395,352	4,830,514
Total liabilities and equity	$5,592,986	$5,054,159
Condensed Statements of Consolidated Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Thousands)
Environmental remediation reserve	$(50)	$26	$(315)	$(2,166)
Other income	31	1,785	262	4,698
Net interest income	36,262	23,700	71,588	43,935
AFUDC — equity	84,612	55,298	167,040	102,514
Net income	$120,855	$80,809	$238,575	$148,981
9. Debt
Equitrans Midstream Term Loan Facility. In December 2018, Equitrans Midstream entered into a term loan credit agreement (as amended in May 2019, the ETRN Term Loan Credit Agreement) that provided for a senior secured term loan facility in an aggregate principal amount of $600 million (the ETRN Term Loans). The Company received net proceeds from the ETRN Term Loans of $568.1 million, inclusive of a discount of $18.0 million and estimated debt issuance costs of $13.9 million. The net proceeds were primarily used to fund the purchase of the public EQGP common units representing the limited partner interests in EQGP (the EQGP Buyout), including certain fees, costs and expenses in connection therewith, and the remainder was used for general corporate purposes. On March 3, 2020, EQM drew $650.0 million under the Amended EQM Credit Facility and transferred such funds to the Company pursuant to a senior unsecured term loan agreement with the Company. The Company utilized a portion of such funds to pay off amounts outstanding under the ETRN Term Loans and the ETRN Term Loan Credit Agreement was terminated. As a result, the Company wrote off $24.4 million of unamortized discount and financing costs related to the ETRN Term Loan Credit Agreement. The write off charge is included in the loss on early extinguishment of debt line on the statements of consolidated comprehensive income. As of December 31, 2019, the current portion of the ETRN Term Loans was $6.0 million and was recorded in the current portion of long-term debt on the consolidated balance sheet. The Company had $594.0 million of borrowings outstanding and no letters of credit outstanding under the ETRN Term Loan Credit Agreement as of December 31, 2019. During the period from January 1, 2020 to March 3, 2020, the weighted average annual interest rate was approximately 6.2%. For the three and six months ended June 30, 2019, the weighted average annual interest rate was approximately 7.0% for both periods.

Equitrans Midstream Credit Facility. In October 2018, Equitrans Midstream entered into a senior secured revolving credit facility agreement that provided for $100 million in borrowing capacity (the Equitrans Midstream Credit Facility). Equitrans Midstream amended the Equitrans Midstream Credit Facility on December 31, 2018 to, among other things, permit the incurrence of the borrowings under the ETRN Term Loan Credit Agreement. The Equitrans Midstream Credit Facility, which was available for general corporate purposes and to fund ongoing working capital requirements, was terminated on March 3, 2020 in conjunction with the Company's termination of the ETRN Term Loan Credit Agreement (see above). As a result, the Company wrote off $0.5 million of unamortized financing costs related to the Equitrans Midstream Credit Facility. The write off charge is included in the loss on early extinguishment of debt line on the statements of consolidated comprehensive income. The Company had no borrowings and no letters of credit outstanding under the Equitrans Midstream Credit Facility as of December 31, 2019 or during the period from January 1, 2020 to March 3, 2020. For the three and six months ended June 30, 2019, the maximum outstanding borrowings was approximately $13 million and $44 million, respectively, the average daily balance was approximately $1 million and $6 million, respectively, and the weighted average annual interest rate was approximately 4.2% for both periods. Commitment fees paid to maintain credit availability under the credit facility were approximately $0.1 million for the period from January 1, 2020 to March 3, 2020, and approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2019, respectively.
Amended EQM Revolving Credit Facility and Amended 2019 EQM Term Loan Agreement. On October 31, 2018, EQM amended and restated its unsecured revolving credit facility to increase the borrowing capacity from $1 billion to $3 billion and extend the term to October 2023 (the EQM Credit Facility). In August 2019, EQM entered into a term loan agreement (the 2019 EQM Term Loan Agreement) that provided for unsecured term loans (the EQM Term Loans) in an aggregate principal amount of $1.4 billion.
Additionally, on March 30, 2020 (the Loan Amendment Date), EQM entered into (i) an amendment (the EQM Credit Facility Amendment) to the EQM Credit Facility (as amended by the EQM Credit Facility Amendment, the Amended EQM Credit Facility) and (ii) an amendment (the Term Loan Amendment) to the 2019 EQM Term Loan Agreement (as amended by the Term Loan Amendment, the Amended 2019 EQM Term Loan Agreement) which, among other things, amended certain defined terms and negative covenants in the EQM Credit Facility and the 2019 EQM Term Loan Agreement.
The Amended EQM Credit Facility is available for general partnership purposes, including to purchase assets, to fund working capital requirements and capital expenditures and to pay distributions. Subject to satisfaction of certain conditions, the Amended EQM Credit Facility has an accordion feature that allows EQM to increase the available borrowings under the facility by up to an additional $750 million. The Amended EQM Credit Facility has a sublimit of up to $250 million for same-day swing line advances and a sublimit of up to $400 million for letters of credit. In addition, EQM has the ability to request that one or more lenders make available term loans under the Amended EQM Credit Facility, subject to the satisfaction of certain conditions. As of June 30, 2020, no term loans were outstanding under the Amended EQM Credit Facility. Such term loans would be secured by cash, qualifying investment grade securities or a combination thereof.
Under the terms of the Amended EQM Credit Facility, EQM can obtain committed loans as Base Rate Loans (as defined in the Amended EQM Credit Facility) or Eurodollar Rate Loans (as defined in the Amended EQM Credit Facility). Base Rate Loans are denominated in dollars and bear interest at a base rate plus a margin of 0.125% to 1.750% determined on the basis of a combination of EQM’s then-current debt issuer credit ratings by Moody’s, S&P and Fitch. Eurodollar Rate Loans bear interest at a Eurodollar Rate (as defined in the Amended EQM Credit Facility) plus a margin of 1.125% to 2.750% determined on the basis of a combination of EQM’s then-current debt issuer credit ratings with Moody’s, S&P and Fitch. EQM may voluntarily prepay its borrowings under the Amended EQM Credit Facility, in whole or in part, without premium or penalty, but subject to reimbursement of funding losses with respect to certain prepayments of Eurodollar Rate Loans. Revolving amounts prepaid under the Amended EQM Credit Facility may be re-borrowed.
As of June 30, 2020, EQM had approximately $485 million of borrowings and $235 million of letters of credit outstanding under the Amended EQM Credit Facility. As of December 31, 2019, EQM had approximately $610 million of borrowings and $1 million of letters of credit outstanding under the Amended EQM Credit Facility. During the three and six months ended June 30, 2020, the maximum outstanding borrowings at any time was approximately $2,040 million for both periods and the average daily balance was approximately $1,419 million and $1,223 million, respectively. EQM incurred interest at a weighted average annual interest rate of approximately 2.9% and 3.0% for the three and six months ended June 30, 2020, respectively. During the three and six months ended June 30, 2019, the maximum outstanding borrowings at any time was approximately $1,160 million for both periods, the average daily balance was approximately $1,043 million and $993 million, respectively, and the weighted average annual interest rate was approximately 3.8% and 3.9%, respectively. For the three and six months ended June 30, 2020, commitment fees of $1.4 million and $2.6 million, respectively, were paid to maintain credit availability under the Amended EQM Credit Facility. For the three and six months ended June 30, 2019, commitment fees of $1.1 million and $2.1 million, respectively, were paid to maintain credit availability under the Amended EQM Credit Facility.

The EQM Term Loans mature in August 2022. EQM received net proceeds from the issuance of the EQM Term Loans of $1,397.4 million, inclusive of debt issuance costs of $2.6 million. The net proceeds were primarily used to repay borrowings under the Amended EQM Credit Facility and the remainder was used for general partnership purposes. The Amended 2019 EQM Term Loan Agreement provides EQM with the right to request incremental term loans in an aggregate amount of up to $300 million, subject to, among other things, obtaining additional commitments from existing lenders or commitments from new lenders. As of June 30, 2020 and December 31, 2019, EQM had $1.4 billion of borrowings outstanding under the Amended 2019 EQM Term Loan Agreement for both periods. During the three and six months ended June 30, 2020, the weighted average annual interest rates for the periods were approximately 2.9% and 3.0%, respectively.
Under the terms of the Amended 2019 EQM Term Loan Agreement, EQM can obtain Base Rate Loans (as defined in the Amended 2019 EQM Term Loan Agreement) or Eurodollar Rate Loans (as defined in the Amended 2019 EQM Term Loan Agreement). Base Rate Loans are denominated in dollars and bear interest at a base rate plus a margin of 0.000% to 1.625% determined on the basis of a combination of EQM’s then-current debt issuer credit ratings with Moody’s, S&P and Fitch. Eurodollar Rate Loans bear interest at a Eurodollar Rate (as defined in the Amended 2019 EQM Term Loan Agreement) plus a margin of 1.000% to 2.625% determined on the basis of a combination of EQM’s then-current debt issuer credit ratings with Moody’s, S&P and Fitch. EQM may voluntarily prepay its borrowings under the Amended 2019 EQM Term Loan Agreement, in whole or in part, without premium or penalty, but subject to reimbursement of funding losses with respect to certain prepayments of Eurodollar Rate Loans. Amounts prepaid under the Amended 2019 EQM Term Loan Agreement may not be reborrowed.

The Amended EQM Credit Facility and the Amended 2019 EQM Term Loan Agreement each contain certain negative covenants, that, among other things, limit the ability of EQM and certain of its subsidiaries to incur or permit liens on assets, establish a maximum consolidated leverage ratio that varies over the course of the term ranging from not more than 5.75 to 1.00 to not more than 5.00 to 1.00 tested as of the end of each fiscal quarter (which in limited circumstances is increased for certain measurement periods following the consummation of certain acquisitions), limit transactions with affiliates, mergers and other fundamental changes, asset dispositions, the incurrence of new debt and entry into burdensome agreements, in each case and as applicable, subject to certain specified exceptions. The Amended EQM Credit Facility and the Amended 2019 EQM Term Loan Agreement each also contains certain specified events of default, including, among others, failure to make certain payments (subject to specified grace periods in some cases), failure to observe covenants (subject to specified grace periods in some cases), cross-defaults to certain other material debt, certain specified insolvency or bankruptcy events and the occurrence of a change of control event, in each case, the occurrence of which would allow the lenders to accelerate EQM’s payment obligations under the Amended EQM Credit Facility or the Amended 2019 EQM Term Loan Agreement, as applicable.
Eureka Credit Facility. Eureka Midstream, LLC (Eureka), a wholly owned subsidiary of Eureka Midstream, has a $400 million senior secured revolving credit facility that is available for general business purposes, including financing maintenance and expansion capital expenditures related to the Eureka system and providing working capital for Eureka’s operations (as amended, the Eureka Credit Facility). The Eureka Credit Facility matures on August 25, 2021. Subject to satisfaction of certain conditions, the Eureka Credit Facility has an accordion feature that allows Eureka to increase the available borrowings under the facility to an amount no greater than $500 million.
As of June 30, 2020 and December 31, 2019, Eureka had approximately $303 million and $293 million, respectively, of borrowings outstanding under the Eureka Credit Facility. For the three and six months ended June 30, 2020, the maximum amount of outstanding borrowings under the Eureka Credit Facility at any time was approximately $303 million for both periods, the average daily balances were approximately $298 million and $295 million, respectively, and Eureka incurred interest at weighted average annual interest rates of approximately 2.6% and 2.9%, respectively. For the period from April 10, 2019 through June 30, 2019, the maximum amount of outstanding borrowings under the Eureka Credit Facility at any time was approximately $293 million, the average daily balance was approximately $277 million and Eureka incurred interest at a weighted average annual interest rate of approximately 4.5%. For the three and six months ended June 30, 2020, commitment fees of $0.1 million and $0.3 million, respectively, were paid to maintain credit availability under the Eureka Credit Facility. For the period from April 10, 2019 through June 30, 2019, commitment fees of $0.1 million were paid to maintain credit availability under the Eureka Credit Facility.
2020 Senior Notes. During the second quarter of 2020, EQM issued $700 million aggregate principal amount of new 6.000% senior unsecured notes due July 1, 2025 and $900 million aggregate principal amount of new 6.500% senior unsecured notes due July 1, 2027 (collectively, the 2020 Senior Notes) and received net proceeds from the offering of approximately $1,576.1 million, inclusive of a discount of $20.0 million and estimated debt issuance costs of $3.9 million. The net proceeds were used to repay a portion of the borrowings outstanding under the Amended EQM Credit Facility, and the remainder is expected to be used for general partnership purposes.

The 2020 Senior Notes were issued under and are governed by an indenture, dated June 18, 2020 (the 2020 Indenture), between EQM and the Bank of New York Mellon Trust Company, N.A., as trustee. The 2020 Indenture contains covenants that limit EQM's ability to, among other things, incur certain liens securing indebtedness, engage in certain sale and leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all of EQM's assets. Upon the occurrence of a Change of Control Triggering Event (as defined in the 2020 Indenture), EQM may be required to offer to purchase the 2020 Senior Notes at a purchase price equal to 101% of the aggregate principal amount of the 2020 Senior Notes repurchased, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.
The 2020 Senior Notes are unsecured and rank equally with all of EQM’s existing and future senior obligations. The 2020 Senior Notes are senior in right of payment to any of EQM’s future obligations that are, by their terms, expressly subordinated in right of payment to the 2020 Senior Notes. The 2020 Senior Notes are effectively subordinated to EQM’s secured obligations, if any, to the extent of the value of the collateral securing such obligations, and structurally subordinated to all indebtedness and obligations, including trade payables, of EQM’s subsidiaries, other than any subsidiaries that may guarantee the 2020 Senior Notes in the future.
As of June 30, 2020, EQM and Eureka were in compliance with all debt provisions and covenants.
10. Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis. The Company records derivative instruments at fair value on a gross basis in its consolidated balance sheets. The Henry Hub cash bonus payment provision, as described in Note 6, is recorded at its estimated fair value using a Monte Carlo simulation model. Significant inputs used in the fair value measurement include NYMEX Henry Hub natural gas futures prices as of the date of valuation, risk-free interest rates based on U.S. Treasury rates, expected volatility of NYMEX Henry Hub futures prices and an estimated credit spread of EQT. The expected volatility of NYMEX Henry Hub futures prices used in the valuation methodology represents a significant unobservable input causing the Henry Hub cash bonus payment provision to be designated as a Level 3 fair value measurement. As of June 30, 2020, the fair value of the Henry Hub cash bonus payment provision was $68.2 million, of which $18.0 million was recorded in other current assets and $50.2 million was recorded in other assets on the Company's consolidated balance sheets. During the three and six months ended June 30, 2020, the Company recognized gains of $12.6 million and $16.7 million, respectively, representing the change in estimated fair value of the derivative instrument during the applicable period. The gain is reflected in other income in the Company's statements of consolidated comprehensive income.
Other Financial Instruments. The carrying values of cash and cash equivalents, accounts receivable, amounts due to/from related parties and accounts payable approximate fair value due to the short maturity of the instruments; as such, their fair values are Level 1 fair value measurements. The carrying values of borrowings under the Amended EQM Credit Facility, the Eureka Credit Facility and the Amended 2019 EQM Term Loan Agreement approximate fair value as the interest rates are based on prevailing market rates; these are considered Level 1 fair value measurements. As EQM's borrowings under its senior notes are not actively traded, their fair values are estimated using an income approach model that applies a discount rate based on prevailing market rates for debt with similar remaining time-to-maturity and credit risk; as such, their fair values are Level 2 fair value measurements. Effective on March 3, 2020, the ETRN Term Loans were paid off with proceeds from the Amended EQM Credit Facility (see Note 9), and the ETRN Term Loan Credit Agreement was terminated. As of December 31, 2019, the estimated fair value of the ETRN Term Loans was approximately $595 million and the carrying value of the ETRN Term Loans was approximately $568 million. As of June 30, 2020 and December 31, 2019, the estimated fair value of EQM's senior notes were approximately $5,015 million and $3,421 million, respectively, and the carrying value of EQM's senior notes were approximately $5,041 million and $3,462 million, respectively. The fair value of the Preferred Interest is a Level 3 fair value measurement and is estimated using an income approach model that applies a market-based discount rate. As of June 30, 2020 and December 31, 2019, the estimated fair values of the Preferred Interest were approximately $129 million and $126 million, respectively, and the carrying values of the Preferred Interest were approximately $108 million and $110 million, respectively.

11. Earnings Per Share
The following tables set forth the computation of the basic and diluted earnings per share attributable to Equitrans Midstream for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020		2019
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Net income	$143,458	$143,458	$130,480	$130,480
Less: Net income attributable to noncontrolling interests (excluding EQM Series A Preferred Units)	65,106	65,106	55,959	55,959
Less: EQM Series A Preferred Units interest in net income	21,858	21,858	—	—
Less: Preferred dividends	29,504	29,504	—	—
Net income attributable to Equitrans Midstream common shareholders	$26,990	$26,990	$74,521	$74,521

Basic weighted average common shares outstanding	260,883	260,883	254,917	254,917
Dilutive securities (a)(b)	—	—	—	50
Diluted weighted average common shares outstanding	260,883	260,883	254,917	254,967

Earnings per share attributable to Equitrans Midstream common shareholders	$0.10	$0.10	$0.29	$0.29

	Six Months Ended June 30,
	2020		2019
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Net income	$333,018	$333,018	$330,046	$330,046
Less: Net income attributable to noncontrolling interests (excluding EQM Series A Preferred Units)	159,433	159,433	199,226	199,226
Less: EQM Series A Preferred Units interest in net income	47,359	47,359	—	—
Less: Preferred dividends	29,504	29,504	—	—
Net income attributable to Equitrans Midstream common shareholders	$96,722	$96,722	$130,820	$130,820

Basic weighted average common shares outstanding	254,254	254,254	254,845	254,845
Dilutive securities (a)(b)	—	—	—	50
Diluted weighted average common shares outstanding	254,254	254,254	254,845	254,895

Earnings per share attributable to Equitrans Midstream common shareholders	$0.38	$0.38	$0.51	$0.51
(a)For the periods presented, EQM's dilutive securities issued and outstanding prior to the EQM Merger did not have a material impact on the Company's diluted earnings per share.
(b)For the three and six months ended June 30, 2020, the Company excluded 5,047 and 2,814 (in thousands), respectively, of weighted average anti-dilutive securities related to the Equitrans Midstream Preferred Shares and stock-based compensation awards.
Preferred dividends include dividends accumulated on the Equitrans Midstream Preferred Shares during the period of $2.2 million and a $27.3 million premium recognized on the redemption of the EQM Series A Preferred Units as part of the Restructuring Closing.

12.  Income Taxes
The Company's effective tax rate was 19.3% for the three months ended June 30, 2020, compared to 8.1% for the three months ended June 30, 2019. The Company's effective tax rate was 13.8% for the six months ended June 30, 2020, compared to 11.7% for the six months ended June 30, 2019. The effective tax rate was higher for both the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 primarily due to the impact of the EQM Merger on the estimated annual effective tax rate and resulting decrease in the net income attributable to noncontrolling interests, partially offset by an increase in AFUDC - equity. Excluding other items, the effective tax rates for the three and six months ended June 30, 2020 and June 30, 2019 were lower than the statutory rates because the Company does not record income tax expense on the portion of its income attributable to the noncontrolling member of Eureka Midstream and did not record income tax expense on the portion of its income attributable to the noncontrolling limited partners of EQM and EQGP for the periods prior to the closing of the EQM Merger and the EQGP Buyout, respectively.

EQUITRANS MIDSTREAM CORPORATION
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of financial condition and results of operations in conjunction with the consolidated financial statements, and the notes thereto, included elsewhere in this report.
Cautionary Statements
Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Section 27A of the Securities Act. Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as "anticipate," "estimate," "could," "would," "will," "may," "forecast," "approximate," "expect," "project," "intend," "plan," "believe," "target" and other words of similar meaning in connection with any discussion of future operating or financial matters. Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the matters discussed in the section captioned "Outlook" in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the expectations of plans, strategies, objectives, and growth and anticipated financial and operational performance of Equitrans Midstream and its subsidiaries, including:
•guidance and any changes in such guidance regarding the Company’s gathering, transmission and storage and water services revenue and volume growth, including the anticipated effects associated with the EQT Global GGA and related documents entered into with EQT;
•projected revenue (including from firm reservation fees), deferred revenues, expenses and contract liabilities, and the effects on projected revenue, deferred revenue and contract liabilities associated with the EQT Global GGA and the MVP project;
•the ultimate gathering fee relief provided to EQT under the EQT Global GGA and related agreements, including the exercise by EQT of any cash-out option as an alternative to receiving such relief;
•the Company's ability to de-lever;
•the weighted average contract life of gathering, transmission and storage contracts;
•infrastructure programs (including the timing, cost, capacity and sources of funding with respect to gathering, transmission and storage and water expansion projects);
•the cost, capacity, shippers for, timing of regulatory approvals, final design (including expansions or extensions and capital related thereto), ability to contract additional capacity on and targeted in-service dates of current projects;
•the ultimate terms, partners and structure of the MVP Joint Venture and ownership interests therein;
•expansion projects in the Company's operating areas and in areas that would provide access to new markets;
•the Company's ability to provide produced water handling services and realize expansion opportunities and related capital avoidance;
•the Company's ability to identify and complete acquisitions and other strategic transactions, including joint ventures, effectively integrate transactions into the Company’s operations, and achieve synergies, system optionality and accretion associated with transactions, including through increased scale;
•the Company's ability to access commercial opportunities and new customers for its water services business, and the timing and final terms of any definitive water services agreement or agreements between EQT and the Company (a Water Services Agreement) entered into pursuant to the terms of the Water Services Letter Agreement;
•any further credit rating impacts associated with the MVP project, customer credit ratings changes, including EQT's, and defaults, acquisitions, dispositions and financings and any further changes in EQM's credit ratings;
•the ability of the Company's contracts to survive a customer bankruptcy or restructuring;
•the timing and amount of future issuances or repurchases of the Company's securities;
•effects of conversion, if at all, of the Equitrans Midstream Preferred Shares;

•effects of seasonality;
•expected cash flows and MVCs, including those associated with the EQT Global GGA and any definitive agreement or agreements between EQT and the Company related to the Water Services Letter Agreement, and the potential impacts thereon of the commission timing and cost of the MVP project;
•projected capital contributions and capital and operating expenditures, including the amount and timing of reimbursable capital expenditures, capital budget and sources of funds for capital expenditures;
•dividend amounts, timing and rates, including the effect thereon of completion of the MVP project;
•the effect and outcome of pending and future litigation and regulatory proceedings;
•changes in commodity prices and the effect of commodity prices on the Company's business, including future decisions of customers in respect of curtailing (or subsequently bringing back online) natural gas production, choke management, timing of turning wells in line, rig and completion activity and related impacts on the Company's business;
•liquidity and financing requirements, including sources and availability;
•interest rates;
•the ability of the Company's subsidiaries to service debt under, and comply with the covenants contained in, their respective credit agreements;
•expectations regarding production volumes in the Company's areas of operations;
•the Company's ability to achieve the anticipated benefits associated with the execution of the EQT Global GGA, the Water Services Letter Agreement and related agreements and the completion of the EQM Merger;
•the impact on the Company and its subsidiaries of the coronavirus disease 2019 (COVID-19) pandemic, including, among other things, effects on demand for natural gas and the Company's services, commodity prices and access to capital;
•the effects of government regulation; and
•tax status and position.
The forward-looking statements included in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company has based these forward-looking statements on management's current expectations and assumptions about future events. While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and are beyond the Company's control. The risks and uncertainties that may affect the operations, performance and results of the Company's business and forward-looking statements include, but are not limited to, those set forth under "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, as are updated by this Quarterly Report on Form 10-Q and as may be updated by any subsequent Quarterly Reports on Form 10-Q.
Any forward-looking statement speaks only as of the date on which such statement is made and the Company does not intend to correct or update any forward-looking statement, unless required by securities law, whether as a result of new information, future events or otherwise.

Executive Overview
Net income attributable to Equitrans Midstream common shareholders was $27.0 million for the three months ended June 30, 2020 compared with $74.5 million for the three months ended June 30, 2019. The decrease resulted primarily from lower Gathering revenues due to impacts of the EQT Global GGA and lower volumetric-based fee revenues, higher net income attributable to noncontrolling interests, a premium on the redemption of EQM Series A Preferred Units, higher income tax expense and higher net interest expense, partially offset by a decrease in impairment charges associated with long-lived assets, higher equity income from the Company's investment in the MVP Joint Venture, increased revenue from higher MVCs on Gathering and Water and unrealized gains on derivative instruments associated with the Henry Hub cash bonus payment provision. See Note 6 to the consolidated financial statements for a discussion of deferred revenues under the EQT Global GGA.
Net income attributable to Equitrans Midstream common shareholders was $96.7 million for the six months ended June 30, 2020 compared with $130.8 million for the six months ended June 30, 2019. The decrease resulted primarily from loss on early extinguishment of debt, a premium on the redemption of EQM Series A Preferred Units, higher operating expenses, higher net interest expense and higher income tax expense, partially offset by higher equity income from the Company's investment in the MVP Joint Venture and unrealized gains on derivative instruments associated with the Henry Hub cash bonus payment provision.

COVID-19 Update

The COVID-19 outbreak has resulted in a severe global economic downturn and a recession of unknown duration and has caused increased volatility in and intermittent disruptions to the global financial and credit markets. The outbreak has directly resulted in a significant decrease in demand for oil and natural gas liquids, at least in the short term, which caused extreme volatility in oil and other liquids prices and a significant negative impact to, at a minimum, the short- and medium-term outlook for oil prices. The downward pressure on oil prices was further exacerbated by the failure, in March 2020, of Saudi Arabia and Russia to agree to cut oil production, which contributed to a sharp drop in the price of oil (and at one point negative prices for oil) and an imbalance between the supply and demand for oil. The revised outlook for oil and other liquids prices caused a significant reduction in the number of operating drilling rigs in the United States, with a substantial portion of this reduction in rigs accounted for in shale plays targeted primarily at developing oil resources, including the Permian Basin. According to Baker Hughes, the average U.S. rig count fell to approximately 274 during June 2020, compared to an average rig count of approximately 791 during January 2020. This dramatic decrease in the number of operating drilling rigs has positively impacted the natural gas forward price strip based on the market expectation that the reduced or curtailed production of associated gas from basins such as the Permian Basin will at least in the near- and medium-term cause a reduction in the overall supply of natural gas which will more than offset reduced demand for natural gas as a result of the COVID-19 outbreak. See “Commodity Prices” under “Outlook” below for a further discussion of the current commodity price environment for the Company and its producer customers.

Future disruptions to the global financial and credit markets from the COVID-19 outbreak and related economic impacts could, both directly and indirectly, negatively impact the Company’s financial condition and results of operations. EQM closed the offering of the 2020 Senior Notes in June 2020, resulting in net proceeds of approximately $1.58 billion, which the Company primarily used to repay a portion of the outstanding borrowings under the Amended EQM Credit Facility; however, there can be no guarantee that future disruptions to the financial and credit markets as a result of the COVID-19 outbreak and related economic impacts would not affect the Company’s ability to again access such markets, if needed, on acceptable terms or at all. Further, certain of the Company’s producer customers have significant capital needs, primarily to refinance existing indebtedness that matures during the next several years, and further disruptions or instability in financial and credit markets as a result of COVID-19 and the economic disruptions therefrom may have a significant, negative impact on such producers’ abilities to access the financial and credit markets. If such producer customers have difficulty refinancing such indebtedness on acceptable terms or at all (or undertaking other transactions to generate cash for debt service), the Company’s exposure to risk of nonpayment and/or nonperformance by its customers would increase. Additionally, the ability of the Company’s producer customers to maintain or grow their production would likely be adversely affected as a result of such refinancing challenges, which would have a negative impact on demand for the Company’s current services as well as the prospect of future pipeline expansion projects that would enhance the Company’s business.

From an operational perspective, while the COVID-19 outbreak has significantly impacted the manner in which the Company’s employees and contractors perform their job functions, the outbreak has had, and continues to have, a minimal impact on the Company’s overall operations. However, the situation surrounding COVID-19 remains fluid, and the Company continues to actively manage its response in collaboration with relevant parties, including its employees, contractors, customers and suppliers. As a midstream energy company, during applicable state-issued stay-at-home orders, the Company has been recognized as an essential business under various regulations related to the COVID-19 outbreak and has continued to operate as permitted under these regulations. The Company has proactively undertaken a number of companywide measures intended to promote the safety of field and non-field level employees and contractors (including establishing an Infectious Disease Response Team, instituting enhanced self-protection and office sanitation measures, eliminating non-essential business travel, implementing a mandatory work-from-home protocol for a substantial majority of the Company’s employees through at least year-end 2020, instituting face covering protocols, providing certain medical benefit enhancements, practicing in the field social distancing where possible, sharing the Company’s infectious disease response plan with suppliers and contractors, and timely communicating updates to employees and other relevant parties). The Company also is continuing to work through the implementation of potential additional mitigation efforts in connection with the remobilization of certain field level employees and contractors. The Company’s Infectious Disease Response Team continues to monitor and assist in implementing mitigation efforts in respect of potential areas of risk for the Company and its stakeholders. Additionally, the Company has implemented business continuity plans and provided support to local communities through corporate giving and the Equitrans Midstream Foundation. The Company has been able to maintain a consistent level of effectiveness through the measures taken. The Company believes that it is following best practices under COVID-19 guidance and intends to continue to refine its practices as additional guidance is released and assess potential impacts from COVID-19 to its financial position and operating results, as well as any regulatory and legislative activities relating to COVID-19 that could impact its business.

The Company is unable to predict, in light of the ongoing and dynamic nature of the circumstances related to COVID-19 and the recent acceleration of infection rates in the United States (including in certain of the Company’s areas of operation) and globally, any additional impact the outbreak may have on the Company’s business, results of operations and financial condition. The extent of COVID-19’s impact on the Company will depend on future developments, which are highly uncertain and cannot be predicted with any reasonable degree of certainty, including new information which may emerge concerning the severity of COVID-19, the duration of the outbreak, spikes in infection rates (including in the Company's areas of operation) and related economic effects and after effects (including on the natural gas industry), and actions taken to contain COVID-19 or its impact, among others. For further information regarding the potential impact of COVID-19, see "The outbreak of COVID-19 (or any future pandemic), and related declines in economic output and demand for natural gas, could harm our business, results of operations and financial condition." under Part II, "Item 1A. Risk Factors", in this Quarterly Report on Form 10-Q.

Business Segment Results
Operating segments are revenue-producing components of an enterprise for which separate financial information is produced internally and is subject to evaluation by the chief operating decision maker in deciding how to allocate resources. Headquarters costs consist primarily of separation and other transactions costs and other unallocated corporate expenses. Other income, net interest expense and income tax expense are managed on a consolidated basis. The Company has presented each segment's operating income, equity income and various operational measures in the following sections. Management believes that the presentation of this information is useful to management and investors regarding the financial condition, results of operations and trends of its segments. The Company has reconciled each segment's operating income to the Company's consolidated operating income and net income in Note 5 to the consolidated financial statements.

Gathering Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	(Thousands, except per day amounts)
FINANCIAL DATA
Firm reservation fee revenues (a)	$149,109	$147,771	0.9	$301,188	$276,730	8.8
Volumetric-based fee revenues	72,422	137,895	(47.5)	230,390	270,817	(14.9)
Total operating revenues	221,531	285,666	(22.5)	531,578	547,547	(2.9)
Operating expenses:
Operating and maintenance	22,745	25,480	(10.7)	41,623	40,733	2.2
Selling, general and administrative	24,521	19,369	26.6	45,756	41,903	9.2
Separation and other transaction costs	—	15,358	(100.0)	4,104	18,871	(78.3)
Depreciation	41,827	37,443	11.7	82,267	65,559	25.5
Amortization of intangible assets	16,205	13,750	17.9	30,786	24,137	27.5
Impairments of long-lived assets	—	80,135	(100.0)	55,581	80,135	(30.6)
Total operating expenses	105,298	191,535	(45.0)	260,117	271,338	(4.1)
Operating income	$116,233	$94,131	23.5	$271,461	$276,209	(1.7)

OPERATIONAL DATA
Gathered volumes (BBtu per day)
Firm capacity reservation (b)	5,079	3,555	42.9	4,268	3,067	39.2
Volumetric-based services	2,607	4,350	(40.1)	3,723	4,272	(12.9)
Total gathered volumes	7,686	7,905	(2.8)	7,991	7,339	8.9

Capital expenditures (c)	$101,157	$256,318	(60.5)	$212,611	$414,318	(48.7)
(a)For the three and six months ended June 30, 2020, firm reservation fee revenues included approximately $4.8 million and $11.1 million, respectively, of MVC unbilled revenues.
(b)Includes volumes under agreements structured with MVCs.
(c)Includes approximately $11.1 million and $23.6 million of capital expenditures related to the noncontrolling interest in Eureka Midstream for the three and six months ended June 30, 2020, respectively, and approximately $10.9 million of capital expenditures related to the noncontrolling interest in Eureka Midstream for both the three and six months ended June 30, 2019.
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Gathering revenues decreased by $64.1 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Firm reservation fee revenues increased by $1.3 million primarily due to $64.1 million of increased MVC revenues under the EQT Global GGA and increased firm capacity by other producers, partly offset by $74.2 million of deferred revenue under the EQT Global GGA. Volumetric-based fee revenues decreased by $65.5 million primarily due to increased MVC revenues attributable to volumes that previously were subject to volumetric-based fees prior to the EQT Global GGA, as well as lower gathered volumes due to producer curtailments primarily as a result of depressed natural gas prices. See Note 6 to the consolidated financial statements for a discussion of deferred revenues under the EQT Global GGA.
Operating expenses decreased by $86.2 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily as a result of an $80.1 million impairment charge to certain low-pressure gathering assets during the second quarter of 2019 (as discussed in Note 4 to the consolidated financial statements), a $15.4 million decrease in separation and other transaction costs related to the Bolt-on Acquisition that was completed in April 2019 and a $2.7 million decrease in operating and maintenance expense primarily associated with a decrease in repairs and maintenance expense. The decrease in operating and maintenance expenses was partly offset by selling, general and administrative expense which increased by $5.2 million primarily due to higher personnel costs. Depreciation expense increased by $4.4 million as a result of additional assets placed in-service, as well as depreciation on assets acquired in the Bolt-on Acquisition. Amortization of intangible assets increased by $2.5 million as a result of a change in the useful lives of intangible assets acquired in the Bolt-on Acquisition (as discussed in Note 3 to the consolidated financial statements).

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Gathering revenues decreased by $16.0 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Firm reservation fee revenues increased by $24.5 million primarily as a result of increased firm capacity primarily generated by the operating entities acquired in the Bolt-on Acquisition and $64.1 million of increased MVC revenues under the EQT Global GGA, partly offset by $74.2 million of deferred revenue under the EQT Global GGA. Volumetric-based fee revenues decreased by $40.4 million primarily due to increased MVC revenues attributable to volumes that previously were subject to volumetric-based fees prior to the EQT Global GGA, as well as lower gathered volumes in the second quarter of 2020 due to producer curtailments primarily as a result of depressed natural gas prices.
Operating expenses decreased by $11.2 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily as a result of a $24.6 million decrease in impairment charges (as discussed in Note 4 to the consolidated financial statements) and a $14.8 million decrease in separation and other transaction costs related to the Bolt-on Acquisition that was completed in April 2019. The decrease in operating expenses was partly offset by a $16.7 million increase in depreciation expense as a result of additional assets placed in-service, as well as depreciation on assets acquired in the Bolt-on Acquisition, and a $6.6 million increase in amortization of intangible assets as a result of intangible assets acquired in the Bolt-on Acquisition and a corresponding adjustment to the useful lives of these intangibles (as discussed in Note 3 to the consolidated financial statements). Selling, general and administrative expense increased $3.9 million primarily due to higher personnel costs.
See also “Outlook” for discussions of EQT's production curtailment during the second quarter of 2020 and Note 6 to the consolidated financial statements for discussions of the EQT Global GGA and the transactions related thereto, including the potential cash fee relief to EQT in connection with the MVP in-service date. The Company expects that the revenues resulting from the MVCs under the EQT Global GGA will increase the proportion of the Company's total operating revenues that are firm reservation fee revenues in future periods.

Transmission Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	(Thousands, except per day amounts)
FINANCIAL DATA
Firm reservation fee revenues	$83,764	$81,836	2.4	$183,361	$181,060	1.3
Volumetric-based fee revenues	5,161	10,931	(52.8)	12,179	21,566	(43.5)
Total operating revenues	88,925	92,767	(4.1)	195,540	202,626	(3.5)
Operating expenses:
Operating and maintenance	9,630	10,082	(4.5)	19,071	14,166	34.6
Selling, general and administrative	5,905	6,847	(13.8)	11,087	15,339	(27.7)
Depreciation	13,570	12,594	7.7	27,128	25,127	8.0
Total operating expenses	29,105	29,523	(1.4)	57,286	54,632	4.9
Operating income	$59,820	$63,244	(5.4)	$138,254	$147,994	(6.6)

Equity income	$56,244	$36,782	52.9	$110,316	$67,845	62.6

OPERATIONAL DATA
Transmission pipeline throughput (BBtu per day)
Firm capacity reservation	2,742	2,647	3.6	2,871	2,802	2.5
Volumetric-based services	7	211	(96.7)	11	158	(93.0)
Total transmission pipeline throughput	2,749	2,858	(3.8)	2,882	2,960	(2.6)

Average contracted firm transmission reservation commitments (BBtu per day)	3,767	3,649	3.2	4,110	4,045	1.6

Capital expenditures (a)	$15,464	$11,229	37.7	$26,262	$29,991	(12.4)
(a)Transmission capital expenditures do not include capital contributions made to the MVP Joint Venture for the MVP and MVP Southgate projects of approximately $33.5 million and $156.4 million for the three months ended June 30, 2020 and 2019, respectively, and $78.6 million and $301.2 million for the six months ended June 30, 2020 and 2019, respectively.
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Transmission and storage revenues decreased by $3.8 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Firm reservation fee revenues increased by $1.9 million primarily due to customers contracting for additional firm transmission capacity and volumetric-based fee revenues decreased by $5.8 million due to lower throughput volumes primarily due to producer curtailments as a result of depressed natural gas prices.
Operating expenses decreased by $0.4 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily as a result of decreased operating and maintenance expense (primarily due to lower repair and maintenance costs) and lower selling, general and administrative expense resulting from lower personnel costs, partly offset by increased depreciation expense as a result of additional assets placed in-service.
The increase in equity income of $19.5 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was related to the increase in the MVP Joint Venture's AFUDC on the MVP.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Transmission and storage revenues decreased by $7.1 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Firm reservation fee revenues increased by $2.3 million primarily due to customers contracting for additional firm transmission capacity and volumetric-based fee revenues decreased by $9.4 million due to lower throughput volumes primarily due to producer curtailments as a result of depressed natural gas prices.

Operating expenses increased by $2.7 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily as a result of increased operating and maintenance expense and increased depreciation expense as a result of additional assets placed in-service, partly offset by lower selling, general and administrative expense resulting from lower personnel costs.
The increase in equity income of $42.5 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was related to the increase in the MVP Joint Venture's AFUDC on the MVP.
Water Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	(Thousands)
FINANCIAL DATA
Firm reservation fee revenues (a)	$11,007	$808	1,262.3	$23,783	$3,692	544.2
Volumetric-based fee revenues	19,127	26,926	(29.0)	42,802	42,084	1.7
Total operating revenues	30,134	27,734	8.7	66,585	45,776	45.5
Operating expenses:
Operating and maintenance	9,288	10,994	(15.5)	19,391	19,540	(0.8)
Selling, general and administrative	1,044	190	449.5	2,524	2,084	21.1
Depreciation	7,499	6,478	15.8	14,615	12,894	13.3
Total operating expenses	17,831	17,662	1.0	36,530	34,518	5.8
Operating income	$12,303	$10,072	22.2	$30,055	$11,258	167.0

OPERATIONAL DATA
Water services volumes (MMgal)
Firm capacity reservation (b)	150	28	435.7	361	119	203.4
Volumetric-based services	435	591	(26.4)	817	869	(6.0)
Total water volumes	585	619	(5.5)	1,178	988	19.2

Capital expenditures	$2,371	$8,849	(73.2)	$5,847	$18,024	(67.6)
(a) For the three and six months ended June 30, 2020, firm reservation fee revenues included approximately $4.5 million and $9.5 million, respectively, of MVC unbilled revenues.
(b) Includes volumes under agreements structured with MVCs.
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Water operating revenues increased by $2.4 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Firm reservation fee revenues increased by $10.2 million primarily as a result of increased revenues generated under agreements with MVCs, including increased unbilled revenue associated with MVCs. Volumetric-based fee revenues decreased $7.8 million primarily due to a 26% decrease in fresh water distribution volumes associated with decreased customer activity and decreased realized rates on a per gallon basis. A majority of the fresh water delivery fees the Company charges per gallon of water are tiered and thus are lower on a per gallon basis once certain volumetric thresholds are met.
Water operating expenses increased by $0.2 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily as a result of higher selling, general and administrative expense in the second quarter of 2020 relative to selling, general and administrative expense in the second quarter of 2019 (which reflected the collection of receivables resulting in a reduction to bad debt expense in that quarter) and increased depreciation expense as a result of additional assets placed in-service, partly offset by lower operating and maintenance expense associated with the timing of costs related to customer activities on drilling pads.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Water operating revenues increased by $20.8 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Firm reservation fee revenues increased by $20.1 million primarily as a result of increased revenues generated under agreements with MVCs, including increased unbilled revenue associated with MVCs. Volumetric-based fee revenues increased due to higher realized rates on a per gallon basis offset by lower volumes.
Water operating expenses increased by $2.0 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily as a result of higher selling, general and administrative expense in the second quarter of 2020 relative to selling, general and administrative expense in the second quarter of 2019 (which reflected the collection of receivables resulting in a reduction to bad debt expense in that quarter) and increased depreciation expense as a result of additional assets placed in-service.
The Company’s water services are directly associated with producers’ well completion activities and fresh and produced water needs (which are partially driven by horizontal lateral lengths and the number of completion stages per well), which will vary from quarter to quarter. Therefore, the Water operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results for the year ending December 31, 2020, and the Company expects Water's operating revenue for the second half of 2020 to be lower than the first half of 2020 due to the timing of such activities.
Other Income Statement Items
Other Income
Other income increased $12.3 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily associated with a $12.6 million gain on derivative instruments. Other income increased $14.6 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily associated with a $16.7 million gain on derivative instruments and a $1.8 million increase in the net settlement of incentive compensation partially offset by a $4.0 million decrease in AFUDC - equity.
Loss on Early Extinguishment of Debt
The Company incurred a loss on the early extinguishment of debt of $24.9 million during the six months ended June 30, 2020 related to the write off of unamortized discounts and financing costs on the ETRN Term Loan Credit Agreement and the Equitrans Midstream Credit Facility in the first quarter of 2020. See Note 9 to the consolidated financial statements.
Net Interest Expense
Net interest expense increased by $5.1 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to higher interest expense of $3.7 million associated with the 2020 Senior Notes issued in June 2020 and decreased capitalized interest and AFUDC - debt of $1.8 million.
Net interest expense increased by $10.9 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to higher interest expense primarily associated with the EQM Term Loans and Amended EQM Credit Facility and $3.7 million associated with the 2020 Senior Notes, partially offset by lower interest expense on the ETRN Term Loans and increased capitalized interest and AFUDC - debt of $2.5 million.

See also Note 9 to the consolidated financial statements for a discussion of the Company's outstanding debt.
Income Taxes
See Note 12 to the consolidated financial statements for an explanation of the increase in income taxes for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019.
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
All of Eureka Midstream's income is, and for the period prior to the closing of the EQM Merger, all of EQM's income was, and for the period prior to the EQGP Buyout, all of EQGP's income was, included in the Company’s pre-tax income; however, the Company does not record income tax expense on the portions of its income attributable to the noncontrolling member of Eureka Midstream and did not record income tax expense on the portion of its income attributable to the noncontrolling limited partners of EQM and EQGP for the periods prior to the closings of the EQM Merger and the EQGP Buyout, respectively. This reduces the Company's effective tax rate in periods when the Company has consolidated pre-tax income. The Company expects its effective tax rate for periods following the EQM Merger to generally be higher than the pre-EQM Merger periods due to the decrease in net income attributable to noncontrolling interests as a result of the Company's acquisition of the outstanding limited partnership interests not held by the Company and its subsidiaries in connection with the closing of the EQM Merger.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests increased for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 primarily as a result of higher EQM net income.
The Company recorded net income attributable to noncontrolling interest for the third-party ownership interests in EQM (including the EQM Series A Preferred Units) through the closing of the EQM Merger. Upon closing of the EQM Merger on June 17, 2020, the Company's remaining noncontrolling interest consists of the third-party ownership interests in Eureka Midstream.
See "Investing Activities" and "Capital Requirements" under "Capital Resources and Liquidity" for discussion of capital expenditures.
Outlook
The Company's strategically-located assets overlay core acreage in the Appalachian Basin. The location of the Company's assets allows its producer customers to access major demand markets in the U.S. The Company is one of the largest natural gas gatherers in the U.S., and its largest customer, EQT, is the largest natural gas producer in the U.S. as of June 30, 2020 based on average daily sales volumes. The Company maintains a stable cash flow profile, with approximately 64% of its revenue for the six months ended June 30, 2020 generated by firm reservation fees, including revenues from MVCs. Further, the percentage of the Company’s revenues that are generated by firm reservation fees and MVCs is expected to increase in future years as a result of the 15-year term EQT Global GGA, which includes an MVC that became effective on February 26, 2020 of 3.0 Bcf per day and gradually steps up to 4.0 Bcf per day for several years following the in-service date of the MVP project. This contract structure enhances the stability of the Company's cash flows and limits its direct exposure to commodity price risk.
The Company's principal strategy is to achieve the scale and scope of a top-tier midstream company by leveraging its existing assets, executing on its growth projects and, where appropriate, seeking and executing on strategically-aligned acquisition and joint venture opportunities and other strategic transactions, while strengthening its balance sheet through (i) highly predictable cash flows backed by firm reservation fees, (ii) actions to delever its balance sheet, (iii) disciplined capital spending, (iv) operating cost control and (v) an appropriate dividend policy. As part of its approach to organic growth, the Company is focused on building and completing its key transmission and gathering growth projects outlined below, many of which are supported by contracts with firm capacity or MVC commitments. Additionally, the Company is targeting growth from volumetric gathering and transmission services opportunities and from its water services business. The Company believes that this approach will enable the Company to achieve its strategic goals.
The Company expects that the MVP project, together with the Hammerhead and Equitrans, L.P. expansion projects for which firm capacity commitments will commence with MVP in-service, will primarily drive the Company's organic growth and that its future growth also will be supported by the MVP Southgate project and water services expansions.
•Mountain Valley Pipeline. The MVP is being constructed by a joint venture among the Company and affiliates of each of NextEra Energy, Inc., Con Edison, AltaGas Ltd. and RGC Resources, Inc. As of June 30, 2020, the Company owned a 45.7% interest in the MVP project and will operate the MVP. The MVP is an estimated 300 mile, 42-inch diameter natural gas interstate pipeline with a targeted capacity of 2.0 Bcf per day that will span from the Company's existing transmission and storage system in Wetzel County, West Virginia to Pittsylvania County, Virginia, providing access to the growing Southeast demand markets. The MVP Joint Venture has secured a total of 2.0 Bcf per day of firm capacity commitments at 20-year terms. Additional shippers have expressed interest in the MVP project and the MVP Joint Venture is evaluating an expansion opportunity that could add approximately 0.5 Bcf per day of capacity through the installation of incremental compression. The MVP Joint Venture is also evaluating other future pipeline extension projects.
In October 2017, the FERC issued the Certificate of Public Convenience and Necessity for the MVP. In the first quarter of 2018, the MVP Joint Venture received limited notice to proceed with certain construction activities from the FERC and commenced construction. As discussed under "The regulatory approval process for the construction of new midstream assets is challenging, and recent decisions by regulatory and judicial authorities in pending proceedings could impact our or the MVP Joint Venture's ability to obtain all approvals and authorizations necessary to complete certain projects on the projected time frame or at all or our ability to achieve the expected investment returns on the projects." included in "Item 1A. Risk Factors" in Part II of this Quarterly Report on Form 10-Q, there are pending legal and regulatory challenges to or otherwise affecting certain aspects of the MVP project that must be resolved before the MVP project can be completed, and the MVP Joint Venture is working to resolve these challenges. On June 11, 2020, the MVP Joint Venture announced that it is targeting a full in-service date in early 2021 for the MVP project. In connection with the adjusted targeted in-service date, the Company expects that the total costs for the MVP project may potentially increase by approximately 5% over the project’s $5.4 billion budget (excluding AFUDC) primarily due to the need to adapt to complex judicial decisions and regulatory changes. Completion of the project in accordance with these targets will require, among other things, timely issuance by the Department of the Interior’s Fish and Wildlife Service of a new Biological Opinion and Incidental Take Statement for the MVP project (and resolution of related litigation), receipt of authorizations from the Bureau of Land Management and U.S. Forest Service and the lifting of the stop work order issued by the FERC, and timely approval of the MVP Joint Venture’s pending Nationwide Permit 12 permits or utilization of alternative permitting authority and/or construction methods to cross streams and wetlands in a manner not requiring a Nationwide Permit 12. See the discussion of the litigation and regulatory-related delays affecting the completion of the MVP set forth in Part II, "Item 1. Legal Proceedings".
On November 4, 2019, Con Edison exercised an option to cap its investment in the MVP project at approximately $530 million (excluding AFUDC). The Company and NextEra Energy, Inc. are obligated to, and RGC Resources, Inc., another member of the MVP Joint Venture owning an interest in the MVP project, has opted to, fund the shortfall in Con Edison's capital contributions on a pro rata basis. Such funding by the Company and funding by other members has and will correspondingly increase the Company's and such members' respective interests in the MVP project and decrease Con Edison's interest in the MVP project. As a result, based on the project's $5.4 billion budget (excluding AFUDC), the Company's ownership interest in the MVP project will progressively increase from 45.7% to approximately 47.0%.
Through June 30, 2020, based on the MVP project's $5.4 billion budget, the Company had funded approximately $2.1 billion of its estimated total capital contributions of approximately $2.7 billion (inclusive of additional contributions required due to the Con Edison cap described above), including approximately $105 million to $120 million in excess of the Company's ownership interest. The Company expects that it may be required to fund approximately $175 million related to the potential increase in project costs discussed above. For 2020, the Company expects to make total capital contributions of $570 million to $610 million to the MVP Joint Venture for purposes of the MVP project, of which approximately $78 million has been contributed to the MVP Joint Venture.
•Wellhead Gathering and Hammerhead Projects. During the six months ended June 30, 2020, the Company invested approximately $213 million in gathering projects (inclusive of the noncontrolling interest in Eureka Midstream). For 2020, the Company expects to invest approximately $390 million to $410 million in gathering projects (inclusive of expected capital expenditures related to the noncontrolling interest in Eureka Midstream). The primary projects include infrastructure expansion of core development areas in the Marcellus and Utica Shales in southwestern Pennsylvania, southeastern Ohio and northern West Virginia for EQT, Range Resources Corporation (Range Resources) and other producers, including the Hammerhead project. The Hammerhead project is a 1.6 Bcf per day gathering header pipeline that is primarily designed to connect natural gas produced in Pennsylvania and West Virginia to the MVP, is supported by a 20-year term, 1.2 Bcf per day, firm capacity commitment from EQT and is expected to cost approximately $555 million, of which approximately $510 million had been spent through June 30, 2020. A portion of the Hammerhead project became operational in the second quarter of 2020 and can provide interruptible service until the MVP is placed in-service, at which time the firm capacity commitment will begin.
•Transmission Projects. During the six months ended June 30, 2020, the Company invested approximately $26 million in transmission projects. For 2020, the Company expects to invest approximately $55 million to $70 million in transmission projects, primarily attributable to the Allegheny Valley Connector (AVC), the Equitrans, L.P. Expansion project (EEP), which is designed to provide north-to-south capacity on the mainline Equitrans, L.P. system, including for deliveries to the MVP, and power plant projects. A portion of the EEP commenced operations with interruptible service in the third quarter of 2019. The EEP provides capacity of approximately 600 MMcf per day and offers access to several markets through interconnects with Texas Eastern Transmission, Dominion Transmission and Columbia Gas Transmission. The EEP will also provide delivery into the MVP, and once the MVP is placed in service, firm transportation agreements for 550 MMcf per day of capacity will commence under 20-year terms.
•MVP Southgate Project. In April 2018, the MVP Joint Venture announced the MVP Southgate project, a proposed 75-mile interstate pipeline that will extend from the MVP at Pittsylvania County, Virginia to new delivery points in Rockingham and Alamance Counties, North Carolina. The MVP Southgate project is backed by a 300 MMcf per day firm capacity commitment from Dominion Energy North Carolina. As designed, the MVP Southgate project has expansion capabilities that could provide up to 900 MMcf per day of total capacity. The MVP Southgate project is estimated to cost a total of approximately $450 million to $500 million, which is expected to be spent primarily in 2021. The Company expects to fund approximately $225 million of the overall project cost. During the six months ended June 30, 2020, $0.2 million of capital contributions were made by the Company to the MVP Joint Venture for the MVP Southgate project. For 2020, the Company expects to make capital contributions of approximately $10 million to $15 million to the MVP Joint Venture for the MVP Southgate project. The Company will operate the MVP Southgate pipeline and, as of June 30, 2020, owned a 47.2% interest in the MVP Southgate project. The MVP Joint Venture submitted the MVP Southgate certificate application to the FERC in November 2018. The Final Environmental Impact Statement for the MVP Southgate project was issued on February 14, 2020. In June 2020, the FERC issued the Certificate of Public Convenience and Necessity for the MVP Southgate; however, the FERC, while authorizing the project, directed the Office of Energy Projects to not issue a notice to proceed with construction until necessary federal permits are received for the MVP project and the Director of the Office of Energy Projects lifts the stop-work order and authorizes the MVP Joint Venture to continue constructing the MVP project. Subject to approval by the FERC and other regulatory agencies, the MVP Southgate project is targeted to be placed in-service in 2021.
•Water Operations. During the six months ended June 30, 2020, the Company invested approximately $6 million in its fresh water delivery infrastructure. For 2020, the Company expects to invest approximately $15 million in the operations of its fresh water delivery infrastructure in Pennsylvania and Ohio.
See further discussion of capital expenditures in the "Capital Requirements" section below.
EQT Global GGA. On February 27, 2020, the Company announced the EQT Global GGA with EQT, which is a 15-year contract that includes, among other things, a 3.0 Bcf per day MVC (which gradually steps up to 4.0 Bcf per day for several years following the in-service date of the MVP project) and the dedication of a substantial majority of EQT’s core acreage in Pennsylvania and West Virginia to the Company. Under the EQT Global GGA, EQT will receive certain gathering fee relief over a period of three years following the in-service date of the MVP (as further described in Note 6 to the consolidated financial statements). The EQT Global GGA replaced 14 previous gathering agreements between affiliates of each of EQT and the Company.
Under the EQT Global GGA, the performance obligation is to provide daily MVC capacity and as such the total consideration is allocated proportionally to the daily MVC over the life of the contract. In periods that the gathering MVC revenue billed will exceed the allocated consideration, the excess will be deferred to the contract liability and recognized in revenue when the performance obligation has been satisfied. Assuming an in-service date of early 2021 for the MVP, the deferral to the contract liability is expected to increase by approximately $152 million for the remainder of 2020 and by approximately $14 million and $43 million, respectively, during 2021 and 2022. While 3.0 Bcf per day MVC capacity became effective with the entry into the EQT Global GGA, additional daily MVC capacity and the associated gathering MVC fees payable by EQT (or its affiliates) to the Company as set forth in the EQT Global GGA are conditioned upon the in-service date of the MVP. There are ongoing legal and regulatory matters that must be resolved favorably before the MVP project can be completed which could have a material effect on the performance obligation and the allocation of the total consideration over the life of the contract and the gathering MVC fees payable by EQT under the contract.
For a discussion of the Company's commercial relationship with EQT and related considerations, including risk factors, see the Company's Annual Report on Form 10-K for the year ended December 31, 2019, as updated by this and any subsequent Quarterly Report on Form 10-Q. See also Note 6 to the consolidated financial statements for additional information regarding the EQT Global GGA, and the transactions related thereto.
EQM Merger. On June 17, 2020, the Company, EQM, EQM LP, Merger Sub and the EQM General Partner completed the EQM Merger, pursuant to which, the Company acquired all of the issued and outstanding EQM Common Units (other than EQM Common Units held by the Company and its subsidiaries). As a result of the EQM Merger, EQM is an indirect, wholly owned subsidiary of the Company and is no longer a publicly traded entity. See Notes 1 and 2 to the consolidated financial statements for additional information regarding the EQM Merger.
Commodity Prices. The Company’s business is dependent on continued natural gas production and the availability and development of reserves in its areas of operation. Low prices for natural gas and natural gas liquids have adversely affected development of additional reserves and production that is accessible by the Company’s pipeline and storage assets, which also negatively affects the Company’s water services business. See “COVID-19 Update” under “Executive Overview” above for a discussion of the recent impact of the COVID-19 outbreak on oil, natural gas liquids and natural gas prices, and the positive impact recent declines in oil prices are expected to have on natural gas prices, primarily as a result of the expected corresponding declines in the production of associated gas in the United States which the market expects will more than offset reduced demand for natural gas as a result of the COVID-19 outbreak. Henry Hub spot and local spot natural gas prices, which were under pressure prior to the COVID-19 outbreak due primarily to a warmer than normal 2019 - 2020 winter heating season, a temperate Spring 2020 season and an oversupply of natural gas (caused in part by the significant increase in production of associated gas from the Permian Basin and similar basins in recent years), have been further pressured by a reduction in global demand for natural gas during the first half of 2020, for which the COVID-19 outbreak has been a contributing factor, and the continued significant supplies of natural gas being produced, particularly from the Appalachian Basin. The Henry Hub natural gas price ranged from $1.40 per MMbtu to $2.17 per MMbtu between January 1, 2020 and June 30, 2020, with some prices reflecting the lowest natural gas prices in more than 20 years. Further, market prices for natural gas in the Appalachian Basin continue to be lower than Henry Hub natural gas prices and were significantly lower during portions of the first half of 2020. While the Company expects natural gas prices to recover beginning in the second half of 2020, as reflected by the current natural gas forward price strip, primarily due to the expected reduction in associated gas production from the Permian Basin and increased demand for natural gas during the colder winter months, the length and extent of that price recovery (if any) and its effect on the development plans of the Company’s customers, which impact both the Company’s ability to execute new commercial agreements with its customers as well as the volumes of natural gas flowing on the Company’s gathering and transmissions systems under existing contracts, will be impacted by global demand for natural gas, the pace of the reduction of natural gas production (primarily from the expected decrease in supplies of associated gas from the Permian Basin resulting from the dramatic decrease in oil prices during the first half of 2020), and the length and severity of the COVID-19 outbreak, during which a record number of shipments of liquified natural gas have been cancelled. There is no assurance that the elevated natural gas prices indicated by the forward price strip will be realized or that any positive impact from the decline in oil prices will offset reduced demand for natural gas as a result of the COVID-19 outbreak or other factors.
Lower natural gas prices have caused certain producers, including customers of the Company, to determine to reduce their rig count (and thereby delay production), temporarily shut in a portion of their production or otherwise take actions to slow production growth and/or reduce production, which when effected by the Company's producer customers reduces the demand for, and usage of, the Company’s services (including as a result of any inability on the part of a producer to match or exceed prior production levels following any shut-in). For instance, in May 2020, EQT, the Company's largest customer, publicly disclosed that it had made the strategic decision to temporarily curtail a portion of its daily production, beginning on May 16, 2020; substantially all of that production was flowing on the Company's gathering and/or transmission systems. The curtailed volumes on the Company's systems averaged approximately 1.2 Bcf per day over 45 days during the second quarter. While EQT's curtailed production was turned back in line in July 2020, the production curtailment negatively impacted the Company's volumetric-based fee revenues for the second quarter of 2020, and an extended period of low natural gas prices and/or slow recovery of natural gas prices later in 2020 could cause EQT or other producers to take similar actions in the future, which could have a significant negative effect on the demand for the Company's services and therefore its results of operation.
The Company’s customers, including EQT, Range Resources and Gulfport Energy Corporation (Gulfport), previously announced reductions in their capital spending forecasts for 2020 and may continue to lower capital spending in the future based on commodity prices, access to capital, investor expectations for positive free cash flow, or a desire to reduce or refinance leverage (including the perceived ability to do so), or other factors. On January 13, 2020, EQT publicly announced a 2020 capital expenditure forecast of $1.25 billion to $1.35 billion, compared to 2019 capital expenditures of $1.85 billion to $1.95 billion, which represented an approximate 30% decrease in capital expenditures compared to EQT’s projected 2019 capital expenditures. On March 16, 2020, EQT announced a further reduction in its 2020 capital expenditure forecast to $1.075 billion to $1.175 billion, or an approximate 13% reduction from EQT's initial 2020 capital expenditure forecast. In addition, longer-term price declines and sustained periods of low natural gas and natural gas liquids prices could continue to have an adverse effect on the creditworthiness of the Company's customers and related ability to pay firm reservation fees under long-term contracts and/or affect activity levels and, accordingly, volumetric-based fees, which could affect the Company’s results of operations, liquidity or financial position. Each of S&P, Moody's and Fitch has taken negative ratings actions on a number of Appalachian exploration and production companies, including EQT, Range Resources and Gulfport, citing, among other things, lower natural gas price assumptions and current and future financing needs (although Fitch did in June 2020 revise its ratings outlook for EQT to positive from negative, citing EQT's efforts to reduce outstanding debt and improvements in natural gas fundamentals). Many of the Company’s customers, including EQT, have entered into long-term firm reservation transmission and gathering contracts or contracts with MVCs on the Company's systems. However, approximately 36% of the Company’s operating revenues for the first six months of 2020 were volumetric-based fee revenues. For more information, see "Decreases in production of natural gas in EQM's areas of operation have adversely affected, and future decreases could further adversely affect, its business and operating results and reduce its cash available to make distributions to its unitholders, including us." included in Item "1A. Risk Factors - Risks Related to EQM's Business" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
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
The accounting estimates related to impairments are susceptible to change, including estimating fair value which requires considerable judgment. For goodwill, management’s estimate of a reporting unit’s future financial results is sensitive to changes in assumptions, such as changes in stock prices, weighted-average cost of capital, terminal growth rates and industry multiples. For the Company’s equity investments in the MVP Joint Venture, management must evaluate the Company’s investments for other-than-temporary-declines in fair value under ASC 323. The Company believes the estimates and assumptions used in estimating its reporting units’ and its equity investments’ fair values are reasonable and appropriate; however, assumptions and estimates are inherently subject to significant business, economic, competitive, regulatory and other risks that could materially affect the calculated fair values and the resulting conclusions regarding impairments of goodwill and equity investments, which could materially affect the Company’s results of operations and financial position. Additionally, actual results could differ from these estimates. The Company also continues to evaluate the ongoing legal and regulatory matters related to the MVP project that must be resolved favorably (and timely) before the project can be completed, as further described in Part II, “Item 1. Legal Proceedings” of this Quarterly Report on Form 10-Q. See also Note 4 to the consolidated financial statements and “Reviews of our goodwill and intangible and other long-lived assets have resulted in significant impairment charges and reviews of goodwill, intangible and other long-lived assets (including equity method investments) could result in future significant impairment charges.” included in Part II, “Item 1A. Risk Factors," in this Quarterly Report on Form 10-Q.
Capital Resources and Liquidity
The Company's liquidity requirements are to finance its operations, its capital expenditures, potential acquisitions and other strategic transactions and capital contributions to joint ventures, including the MVP Joint Venture, to pay cash dividends and to satisfy any indebtedness obligations. The Company's ability to meet these liquidity requirements depends on the Company's cash flow from operations and the Company's ability to raise capital in banking, capital and other markets, which may be affected by prevailing economic conditions in the natural gas industry and other financial and business factors, including the current COVID-19 outbreak, some of which are beyond the Company's control. The Company's available sources of liquidity include cash from operations, cash on hand, issuances of additional debt and issuances of additional equity securities by the Company. As of June 30, 2020, pursuant to the terms of the Amended EQM Credit Facility and Amended 2019 EQM Term Loan Agreement, EQM would have been able to borrow approximately $1.9 billion under the Amended EQM Credit Facility. Pursuant to the Tax Matters Agreement (defined in Note 7 to the consolidated financial statements), the Company is subject to certain restrictions related to certain corporate actions, including restrictions related to the issuance of Company securities beyond certain thresholds as set forth in the Tax Matters Agreement for a two-year period following the Separation and Distribution. See "We may determine to forgo or be required to forgo certain transactions in order to avoid the risk of incurring material tax-related liabilities or indemnification obligations under the tax matters agreement." included in "Item 1A. Risk Factors – Risks Related to the Separation," in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The Company is not forecasting any public equity issuance for currently anticipated organic growth projects.

In February 2020, S&P and Fitch downgraded EQM's credit ratings from investment grade to non-investment grade. In addition, in April 2020, Moody's further downgraded EQM's credit rating from Ba2 (with a negative outlook) to Ba3 (with a negative outlook), and S&P further downgraded EQM's credit rating from BB (with a stable outlook) to BB- (with a negative outlook). The non-investment grade ratings from Moody's, S&P and Fitch have caused the Company to incur higher borrowing costs under the Amended EQM Credit Facility and the Amended 2019 EQM Term Loan Agreement. As a result of the February 2020 downgrades, EQM was also obligated to deliver additional credit support to the MVP Joint Venture, which included letters of credit in the amounts of approximately $220.2 million and $14.2 million with respect to the MVP and the MVP Southgate projects, respectively. Additionally, pursuant to the EQT Global GGA, if EQM does not maintain minimum credit ratings from two of three credit rating agencies of at least Ba3 with respect to Moody's and BB- with respect to S&P and Fitch, EQM will be obligated to provide additional credit support in an amount equal to approximately $196 million to EQT in support of the potential payment obligation related to the EQT Cash Option (the Cash Option Letter of Credit). See "A further downgrade of EQM's credit ratings, including in connection with the MVP project or changes in the credit ratings of EQT, which are determined by independent third parties, could impact EQM's liquidity, access to capital, and costs of doing business." included in "Item 1A. Risk Factors – Risks Related to EQM's Business," in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Operating Activities
Net cash flows provided by operating activities were $593.0 million for the six months ended June 30, 2020 compared to $422.5 million for the six months ended June 30, 2019. The increase was primarily driven by the timing of working capital receipts and payments.
Investing Activities
Net cash flows used in investing activities were $345.3 million for the six months ended June 30, 2020 compared to $1,630.1 million for the six months ended June 30, 2019. The decrease was attributable to cash used for the Bolt-on Acquisition in 2019, decreased capital contributions to the MVP Joint Venture in 2020 consistent with a lower level of construction activities for the MVP project and decreased capital expenditures during 2020 as further described in "Capital Requirements."
Financing Activities
Net cash flows used in financing activities were $133.7 million for the six months ended June 30, 2020 compared to net cash flows provided by financing activities of $938.9 million for the six months ended June 30, 2019. For the six months ended June 30, 2020, the primary source of financing cash flows was net proceeds from the 2020 Senior Notes issuances, while the primary uses of financing cash flows were the redemption of the EQM Series A Preferred Units, payment for the retirement of the ETRN Term Loans, the payments of dividends and distributions to shareholders and unitholders (including distributions paid to EQM Series A Preferred unitholders) and net payments of borrowings on the Amended EQM Credit Facility. The net proceeds from the 2020 Senior Notes were primarily used to repay borrowings on the Amended EQM Credit Facility. For the six months ended June 30, 2019, the primary sources of financing cash flows were net proceeds from the issuance of the EQM Series A Preferred Units and borrowings on the Company's and EQM's credit facilities, net of payments partially offset by payments of dividends and distributions to shareholders and unitholders and the purchase of EQGP Common Units.
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
Capital expenditures decreased by approximately $158.8 million for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, primarily due to decreased spending on the Hammerhead project and various wellhead gathering projects. Capital expenditures decreased by approximately $220.5 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, primarily due to decreased spending on the Hammerhead project and various wellhead gathering projects, partly offset by spending on the Eureka Midstream gathering system primarily in 2020.
For 2020, capital contributions to the MVP Joint Venture are expected to be approximately $570 million to $610 million related to the MVP project and approximately $10 million to $15 million related to the MVP Southgate project, and capital expenditures are expected to be $460 million to $500 million (including approximately $45 million attributable to the noncontrolling interest in Eureka Midstream). The Company's future capital investments may vary significantly from period to period based on the available investment opportunities and the timing of the construction of the MVP, MVP Southgate and other projects, and maintenance needs. The Company expects to fund future capital expenditures primarily through cash on hand, cash generated from operations and borrowings under its credit facilities.
Credit Facility Borrowings
See Note 9 to the consolidated financial statements for discussion of the Amended EQM Credit Facility, the Amended 2019 EQM Term Loan Agreement and the Eureka Credit Facility.

Security Ratings
The table below sets forth the credit ratings for debt instruments of EQM at June 30, 2020.

EQM
Senior Notes
Rating Service	Rating	Outlook
Moody's	Ba3	Negative
S&P	BB-	Negative
Fitch	BB	Negative

On February 4, 2020, S&P downgraded EQM's credit to a BB+ rating, with a negative outlook, from a BBB- rating following S&P's downgrade of EQT. On February 27, 2020, S&P further downgraded EQM's credit to a BB rating, with a stable outlook. On February 18, 2020, Fitch downgraded EQM to a BB rating, with a negative outlook, from a BBB- rating, citing a downgrade of EQT’s credit rating from BBB- to BB, with a negative outlook, on February 14, 2020, as well as uncertainty around the MVP project, as the principal reasons for the ratings action. On February 27, 2020, Moody's downgraded EQM's credit from Ba1, with a negative outlook, to Ba2, with a negative outlook, citing EQT's weakening credit profile, risks to completion of the MVP project and the increase to EQM's financial leverage resulting from actions in connection with the EQM Merger and the Share Purchases. On April 2, 2020, Moody's further downgraded EQM's credit rating from Ba2, with a negative outlook, to Ba3, with a negative outlook, following Moody's downgrade of EQT's credit rating. Finally, on April 7, 2020, S&P further downgraded EQM's credit rating from BB, with a stable outlook, to BB-, with a negative outlook, following S&P's further downgrade of EQT's credit rating. In June 2020, each of Moody's, S&P and Fitch affirmed EQM's credit ratings in connection with the issuance of the 2020 Senior Notes. The ETRN Term Loans were paid off on March 3, 2020 with proceeds from the EQM Credit Facility and the ETRN Term Loan Credit Agreement was terminated; therefore, the Company no longer has any credit ratings assigned to its debt.

EQM's credit ratings are subject to further revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. The Company cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a credit rating agency if, in its judgment, circumstances so warrant, including in connection with the MVP project or the creditworthiness of EQM's customers, including EQT. As of June 30, 2020, EQT's public debt had credit ratings of BB- from S&P (with a negative outlook), Ba3 from Moody's (with a negative outlook) and BB from Fitch (with a positive outlook). As of December 31, 2019, EQT's credit ratings with each of S&P, Moody's and Fitch were considered investment grade. If any credit rating agency further downgrades EQM's ratings, the Company's access to the capital markets could become more challenging, borrowing costs will likely increase, EQM may be required to provide additional credit assurances, including the Cash Option Letter of Credit, in support of commercial agreements such as joint venture agreements and, if applicable, construction contracts, and the potential pool of investors and funding sources may decrease. In order to be considered investment grade, a company must be rated Baa3 or higher by Moody's, BBB- or higher by S&P, or BBB- or higher by Fitch. Anything below these ratings, including all of EQM's credit ratings, are considered non-investment grade.
Commitments and Contingencies
In the ordinary course of business, various legal and regulatory claims and proceedings are pending or threatened against the Company and its subsidiaries. While the amounts claimed may be substantial, the Company is unable to predict with certainty the ultimate outcome of such claims and proceedings. The Company accrues legal and other direct costs related to loss contingencies when incurred. The Company establishes reserves whenever it believes it to be appropriate for pending matters. Furthermore, after consultation with counsel and considering available insurance, the Company believes that the ultimate outcome of any matter currently pending against it or any of its subsidiaries will not materially affect its business, financial condition, results of operations, liquidity or ability to pay dividends to its shareholders.
See "The regulatory approval process for the construction of new midstream assets is challenging, and recent decisions by regulatory and judicial authorities in pending proceedings could impact our or the MVP Joint Venture's ability to obtain all approvals and authorizations necessary to complete certain projects on the projected time frame or at all or our ability to achieve the expected investment return on the projects." under "Item 1A. Risk Factors" in this Quarterly Report on Form 10-Q and Part II, "Item 1. Legal Proceedings" for discussion of litigation and regulatory proceedings, including related to the MVP project.

See Note 14 to the annual consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 for further discussion of the Company's commitments and contingencies.
Dividends
Dividends to common shareholders. On July 21, 2020, the Company's Board of Directors declared a cash dividend for the second quarter of 2020 of $0.15 per common share payable on August 13, 2020 to shareholders of record at the close of business on August 4, 2020.
Dividends to Equitrans Midstream Preferred shareholders. On July 21, 2020, the Company's Board of Directors declared a cash dividend for the second quarter of 2020 of $0.075 per Equitrans Midstream Preferred Share, which amount reflected pro-ration in accordance with the Certificate of Designations, payable on August 13, 2020 to shareholders of record at the close of business on August 4, 2020. Beginning with the dividends on Equitrans Midstream Preferred Shares for the third quarter of 2020, the Company expects the aggregate dividends to be declared and paid on the Equitrans Midstream Preferred Shares pursuant to the Certificate of Designations to be approximately $14.6 million per quarter through the quarter ending March 31, 2024, subject to approval each quarter by the Company's Board of Directors.

On August 13, 2020, pursuant to the terms of the Certificate of Designations, the Company also expects to pay $10.9 million in the aggregate to holders of Equitrans Midstream Preferred Shares related to forgone partial period distributions on the EQM Series A Preferred Units that were converted into Equitrans Midstream Preferred Shares in connection with the EQM Merger.
Critical Accounting Policies and Estimates
The Company's critical accounting policies are described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on February 27, 2020. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to the Company's consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for the period ended June 30, 2020. The application of the Company's critical accounting policies may require management to make judgments and estimates about the amounts reflected in the consolidated financial statements. Management uses historical experience and all available information to make these estimates and judgments. Different amounts could be reported using different assumptions and estimates.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Changes in interest rates affect the amount of interest the Company earns on cash, cash equivalents and short-term investments and the interest rates EQM and Eureka Midstream pay on borrowings under their respective revolving credit facilities and term loans, as applicable. The Amended 2019 EQM Term Loan Agreement, the Amended EQM Credit Facility and the Eureka Credit Facility provide for variable interest rates and thus expose the Company, through EQM and Eureka Midstream, to fluctuations in market interest rates. In addition, EQM's interest rates under the Amended 2019 EQM Term Loan Agreement and the Amended EQM Credit Facility are impacted by changes in EQM's credit ratings (which may be caused by factors outside of EQM's control). Such changes in interest rates may accordingly impact the Company's results of operations and liquidity. Further, changes in interest rates may affect the dividend payable on Equitrans Midstream Preferred Shares after March 31, 2024, which could affect the amount of cash the Company has available to make quarterly cash dividends to its shareholders. Additionally, on March 30, 2020, EQM executed the EQM Credit Facility Amendment and Term Loan Amendment which increased the interest rates applicable to the borrowings under the Amended EQM Credit Facility and the Amended 2019 EQM Term Loan Agreement. EQM's senior notes are fixed rate and thus do not expose the Company to fluctuations in market interest rates. Changes in interest rates do affect the fair value of EQM's fixed rate debt. See Notes 9 and 10 to the consolidated financial statements for discussions of borrowings and fair value measurements, respectively. EQM and Eureka Midstream may from time to time hedge the interest on portions of borrowings under the revolving credit facilities and Amended 2019 EQM Term Loan Agreement, as applicable, in order to manage risks associated with floating interest rates (however, there may be no assurance that such hedges will fully mitigate interest rate risk).
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

The Company is exposed to the credit risk of its customers, including EQT, its largest customer. As of June 30, 2020, EQT had $0.8 billion of letters of credit outstanding under its revolving credit facility (inclusive of an $83.6 million letter of credit issued to the MVP Joint Venture). At June 30, 2020, EQT's public senior debt had non-investment grade credit ratings. See "Security Ratings" under Part I, "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of EQT's credit ratings.
In connection with the execution of the EQT Global GGA and the Credit Letter Agreement, the Company agreed to, amongst other things, relieve certain credit posting requirements for EQT, in an amount of up to approximately $250 million under its commercial agreements with the Company, subject to EQT maintaining a minimum credit rating from two of three rating agencies of (i) Ba3 with Moody’s, (ii) BB- with S&P and (iii) BB- with Fitch. In addition, EQT has guaranteed the payment obligations of certain of its subsidiaries, up to a maximum amount of $115 million, $131 million and $30 million related to gathering, transmission and water services, respectively, across all applicable contracts, for the benefit of the subsidiaries of the Company providing such services. See Note 13 to the annual consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 for further discussion of the Company's exposure to credit risk.
Commodity Prices. The Company's business is dependent on continued natural gas production and the availability and development of reserves in its areas of operation. Low prices for natural gas and natural gas liquids, including those resulting from regional basis differentials, could adversely affect development of additional reserves and production that is accessible by the Company's pipeline and storage assets, or result in lower drilling activity, which would decrease demand for the Company's services. Lower regional natural gas prices could cause producers to determine in the future that drilling activities in areas outside of the Company's current areas of operation are strategically more attractive to them. The Company's customers, including EQT, Range Resources and Gulfport, have announced reductions in their capital spending and may announce lower capital spending in the future based on commodity prices, access to capital, investor expectations regarding free cash flow, a desire to reduce or refinance leverage (including the perceived ability to do so) or other factors. Unless the Company is successful in attracting and retaining new customers, the Company's ability to maintain or increase the capacity subscribed and volumes transported under service arrangements on its transmission and storage system, the volumes gathered on its gathering systems, or the volumes of water provided by its water services business will be dependent on receiving consistent or increasing commitments from its existing customers. While EQT has dedicated a substantial portion of its core acreage to the Company and has entered into long-term firm gathering and transmission contracts and contracts with MVCs on certain of the Company's systems, EQT may determine in the future that drilling or continuing to produce gas from existing wells in the Company's areas of operations is not economical. For example, in May 2020, EQT publicly disclosed that it had made the strategic decision to temporarily curtail a portion of its daily production, beginning on May 16, 2020. The curtailed volumes on the Company's systems averaged approximately 1.2 Bcf per day over 45 days during the second quarter. See "Commodity Prices" under "Outlook" for additional discussion. Other than with respect to its MVCs and other firm commitments under existing contracts, EQT is under no contractual obligation to continue to develop its acreage dedicated to the Company. See also Note 6 to the consolidated financial statements for a discussion of the EQT Global GGA and the Water Services Letter Agreement with EQT.
The Company's cash flow profile is underpinned by both firm reservation fee revenues and volumetric-based fees, with approximately 64% of its revenue for the six months ended June 30, 2020 generated by firm reservation fee revenues, including revenue from MVCs. Accordingly, the Company believes that the effect of short- and medium-term declines in volumes of gas gathered, transported or stored on its systems may be mitigated because firm reservation fee revenues are paid regardless of volumes supplied to the system by customers. See "EQM's exposure to direct commodity price risk may increase in the future." under "Item 1A. Risk Factors - Risks Related to EQM's Business" in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. Sustained periods of low commodity prices could however have a further adverse effect on customer creditworthiness and related ability to pay firm reservation fees under long-term contracts and/or affect activity levels and accordingly volumetric-based fees, all of which could affect the Company's results of operations, liquidity or financial position. Significant declines in gas production in the Company's areas of operations would adversely affect the Company's growth potential.
The fair value of the Company’s derivative instruments is largely determined by estimates of the NYMEX Henry Hub natural gas forward curve. A hypothetical 10% increase in NYMEX Henry Hub natural gas futures prices would increase the valuation of the Company’s derivative instruments by $16.5 million, while a hypothetical 10% decrease in NYMEX Henry Hub natural gas futures prices would decrease the valuation of the Company’s derivative instruments by $17.5 million. This fair value change assumes volatility based on prevailing market parameters at June 30, 2020. See Note 10 to the consolidated financial statements for a discussion of the Henry Hub cash bonus payment provision.
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
There were no changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the second quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of business, various legal and regulatory claims and proceedings are pending or threatened against the Company and its subsidiaries. While the amounts claimed may be substantial, the Company is unable to predict with certainty the ultimate outcome of such claims and proceedings. The Company accrues legal and other direct costs related to loss contingencies when incurred. The Company establishes reserves whenever it believes it to be appropriate for pending matters. Furthermore, after consultation with counsel and considering available insurance, the Company believes that the ultimate outcome of any matter currently pending against it or any of its subsidiaries will not materially affect its business, financial condition, results of operations, liquidity or ability to pay dividends to its shareholders.
Environmental Proceedings
Pennsylvania DEP Consent Assessment of Civil Penalty, Fresh Water Withdraw System: During the third quarter of 2019, the Pennsylvania Department of Environmental Protection (PADEP) issued a draft Consent Assessment of Civil Penalty to the Company, citing a failure to report monthly and total withdraws from certain freshwater sources, failure to register a source, and failure to maintain a source/tap. The Company has implemented corrective actions including registration of all water sources and installation of equipment to prevent non-compliance events. On April 7, 2020, the Company and the PADEP entered into a consent order and the Company paid a civil penalty to the PADEP in the amount of $180,000.
Eureka System Environmental Remediation. On April 10, 2019, EQM acquired a 60% equity interest in Eureka Midstream. Eureka Midstream received one notice of violation (NOV) in April 2019 and two NOVs in June 2019 from the Ohio Environmental Protection Agency associated with legacy slips. The Company cannot predict with certainty whether any facts or circumstances will result in a state environmental agency issuing additional NOVs. If penalties are imposed, an individual penalty or the aggregate of these penalties could result in monetary sanctions in excess of $100,000. However, the Company does not believe that the penalties, if imposed on Eureka Midstream, will result in obligations to the Company that will have a material impact on the financial condition, results of operations or liquidity of the Company.
Appalachian Pipeline North. On February 20, 2019, the Company notified the PADEP that the erosion and sediment control general permit (EGS Permit) for Appalachian Pipeline North was not terminated or renewed prior to its expiration. The Company is working with the PADEP to obtain a minor modification for unpermitted features on the project that are functioning appropriately, partially terminate areas of the project that are adequately restored and re-permit areas that need to be addressed to achieve compliance with the EGS Permit requirements. The Company is continuing negotiations with the PADEP. If penalties are imposed, an individual penalty or the aggregate of these penalties could result in monetary sanctions in excess of $100,000. However, the Company does not believe that the penalties, if imposed, will have a material impact on the financial condition, results of operations or liquidity of the Company.
MVP Matters
The MVP Joint Venture is currently defending certain agency actions and judicial challenges to the MVP that must be resolved favorably before the project can be completed, including the following:
•Sierra Club, et al. v. U.S. Army Corps of Engineers, et al., consolidated under Case No. 18-1173, Fourth Circuit Court of Appeals (Fourth Circuit). In February 2018, the Sierra Club filed a lawsuit in the Fourth Circuit against the U.S. Army Corps of Engineers (the U.S. Army Corps). The lawsuit challenged the verification by the Huntington District of the U.S. Army Corps that Nationwide Permit 12, which generally authorizes discharges of dredge or fill material into waters of the United States and the construction of pipelines across such waters under Section 404 of the Clean Water Act, could be utilized in the Huntington District (which covers all but the northernmost area of West Virginia) for the MVP project. The crux of Sierra Club's position was that the MVP Joint Venture, pursuant to its FERC license, planned to use a certain methodology (dry open cut creek crossing methodology) to construct the pipeline across streams in West Virginia that would take considerably longer than the 72 hours allowed for such activities pursuant to the terms of West Virginia's Clean Water Act Section 401 certification for Nationwide Permit 12. A three-judge panel of the Fourth Circuit agreed with the Sierra Club and on October 2, 2018, issued a preliminary order stopping the construction in West Virginia of that portion of the pipeline that is subject to Nationwide Permit 12. Following the issuance of the court's preliminary order, the U.S. Army Corps' Pittsburgh District (which had also verified use of Nationwide Permit 12 by the MVP Joint Venture) suspended its verification that allowed the MVP Joint Venture to use Nationwide Permit 12 for stream and wetlands crossings in northern West Virginia. On November 27, 2018, the Fourth Circuit panel issued its final decision vacating the Huntington District's verification of the use of Nationwide Permit 12 in West Virginia. West Virginia subsequently revised its Section 401 certification for Nationwide Permit 12; however, unless and until the U.S. Army Corps' Huntington and Pittsburgh Districts re-verify the MVP Joint Venture's use of Nationwide Permit 12, or the MVP Joint Venture secures an individual Section 404 permit with the concurrence of both Districts (or alternative permitting authority and/or construction methods), the MVP Joint Venture cannot perform any construction activities in any streams and wetlands in West Virginia. In June 2018, the Sierra Club filed a second petition in the Fourth Circuit against the U.S. Army Corps, seeking review and a stay of the U.S. Army Corps Norfolk District's decision to verify the MVP Joint Venture's use of Nationwide Permit 12 for stream crossings in Virginia. The Fourth Circuit denied the Sierra Club's request for a stay on August 28, 2018. On October 5, 2018, the U.S. Army Corps' Norfolk District suspended its verification under Nationwide Permit 12 for stream crossings in Virginia pending the resolution of the West Virginia proceedings described below. On December 10, 2018, the U.S. Army Corps filed a motion to place the case in abeyance which the court granted on January 9, 2019. Until the U.S. Army Corps lifts its suspension, the MVP Joint Venture cannot perform any construction activities in any streams and wetlands in Virginia pursuant to a Nationwide Permit 12. Once the Huntington and Pittsburgh District issues are resolved, the Norfolk District will be in the position to consider lifting the suspension of the verification for the MVP Joint Venture's use of Nationwide Permit 12. The administrative proceeding described below is addressing the issues raised by the court. However, the MVP Joint Venture cannot guarantee that the agencies' actions will not be challenged or that the U.S. Army Corps Districts will act promptly or be deemed to have acted properly if challenged, in which case reverification may be further delayed.

•WVDEP Rulemaking Proceedings - Section 401 Nationwide Permit. On April 13, 2017, the West Virginia Department of Environmental Protection (WVDEP) issued a 401 Water Quality Certification for the U.S. Army Corps Nationwide Permits. In August 2018, the WVDEP initiated an administrative process to revise this certification and requested public comment to, among other things, specifically revise the 72-hour limit for stream crossings noted as problematic by the Fourth Circuit as well as other conditions. The WVDEP issued a new notice and comment period for further modifications of the 401 certification. On April 24, 2019, the WVDEP submitted the modification to the United States Environmental Protection Agency (the EPA) for approval (since the WVDEP is also required to obtain the EPA's agreement to the modified 401 certification) and provided notice to the U.S. Army Corps. The EPA's agreement to the WVDEP's modification of its water quality certification was received in August 2019 and, accordingly, the MVP Joint Venture anticipates that it will once again secure from the U.S. Army Corps Districts within West Virginia verification that its activities, including stream crossings, may proceed under Nationwide Permit 12 as re-certified by the WVDEP. The U.S. Army Corps approved the WVDEP's modification of its Nationwide Permit on January 24, 2020. The MVP Joint Venture submitted a new permit application on January 28, 2020 anticipating a decision in the third quarter 2020. Further, the MVP Joint Venture cannot guarantee that the WVDEP's action will not be challenged or that the U.S. Army Corps Districts will act promptly or be deemed to have acted properly if challenged, in which case reverification may be further delayed.

•Sierra Club, et al. v. U.S. Forest Service, et al., consolidated under Case No. 17-2399, Fourth Circuit Court of Appeals. In a different Fourth Circuit appeal filed in December 2017, the Sierra Club challenged a Bureau of Land Management (BLM) decision to grant a right-of-way to the MVP Joint Venture and a U.S. Forest Service (USFS) decision to amend its management plan to accommodate MVP, both of which affect the MVP's 3.6-mile segment in the Jefferson National Forest in Virginia. On July 27, 2018, agreeing in part with the Sierra Club, the Fourth Circuit vacated the BLM and USFS decisions, finding fault with the USFS' analysis of erosion and sedimentation effects and the BLM's analysis of the practicality of alternate routes. On August 3, 2018, citing the court's vacatur and remand, the FERC issued a stop work order for the entire pipeline pending the agency actions on remand. The FERC modified its stop work order on August 29, 2018 to allow work to continue on all but approximately 25 miles of the project. On October 10, 2018, the Fourth Circuit granted a petition for rehearing filed by the MVP Joint Venture for the limited purpose of clarifying that the July 27, 2018 order did not vacate the portion of the BLM's Record of Decision authorizing a right-of-way and temporary use permit for MVP to cross the Weston and Gauley Bridge Turnpike Trail in Braxton County, West Virginia. On October 15, 2018, the MVP Joint Venture filed with the FERC a request to further modify the August 3, 2018 stop work order to allow the MVP Joint Venture to complete the bore and install the pipeline under the Weston and Gauley Bridge Turnpike Trail. On October 24, 2018, the FERC granted the MVP Joint Venture's request to further modify the stop work order and authorize construction. However, work on the 3.6-mile segment in the Jefferson National Forest must await a revised authorization. On July 30, 2020, the USFS published in the Federal Register a notice of intent to prepare a supplemental environmental impact statement (SEIS) to the 2017 FERC Final Environmental Impact Statement for MVP. This SEIS is intended to address the issues identified by the Fourth Circuit. According to the notice, the USFS anticipates completion of the draft SEIS by September 2020 and the final SEIS by fourth quarter 2020. The Company cannot guarantee the timeliness of the agency's actions or when a revised authorization will be finalized, or whether it would be challenged.

•Challenges to FERC Certificate, Court of Appeals for the District of Columbia Circuit (DC Circuit). Multiple parties have sought judicial review of the FERC's order issuing a certificate of convenience and necessity to the MVP Joint

Venture and/or the exercise by the MVP Joint Venture of eminent domain authority. On February 19, 2019, the DC Circuit issued an order rejecting multiple consolidated petitions seeking direct review of the FERC order under the Natural Gas Act and certain challenges to the exercise by the MVP Joint Venture of eminent domain authority in Appalachian Voices, et al. v. FERC, et al., consolidated under Case No. 17-1271. No petitions for rehearing or petitions for rehearing en banc were filed by the April 5, 2019 deadline. The mandate was issued on April 17, 2019. Another group of parties filed a complaint in the U.S. District Court for the District of Columbia asserting that the FERC's order issuing certificates is unlawful on constitutional and other grounds in Bold Alliance, et al. v. FERC, et al., Case No. 1:17-cv-01822-RJL. The district court plaintiffs seek declaratory relief as well as an injunction preventing the MVP Joint Venture from developing its project or exercising eminent domain authority. In December 2017 and January 2018, the FERC and the MVP Joint Venture, respectively, moved to dismiss the petitions for lack of subject matter jurisdiction. The court granted the motion and dismissed plaintiffs' complaint on September 28, 2018. On October 26, 2018, plaintiffs appealed to the DC Circuit in Bold Alliance, et al. v. FERC, et al., Case No. 18-5322. On December 3, 2018, the FERC, as appellee, filed a joint motion with the appellants to hold Case No. 18-5322 in abeyance pending completion of the appeals of the final agency orders related to the MVP certificate in consolidated Case No. 17-1271 and Atlantic Coast Pipeline’s (ACP) certificate. The MVP Joint Venture filed a motion to dismiss the case as to some of the plaintiffs. On February 15, 2019, the DC Circuit entered an order holding this appeal in abeyance pending rulings on the appeals from the ACP and MVP FERC proceedings. Although the members of the ACP project announced the cancellation of that project on July 5, 2020, ACP's proceeding remains pending. Case No. 18-5322 remains in abeyance. If this challenge were successful, it could result in the MVP Joint Venture's certificate of convenience and necessity being vacated and/or additional proceedings before the FERC, the outcome of which the Company cannot predict.

•Greenbrier River Watershed Ass’n v. WVDEP, Circuit Court of Summers County, West Virginia, Case No. 18-AA-1. In August 2017, the Greenbrier River Watershed Association appealed MVP's Natural Stream Preservation Act Permit (NSPA Permit) obtained from the West Virginia Environmental Quality Board (WVEQB) for the Greenbrier River crossing. The NSPA Permit allowed MVP to install the pipeline using an open-cut surface crossing technique in the Greenbrier River. Petitioners alleged that the issuance of the NSPA Permit failed to comply with West Virginia's Water Quality Standards for turbidity and sedimentation. The WVEQB dismissed the appeal in June 2018. In July 2018, the Greenbrier River Watershed Association appealed to the Circuit Court of Summers County, asking the Court to remand the NSPA Permit with instructions to impose state-designated construction windows and pre- and post-construction monitoring requirements as well as a reversal of the WVEQB's decision that the NSPA Permit was lawful. On September 18, 2018, the Court granted a stay. A hearing on the merits was held on October 23, 2018. The MVP Joint Venture has since changed its method of pipeline installation to a technique that will not disturb the river bottom or affect the free-flowing characteristics of the river. Accordingly, due to the change in crossing method, the MVP Joint Venture believes it is no longer required to obtain the NSPA Permit. On July 22, 2020, the MVP Joint Venture sent correspondence to the WVDEP voluntarily relinquishing the NSPA Permit. As a result, the MVP Joint Venture filed a motion to dismiss on July 24, 2020. A hearing on the motion to dismiss is scheduled for September 11, 2020.

•Sierra Club et al. v. U.S. Dep’t of Interior et al., Case No. 18-1082, Fourth Circuit Court of Appeals. On August 6, 2018, the Fourth Circuit held that the National Park Service (NPS) acted arbitrarily and capriciously in granting the ACP a right-of-way permit across the Blue Ridge Parkway. Specifically, the Fourth Circuit found that the permit cited the wrong source of legal authority and the NPS failed to make a “threshold determination that granting the right-of-way is ‘not inconsistent with the use of such lands for parkway purposes’ and the overall National Park System to which it belongs.” Even though the MVP Joint Venture is not named in the ACP litigation, the MVP route crosses the Blue Ridge Parkway roughly midway between mileposts 246 and 247 of the pipeline route and implicates some of the same deficiencies addressed by the court. The MVP Joint Venture elected to request that the NPS temporarily suspend its Blue Ridge Parkway permit to reevaluate certain legal components of the MVP permit. As the portion of the MVP that crosses the Blue Ridge Parkway is completely constructed, the NPS granted the MVP Joint Venture the ability to continue final restoration efforts during the course of the suspended permit. On July 16, 2020, the NPS notified the FERC that it expects to issue a new right of way permit across the Blue Ridge Parkway to the MVP Joint Venture. The Company anticipates that NPS will issue the new right of way permit for the MVP project in the fourth quarter of 2020. However, the Company cannot guarantee the timeliness of agency actions or whether these actions would be challenged.

•Wild Virginia et al. v. United States Department of the Interior; Case No. 19-1866, Fourth Circuit Court of Appeals. Petitioners filed a petition in the Fourth Circuit to challenge MVP’s Biological Opinion and Incidental Take Statement issued by the Department of the Interior’s Fish and Wildlife Service (FWS) which was approved in November 2017 (BiOp). Petitioners also requested a stay of the application of MVP’s BiOp during the pendency of the court case.

FWS subsequently requested that the court approve a stay of the litigation until January 11, 2020. On August 15, 2019, the MVP Joint Venture submitted a project-wide voluntary suspension of construction activities that pose a risk of incidental take, based on the BiOp. On October 11, 2019, the Fourth Circuit issued an order approving the stay of the BiOp and held the litigation in abeyance until January 11, 2020 pending re-consultation between FWS and the FERC regarding FWS’s review of the BiOp. In response to the Fourth Circuit's order, on October 15, 2019, the FERC issued an order to the MVP Joint Venture to cease all forward-construction progress. Subsequently, the FERC authorized certain limited construction activities to resume. The consultation period ended on May 27, 2020, and the Company anticipates that FWS will issue a new biological opinion and incidental take statement for the MVP project shortly, which would impact the current litigation or could otherwise be subject to challenge.
Other Proceedings Relevant to the MVP Project
•Cowpasture River Preservation Association, et al. v. U.S. Forest Service, et al., Case No. 18-1144, Fourth Circuit Court of Appeals. On December 13, 2018, in an unrelated case involving the ACP, the Fourth Circuit held that the USFS, which is part of the Department of Agriculture, lacked the authority to grant rights-of-way for oil and gas pipelines to cross the Appalachian Trail. Although the MVP Joint Venture obtained its grant to cross the Appalachian Trail from the BLM, a part of the Department of Interior, the rationale of the Fourth Circuit's opinion could have applied to the BLM as well. The federal government and ACP filed petitions to the United States Supreme Court on June 26, 2019 seeking judicial review of the Fourth Circuit's decision. On June 15, 2020, the Supreme Court reversed the Fourth Circuit's decision.
•Grand Jury Subpoena. On January 7, 2019, the MVP Joint Venture received a letter from the U.S. Attorney's Office for the Western District of Virginia stating that it and the EPA are investigating potential criminal and/or civil violations of the Clean Water Act and other federal statutes as they relate to the construction of the MVP. The January 7, 2019 letter requested that the MVP Joint Venture and its members, contractors, suppliers and other entities involved in the construction of the MVP preserve documents related to the MVP generated from September 1, 2018 to the present. In a telephone call on February 4, 2019, the U.S. Attorney's Office confirmed that it has opened a criminal investigation. On February 11, 2019, the MVP Joint Venture received a grand jury subpoena from the U.S. Attorney's Office for the Western District of Virginia requesting certain documents related to the MVP from August 1, 2018 to the present. The MVP Joint Venture is complying with the letter and subpoena but cannot predict whether any action will ultimately be brought by the U.S. Attorney's Office or what the outcome of such an action would be. The MVP Joint Venture began a rolling production of documents responsive to the subpoena after the U.S. Attorney’s office narrowed its subpoena inquiry to five farms in Virginia containing twenty streams or wetlands.
•Northern Plains Resource Council, et al. v. Army Corps of Engineers., Case no. 4:19-cv-44-BMM, U.S. District Court for the District of Montana. In Northern Plains Resource Council, et al. v. Army Corps of Engineers, the U.S. District Court for the District of Montana found that the U.S. Army Corps was required to conduct Endangered Species Act (ESA) consultations with federal wildlife agencies in connection with the 2017 reissuance of Nationwide Permit 12, the general permit governing dredge-and-fill activities for pipeline and other utility line construction projects. Based on these findings, the order vacated Nationwide Permit 12 as it relates to the construction of new oil and gas pipelines nationwide, remanded it to the U.S. Army Corps to consult with the applicable federal wildlife agencies, and prohibited the U.S. Army Corps from authorizing such projects under Nationwide Permit 12 until consultation is complete. Following the order, the U.S. Army Corps suspended Nationwide Permit 12 which potentially could have caused the U.S. Army Corps to decline to verify future construction activities submitted under Nationwide Permit 12 pending further court action. Though the Ninth Circuit denied a Department of Justice motion to stay the district court order on May 29, 2020, the Department of Justice filed an application to stay the order to the U.S. Supreme Court (the Supreme Court) on June 15, 2020. On July 6, 2020, the Supreme Court granted the application for stay of the district court's May 11, 2020 order except as it applies to the Keystone XL pipeline. The stay of the district court order is effective through the final disposition of Ninth Circuit and Supreme Court proceedings. Thus, the Nationwide Permit 12 is currently available for projects other than the Keystone XL pipeline. The MVP Joint Venture's Nationwide Permit 12 applications that were submitted to the Huntington and Pittsburgh Corps Districts in January 2020 are now being reviewed by the U.S. Army Corps for approval. The MVP Joint Venture cannot predict whether other litigation regarding Nationwide Permit 12 could result in further suspension of the Nationwide Permit 12 prior to or affecting the MVP's authorizations.
For additional information on legal proceedings, see also "Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 other than the risks described below.
The outbreak of COVID-19 (or any future pandemic), and related declines in economic output and demand for natural gas, could harm our business, results of operations and financial condition.
In December 2019, COVID-19 was reported in China, and, in January 2020, the World Health Organization declared it a Public Health Emergency of International Concern. COVID-19 subsequently spread to additional countries including the United States, causing and continuing to cause significant business, employment and economic disruptions. Measures adopted by governments to help reduce the spread of the virus have adversely affected the economic and financial markets in the United States and many other countries, resulting in a recession of unknown duration and severity.
The COVID-19 outbreak and resulting economic downturn has resulted in a decrease in global demand for natural gas, causing a record number of shipments of liquified natural gas to be cancelled, which has contributed to an oversupply of natural gas and, as a result of such oversupply, significantly depressed natural gas prices during the last several months, including in the Appalachian Basin. While as of June 30, 2020 the Henry Hub natural gas forward price strip indicated a significant recovery for natural gas prices beginning in the fourth quarter of 2020, low natural gas prices resulted in production curtailments by certain customers of ours, including EQT, in the second quarter of 2020, and a slower recovery in natural gas prices would potentially adversely impact the expected demand for our services.
Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the further impact of the COVID-19 outbreak (or any other outbreak) on the domestic economy, the natural gas industry, or us; however, our business, results of operations and financial condition could be negatively affected in numerous ways, including, without limitation, that:
•our customers and suppliers may be adversely affected due to the economic downturn and recession resulting from the outbreak and may be adversely affected if the outbreak causes further or long-duration declines in the price of, demand for and production of natural gas or prevents such customers (particularly our largest customer) from conducting, or curtails their ability to conduct, field operations and continue natural gas production, which could reduce demand for our services, negatively affect throughput on our systems or heighten our exposure to risk of loss resulting from the nonpayment and/or nonperformance of our customers;
•our operations may be disrupted or become less efficient if a significant portion of our employees or contractors are unavailable due to illness or if our field operations, including in respect of projects in development, were to be suspended or temporarily shut down or restricted due to outbreak control measures;
•legal and regulatory processes relating to our projects in development, including the MVP and MVP Southgate projects, may be disrupted or slowed, such as if relevant governmental authorities suffer reduced workforce availability due to the virus; and
•resultant disruption to, and instability in, financial and credit markets may adversely affect our access to capital, leverage and liquidity levels and credit ratings, as well as our counterparties’ access to capital, business continuity, financial stability, leverage and liquidity levels and credit ratings (which could heighten counterparty credit risk to which we are exposed in the ordinary course of our business).
Although we believe that we are following best practices under COVID-19 guidance and intend to continue to refine our practices as additional guidance is released, there is no guarantee that efforts by us or any other entity or authority to mitigate potential adverse impacts of the COVID-19 outbreak, whether on a local, state or national level, will be effective.
We also may incur additional costs to further attempt to mitigate potential impacts caused by COVID-19 related disruptions, which could adversely affect our financial condition and results of operations. Further, the COVID-19 outbreak (including federal, state and local governmental responses, broad economic impacts and market disruptions) have heightened and may further heighten many of the other risks set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as may have been or may be updated by risk factor disclosure in our Quarterly Reports on Form 10-Q for subsequent periods. The extent of the impact of COVID-19 on us will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, duration of the outbreak and related economic effects and aftereffects (including on the natural gas industry), and actions taken to contain COVID-19 or its impact, among others.

We may further reduce the amount of the cash dividend that we pay on our common stock or may not pay any cash dividends at all to our shareholders. Our ability to declare and pay cash dividends to our shareholders, if any, in the future will depend on various factors, many of which are beyond our control.
We are not required to declare and pay dividends to our common shareholders. In addition, as described below, we are prohibited from paying any dividends to our shareholders until we pay dividends on the Equitrans Midstream Preferred Shares. On April 27, 2020, our Board of Directors declared a first quarter 2020 dividend that was 67% lower than our fourth quarter 2019 quarterly dividend and maintained this dividend level for the second quarter of 2020. Our Board of Directors may further reduce the amount of the cash dividend that we pay on our common stock or may decide not to declare any dividends in the future. Any payment of future dividends will be at the sole discretion of our Board of Directors and will depend upon many factors, including the financial condition, earnings, liquidity and capital requirements of our operating subsidiaries, covenants associated with certain debt obligations, legal requirements, our leverage, regulatory constraints and other factors deemed relevant by our Board of Directors.
Our shareholders may experience dilution as a result of future issuances of common stock or other equity securities.
In the future we may issue common stock or other equity to raise cash for our projects, operations, acquisitions or other purposes and may also acquire interests in other companies by using a combination of cash and our equity or just our equity.
Any of these events may dilute your ownership interests in us, reduce our earnings per share and have an adverse effect on the price of our common stock. The issuance of these new shares and the sale of additional shares from time to time could have the effect of depressing the market value for our common stock. The increase in the number of shares of our common stock outstanding or the issuance of other equity of us, and any resulting dilution, may cause holders to sell shares of our common stock or may create the perception that such sales may occur, either of which may adversely affect the market for, and the market value of, our common stock.
As part of the EQM Merger and the related Restructuring, we issued Equitrans Midstream Preferred Shares in exchange for a portion of the then-outstanding EQM Series A Preferred Units, which Equitrans Midstream Preferred Shares by virtue of their terms and preferences present a number of risks to current and future holders of our common stock.
At the effective time of the EQM Merger, we created and issued new Equitrans Midstream Preferred Shares in exchange for a portion of the then-outstanding EQM Series A Preferred Units.
The Equitrans Midstream Preferred Shares have the following rights and preferences:
•The Equitrans Midstream Preferred Shares are a new class of security that ranks pari passu with any other outstanding class or series of our preferred stock and senior to all shares of our common stock with respect to dividend rights and rights upon liquidation.
•The Equitrans Midstream Preferred Shares vote on an as-converted basis with our common stock and have certain other class voting rights with respect to any amendment to our Certificate of Designations relating to the Equitrans Midstream Preferred Shares or our Amended and Restated Articles of Incorporation that would be adverse (other than in a de minimis manner) to any of the rights, preferences or privileges of the Equitrans Midstream Preferred Shares.
•The holders of the Equitrans Midstream Preferred Shares will receive cumulative quarterly dividends at a rate per annum of 9.75% for each quarter ending on or before March 31, 2024, and thereafter quarterly dividends at a rate per annum equal to the sum of (i) three-month LIBOR as of the LIBOR Determination Date (as defined in the Certificate of Designations) in respect of the applicable quarter and (ii) 8.15%; provided that such rate per annum in respect of periods after March 31, 2024 will not be less than 10.50%.
•We are not be entitled to pay any dividends on any junior securities, including any shares of our common stock, prior to paying the quarterly dividends payable to the holders of Equitrans Midstream Preferred Shares, including any previously accrued and unpaid dividends.
•Each holder of the Equitrans Midstream Preferred Shares may elect to convert all or any portion of the Equitrans Midstream Preferred Shares owned by it into our common stock initially on a one-for-one basis, subject to certain anti-dilution adjustments and an adjustment for any dividends that have accrued but not been paid when due and partial period dividends (referred to as the “conversion rate”), at any time (but not more often than once per fiscal quarter) after April 10, 2021 (or immediately prior to a liquidation, dissolution or winding up of us), provided that any conversion involves an aggregate number of Equitrans Midstream Preferred Shares of at least $20.0 million (calculated based on the closing price of our common stock on the trading day preceding notice of the conversion) or such lesser amount if such conversion relates to all of a holder’s remaining Equitrans Midstream Preferred Shares or if such conversion is approved by our Board of Directors.
•So long as the holders of Equitrans Midstream Preferred Shares have not elected to convert all of their Equitrans Midstream Preferred Shares into our common stock, we may elect to convert all of the Equitrans Midstream Preferred Shares into our common stock, at the then-applicable conversion rate, at any time after April 10, 2021 if (i) our common stock is listed for, or admitted to, trading on a national securities exchange, (ii) the closing price per share of our common stock on the national securities exchange on which the shares of our common stock are listed for, or admitted to, trading exceeds $27.99 for the 20 consecutive trading days immediately preceding notice of the conversion, (iii) the average daily trading volume of our common stock on the national securities exchange on which our common stock is listed for, or admitted to, trading exceeds 1,000,000 shares of our common stock (subject to certain adjustments) for the 20 consecutive trading days immediately preceding notice of the conversion, (iv) we have an effective registration statement on file with the SEC covering resales of our common stock to be received by such holders upon any such conversion and (v) we have paid all prior accumulated and unpaid dividends in cash in full to the holders of Equitrans Midstream Preferred Shares.
•Upon certain events involving a Change of Control (as defined in the Certificate of Designations) in which more than 90% of the consideration payable to us, or to the holders of our common stock, is payable in cash, the Equitrans Midstream Preferred Shares will automatically convert into our common stock at a conversion ratio equal to the greater of (i) the quotient of (a) the sum of (x) the Equitrans Midstream Preferred Share Issue Price plus (y) any accrued and unpaid dividends as of such date, including any partial period dividends, with respect to the Equitrans Midstream Preferred Shares, divided by (b) the Equitrans Midstream Preferred Share Issue Price and (ii) the quotient of (a) the sum of (x) (1) the Equitrans Midstream Preferred Share Issue Price multiplied by (2) 110% plus (y) any accrued and unpaid dividends on such date, including any partial period dividends, with respect to the Equitrans Midstream Preferred Shares, divided by (b) the volume weighted average price of the shares of our common stock for the 30-day period ending immediately prior to the execution of definitive documentation relating to the Change of Control.
•In connection with other Change of Control events that do not satisfy the 90% cash consideration threshold described above, in addition to certain other conditions, each holder of Equitrans Midstream Preferred Shares may elect to (i) convert all, but not less than all, of its Equitrans Midstream Preferred Shares into our common stock at the then-applicable conversion rate, (ii) if we are not the surviving entity (or if we are the surviving entity, but our common stock will cease to be listed), require us to use commercially reasonable efforts to cause the surviving entity in any such transaction to deliver, in exchange for such holder’s Equitrans Midstream Preferred Shares, a substantially equivalent security that has rights, preferences and privileges substantially equivalent to the Equitrans Midstream Preferred Shares (or if we are unable to cause such substantially equivalent securities to be issued, to exercise the option described in clause (i) or (iv) hereof or elect to convert such Equitrans Midstream Preferred Shares at a conversion ratio reflecting a multiple of invested capital), (iii) if we are the surviving entity, continue to hold the Equitrans Midstream Preferred Shares or (iv) require us to redeem the Equitrans Midstream Preferred Shares at a price per share equal to 101% of the Equitrans Midstream Preferred Share Issue Price, plus accrued and unpaid dividends, including any partial period dividends, on the applicable Equitrans Midstream Preferred Shares as of such date, which redemption price may be payable in cash, our common stock or a combination thereof at the election of our Board of Directors (and, if payable in our common stock, such common stock will be issued at 95% of the volume weighted average price of our common stock for the 20-day period ending on the fifth trading day immediately preceding the consummation of the Change of Control). Any holder of Equitrans Midstream Preferred Shares that requires us to redeem its Equitrans Midstream Preferred Shares pursuant to clause (iv) above will have the right to withdraw such election with respect to all, but not less than all, of its Equitrans Midstream Preferred Shares at any time prior to the fifth trading day immediately preceding the consummation of the Change of Control and instead elect to be treated in accordance with any of clauses (i), (ii) or (iii) above.
•At any time on or after January 1, 2024, we will have the right, subject to applicable law, to redeem the Equitrans Midstream Preferred Shares, in whole or in part, by paying cash for each Equitrans Midstream Preferred Share to be redeemed in an amount equal to the greater of (a) the sum of (i)(1) the Equitrans Midstream Preferred Share Issue Price multiplied by (2) 110%, plus (ii) any accrued and unpaid dividends, including any partial period dividends, with respect to the Equitrans Midstream Preferred Shares as of such date and (b) the amount the holder of such Equitrans Midstream Preferred Share would receive if such holder had converted such Equitrans Midstream Preferred Share into shares of our common stock at the then-applicable conversion ratio and we liquidated immediately thereafter.
•Pursuant to the terms of the Restructuring Agreement, in connection with the closing of the Restructuring, we entered into the Registration Rights Agreement pursuant to which, among other things, we gave the Investors certain rights to require us to file and maintain one or more registration statements with respect to the resale of the Equitrans Midstream Preferred Shares and the shares of our common stock that are issuable upon conversion of the Equitrans Midstream Preferred Shares, and which, upon request by certain Investors party to the Registration Rights Agreement, will require us to initiate underwritten offerings for the Equitrans Midstream Preferred Shares and the shares of our common stock that are issuable upon conversion of the Equitrans Midstream Preferred Shares and use our best efforts to cause the Equitrans Midstream Preferred Shares to be listed on the securities exchange on which the shares of our common stock are then listed. On July 13, 2020, we filed with the SEC a registration statement on Form S-3 in respect of such resales.
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
Reviews of our goodwill and intangible and other long-lived assets have resulted in significant impairment charges, and reviews of goodwill, intangible and other long-lived assets (including equity method investments) could result in future significant impairment charges.
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
Assessing the recoverability of goodwill requires significant judgments and estimates by management. Fair values of reporting units to which goodwill is recorded are primarily estimated using the discounted cash flow method, which applies significant inputs not observable in the public market (Level 3), including estimates and assumptions related to the use of an appropriate discount rate, future throughput volumes and revenues from volumetric-based fees (which may vary with changes in customer development plans), operating costs, capital spending and changes in working capital. All of our goodwill as of June 30, 2020 relates to businesses that were acquired and valued by EQT's management in the November 2017 acquisition by EQT of Rice Energy Inc. The reporting unit to which goodwill is recorded as of June 30, 2020 is the EQM Opco reporting unit, which is a reporting unit associated with the gas gathering and compression activities of EQM Gathering Opco, LLC, an indirect wholly owned subsidiary of EQM, and which includes, as a result of the EQT Global GGA, the assets under, and operations associated with, the RMP PA Gas Gathering reporting unit. The RMP PA Gas Gathering reporting unit reflected the Pennsylvania gathering assets acquired in connection with EQM's merger with Rice Midstream Partners LP in July 2018 (RMP PA Gas Gathering) and was, effective on the EQT Global GGA Effective Date, merged with and into the EQM Opco reporting unit, with the EQM Opco reporting unit surviving.
During 2019, we recognized impairments to goodwill in the third quarter of $168.9 million and $99.2 million on RMP PA Gas Gathering and the Ohio and West Virginia gathering assets acquired in the Bolt-on Acquisition, respectively. Additionally, for the fourth quarter of 2019, we recognized impairments of goodwill of $433.2 million and $150.5 million on RMP PA Gas Gathering and the Ohio gathering assets acquired by EQM through its indirect acquisition in May 2018 of all the outstanding limited liability company interests in each of Rice West Virginia Midstream LLC (now known as EQM West Virginia Midstream LLC), Rice Olympus Midstream LLC (now known as EQM Olympus Midstream LLC) and Strike Force Midstream Holdings LLC, respectively.

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
If the operations or projected operating results of our businesses decline significantly, we could incur additional goodwill impairment charges. Further, if we determine that the carrying value of long-lived assets is not recoverable or values associated with equity method investments, such as investments in the MVP Joint Venture, have suffered other-than-temporary declines, we could incur additional impairment charges. Future impairment charges could be significant and could have a material adverse impact on our financial condition and results of operations for the period in which the impairment is recorded. As of June 30, 2020, we had approximately $486.7 million of goodwill (all associated with the EQM Opco reporting unit) and $11.1 billion of long-lived assets, including intangibles and equity method investments, which will be monitored for future impairment. Management will continue to monitor and evaluate the factors underlying the fair market value of acquired businesses and assets and equity method investments to determine if any assessments are necessary and will take any additional impairment charges required.
The regulatory approval process for the construction of new midstream assets is challenging, and recent decisions by regulatory and judicial authorities in pending proceedings could impact our or the MVP Joint Venture's ability to obtain all approvals and authorizations necessary to complete certain projects on the projected time frame or at all or our ability to achieve the expected investment returns on the projects.
Certain of our internal growth projects require regulatory approval from federal, state and/or local authorities prior to construction, including any extensions from or additions to our transmission and storage system. The approval process for certain projects has become increasingly challenging, due in part to state and local concerns related to exploration and production, transmission and gathering activities in production areas, including the Marcellus and Utica Shales, and negative public perception regarding the oil and gas industry, including major pipeline projects like the MVP and MVP Southgate. Such authorization may not be granted or, if granted, such authorization may include burdensome or expensive conditions.
In addition, significant delays in the regulatory approval process for growth projects, including the MVP and MVP Southgate projects, have increased costs and negatively impacted the targeted in-service dates for the projects, and further delays may cause similar adverse effects, including to the MVP project’s targeted in-service date of early 2021 and the MVP Southgate project's target in-service date in 2021. Significant delays and cost increases in turn could adversely affect our ability, and, in the case of the MVP and MVP Southgate projects, the ability for the MVP Joint Venture and its owners, including us, to achieve the expected investment returns. The MVP project in particular is subject to several agency actions and judicial challenges that must be resolved before the MVP and MVP Southgate projects can be completed, as described in more detail in Part II, "Item 1. Legal Proceedings."
Although the MVP Joint Venture is actively defending the relevant agency actions and judicial challenges to the project, and is in active dialogue with all of the affected agencies to resolve these issues and restore or obtain the affected permits, opinions and other authorizations, there is no guarantee as to how long the agency proceedings and judicial challenges will take to resolve, or whether the MVP Joint Venture will ultimately succeed in restoring or obtaining the necessary permits, opinions and other authorizations (or be able to utilize alternative permitting authorities and/or construction methods) or do so within the MVP Joint Venture's targeted time frame for placing the project in service. Additionally, as the MVP project nears completion and in light of the abandonment by third parties of certain other similar pipeline projects, we anticipate increased opposition from activists in the form of lawsuits, intervention in regulatory proceedings and otherwise, which may be focused on the few remaining portions of the project. Such focused opposition may make it increasingly difficult to complete the project and place it in service within the targeted time frame or at all. We also expect that as pre-construction activity in respect of the MVP Southgate project increases, the MVP Southgate project may be subject to similar heightened opposition. These and other challenges could adversely affect our business, financial condition, results of operations, liquidity and ability to pay dividends.
Following the MVP in-service date, the gathering fees payable by EQT to us (or our affiliates) set forth in the EQT Global GGA are subject to potential reductions for certain contract years set forth in the EQT Global GGA, conditioned upon the in-service date of the MVP, which provide for estimated aggregate fee relief of $270 million in the first year after the in-service date of the MVP, $230 million in the second year after the in-service date of the MVP and $35 million in the third year after the in-service date of the MVP. In addition, if the MVP in-service date has not occurred by January 1, 2022, EQT has an option, exercisable for a period of twelve months, to forgo $145 million of the gathering fee relief in the first year after the MVP in-service date and approximately $90 million of the gathering fee relief in the second year after the MVP in-service date in exchange for a cash payment from us (through EQM) to EQT in the amount of approximately $196 million. Any further delay in the MVP in-service date may prevent us from achieving the anticipated benefits associated with the execution of the EQT Global GGA. See "EQT Global GGA" in Note 6 to the consolidated financial statements for additional information.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
The following table sets forth the Company's repurchases of equity securities registered under Section 12 of the Exchange Act that occurred during the three months ended June 30, 2020:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under plans or programs
April 2020 (April 1 - April 30)	—	$—	—	$—
May 2020 (May 1 - May 31)	438	5.03	—	—
June 2020 (June 1 - June 30)	—	—	—	—
Total	438	$5.03	—	$—
(a)Reflects shares withheld by the Company to pay taxes upon vesting of restricted stock.

Item 6. Exhibits

Exhibit No.	Document Description	Method of Filing
3.1	Statement with Respect to Shares of Series A Preferred Stock, dated as of June 17, 2020.	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-38629) filed on June 17, 2020.
3.2	Third Amendment to Fourth Amended and Restated Agreement of Limited Partnership of EQM Midstream Partners, LP, dated as of April 29, 2020.	Incorporated herein by reference to Exhibit 3.1 to EQM Midstream Partners, LP's Form 8-K (#001-35574) filed on April 29, 2020.
4.1	Registration Rights Agreement, dated as of June 17, 2020, by and among Equitrans Midstream Corporation and the Investors party thereto.	Incorporated herein by reference to Exhibit 4.1 to Form 8-K (#001-38629) filed on June 17, 2020.
4.2	Indenture, dated as of June 18, 2020, by and between EQM Midstream Partners, LP and the Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated herein by reference to Exhibit 4.1 to Form 8-K (#001-38629) filed on June 18, 2020.
10.1	First Amendment to the Equitrans Midstream Corporation 2018 Long-Term Incentive Plan.	Incorporated herein by reference to Exhibit 10.2 to Form 8-K (#001-38629) filed on June 17, 2020.
10.2*#	Confidentiality, Non-Solicitation and Change of Control Agreement, dated as of April 14, 2020, by and between Equitrans Midstream Corporation and Brian P. Pietrandrea.	Incorporated herein by reference to Exhibit 10.17 to Form 10-Q (#001-38629) filed on May 14, 2020.
10.3	Equitrans Midstream Corporation Amended and Restated Directors’ Deferred Compensation Plan.	Incorporated herein by reference to Exhibit 10.18 to Form 10-Q (#001-38629) filed on May 14, 2020.
10.4	Purchase Agreement, dated June 16, 2020, by and between EQM Midstream Partners, LP and J.P. Morgan Securities LLC, as representative of the several initial purchasers named on Schedule 1 thereto.	Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-38629) filed on June 18, 2020.
31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith as Exhibit 31.1.
31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith as Exhibit 31.2.
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Furnished herewith as Exhibit 32.
101	Inline Interactive Data File.	Filed herewith as Exhibit 101.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith as Exhibit 104.

*Management contract and compensatory arrangement to which a director or a named executive officer participates.

# Certain personally identifiable information has been omitted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equitrans Midstream Corporation
(Registrant)

By:	/s/ Kirk R. Oliver
Kirk R. Oliver
Senior Vice President and Chief Financial Officer

Date:  August 4, 2020