Form 10-Q
period 2020-09-30
Equitrans Midstream Corp
filed 2020-11-03
CIK 1747009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes  ☐  No  ☒
As of October 31, 2020, 432,470 shares of common stock (in thousands), no par value, and 30,018 shares of Series A Perpetual Convertible Preferred Stock (in thousands), no par value, of the registrant were outstanding.

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
EQGP – EQGP Holdings, LP (formerly known as EQT GP Holdings, LP) and its subsidiaries.
EQM – EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP) and its subsidiaries.
EQT – EQT Corporation (NYSE: EQT) and its subsidiaries.
EQT Global GGA – that certain Gas Gathering and Compression Agreement entered into on February 26, 2020 (the EQT Global GGA Effective Date) by the Company (through EQM) with EQT and certain affiliates of EQT for the provision of certain gas gathering services to EQT in the Marcellus and Utica Shales of Pennsylvania and West Virginia, as subsequently amended.
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
Mountain Valley Pipeline, LLC (MVP Joint Venture) – a joint venture among the Company and, as applicable, affiliates of each of NextEra Energy, Inc., Consolidated Edison, Inc. (Con Edison), AltaGas Ltd. and RGC Resources, Inc. that is constructing the MVP and the MVP Southgate (defined below) projects.
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
Water Services Letter Agreement – that certain letter agreement entered into on February 26, 2020 by the Company (through EQM) and EQT, pursuant to which EQT agreed to utilize the Company for the provision of water services in Pennsylvania under existing water services agreements and new water services agreements if negotiated between the parties.
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
NYSE – New York Stock Exchange
SEC – U.S. Securities and Exchange Commission

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

EQUITRANS MIDSTREAM CORPORATION
 Statements of Consolidated Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Thousands, except per share amounts)
Operating revenues (a)	$350,000	$408,434	$1,143,703	$1,204,383
Operating expenses:
Operating and maintenance (a)	33,905	43,021	113,990	117,460
Selling, general and administrative (a)	31,626	24,151	94,186	83,553
Separation and other transaction costs	984	256	23,797	24,606
Depreciation	66,772	59,460	191,271	166,730
Amortization of intangible assets	16,204	14,540	46,990	38,677
Impairments of long-lived assets (b)	—	305,459	55,581	385,594
Total operating expenses	149,491	446,887	525,815	816,620
Operating income (loss)	200,509	(38,453)	617,888	387,763
Equity income (c)	60,917	44,448	171,233	112,293
Other income (d)	21,864	70	39,006	2,637
Loss on early extinguishment of debt (e)	—	—	24,864	—
Net interest expense (a)	86,411	65,606	219,960	188,268
Income (loss) before income taxes	196,879	(59,541)	583,303	314,425
Income tax expense	28,440	1,948	81,846	45,868
Net income (loss)	168,439	(61,489)	501,457	268,557
Net income attributable to noncontrolling interests	3,973	4,336	210,765	203,562
Net income (loss) attributable to Equitrans Midstream	164,466	(65,825)	290,692	64,995
Preferred dividends (f)	14,628	—	44,132	—
Net income (loss) attributable to Equitrans Midstream common shareholders	$149,838	$(65,825)	$246,560	$64,995

Earnings (loss) per share of common stock attributable to Equitrans Midstream common shareholders - basic (g)	$0.35	$(0.26)	$0.78	$0.26
Earnings (loss) per share of common stock attributable to Equitrans Midstream common shareholders - diluted (g)	$0.35	$(0.26)	$0.78	$0.25

Weighted average common shares outstanding - basic	432,773	254,915	314,411	254,868
Weighted average common shares outstanding - diluted	432,821	254,915	314,411	254,887

Statement of comprehensive income (loss):
Net income (loss)	$168,439	$(61,489)	$501,457	$268,557
Other comprehensive income (loss), net of tax:
Pension and other post-retirement benefits liability adjustment, net of tax expense of $10, $7, $30 and $22	30	21	90	(252)
Other comprehensive income (loss)	30	21	90	(252)
Comprehensive income (loss)	168,469	(61,468)	501,547	268,305
Less: Comprehensive income attributable to noncontrolling interests	3,973	4,336	210,765	203,562
Less: Comprehensive income attributable to preferred dividends (f)	14,628	—	44,132	—
Comprehensive income (loss) attributable to Equitrans Midstream common shareholders	$149,868	$(65,804)	$246,650	$64,743

Dividends declared per common share	$0.15	$0.45	$0.45	$1.35

(a)Includes related party activity with EQT. See Note 7.
(b)See Note 4 for disclosure regarding impairments of long-lived assets.
(c)Represents equity income from the MVP Joint Venture. See Note 8.
(d)See Note 10 for disclosures regarding derivative instruments.
(e)See Note 9 for disclosure regarding loss on early extinguishment of debt.
(f)See Notes 2 and 11 for disclosures regarding the Equitrans Midstream Preferred Shares (as defined in Note 1).
(g)See Note 11 for disclosure regarding the Company's calculation of net income per share of common stock (basic and diluted).

The accompanying notes are an integral part of these consolidated financial statements.

EQUITRANS MIDSTREAM CORPORATION
Statements of Consolidated Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2020	2019
	(Thousands)
Cash flows from operating activities:
Net income	$501,457	$268,557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	191,271	166,730
Amortization of intangible assets	46,990	38,677
Deferred income taxes	79,415	45,868
Impairments of long-lived assets (Note 4)	55,581	385,594
Equity income (Note 8)	(171,233)	(112,293)
Other income	(38,403)	(3,866)
Loss on early extinguishment of debt	24,864	—
Share-based compensation plans	9,388	1,900
Changes in other assets and liabilities:
Accounts receivable	(11,021)	28,773
Accounts payable	3,151	(72,369)
Accrued interest	(5,592)	(39,103)
Deferred revenue	148,770	—
Other assets and other liabilities	(10,443)	(17,999)
Net cash provided by operating activities	824,195	690,469
Cash flows from investing activities:
Capital expenditures	(377,592)	(769,937)
Capital contributions to the MVP Joint Venture	(144,264)	(512,852)
Bolt-on Acquisition (as defined in Note 3), net of cash acquired	—	(837,231)
Principal payments received on the Preferred Interest	3,726	3,471
Net cash used in investing activities	(518,130)	(2,116,549)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	1,965,000	1,969,000
Payments on revolving credit facility borrowings	(2,080,000)	(2,325,500)
Proceeds from the issuance of long-term debt	1,600,000	1,400,000
Debt issuance costs and credit facility origination fees	(26,720)	(2,563)
Payment for retirement of long-term debt	(594,000)	(32,825)
Redemption of EQM Series A Preferred Units (as defined in Note 1)	(617,338)	—
Distributions paid to noncontrolling interest EQM unitholders	(128,770)	(285,834)
Distributions paid to holders of EQM Series A Preferred Units (as defined in Note 1)	(61,931)	(22,979)
Dividends paid to holders of Equitrans Midstream Preferred Shares	(2,251)	—
Dividends paid to common shareholders	(213,524)	(333,493)
Cash Shares and Cash Amount (as defined in Note 6)	(52,323)	—
Purchase of EQGP Common Units (as defined in Note 2)	—	(238,455)
Proceeds from issuance of EQM Series A Preferred Units, net of offering costs	—	1,158,313
Net cash (used in) provided by financing activities	(211,857)	1,285,664

Net change in cash and cash equivalents	94,208	(140,416)
Cash and cash equivalents at beginning of period	88,322	294,172
Cash and cash equivalents at end of period	$182,530	$153,756

Cash paid during the period for:
Interest, net of amount capitalized	$221,918	$223,257

Non-cash activity during the period for:
Issuance of Equitrans Midstream common stock pursuant to the EQM Merger (as defined in Note 1), net of tax	$2,736,229	$—
Issuance of Equitrans Midstream Preferred Shares pursuant to the Restructuring Agreement (as defined in Note 1)	667,214	—
Contract liability	121,483	—
The accompanying notes are an integral part of these consolidated financial statements.

EQUITRANS MIDSTREAM CORPORATION
Consolidated Balance Sheets (Unaudited)

	September 30, 2020	December 31, 2019
	(Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$182,530	$88,322
Accounts receivable (net of allowance for credit losses of $3,609 and allowance for doubtful accounts of $285 as of September 30, 2020 and December 31, 2019, respectively) (a)(b)	263,657	255,344
Other current assets (a)	86,855	31,546
Total current assets	533,042	375,212

Property, plant and equipment	8,782,420	8,583,124
Less: accumulated depreciation	(943,687)	(859,157)
Net property, plant and equipment	7,838,733	7,723,967

Investment in unconsolidated entity	2,722,081	2,324,108
Goodwill	486,698	486,698
Net intangible assets	732,795	797,439
Deferred income tax asset	—	90,597
Other assets (a)	317,331	243,688
Total assets	$12,630,680	$12,041,709

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of revolving credit facility borrowings and long-term debt (c)	$302,500	$6,000
Accounts payable	101,134	128,114
Capital contributions payable to the MVP Joint Venture	127,626	45,150
Accrued interest	67,863	73,455
Accrued liabilities	73,187	83,238
Total current liabilities	672,310	335,957

Long-term liabilities:
Revolving credit facility borrowings (d)	485,000	902,500
Long-term debt	6,440,628	5,421,983
Contract liability (e)	321,775	—
Deferred income tax liability	293,583	—
Regulatory and other long-term liabilities	95,889	99,189
Total liabilities	8,309,185	6,759,629

Mezzanine equity:
Equitrans Midstream Preferred Shares, 30,018 and 0 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively (f)	681,842	—

Shareholders' equity:
Common stock, no par value, 432,470 and 254,745 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	3,955,934	1,292,804
Retained deficit	(781,363)	(618,062)
Accumulated other comprehensive loss	(1,936)	(2,026)
Total common shareholders' equity	3,172,635	672,716
Noncontrolling interests	467,018	4,609,364
Total shareholders' equity	3,639,653	5,282,080
Total liabilities, mezzanine equity and shareholders' equity	$12,630,680	$12,041,709

(a)Includes related party activity with EQT. See Note 7.
(b)See Note 1 for a discussion of the adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.
(c)Includes aggregate borrowings outstanding on the Eureka Credit Facility (as defined in Note 9) as of September 30, 2020. See Note 9 for further detail.
(d)Includes aggregate borrowings outstanding on the Amended EQM Credit Facility (as defined in Note 9) as of September 30, 2020. As of December 31, 2019, the Company had aggregate borrowings outstanding of approximately $610 million and $293 million on the

Amended EQM Credit Facility and the Eureka Credit Facility, respectively. The Company had no borrowings outstanding under the Equitrans Midstream Credit Facility as of December 31, 2019. See Note 9 for further detail.
(e)See Note 6 for disclosure regarding the Company's contract liabilities.
(f)See Note 2 for disclosures regarding the Equitrans Midstream Preferred Shares.

The accompanying notes are an integral part of these consolidated financial statements.

EQUITRANS MIDSTREAM CORPORATION
Statements of Consolidated Shareholders' Equity and Mezzanine Equity (Unaudited)

	Common Stock
				Accumulated
			Retained	Other
	Shares	No	Earnings	Comprehensive	Noncontrolling	Total
	Outstanding	Par Value	(Deficit)	Loss	Interests	Equity
	(Thousands, except per share and unit amounts)
Balance at January 1, 2019	254,271	$425,370	$33,932	$(1,509)	$4,801,840	$5,259,633
Other comprehensive income (net of tax):
Net income	—	—	56,299	—	143,267	199,566
Pension and other post-retirement benefits liability adjustment, net of tax expense of $8	—	—	316	(295)	—	21
Dividends ($0.41 per share)	—	—	(104,251)	—	—	(104,251)
Share-based compensation plans	413	853	—	—	255	1,108
Distributions paid to noncontrolling interest unitholders ($1.13 per common unit for EQM)	—	—	—	—	(94,030)	(94,030)
Purchase of EQGP Common Units	—	(38,648)	—	—	(199,807)	(238,455)
Net changes in ownership of consolidated entities (See Note 2)	—	991,098	—	—	(1,337,641)	(346,543)
Balance at March 31, 2019	254,684	$1,378,673	$(13,704)	$(1,804)	$3,313,884	$4,677,049
Other comprehensive income (net of tax):
Net income	—	—	74,521	—	55,959	130,480
Pension and other post-retirement benefits liability adjustment, net of tax expense of $7	—	—	—	22	—	22
Dividends ($0.45 per share)	—	—	(114,608)	—	—	(114,608)
Share-based compensation plans	7	1,510	—	—	—	1,510
Distributions paid to noncontrolling interest unitholders ($1.145 per common unit for EQM)	—	—	—	—	(95,278)	(95,278)
Issuance of EQM Series A Preferred Units, net of offering costs	—	—	—	—	1,158,313	1,158,313
Bolt-on Acquisition	—	—	—	—	486,062	486,062
Net changes in ownership of consolidated entities	—	1,627	—	—	—	1,627
Balance at June 30, 2019	254,691	$1,381,810	$(53,791)	$(1,782)	$4,918,940	$6,245,177
Other comprehensive income (net of tax):
Net income (loss)	—	—	(65,825)	—	4,336	(61,489)
Pension and other post-retirement benefits liability adjustment, net of tax expense of $7	—	—	—	21	—	21
Dividends ($0.45 per share)	—	—	(114,634)	—	—	(114,634)
Share-based compensation plans, net	53	(718)	—	—	—	(718)
Distributions paid to noncontrolling interest unitholders ($1.160 per common unit for EQM)	—	—	—	—	(96,526)	(96,526)
Distribution paid to EQM Series A Preferred unitholders ($0.9339 per unit)	—	—	—	—	(22,979)	(22,979)
Bolt-on Acquisition measurement period adjustments (Note 3)	—	—	—	—	(7,602)	(7,602)
Balance at September 30, 2019	254,744	$1,381,092	$(234,250)	$(1,761)	$4,796,169	$5,941,250

							Mezzanine
							Equity
	Common Stock
				Accumulated			Equitrans
			Retained	Other			Midstream
	Shares	No	Earnings	Comprehensive	Noncontrolling	Total	Preferred
	Outstanding	Par Value	(Deficit)	Loss	Interests	Equity	Shares
	(Thousands, except per share and unit amounts)
Balance at January 1, 2020	254,745	$1,292,804	$(618,062)	$(2,026)	$4,609,364	$5,282,080	$—
Other comprehensive income (net of tax):
Net income	—	—	69,732	—	119,828	189,560	—
Pension and other post-retirement benefits liability adjustment, net of tax expense of $10	—	—	—	30	—	30	—
Dividends on common shares ($0.45 per share)	(178)	—	(115,400)	—	—	(115,400)	—
Share-based compensation plans	85	4,500	—	—	285	4,785	—
Distributions paid to noncontrolling interest unitholders ($1.16 per common unit for EQM)	—	—	—	—	(96,526)	(96,526)	—
Distributions paid to holders of EQM Series A Preferred Units ($1.0364 per EQM Series A Preferred Unit)	—	—	—	—	(25,501)	(25,501)	—
Share Purchase Agreements (as defined in Note 6)	(25,300)	—	(190,992)	—	—	(190,992)	—
Adoption of Topic 326 (as defined in Note 1)	—	—	(3,718)	—	—	(3,718)	—
Balance at March 31, 2020	229,352	$1,297,304	$(858,440)	$(1,996)	$4,607,450	$5,044,318	$—
Other comprehensive income (net of tax):
Net income	—	—	54,243	—	86,964	141,207	2,251
Pension and other post-retirement benefits liability adjustment, net of tax expense of $10	—	—	—	30	—	30	—
Dividends on common shares ($0.15 per share)	—	—	(34,634)	—	—	(34,634)	—
Share-based compensation plans	(20)	1,856	—	—	—	1,856	—
Distributions paid to noncontrolling interest unitholders ($0.3875 per common unit for EQM)	—	—	—	—	(32,244)	(32,244)	—
Distributions paid to holders of EQM Series A Preferred Units ($1.0364 per EQM Series A Preferred Unit)	—	—	—	—	(25,501)	(25,501)	—
Partial period distributions on EQM Series A Preferred Units converted in the EQM Merger	—	—	—	—	(10,929)	(10,929)	—
Redemption of EQM Series A Preferred Units	—	—	(27,253)	—	(590,085)	(617,338)	—
Restructuring Agreement (as defined in Note 1)	—	(82,717)	—	—	(579,157)	(661,874)	667,214
EQM Merger (as defined in Note 1)	203,137	2,736,229	—	—	(2,993,453)	(257,224)	—
Balance at June 30, 2020	432,469	$3,952,672	$(866,084)	$(1,966)	$463,045	$3,547,667	$669,465
Other comprehensive income (net of tax):
Net income	—	—	149,838	—	3,973	153,811	14,628
Pension and other post-retirement benefits liability adjustment, net of tax expense of $10	—	—	—	30	—	30	—
Dividends on common shares ($0.15 per share)	—	—	(65,117)	—	—	(65,117)	—
Share-based compensation plans	1	3,262	—	—	—	3,262	—
Dividends paid to holders of Equitrans Midstream Preferred Shares ($0.075 per share)							(2,251)
Balance at September 30, 2020	432,470	$3,955,934	$(781,363)	$(1,936)	$467,018	$3,639,653	$681,842
The accompanying notes are an integral part of these consolidated financial statements.

EQUITRANS MIDSTREAM CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
1.    Financial Statements
Organization. On November 12, 2018, Equitrans Midstream Corporation (together with its consolidated subsidiaries as applicable, the Company or Equitrans Midstream), EQT and, for certain limited purposes, EQT Production Company, a wholly owned subsidiary of EQT, entered into a Separation and Distribution Agreement, pursuant to which, among other things, EQT effected the separation of EQT's midstream business, which was composed of the separately-operated natural gas gathering, transmission and storage and water services operations of EQT, from EQT's upstream business, which was composed of the natural gas, oil and natural gas liquids development, production and sales and commercial operations of EQT (the Separation), including the transfer of certain assets and liabilities to Equitrans Midstream, and distributed 80.1% of the then-outstanding shares of common stock, no par value, of Equitrans Midstream (Equitrans Midstream common stock) to EQT shareholders of record as of the close of business on November 1, 2018 (the Distribution). The Distribution was effective at 11:59 p.m., Eastern Time, on November 12, 2018. As part of the Separation, EQT retained the remaining 19.9% of the outstanding shares in Equitrans Midstream.
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
Preferred Restructuring Agreement. On February 26, 2020, Equitrans Midstream and EQM entered into a Preferred Restructuring Agreement (the Restructuring Agreement) with all of the holders of the Series A Perpetual Convertible Preferred Units representing limited partner interests in EQM (such units, EQM Series A Preferred Units and, such investors, collectively, the Investors), pursuant to which, at the effective time of the EQM Merger (the Effective Time): (i) EQM redeemed $600 million aggregate principal amount of the Investors' EQM Series A Preferred Units issued and outstanding immediately prior to the Restructuring Closing (defined below), which occurred substantially concurrent with the closing of the EQM Merger, for cash at 101% of the EQM Series A Preferred Unit purchase price of $48.77 per such unit (the EQM Series A Preferred Unit Purchase Price) plus any accrued and unpaid distribution amounts and partial period distribution amounts, and (ii) immediately following such redemption, each remaining issued and outstanding EQM Series A Preferred Unit was exchanged for 2.44 shares of a newly authorized and created series of preferred stock, without par value, of Equitrans Midstream, convertible into Equitrans Midstream common stock (the Equitrans Midstream Preferred Shares) on a one for one basis, in each case, in connection with the occurrence of the “Series A Change of Control” (as defined in the Fourth Amended and Restated Agreement of Limited Partnership of EQM (as amended, the Former EQM Partnership Agreement)) that occurred upon the closing of the EQM Merger (collectively, the Restructuring and, the closing of the Restructuring, the Restructuring Closing). See Note 2 for further information on the Restructuring Agreement.
Basis of Presentation. References in these financial statements to Equitrans Midstream or the Company refer collectively to Equitrans Midstream Corporation and, as applicable, its consolidated subsidiaries for all periods presented, unless otherwise indicated.
The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited consolidated financial statements include all adjustments (consisting of only normal, recurring adjustments, unless otherwise disclosed in this Quarterly Report on Form 10-Q) necessary for a fair presentation of the financial position of the Company as of September 30, 2020 and December 31, 2019, the results of its operations and equity for the three and nine months ended September 30, 2020 and 2019 and its cash flows for the nine months ended September 30, 2020 and 2019. The consolidated balance sheet at December 31, 2019 has been derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2019, which includes all disclosures required by GAAP.

Due to, among other things, the seasonal nature of the Company's utility customer contracts and temporary volume curtailments by certain of the Company's customers, including EQT, as well as producers’ well completion activities and varying needs for fresh and produced water (which are partially driven by horizontal lateral lengths and the number of completion stages per well), the interim statements for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
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
The Company adopted the standard on January 1, 2020, using the modified retrospective method for all financial assets recorded at amortized cost. Results for reporting periods beginning after January 1, 2020 are presented under Topic 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company's current expected credit loss (CECL) methodology considers risks of collection based on a customer’s current credit status. The standard requires an entity to assess whether financial assets share similar risk characteristics and, if so, group such assets in a pool. Customer balances are aggregated for evaluation based on their credit risk rating, which takes into account changes in economic factors that impact a customer’s ability to meet its financial obligations. The Company's CECL methodology assigns a reserve, even if remote, to each customer based on credit risk. The table below summarizes the changes in the allowance for credit losses by outstanding receivable for the nine months ended September 30, 2020:

	Accounts Receivable	Contract Asset (a)	Other Assets (b)	Total
Balance at December 31, 2019	$(285)	$—	$—	$(285)
Adoption of Topic 326	(2,708)	—	(1,010)	(3,718)
Provision for (recovery of) expected credit losses	(616)	(222)	26	(812)
Balance at September 30, 2020	$(3,609)	$(222)	$(984)	$(4,815)
(a)    Included in other current assets in the consolidated balance sheets.
(b)    Includes the Company's Preferred Interest in EES and other long-term receivables.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance is applicable for the Amended EQM Credit Facility, the Amended 2019 EQM Term Loan Agreement (as defined in Note 9) and the Eureka Credit Facility, as well as for each dividend following March 31, 2024 for the Equitrans Midstream Preferred Shares, which each use the London Inter-Bank Offered Rate (LIBOR) as a reference rate. The ASU is effective immediately but is only available through December 31, 2022. The Company is currently evaluating the potential impact of this standard on its financial statements.
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. In addition, the amendments in the ASU 2020-06 also simplify the guidance in ASC Subtopic 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, by removing certain criteria that must be satisfied in order to classify a contract as equity. Finally, the amendments revise the guidance on calculating earnings per share, requiring use of the if-converted method for all convertible instruments and rescinding an entity’s ability to rebut the presumption of share settlement for instruments that may be settled in cash or other assets. The amendments will be effective for fiscal years beginning after December 15, 2021. Early adoption is permitted for fiscal years beginning after December 15, 2020. Adoption of the guidance must commence at the beginning of the annual fiscal year. The Company is currently evaluating the potential impact of this standard on its financial statements.
2.    Investments in Consolidated, Non-Wholly Owned Entities
Investment in EQM
EQM IDR Transaction. On February 22, 2019, the Company completed a simplification transaction pursuant to that certain Agreement and Plan of Merger, dated as of February 13, 2019, by and among the Company and certain related parties, pursuant to which, among other things, (i) Equitrans Merger Sub, LP merged with and into EQGP (the IDR Merger) with EQGP continuing as the surviving limited partnership and a wholly owned subsidiary of EQM, and (ii) each of (a) the IDRs in EQM, (b) the economic portion of the general partner interest in EQM and (c) the issued and outstanding common units representing limited partner interests in EQGP (EQGP Common Units) were canceled, and, as consideration for such cancellation, certain affiliates of the Company received on a pro rata basis 80,000,000 newly-issued EQM Common Units and 7,000,000 newly-issued Class B units representing limited partner interests in EQM (Class B units), and the EQM General Partner retained the non-economic general partner interest in EQM (such transactions, collectively, the EQM IDR Transaction). Additionally, as part of the EQM IDR Transaction, 21,811,643 EQM Common Units held by EQGP were canceled and 21,811,643 EQM Common Units were issued pro rata to certain subsidiaries of the Company. As a result of the EQM IDR Transaction, the EQM General Partner replaced EQM Midstream Services, LLC as the general partner of EQM.
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
Because the Company controlled EQM both before and after the EQM Merger, the increase in the Company’s ownership interest in EQM resulting from the EQM Merger was accounted for as an equity transaction and reflected as a reduction of the noncontrolling interest associated with public ownership of EQM Common Units, offset by an increase in common stock, no par value. No gain or loss was recognized in the Company’s statement of consolidated comprehensive income as a result of the EQM Merger. In addition, the tax effects of the EQM Merger are reported as adjustments to deferred income taxes and Equitrans Midstream common stock, consistent with ASC 740, Income Taxes.
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
Additionally, for the period from January 1, 2020 to June 17, 2020, the Company determined that EQM was a variable interest entity. Through the Company's ownership and control of the general partner of EQM during that period, the Company had the power to direct the activities that most significantly affected EQM's economic performance. As a result of the EQM Merger, EQM is no longer a variable interest entity.
The Company recorded $1.0 million and $23.8 million in expenses related to the EQM Merger and the EQT Global GGA (defined in Note 4) during the three and nine months ended September 30, 2020, respectively. The expenses consisted of advisor, legal and accounting fees related to the transactions and are included in separation and other transaction costs in the statements of consolidated comprehensive income.
Preferred Restructuring Agreement. As discussed in Note 1, on June 17, 2020, concurrently with the closing of the EQM Merger: (i) EQM redeemed $600 million aggregate principal amount of the EQM Series A Preferred Units issued and outstanding immediately prior to the Effective Time for cash at 101% of the EQM Series A Preferred Unit Purchase Price plus any accrued and unpaid distribution amounts and partial period distribution amounts, and (ii) immediately following such redemption, each remaining issued and outstanding EQM Series A Preferred Unit was exchanged for 2.44 Equitrans Midstream Preferred Shares, in each case, in connection with the occurrence of the “Series A Change of Control” (as defined in the Former EQM Partnership Agreement) that occurred upon the closing of the EQM Merger. The Equitrans Midstream Preferred Shares issued were not registered under the Securities Act of 1933, as amended (the Securities Act), in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.
On June 17, 2020, the Company paid cash of $617.3 million to redeem $600 million aggregate principal amount of the Investors’ EQM Series A Preferred Units and pay partial period distributions on such EQM Series A Preferred Units. At the time of the redemption, the carrying value of the EQM Series A Preferred Units was $590.1 million, resulting in a premium over the carrying value of $27.3 million. The premium represented a return similar to distributions to the holders of the EQM Series A Preferred Units and, as such, reduced net income attributable to Equitrans Midstream common shareholders, and was recorded in retained earnings (deficit) in the statements of consolidated shareholders' equity and mezzanine equity.
Pursuant to the Restructuring Agreement, in connection with the Restructuring Closing, the Company filed a statement with respect to shares, attaching a Certificate of Designations (the Certificate of Designations), with the Pennsylvania Department of State on June 17, 2020 to, among other things, authorize and establish the designations, rights and preferences of the Equitrans Midstream Preferred Shares. On August 13, 2020, pursuant to the terms of the Certificate of Designations, the Company paid

$10.9 million in the aggregate to holders of Equitrans Midstream Preferred Shares related to forgone partial period distributions on the EQM Series A Preferred Units that were converted into Equitrans Midstream Preferred Shares in connection with the EQM Merger.
The Equitrans Midstream Preferred Shares were a new class of security as of June 2020. They rank pari passu with any other outstanding class or series of preferred stock of the Company and senior to Equitrans Midstream common stock with respect to dividend rights and rights upon liquidation. The Equitrans Midstream Preferred Shares vote on an as-converted basis with Equitrans Midstream common stock and have certain other class voting rights with respect to any amendment to the Certificate of Designations or the Company’s Amended and Restated Articles of Incorporation that would be adverse (other than in a de minimis manner) to any of the rights, preferences or privileges of the Equitrans Midstream Preferred Shares.

The holders of the Equitrans Midstream Preferred Shares receive cumulative quarterly dividends at a rate per annum of 9.75% for each quarter ending on or before March 31, 2024, and thereafter quarterly dividends at a rate per annum equal to the sum of (i) three-month LIBOR as of the LIBOR Determination Date (as defined in the Certificate of Designations) in respect of the applicable quarter and (ii) 8.15%; provided that such rate per annum in respect of periods after March 31, 2024 will not be less than 10.50%. The Company is not permitted to pay any dividends on any junior securities, including on Equitrans Midstream common stock, prior to paying the quarterly dividends payable to the Equitrans Midstream Preferred Shares, including any previously accrued and unpaid dividends.

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
The Equitrans Midstream Preferred Shares are considered redeemable securities under GAAP due to the possibility of redemption outside the Company’s control. They are therefore presented as temporary equity in the mezzanine equity section of the Company’s consolidated balance sheets and are not considered to be a component of shareholders’ equity on the consolidated balance sheets. The Equitrans Midstream Preferred Shares were recorded at fair value as of the date of issuance, and income allocations increase the carrying value and declared dividends decrease the carrying value of the Equitrans Midstream Preferred Shares. As the Equitrans Midstream Preferred Shares are not currently redeemable and not probable of becoming redeemable, adjustment to the initial carrying amount is not necessary and would only be required if it becomes probable that the Equitrans Midstream Preferred Shares would become redeemable.
3.    Mergers and Acquisitions
EQM Merger. See Note 2.
Bolt-on Acquisition. On March 13, 2019, the Company (through EQM) entered into a Purchase and Sale Agreement with North Haven Infrastructure Partners II Buffalo Holdings, LLC (NHIP), an affiliate of Morgan Stanley Infrastructure Partners, pursuant to which the Company acquired from NHIP a 60% Class A interest in Eureka Midstream Holdings, LLC (Eureka Midstream) and a 100% interest in Hornet Midstream Holdings, LLC (Hornet Midstream) (collectively, the Bolt-on Acquisition) for total consideration of approximately $1.04 billion, composed of approximately $852 million in cash, net of purchase price adjustments, and approximately $192 million in assumed pro-rata debt. At the time of the acquisition, Eureka Midstream owned a 190-mile gathering header pipeline system in Ohio and West Virginia that services both dry Utica and wet Marcellus Shale production and Hornet Midstream owned a 15-mile, high-pressure gathering system in West Virginia that connects to the Eureka Midstream system. The Bolt-on Acquisition closed on April 10, 2019 and was funded through proceeds from the March

2019 private placement by EQM of an aggregate of 24,605,291 EQM Series A Preferred Units that closed concurrently with the Bolt-on Acquisition.
At the closing of the Bolt-on Acquisition, a subsidiary of Hornet Midstream terminated all of its obligations under its term loan credit agreement and repaid the $28.2 million outstanding principal balance and $0.1 million in related interest and fees.
The Company recorded $0.3 million and $17.0 million in acquisition-related expenses related to the Bolt-on Acquisition during the three and nine months ended September 30, 2019, respectively. The Bolt-on Acquisition acquisition-related expenses included $0.3 million for professional fees for the three months ended September 30, 2019 and $15.3 million for professional fees and $1.7 million for compensation arrangements for the nine months ended September 30, 2019, and are included in separation and other transaction costs in the statements of consolidated comprehensive income.
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

(in thousands)	Preliminary Purchase Price Allocation (As initially reported)	Measurement Period Adjustments (a)	Purchase Price Allocation (As adjusted)
Consideration given:
Cash consideration (b)	$861,250	$(11,404)	$849,846
Buyout of portion of Eureka Midstream Class B Units and incentive compensation	2,530	—	2,530
Total consideration	863,780	(11,404)	852,376

Fair value of liabilities assumed:
Current liabilities	52,458	(9,857)	42,601
Long-term debt	300,825	—	300,825
Other long-term liabilities	10,203	—	10,203
Amount attributable to liabilities assumed	363,486	(9,857)	353,629

Fair value of assets acquired:
Cash	15,145	—	15,145
Accounts receivable	16,817	—	16,817
Inventory	12,991	(26)	12,965
Other current assets	882	—	882
Net property, plant and equipment	1,222,284	(8,906)	1,213,378
Intangible assets (c)	317,000	(6,000)	311,000
Deferred tax asset	5,773	(5,268)	505
Other assets	14,567	—	14,567
Amount attributable to assets acquired	1,605,459	(20,200)	1,585,259

Noncontrolling interests	(486,062)	7,602	(478,460)

Goodwill as of April 10, 2019	$107,869	$(8,663)	$99,206
Impairment of goodwill (d)			(99,206)
Goodwill as of September 30, 2020			$—
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
As a result of the acquisition, the noncontrolling interest in Eureka Midstream was estimated to be $478.5 million. The fair value of the noncontrolling interest was calculated based on the enterprise value of Eureka Midstream and the percentage ownership not acquired by the Company. Significant unobservable inputs in the enterprise value of Eureka Midstream include future revenue estimates and future cost assumptions. As a result, the fair value measurement is based on significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement.
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
The Company previously utilized a useful life of 20 years for the Eureka Midstream- and Hornet Midstream-related intangible assets. As a result of expected changes in cash flows due to decreases in producer activity driven by lower natural gas prices, as of April 1, 2020, the Company prospectively changed the remaining useful life of the Eureka Midstream-related intangible assets to 10.75 years, increasing the expected annual amortization expense by $9.1 million. In addition, as a result of then expected reductions in future cash flows, as of October 1, 2019, the useful life of the Hornet Midstream-related intangible assets was prospectively changed to 7.25 years. The estimated annual amortization expense for the Eureka Midstream- and Hornet Midstream-related intangible assets for the remaining three months of 2020 and over the successive five years is as follows: 2020 $5.8 million, 2021 $23.3 million, 2022 $23.3 million, 2023 $23.3 million, 2024 $23.3 million and 2025 $23.3 million.
As discussed in Note 4, during the third quarter of 2019, as a result of a recoverability test conducted due to a decrease in producer activity, the Company determined that the estimated fair value of the Hornet Midstream-related intangible assets was not in excess of the assets’ carrying value, which resulted in an impairment charge of $36.4 million related to certain of such intangibles within the Company’s Gathering segment. The Company also performed a recoverability test during the first quarter of 2020 due to significant declines in the unit price of EQM Common Units and corresponding market capitalization, which resulted in an additional impairment charge of $17.7 million to the Hornet Midstream-related intangible assets (see Note 4). The useful life of the Hornet Midstream-related intangible assets remained 7.25 years following the first quarter 2020 recoverability test.
In conjunction with the Bolt-on Acquisition, the Company recorded tax deductible goodwill of $43.0 million. The Company does not have tax basis on the portion attributable to the former noncontrolling limited partners of EQM or on the portion attributable to the noncontrolling member of Eureka Midstream.
4.     Impairments of Long-Lived Assets and Other-Than-Temporary Decline in Value
Goodwill. On February 26, 2020 (the EQT Global GGA Effective Date), the Company (through EQM) entered into a Gas Gathering and Compression Agreement (as amended, the EQT Global GGA) with EQT for the provision of certain gas gathering services to EQT in the Marcellus and Utica Shales of Pennsylvania and West Virginia (as further discussed in Note 6). Prior to the EQT Global GGA Effective Date, the Company operated three reportable operating segments and seven reporting units, which are one level below the operating segment level and are generally based on how segment management reviews the Company's operating results. Commencing with the EQT Global GGA Effective Date, the Company reduced its reporting units from seven to six and maintained its three reportable operating segments. As of the EQT Global GGA Effective Date, the only reporting unit to which the Company had goodwill recorded related to the Pennsylvania gathering assets acquired in connection with EQM's merger with Rice Midstream Partners LP in July 2018 (RMP PA Gas Gathering reporting unit). As a result of the EQT Global GGA, the assets under, and operations associated with, the RMP PA Gas Gathering reporting unit and the reporting unit associated with the gas gathering and compression activities of EQM Gathering Opco, LLC, an indirect wholly owned subsidiary of the Company (EQM Opco reporting unit), were combined to service a collective MVC under the agreement. Therefore, effective on the EQT Global GGA Effective Date, the RMP PA Gas Gathering reporting unit was merged with and into the EQM Opco reporting unit, with the EQM Opco reporting unit surviving.
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
As a result of the interim assessment, the Company determined that the fair values of the RMP PA Gas Gathering reporting unit and the merged EQM Opco reporting unit, as applicable, were greater than their respective carrying values. No impairment to goodwill was recorded during the three months ended March 31, 2020. The Company believes the estimates and assumptions used in estimating its reporting units’ fair values are reasonable and appropriate; however, different assumptions and estimates could materially affect the calculated fair values of the RMP PA Gas Gathering reporting unit and the merged EQM Opco reporting unit and the resulting conclusions on impairment of goodwill, which could materially affect the Company’s results of operations and financial position. Additionally, actual results could differ from these estimates. Additional adverse changes in the future could reduce the underlying cash flows used to estimate the fair value of the merged EQM Opco reporting unit and could result in a decline in fair value that could trigger future impairment charges relating to the EQM Opco reporting unit.
The three reporting units to which the Company had goodwill during 2019 were (i) the Ohio gathering assets acquired in connection with EQM’s acquisition of the outstanding limited liability company interests in each of EQM West Virginia Midstream LLC (EQM West Virginia), EQM Olympus Midstream LLC (EQM Olympus) and Strike Force Midstream Holdings LLC (Strike Force Holdings) (collectively, Rice Retained Midstream) (ii) RMP PA Gas Gathering and (iii) the Ohio and West Virginia gathering assets acquired in the Bolt-on Acquisition (Eureka/Hornet, collectively with Rice Retained Midstream and RMP PA Gas Gathering, the Reporting Units).

During the third quarter of 2019, the Company identified impairment indicators in the form of significant declines in the unit price of EQM's Common Units and corresponding market capitalization, primarily as a result of continued suppressed natural gas prices and decreased producer drilling activity. Management considered these declines as indicators that the fair value of goodwill was more likely than not below the carrying amounts for the respective Reporting Units. As such, the performance of an interim goodwill impairment assessment was required. In estimating the fair value of each of the Reporting Units, the Company used a combination of the income approach and the market approach, both as described above.

As of August 31, 2019, the Company determined that the fair value of Rice Retained Midstream was greater than its carrying value; however, the carrying values of RMP PA Gas Gathering and Eureka/Hornet were each greater than their respective fair values. As a result, the Company recognized impairment of goodwill of $168.9 million and $99.2 million on RMP PA Gas Gathering and Eureka/Hornet, respectively. The non-cash impairment charge is included in the impairments of long-lived assets line on the Company's statements of consolidated comprehensive income.
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
As of March 31, 2020, the Company performed a recoverability test of the Hornet Midstream long-lived assets due to decreased producer activity. As a result of the recoverability test, management determined that the carrying value of the Hornet Midstream long-lived assets (which consisted of gathering assets and customer-related intangible assets) was not recoverable under ASC 360, Impairment Testing: Long-Lived Assets Classified as Held and Used. During the first quarter of 2020, the Company estimated the fair value of the Hornet Midstream asset group and determined that the fair value was not in excess of the assets’ carrying value, which resulted in impairment charges of approximately $37.9 million to the gathering assets and approximately $17.7 million to the customer-related intangible assets both within the Company’s Gathering segment. The non-cash impairment charges were recognized during the first quarter of 2020 and are included in the impairments of long-lived assets line on the statements of consolidated comprehensive income.
During the third quarter of 2019, the Company assessed its long-lived asset groups for impairment due to the triggering events described in the goodwill impairment summary above. As a result of the recoverability test, management determined that the carrying value of certain long-lived assets associated with Eureka/Hornet (specifically, Hornet Midstream customer-related intangible assets) were not recoverable. The Company estimated the fair value of the Hornet Midstream-related intangible assets and determined that the fair value was not in excess of the assets’ carrying value, which resulted in an impairment charge of approximately $36.4 million related to certain of such intangible assets within the Company's Gathering segment. The non-cash impairment charge is included in the impairments of long-lived assets line on the statements of consolidated comprehensive income.
During 2019, the Company reassessed its asset groupings for its regulated pipelines due to certain regulatory ratemaking policy changes affecting the regulated pipelines, changes in strategic focus and plans for segmentation of operations. Prior to the second quarter of 2019, the Company defined its regulated asset grouping to include the FERC-regulated transmission and storage assets, integrated with the low-pressure assets due to overlapping operations, a shared costs structure and similar ratemaking structures. During the second quarter of 2019, Equitrans L.P. reached a settlement related to its FERC Form 501-G report, which was focused solely on the Company’s FERC-regulated transmission and storage assets. Further, management increased its operational focus and emphasis on high-pressure gathering assets as illustrated by the consummation of the Bolt-on Acquisition. As a result of these regulatory changes and shift in operational focus, beginning with the second quarter of 2019, the Company grouped its FERC-regulated assets in two asset groupings: FERC-regulated transmission and storage assets and FERC-regulated low-pressure gathering assets. Upon the change in asset grouping, management evaluated whether any indicators of impairment were present and, in conjunction with the evaluation, the Company determined that the carrying values for the non-core FERC-regulated low-pressure gathering assets exceeded their undiscounted cash flows. Additionally, following the settlement related to the FERC Form 501-G report, management did not, and currently does not, plan to seek to recover the deficient cash flows through a future rate proceeding. The Company therefore estimated the fair values of FERC-regulated low-pressure gathering assets and determined that their fair values were not in excess of the assets’ carrying values, which resulted in recognized impairments of property and equipment of approximately $80.1 million during the second quarter of 2019 related to the assets within the Company's Gathering segment. As a result of the impairment, the assets carry no book value. The non-cash impairment charge is included in the impairments of long-lived assets line on the statements of consolidated comprehensive income.
The Company is also required to evaluate its equity method investments, including investments in the MVP Joint Venture, to determine whether they are impaired under ASC 323, Investments - Equity Method and Joint Ventures. The standard for determining whether an impairment must be recorded under ASC 323 is whether there occurred an other-than-temporary decline in value. The evaluation and measurement of impairments under ASC 323 involves the same uncertainties as described above for long-lived assets that the Company owns directly and accounts for in accordance with ASC 360. The estimates that the Company makes with respect to its equity method investments are based upon assumptions that management believes are reasonable, and the impact of variations in these estimates or the underlying assumptions could be material. Additionally, if the projects in which the Company holds these investments recognize an impairment under ASC 360, the Company would record its proportionate share of that impairment loss and would evaluate its investment for an other-than-temporary decline in value under ASC 323. The Company evaluated its equity method investments, including investments in the MVP Joint Venture, as of September 30, 2020 and determined that there was not an other-than-temporary decline in value.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Thousands)
Revenues from customers:
Gathering	$232,651	$299,491	$764,229	$847,038
Transmission	93,329	87,299	288,869	289,926
Water	24,020	21,644	90,605	67,419
Total operating revenues	$350,000	$408,434	$1,143,703	$1,204,383
Operating income (loss):
Gathering (a)	$129,186	$(98,489)	$400,647	$177,720
Transmission	63,460	59,690	201,714	207,684
Water	10,118	7,722	40,173	18,980
Headquarters (b)	(2,255)	(7,376)	(24,646)	(16,621)
Total operating income (loss)	$200,509	$(38,453)	$617,888	$387,763

Reconciliation of operating income (loss) to net income (loss):
Equity income (c)	$60,917	$44,448	$171,233	$112,293
Other income	21,864	70	39,006	2,637
Loss on early extinguishment of debt	—	—	24,864	—
Net interest expense	86,411	65,606	219,960	188,268
Income tax expense	28,440	1,948	81,846	45,868
Net income (loss)	$168,439	$(61,489)	$501,457	$268,557
(a)Impairments of long-lived assets of $298.7 million for the three months ended September 30, 2019 and $55.6 million and $378.8 million for the nine months ended September 30, 2020 and 2019, respectively, were included in Gathering operating income (loss). See Note 4 for further information.
(b)Includes separation and other transaction costs and other unallocated corporate expenses.
(c)Equity income is included in the Transmission segment.

	September 30, 2020	December 31, 2019
	(Thousands)
Segment assets:
Gathering	$7,743,615	$7,572,911
Transmission (a)	4,279,330	3,903,707
Water	208,899	202,440
Total operating segments	12,231,844	11,679,058
Headquarters, including cash	398,836	362,651
Total assets	$12,630,680	$12,041,709
(a)The equity investments in the MVP Joint Venture are included in the Transmission segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Thousands)
Depreciation:
Gathering	$44,648	$38,943	$126,915	$104,502
Transmission	13,659	13,347	40,787	38,474
Water	8,105	6,907	22,720	19,801
Headquarters	360	263	849	3,953
Total	$66,772	$59,460	$191,271	$166,730
Capital expenditures for segment assets:
Gathering (a)	$90,452	$271,860	$303,063	$686,178
Transmission (b)	6,721	16,296	32,983	46,287
Water	2,530	13,466	8,377	31,490
Headquarters	447	1,068	3,234	6,787
Total (c)	$100,150	$302,690	$347,657	$770,742
(a)Includes approximately $13.5 million and $37.1 million of capital expenditures related to the noncontrolling interest in Eureka Midstream for the three and nine months ended September 30, 2020, respectively, and includes approximately $6.7 million and $17.6 million of capital expenditures related to the noncontrolling interest in Eureka Midstream for the three and nine months ended September 30, 2019, respectively.
(b)Transmission capital expenditures do not include capital contributions made to the MVP Joint Venture for the MVP and MVP Southgate projects of $65.6 million and $211.7 million for the three months ended September 30, 2020 and 2019, respectively, and $144.3 million and $512.9 million for the nine months ended September 30, 2020 and 2019, respectively.
(c)The Company accrues capital expenditures when the work has been completed but the associated bills have not yet been paid. Accrued capital expenditures are excluded from the statements of consolidated cash flows until they are paid. The net impact of non-cash capital expenditures, including the effect of accrued capital expenditures, assumed capital expenditures associated with the Bolt-on Acquisition, transfers from inventory as assets are assigned to a project and capitalized share-based compensation costs, was $8.3 million and $(15.3) million for the three months ended September 30, 2020 and 2019, respectively, and $29.9 million and $(0.8) million for the nine months ended September 30, 2020 and 2019, respectively.
6.    Revenue from Contracts with Customers
For the three and nine months ended September 30, 2020 and 2019, all revenues recognized on the Company's statements of consolidated comprehensive income are from contracts with customers. As of September 30, 2020 and December 31, 2019, all receivables recorded on the Company's consolidated balance sheets represent performance obligations that have been satisfied and for which an unconditional right to consideration exists.

Summary of Disaggregated Revenues. The tables below provide disaggregated revenue information by business segment.

	Three Months Ended September 30, 2020
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues (a)	$145,533	$84,612	$9,005	$239,150
Volumetric-based fee revenues	87,118	8,717	15,015	110,850
Total operating revenues	$232,651	$93,329	$24,020	$350,000

	Three Months Ended September 30, 2019
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues	$154,791	$81,990	$840	$237,621
Volumetric-based fee revenues	144,700	5,309	20,804	170,813
Total operating revenues	$299,491	$87,299	$21,644	$408,434

	Nine Months Ended September 30, 2020
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues (a)	$446,721	$267,973	$32,788	$747,482
Volumetric-based fee revenues	317,508	20,896	57,817	396,221
Total operating revenues	$764,229	$288,869	$90,605	$1,143,703

	Nine Months Ended September 30, 2019
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues	$431,520	$263,051	$4,531	$699,102
Volumetric-based fee revenues	415,518	26,875	62,888	505,281
Total operating revenues	$847,038	$289,926	$67,419	$1,204,383
(a)    For the three months ended September 30, 2020, firm reservation fee revenues associated with Gathering and Water included approximately $2.6 million and $1.9 million, respectively, of MVC unbilled revenues. For the nine months ended September 30, 2020, firm reservation fee revenues associated with Gathering and Water included approximately $13.7 million and $11.4 million, respectively, of MVC unbilled revenues. There were no MVC unbilled revenues associated with Gathering and Water during the three and nine months ended September 30, 2019.
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
The following table presents changes in the Company's unbilled revenue balance during the nine months ended September 30, 2020:

Unbilled Revenue
(Thousands)
Balance as of January 1, 2020	$—
Revenue recognized in excess of amounts invoiced (a)	25,086
Minimum volume commitments invoiced (b)	—
Balance as of September 30, 2020	$25,086
(a)Revenues associated with unbilled MVCs are included in firm reservation fee revenues within the Gathering and Water segments, as described in the Summary of Disaggregated Revenues table above.
(b)Unbilled revenues are transferred to accounts receivable once the Company has an unconditional right to consideration from the customer.
Contract Liabilities. As of September 30, 2020, the Company's contract liabilities consist of deferred revenue associated with the EQT Global GGA, including advance payments from EQT associated with the Rate Relief Shares (as defined below) acquired by the Company as consideration for certain commercial terms and the initial fair value of the Henry Hub cash bonus payment provision (as defined below). The contract liabilities are classified as current or non-current according to when such amounts are expected to be recognized. As of September 30, 2020, the contract liabilities are classified as non-current as none of the deferred revenue is expected to be recognized in revenue during the next five years.
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

The following table presents changes in the Company's deferred revenue balances during the nine months ended September 30, 2020:

Deferred Revenue
(Thousands)
Balance as of January 1, 2020	$—
Amounts recorded during the period (a)	321,775
Amounts transferred during the period (b)	—
Balance as of September 30, 2020	$321,775
(a)Includes deferred billed revenue of approximately $74.6 million and $148.8 million recorded during the three and nine months ended September 30, 2020, respectively, associated with the EQT Global GGA.
(b)Deferred revenues are recognized as revenue upon satisfaction of the Company's performance obligation to the customer.
Summary of Remaining Performance Obligations. The following table summarizes the estimated transaction price allocated to the Company's remaining performance obligations under all contracts with firm reservation fees and MVCs as of September 30, 2020 that the Company will invoice or transfer from contract liabilities and recognize in future periods.

	2020(a)	2021	2022	2023	2024	Thereafter	Total
	(Thousands)
Gathering firm reservation fees	$22,081	$106,127	$158,721	$158,628	$157,127	$1,433,923	$2,036,607
Gathering revenues supported by MVCs	125,591	526,413	585,384	617,532	635,649	5,367,726	7,858,295
Transmission firm reservation fees	94,112	360,242	380,890	342,566	282,962	2,609,294	4,070,066
Water revenues supported by MVCs	9,006	16,521	60,000	60,000	60,000	105,000	310,527
Total (b)	$250,790	$1,009,303	$1,184,995	$1,178,726	$1,135,738	$9,515,943	$14,275,495
(a)    October 1, 2020 through December 31, 2020.
(b)    Includes assumptions regarding timing for placing certain projects, including the MVP, in-service. Delays in the in-service dates for projects may substantially alter the remaining performance obligations for certain contracts with firm reservation fees and/or MVCs.
Based on total projected contractual revenues, including projected contractual revenues from future capacity expected from expansion projects that are not yet fully constructed for which the Company has executed firm contracts, the Company's firm gathering contracts and firm transmission and storage contracts had weighted average remaining terms of approximately 15 years and 14 years, respectively, as of September 30, 2020.
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

The EQT Global GGA provides for potential cash bonus payments payable by EQT to the Company during the period beginning on the first day of the calendar quarter in which the MVP in-service date occurs through the earlier of the twelfth calendar quarter from that point or the calendar quarter ending December 31, 2024 (the Henry Hub cash bonus payment provision). The potential cash bonus payments are conditioned upon the quarterly average of certain Henry Hub natural gas prices exceeding certain price thresholds. The Henry Hub cash bonus payment provision meets the definition of an embedded derivative that should be bifurcated from the host contract and accounted for separately in accordance with ASC 815, Derivatives and Hedging. The embedded derivative was recorded as a derivative asset at its estimated fair value at inception of approximately $51.5 million and as part of the contract liability to be included in the total consideration to be allocated to the performance obligation under ASC 606. Subsequent changes to the fair value of the derivative instrument through the end of the contract are recognized in other income on the Company's statements of consolidated comprehensive income.

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

Water Services Letter Agreement. On February 26, 2020, the Company (through EQM) entered into a letter agreement with EQT, pursuant to which EQT agreed to utilize the Company for the provision of water services in Pennsylvania under existing water services agreements and new water services agreements if negotiated between the parties (such letter agreement, the Water Services Letter Agreement). The Water Services Letter Agreement is effective as of the first day of the first month following the MVP in-service date and shall expire on the fifth anniversary of such date. During each year of the Water Services Letter Agreement, EQT agreed that fixed MVC fees payable to the Company for water services incurred on a volumetric basis, provided in accordance with existing agreements and new agreements entered into between the parties pursuant to the Water Services Letter Agreement (or the related agreements), shall be equal to or greater than $60 million per year.
Share Purchase Agreements. On February 26, 2020, the Company entered into two share purchase agreements (the Share Purchase Agreements) with EQT, pursuant to which the Company agreed to (i) purchase 4,769,496 shares of Equitrans Midstream common stock (the Cash Shares) from EQT in exchange for approximately $46 million in cash, (ii) purchase 20,530,256 shares of Equitrans Midstream common stock (the Rate Relief Shares and, together with the Cash Shares, the Share Purchases) from EQT in exchange for a promissory note in the aggregate principal amount of approximately $196 million (which EQT subsequently assigned to EQM as consideration for certain commercial terms under the EQT Global GGA), and (iii) pay EQT cash in the amount of approximately $7 million (the Cash Amount). On March 5, 2020, the Company completed the Share Purchases and paid the Cash Amount. The Company used proceeds from the EQM Credit Facility (defined in Note 9) to fund the purchase of the Cash Shares and to pay the Cash Amount in addition to other uses of proceeds. After the closing of the Share Purchases, the Company retired the Cash Shares and the Rate Relief Shares. Additionally, the Company recorded a $17.2 million deferred tax liability in conjunction with the Rate Relief Shares. On September 29, 2020, the Company made a prepayment to EQM of all principal, interest, fees and other obligations outstanding under the promissory note EQT assigned to EQM and the promissory note was terminated.
7.    Related Party Transactions
Related Party Transactions with EQT
As of September 30, 2020, EQT remained a related party of the Company due to its ownership of 25,296,026 shares of Equitrans Midstream common stock, which represented an approximately 5.9% ownership interest in the Company, excluding the impact of the Equitrans Midstream Preferred Shares. In the ordinary course of business, the Company engaged, and continues to engage, as applicable, in transactions with EQT and its affiliates, including, but not limited to, gathering agreements, transportation service and precedent agreements, storage agreements and water services agreements.

Operating revenues included related party revenues from EQT of approximately $222.7 million and $275.4 million for the three months ended September 30, 2020 and 2019, respectively, and $741.2 million and $843.9 million for the nine months ended September 30, 2020 and 2019, respectively. Operating and maintenance expense included charges to EQT of approximately $2.4 million for both the three and nine months ended September 30, 2019. Selling, general and administrative expense included charges from EQT of approximately $1.0 million for both the three and nine months ended September 30, 2019. Additionally, net interest expense included interest income on the Preferred Interest in EES of approximately $1.5 million and $1.6 million for the three months ended September 30, 2020 and 2019, respectively, and $4.6 million and $4.8 million for the nine months ended September 30, 2020 and 2019, respectively.
Accounts receivable as of September 30, 2020 and December 31, 2019 included approximately $194.3 million and $175.2 million, respectively, of related party accounts receivable from EQT. Other current assets as of September 30, 2020 included approximately $11.4 million of MVC unbilled revenue from EQT. In addition, as of September 30, 2020, the Preferred Interest in EES was approximately $106.3 million, of which $5.2 million was recorded in other current assets and $101.1 million was recorded in other assets on the Company's consolidated balance sheets. As of December 31, 2019, the Preferred Interest in EES was approximately $110.1 million, of which $5.0 million was recorded in other current assets and $105.1 million was recorded in other assets on the Company's consolidated balance sheets.
Tax Matters Agreement. On November 12, 2018, in connection with the Separation and Distribution, the Company and EQT entered into a tax matters agreement that governs the parties' respective rights, responsibilities and obligations with respect to taxes (including taxes arising in the ordinary course of business and taxes, if any, incurred as a result of any failure of the Distribution and certain related transactions to qualify as generally tax-free for U.S. federal income tax purposes), tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and assistance and cooperation with respect to tax matters (the Tax Matters Agreement). In addition, the Tax Matters Agreement imposes certain restrictions on the Company and its subsidiaries, including restrictions on certain equity issuances, business combinations, sales of assets and similar transactions, that are designed to preserve the tax-free status of the Distribution and certain related transactions.
The Tax Matters Agreement provides special rules that allocate tax liabilities in the event that the Distribution, together with certain related transactions, is not tax-free. In general, under the Tax Matters Agreement, each party is expected to be responsible for any taxes, whether imposed on the Company or EQT, that arise (i) from the failure of the Distribution, together with certain related transactions, to qualify for tax-free treatment, or (ii) if certain related transactions were to fail to qualify for their intended tax treatment, in each case, to the extent that the failure to qualify is attributable to actions, events or transactions relating to such party's respective stock, assets or business or a breach of the relevant representations or covenants made by that party in the Tax Matters Agreement.
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
EQT Global GGA. See Notes 4 and 6 for further detail.
Water Services Letter Agreement. See Note 6 for further detail.
Share Purchase Agreements. See Note 6 for further detail.
8.    Investments in Unconsolidated Entity
The MVP Joint Venture is constructing the MVP, an estimated 300-mile natural gas interstate pipeline that will span from northern West Virginia to southern Virginia. The Company will operate the MVP and owned a 45.9% interest in the MVP project as of September 30, 2020. On November 4, 2019, Con Edison exercised an option to cap its investment in the MVP project at approximately $530 million (excluding AFUDC). The Company and NextEra Energy, Inc. are obligated to, and RGC Resources, Inc., another member of the MVP Joint Venture owning an interest in the MVP project, has opted to, fund the shortfall in Con Edison's capital contributions, on a pro rata basis. Such funding by the Company and funding by other members has and will correspondingly increase the Company's and such other funding members' respective interests in the MVP project and decrease Con Edison's interest in the MVP project. As a result, based on the midpoint of the project's $5.8 billion to $6.0 billion (excluding AFUDC) targeted cost, the Company's equity ownership in the MVP project will progressively increase from approximately 45.9% to approximately 47.6%. The MVP Joint Venture is a variable interest entity because it has insufficient equity to finance its activities during the construction stage of the project. The Company is not the primary beneficiary of the MVP Joint Venture because the Company does not have the power to direct the activities that most significantly affect the MVP Joint Venture's economic performance. Certain business decisions, such as decisions to make distributions of cash, require a greater than 66 2/3% ownership interest approval, and no one member owns more than a 66 2/3% interest.
In April 2018, the MVP Joint Venture announced the MVP Southgate project, a proposed 75-mile interstate pipeline that will extend from the MVP at Pittsylvania County, Virginia to new delivery points in Rockingham and Alamance Counties, North Carolina. The Company will operate the MVP Southgate pipeline and owned a 47.2% interest in the MVP Southgate project as of September 30, 2020.
In September 2020, the MVP Joint Venture issued a capital call notice for the funding of the MVP project to MVP Holdco, LLC (MVP Holdco), a wholly owned subsidiary of the Company, for $126.6 million, of which $14.4 million and $112.2 million was paid in October 2020 and November 2020, respectively. In September 2020, the MVP Joint Venture issued a capital call notice for the funding of the MVP Southgate project to MVP Holdco for $0.7 million, which was paid in October 2020. In addition, in October 2020, the MVP Joint Venture issued a capital call notice for the funding of the MVP Southgate project to MVP Holdco for $0.3 million, which is expected to be paid in November 2020. The capital contributions payable and the corresponding increase to the investment balance are reflected on the consolidated balance sheet as of September 30, 2020.
The Company's interests in the MVP and MVP Southgate projects are equity method investments for accounting purposes because the Company has the ability to exercise significant influence, but not control, over the MVP Joint Venture's operating and financial policies. Accordingly, the Company records adjustments to the investment balance for contributions to or distributions from the MVP Joint Venture and for the Company's pro-rata share of MVP Joint Venture earnings.
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
As a result of EQM’s credit rating downgrades in the first quarter of 2020, EQM delivered replacement credit support to the MVP Joint Venture in the form of letters of credit in the amounts of approximately $220.2 million and $14.2 million with respect to the MVP project and MVP Southgate project, respectively. In connection with delivering such letters of credit as replacement performance assurances, EQM's performance guarantees associated with the MVP and MVP Southgate projects were terminated. As of September 30, 2020, the letters of credit with respect to the MVP project and MVP Southgate project were in the amounts of approximately $220.2 million and $14.2 million, respectively. As of November 3, 2020, based on the midpoint of the targeted project cost, MVP Holdco's obligation to deliver a replacement letter of credit with respect to the MVP project was in the amount of approximately $231.2 million. Upon the FERC’s initial release to begin construction of the MVP Southgate project, the Company’s current letter of credit to support MVP Southgate will be terminated, and the Company will be obligated to deliver a new letter of credit (or provide another allowable form of performance assurance) in an amount equal to 33% of MVP Holdco’s proportionate share of the remaining capital obligations for the MVP Southgate project under the applicable construction budget.
As of September 30, 2020, the Company's maximum financial statement exposure related to the MVP Joint Venture was approximately $2,829 million, which consisted of the investment in unconsolidated entity balance on the consolidated balance sheet as of September 30, 2020, net of capital contributions payable, and the letters of credit outstanding under the Amended EQM Credit Facility. As of November 3, 2020, in conjunction with MVP Holdco's obligation to deliver a replacement letter of credit with respect to the MVP project, the Company's maximum financial statement exposure related to the MVP Joint Venture was approximately $2,967 million.

The following tables summarize the unaudited condensed consolidated financial statements of the MVP Joint Venture in relation to the MVP project.
Condensed Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
	(Thousands)
Current assets	$290,541	$102,638
Non-current assets	5,540,846	4,951,521
Total assets	$5,831,387	$5,054,159

Current liabilities	$187,826	$223,645
Equity	5,643,561	4,830,514
Total liabilities and equity	$5,831,387	$5,054,159
Condensed Statements of Consolidated Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Thousands)
Environmental remediation reserve	$20	$(516)	$(295)	$(2,682)
Other income	13	1,165	275	5,863
Net interest income	39,280	29,100	110,868	73,035
AFUDC — equity	91,653	67,902	258,693	170,416
Net income	$130,966	$97,651	$369,541	$246,632
9.    Debt
Equitrans Midstream Term Loan Facility. In December 2018, Equitrans Midstream entered into a term loan credit agreement (as amended in May 2019, the ETRN Term Loan Credit Agreement) that provided for a senior secured term loan facility in an aggregate principal amount of $600 million (the ETRN Term Loans). The Company received net proceeds from the ETRN Term Loans of $568.1 million, inclusive of a discount of $18.0 million and estimated debt issuance costs of $13.9 million. The net proceeds were primarily used to fund the purchase of the public EQGP Common Units (the EQGP Buyout), including certain fees, costs and expenses in connection therewith, and the remainder was used for general corporate purposes. On March 3, 2020, EQM drew $650.0 million under the Amended EQM Credit Facility and transferred such funds to the Company, pursuant to a senior unsecured term loan agreement with the Company. The Company utilized a portion of such funds to pay off amounts outstanding under the ETRN Term Loans and the ETRN Term Loan Credit Agreement was terminated. As a result, the Company wrote off $24.4 million of unamortized discount and financing costs related to the ETRN Term Loan Credit Agreement. The write off charge is included in the loss on early extinguishment of debt line on the statements of consolidated comprehensive income. On September 29, 2020, the Company made a prepayment to EQM of all principal, interest, fees and other obligations outstanding under the senior unsecured term loan agreement and terminated the agreement. As of December 31, 2019, the current portion of the ETRN Term Loans was $6.0 million and was recorded in the current portion of long-term debt on the consolidated balance sheet. The Company had $594.0 million of borrowings outstanding and no letters of credit outstanding under the ETRN Term Loan Credit Agreement as of December 31, 2019. During the period from January 1, 2020 to March 3, 2020, the weighted average annual interest rate was approximately 6.2%. For the three and nine months ended September 30, 2019, the weighted average annual interest rates were approximately 6.8% and 6.9%, respectively.
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

The Company had no borrowings and no letters of credit outstanding under the Equitrans Midstream Credit Facility as of December 31, 2019 and during the period from January 1, 2020 to March 3, 2020. There were no borrowings on the Equitrans Midstream Credit Facility during the three months ended September 30, 2019. For the nine months ended September 30, 2019, the maximum outstanding borrowings was approximately $44 million, the average daily balance was approximately $4 million and the weighted average annual interest rate was approximately 4.3%. Commitment fees paid to maintain credit availability under the credit facility were approximately $0.1 million for the period from January 1, 2020 to March 3, 2020, and approximately $0.1 million and $0.3 million for the three and nine months ended September 30, 2019, respectively.
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
Additionally, on March 30, 2020, EQM entered into (i) an amendment to the EQM Credit Facility (as amended, the Amended EQM Credit Facility) and (ii) an amendment to the 2019 EQM Term Loan Agreement (as amended, the Amended 2019 EQM Term Loan Agreement) which, among other things, amended certain defined terms and negative covenants in the EQM Credit Facility and the 2019 EQM Term Loan Agreement.
The Amended EQM Credit Facility is available for general partnership purposes, including to purchase assets, to fund working capital requirements and capital expenditures and to pay distributions. Subject to satisfaction of certain conditions, the Amended EQM Credit Facility has an accordion feature that allows EQM to increase the available borrowings under the facility by up to an additional $750 million. The Amended EQM Credit Facility has a sublimit of up to $250 million for same-day swing line advances and a sublimit of up to $400 million for letters of credit. In addition, EQM has the ability to request that one or more lenders make available term loans under the Amended EQM Credit Facility, subject to the satisfaction of certain conditions. As of September 30, 2020, no term loans were outstanding under the Amended EQM Credit Facility. Such term loans would be secured by cash, qualifying investment grade securities or a combination thereof.
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
As of September 30, 2020, EQM had approximately $485 million of borrowings and $235 million of letters of credit outstanding under the Amended EQM Credit Facility. As of December 31, 2019, EQM had approximately $610 million of borrowings and $1 million of letters of credit outstanding under the Amended EQM Credit Facility. During the three and nine months ended September 30, 2020, the maximum outstanding borrowings at any time were approximately $485 million and $2,040 million, respectively, and the average daily balances were approximately $485 million and $975 million, respectively. EQM incurred interest at weighted average annual interest rates of approximately 2.6% and 2.9% for the three and nine months ended September 30, 2020, respectively. During the three and nine months ended September 30, 2019, the maximum outstanding borrowings at any time was approximately $1,690 million for both periods, the average daily balances were approximately $865 million and $950 million, respectively, and the weighted average annual interest rates were approximately 3.7% and 3.8%, respectively. For the three and nine months ended September 30, 2020, commitment fees of $2.4 million and $5.0 million, respectively, were paid to maintain credit availability under the Amended EQM Credit Facility. For the three and nine months ended September 30, 2019, commitment fees of $1.2 million and $3.3 million, respectively, were paid to maintain credit availability under the Amended EQM Credit Facility.
The EQM Term Loans mature in August 2022. EQM received net proceeds from the issuance of the EQM Term Loans of $1,397.4 million, inclusive of debt issuance costs of $2.6 million. The net proceeds were primarily used to repay borrowings under the Amended EQM Credit Facility and the remainder was used for general partnership purposes. The Amended 2019 EQM Term Loan Agreement provides EQM with the right to request incremental term loans in an aggregate amount of up to $300 million, subject to, among other things, obtaining additional commitments from existing lenders or commitments from new lenders. As of September 30, 2020 and December 31, 2019, EQM had $1.4 billion of borrowings outstanding under the Amended 2019 EQM Term Loan Agreement for both periods. During the three and nine months ended September 30, 2020, the weighted average annual interest rates for the periods were approximately 2.4% and 2.8%, respectively. During the applicable portion of the two months ended September 30, 2019, the weighted average annual interest rate for the period was approximately 3.6%.
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
As of September 30, 2020 and December 31, 2019, Eureka had approximately $303 million and $293 million, respectively, of borrowings outstanding under the Eureka Credit Facility. For the three and nine months ended September 30, 2020, the maximum amount of outstanding borrowings under the Eureka Credit Facility at any time was approximately $323 million for both periods, the average daily balances were approximately $310 million and $300 million, respectively, and Eureka incurred interest at weighted average annual interest rates of approximately 2.4% and 2.6%, respectively. For the three months ended September 30, 2019 and for the period from April 10, 2019 through September 30, 2019, the maximum amount of outstanding borrowings under the Eureka Credit Facility at any time was approximately $293 million for both periods, the average daily balances were approximately $293 million and $285 million, respectively, and Eureka incurred interest at a weighted average annual interest rate of approximately 4.3% for both periods. For the three and nine months ended September 30, 2020, commitment fees of $0.1 million and $0.4 million, respectively, were paid to maintain credit availability under the Eureka Credit Facility. For the three months ended September 30, 2019 and for the period from April 10, 2019 through September 30, 2019, commitment fees of $0.1 million and $0.2 million, respectively, were paid to maintain credit availability under the Eureka Credit Facility.
2020 Senior Notes. During the second quarter of 2020, EQM issued $700 million aggregate principal amount of new 6.000% senior unsecured notes due July 1, 2025 and $900 million aggregate principal amount of new 6.500% senior unsecured notes due July 1, 2027 (collectively, the 2020 Senior Notes) and received net proceeds from the offering of approximately $1,576.1 million, inclusive of a discount of $20.0 million and debt issuance costs of $3.9 million. The net proceeds were used to repay a portion of the borrowings outstanding under the Amended EQM Credit Facility, and the remainder was used for general partnership purposes.
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
As of September 30, 2020, EQM and Eureka were in compliance with all debt provisions and covenants.
10.    Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis. The Company records derivative instruments at fair value on a gross basis in its consolidated balance sheets. The Henry Hub cash bonus payment provision, as described in Note 6, is recorded at its estimated fair value using a Monte Carlo simulation model. Significant inputs used in the fair value measurement include NYMEX Henry Hub natural gas futures prices as of the date of valuation, risk-free interest rates based on U.S. Treasury rates, expected volatility of NYMEX Henry Hub natural gas futures prices and an estimated credit spread of EQT. The expected volatility of NYMEX Henry Hub natural gas futures prices used in the valuation methodology represents a significant unobservable input causing the Henry Hub cash bonus payment provision to be designated as a Level 3 fair value measurement. As of September 30, 2020, the fair value of the Henry Hub cash bonus payment provision was $89.2 million, of which $35.3 million was recorded in other current assets and $53.9 million was recorded in other assets on the Company's consolidated balance sheets. During the three and nine months ended September 30, 2020, the Company recognized gains of $21.0 million and $37.7 million, respectively, representing the change in estimated fair value of the derivative instrument during the applicable period. The gain is reflected in other income in the Company's statements of consolidated comprehensive income.
Other Financial Instruments. The carrying values of cash and cash equivalents, accounts receivable, amounts due to/from related parties and accounts payable approximate fair value due to the short maturity of the instruments; as such, their fair values are Level 1 fair value measurements. The carrying values of borrowings under the Amended EQM Credit Facility, the Eureka Credit Facility and the Amended 2019 EQM Term Loan Agreement approximate fair value as the interest rates are based on prevailing market rates; these are considered Level 1 fair value measurements. As EQM's borrowings under its senior notes are not actively traded, their fair values are estimated using an income approach model that applies a discount rate based on prevailing market rates for debt with similar remaining time-to-maturity and credit risk; as such, their fair values are Level 2 fair value measurements. Effective on March 3, 2020, the ETRN Term Loans were paid off with proceeds from the Amended EQM Credit Facility (see Note 9), and the ETRN Term Loan Credit Agreement was terminated. As of December 31, 2019, the estimated fair value of the ETRN Term Loans was approximately $595 million and the carrying value of the ETRN Term Loans was approximately $568 million. As of September 30, 2020 and December 31, 2019, the estimated fair values of EQM's senior notes were approximately $5,139 million and $3,421 million, respectively, and the carrying values of EQM's senior notes were approximately $5,043 million and $3,462 million, respectively. The fair value of the Preferred Interest is a Level 3 fair value measurement and is estimated using an income approach model that applies a market-based discount rate. As of September 30, 2020 and December 31, 2019, the estimated fair values of the Preferred Interest were approximately $127 million and $126 million, respectively, and the carrying values of the Preferred Interest were approximately $106 million and $110 million, respectively.
11.    Earnings (Loss) Per Share
The following tables set forth the computation of the basic and diluted earnings (loss) per share attributable to Equitrans Midstream common shareholders for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020		2019
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Net income (loss)	$168,439	$168,439	$(61,489)	$(61,489)
Less: Net income (loss) attributable to noncontrolling interests (excluding EQM Series A Preferred Units)	3,973	3,973	(44,144)	(44,144)
Less: EQM Series A Preferred Units interest in net income	—	—	48,480	48,480
Less: Preferred dividends	14,628	14,628	—	—
Net income (loss) attributable to Equitrans Midstream common shareholders	$149,838	$149,838	$(65,825)	$(65,825)

Basic weighted average common shares outstanding	432,773	432,773	254,915	254,915
Dilutive securities (a)(b)	—	48	—	—
Diluted weighted average common shares outstanding	432,773	432,821	254,915	254,915

Earnings (loss) per share of common stock attributable to Equitrans Midstream common shareholders	$0.35	$0.35	$(0.26)	$(0.26)

	Nine Months Ended September 30,
	2020		2019
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Net income	$501,457	$501,457	$268,557	$268,557
Less: Net income attributable to noncontrolling interests (excluding EQM Series A Preferred Units)	163,406	163,406	155,082	155,082
Less: EQM Series A Preferred Units interest in net income	47,359	47,359	48,480	48,480
Less: Preferred dividends	44,132	44,132	—	—
Net income attributable to Equitrans Midstream common shareholders	$246,560	$246,560	$64,995	$64,995

Basic weighted average common shares outstanding	314,411	314,411	254,868	254,868
Dilutive securities (a)(b)	—	—	—	19
Diluted weighted average common shares outstanding	314,411	314,411	254,868	254,887

Earnings per share of common stock attributable to Equitrans Midstream common shareholders	$0.78	$0.78	$0.26	$0.25
(a)For the periods presented, as applicable, EQM's dilutive securities issued and outstanding prior to the EQM Merger did not have a material impact on the Company's diluted earnings per share.

(b)For the three and nine months ended September 30, 2020, the Company excluded 30,099 and 11,995 (in thousands), respectively, of weighted average anti-dilutive securities related to the Equitrans Midstream Preferred Shares and stock-based compensation awards. For the three months ended September 30, 2019, the Company excluded 45 (in thousands) of weighted average anti-dilutive securities related to stock-based compensation awards.
Preferred dividends include a $27.3 million premium recognized on the redemption of the EQM Series A Preferred Units as part of the Restructuring Closing during the nine months ended September 30, 2020.
12.     Income Taxes

The Company's effective tax rate was 14.4% for the three months ended September 30, 2020, compared to (3.3)% for the three months ended September 30, 2019. The Company's effective tax rate was 14.0% for the nine months ended September 30, 2020, compared to 14.6% for the nine months ended September 30, 2019. The effective tax rate was higher for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to the tax impact of the impairments of long-lived assets (see Note 4) during the three months ended September 30, 2019 and, for the three months ended September 30, 2020, the decrease in net income attributable to noncontrolling interests as a result of the EQM Merger and related effect on the Company's estimated annual effective tax rate, partially offset by an increase in AFUDC - equity. Excluding other items, the effective tax rates for the three and nine months ended September 30, 2020 and 2019 were lower than the statutory rates because the Company does not record income tax expense on the portion of its income attributable to the noncontrolling member of Eureka Midstream and did not record income tax expense on the portion of its income attributable to the noncontrolling limited partners of EQM and EQGP for the periods prior to the closing of the EQM Merger and the EQGP Buyout, respectively.

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
•projected revenue (including from firm reservation fees), deferred revenues, expenses and contract liabilities, and the effects on projected revenue, deferred revenue and contract liabilities associated with the EQT Global GGA and the MVP project (including changes in the targeted full in-service date for such project);
•the ultimate gathering fee relief provided to EQT under the EQT Global GGA and related agreements, including the exercise by EQT of any cash-out option as an alternative to receiving a portion of such relief;
•the Company's ability to de-lever;
•the weighted average contract life of gathering, transmission and storage contracts;
•infrastructure programs (including the timing, cost, capacity and sources of funding with respect to gathering, transmission and storage and water expansion projects);
•the cost, capacity, shippers for, timing of regulatory approvals, final design (including expansions or extensions and capital related thereto), ability to contract additional capacity on and targeted in-service dates of current or in-service projects or assets, in each case as applicable;
•the ultimate terms, partners and structure of the MVP Joint Venture and ownership interests therein;
•the impact of changes in the targeted full in-service date of the MVP project on the fair value of the Henry Hub cash bonus provision;
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
•any credit rating impacts associated with the MVP project, customer credit ratings changes, including EQT's, and defaults, acquisitions, dispositions and financings and any changes in EQM's credit ratings;

•the impact of a dispute with EQT (or resolution thereof) regarding the Hammerhead gathering agreement and/or ownership of the Hammerhead pipeline on the Company's business and results of operations;
•the impact of such dispute (or resolution thereof) on investors' perceptions of the Company's commercial relationship with EQT;
•the effect and outcome of future litigation and other proceedings, including regulatory proceedings;
•effects of any consolidation of or effected by upstream gas producers, whether in or outside of the Appalachian Basin;
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
•dividend amounts, timing and rates;
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
•interest rates;
•the ability of the Company's subsidiaries (some of which are not wholly owned) to service debt under, and comply with the covenants contained in, their respective credit agreements;
•expectations regarding production volumes in the Company's areas of operations;
•the Company's ability to achieve the anticipated benefits associated with the execution of the EQT Global GGA, the Water Services Letter Agreement and related agreements;
•the impact on the Company and its subsidiaries of the coronavirus disease 2019 (COVID-19) pandemic, including, among other things, effects on demand for natural gas and the Company's services, the duration of the reduction or curtailment of production of associated gas from basins such as the Permian Basin, commodity prices and access to capital;
•the effects of government regulation; and
•tax status and position.
The forward-looking statements included in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company has based these forward-looking statements on management's current expectations and assumptions about future events. While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and are beyond the Company's control. The risks and uncertainties that may affect the operations, performance and results of the Company's business and forward-looking statements include, but are not limited to, those set forth under "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, as are updated by this Quarterly Report on Form 10-Q.

Any forward-looking statement speaks only as of the date on which such statement is made and the Company does not intend to correct or update any forward-looking statement, unless required by securities law, whether as a result of new information, future events or otherwise.

Executive Overview

Net income attributable to Equitrans Midstream common shareholders was $149.8 million for the three months ended September 30, 2020 compared with a net loss attributable to Equitrans Midstream common shareholders of $65.8 million for the three months ended September 30, 2019. The increase resulted primarily from a decrease in impairment charges associated with long-lived assets, unrealized gains on derivative instruments associated with the Henry Hub cash bonus payment provision and higher equity income from the Company's investment in the MVP Joint Venture, partially offset by lower volumetric-based fee revenues primarily due to the impacts of the EQT Global GGA, higher income tax expense, higher net interest expense and preferred dividends associated with the Equitrans Midstream Preferred Shares. See Note 6 to the consolidated financial statements for a discussion of deferred revenues under the EQT Global GGA.
Net income attributable to Equitrans Midstream common shareholders was $246.6 million for the nine months ended September 30, 2020 compared with $65.0 million for the nine months ended September 30, 2019. The increase resulted primarily from a decrease in impairment charges associated with long-lived assets, higher equity income from the Company's investment in the MVP Joint Venture, increased revenue from firm reservation fees on Gathering and Water and unrealized gains on derivative instruments associated with the Henry Hub cash bonus payment provision, partially offset by lower volumetric-based fee revenues primarily due to the impacts of the EQT Global GGA, higher income tax expense, preferred dividends associated with the Equitrans Midstream Preferred Shares, higher net interest expense and a loss on early extinguishment of debt.

COVID-19 Update

The COVID-19 outbreak has resulted in a severe global economic downturn and a recession of unknown duration and has caused increased volatility in and intermittent disruptions to the global financial and credit markets. The outbreak has directly resulted in a significant decrease in demand for oil and natural gas liquids, at least in the short term, which caused extreme volatility in oil and other liquids prices and a significant negative impact to, at a minimum, the short- and medium-term outlook for oil prices. The downward pressure on oil prices was further exacerbated by the failure, in March 2020, of Saudi Arabia and Russia to agree to cut oil production, which contributed to a sharp drop in the price of oil (and at one point negative prices for oil) and an imbalance between the supply and demand for oil. The revised outlook for oil and other liquids prices caused a significant reduction in the number of operating drilling rigs in the United States, with a substantial portion of this reduction in rigs accounted for in shale plays targeted primarily at developing oil resources, including the Permian Basin. According to Baker Hughes, the average U.S. rig count fell to approximately 257 during September 2020, compared to an average rig count of approximately 791 during January 2020. This dramatic decrease in the number of operating drilling rigs has positively impacted the natural gas forward price strip based on the market expectation that the reduced or curtailed production of associated gas from basins such as the Permian Basin will at least in the near- and medium-term cause a reduction in the overall supply of natural gas which will more than offset reduced demand for natural gas as a result of the COVID-19 outbreak. See “Commodity Prices” under “Outlook” below for a further discussion of the current commodity price environment for the Company and its producer customers.
Future disruptions to the global financial and credit markets from the COVID-19 outbreak and related economic impacts could, both directly and indirectly, negatively impact the Company’s financial condition and results of operations. The Company closed EQM’s offering of the 2020 Senior Notes in June 2020, resulting in net proceeds of approximately $1.58 billion, which the Company primarily used to repay a portion of the outstanding borrowings under the Amended EQM Credit Facility; however, there can be no guarantee that future disruptions to the financial and credit markets as a result of the COVID-19 outbreak and related economic impacts would not affect the Company’s ability to again access such markets, if needed, on acceptable terms or at all. Further, certain of the Company’s producer customers have significant capital needs, primarily to refinance existing indebtedness that matures next year and during the next several years, and further disruptions or instability in financial and credit markets as a result of COVID-19 and the economic disruptions therefrom may have a significant, negative impact on such producers’ abilities to access the financial and credit markets and refinance existing indebtedness as it becomes due. If such producer customers have difficulty refinancing such indebtedness on acceptable terms or at all (or undertaking other transactions to generate cash for debt service), the Company’s exposure to risk of nonpayment and/or nonperformance by its customers would increase. Additionally, the ability of the Company’s producer customers to maintain or grow their production would likely be adversely affected as a result of such refinancing challenges, which would have a negative impact on demand for the Company’s current services as well as the prospect of future pipeline expansion projects that would enhance the Company’s business.
From an operational perspective, while the COVID-19 outbreak has significantly impacted the manner in which the Company’s employees and contractors perform their job functions, the outbreak has had, and continues to have, a minimal impact on the Company’s overall operations. However, the situation surrounding COVID-19 remains fluid, and the Company continues to actively manage its response in collaboration with relevant parties, including its employees, contractors, customers and suppliers. As a midstream energy company, during applicable state-issued stay-at-home orders, the Company was recognized as an essential business under various regulations related to the COVID-19 outbreak and continued to operate as permitted under these regulations. The Company has proactively undertaken a number of companywide measures intended to promote the safety of field and non-field level employees and contractors (including, among other things, establishing an Infectious Disease Response Team, instituting enhanced self-protection and office sanitation measures, eliminating non-essential business travel, implementing a mandatory work-from-home protocol for a substantial majority of the Company’s employees through at least June 1, 2021, instituting face covering protocols, providing certain medical benefit enhancements, practicing social distancing in the field where possible, sharing the Company’s infectious disease response plan with suppliers and contractors, and timely communicating updates to employees and other relevant parties). In addition, the Company is focused on implementing additional mitigation efforts in connection with the remobilization of certain field level employees and contractors. The Company’s Infectious Disease Response Team continues to monitor and assist in implementing mitigation efforts in respect of potential areas of risk for the Company and its stakeholders. Additionally, the Company has implemented business continuity plans and provided support to local communities through corporate giving and the Equitrans Midstream Foundation. The Company has been able to maintain a consistent level of effectiveness through the measures taken. The Company believes that it is following best practices under COVID-19 guidance and intends to continue to refine its practices as additional guidance is released and assess potential impacts from COVID-19 to its financial position and operating results, as well as any regulatory and legislative activities relating to COVID-19 that could impact its business.
The Company is unable to predict, in light of the ongoing and dynamic nature of the circumstances related to COVID-19 and continued growth in COVID-19 infections in the United States (including in certain of the Company’s areas of operation) and globally, any additional impact the outbreak may have on the Company’s business, results of operations and financial condition. The extent of COVID-19’s impact on the Company will depend on future developments, which are highly uncertain and cannot be predicted with any reasonable degree of certainty, including new information which may emerge concerning the severity of COVID-19, the duration of the outbreak, spikes in infection rates (including in the Company's areas of operation) and related economic effects and after effects (including on the natural gas industry), and actions taken to contain COVID-19 or its impact, among others. For further information regarding the potential impact of COVID-19, see "The outbreak of COVID-19 (or any future pandemic), and related declines in economic output and demand for natural gas, could harm our business, results of operations and financial condition." under Part II, "Item 1A. Risk Factors", in this Quarterly Report on Form 10-Q.

Business Segment Results
Operating segments are revenue-producing components of an enterprise for which separate financial information is produced internally and is subject to evaluation by the chief operating decision maker in deciding how to allocate resources. Headquarters costs consist primarily of separation and other transaction costs and other unallocated corporate expenses. Other income, net interest expense and income tax expense are managed on a consolidated basis. The Company has presented each segment's operating income (loss), equity income and various operational measures in the following sections. Management believes that the presentation of this information is useful to management and investors regarding the financial condition, results of operations and trends of its segments. The Company has reconciled each segment's operating income (loss) to the Company's consolidated operating income (loss) and net income (loss) in Note 5 to the consolidated financial statements.

Gathering Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
	(Thousands, except per day amounts)
FINANCIAL DATA
Firm reservation fee revenues (a)	$145,533	$154,791	(6.0)	$446,721	$431,520	3.5
Volumetric-based fee revenues	87,118	144,700	(39.8)	317,508	415,518	(23.6)
Total operating revenues	232,651	299,491	(22.3)	764,229	847,038	(9.8)
Operating expenses:
Operating and maintenance	20,683	27,127	(23.8)	62,306	67,860	(8.2)
Selling, general and administrative	21,930	18,462	18.8	67,686	60,365	12.1
Separation and other transaction costs	—	256	(100.0)	4,104	19,127	(78.5)
Depreciation	44,648	38,943	14.6	126,915	104,502	21.4
Amortization of intangible assets	16,204	14,540	11.4	46,990	38,677	21.5
Impairments of long-lived assets	—	298,652	(100.0)	55,581	378,787	(85.3)
Total operating expenses	103,465	397,980	(74.0)	363,582	669,318	(45.7)
Operating income (loss)	$129,186	$(98,489)	231.2	$400,647	$177,720	125.4

OPERATIONAL DATA
Gathered volumes (BBtu per day)
Firm capacity reservation (b)	5,111	3,824	33.7	4,493	3,321	35.3
Volumetric-based services	3,080	4,406	(30.1)	3,565	4,317	(17.4)
Total gathered volumes	8,191	8,230	(0.5)	8,058	7,638	5.5

Capital expenditures (c)	$90,452	$271,860	(66.7)	$303,063	$686,178	(55.8)
(a)For the three and nine months ended September 30, 2020, firm reservation fee revenues included approximately $2.6 million and $13.7 million, respectively, of MVC unbilled revenues.
(b)Includes volumes under agreements structured with MVCs.
(c)Includes approximately $13.5 million and $37.1 million of capital expenditures related to the noncontrolling interest in Eureka Midstream for the three and nine months ended September 30, 2020, respectively, and approximately $6.7 million and $17.6 million of capital expenditures related to the noncontrolling interest in Eureka Midstream for the three and nine months ended September 30, 2019, respectively.
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Gathering revenues decreased by $66.8 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Firm reservation fee revenues decreased by $9.3 million primarily due to $74.6 million of deferred revenue under the EQT Global GGA, partly offset by $65.1 million of increased MVC revenues under the EQT Global GGA and increased firm capacity by other producers. Volumetric-based fee revenues decreased by $57.6 million primarily due to increased MVC revenues attributable to volumes that previously were subject to volumetric-based fees prior to the EQT Global GGA. See Note 6 to the consolidated financial statements for a discussion of deferred revenues under the EQT Global GGA.
Operating expenses decreased by $294.5 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily as a result of aggregate impairments of long-lived assets associated with goodwill and intangible assets of $298.7 million during the third quarter of 2019 (as discussed in Note 4 to the consolidated financial statements) and a $6.4 million decrease in operating and maintenance expense primarily associated with a decrease in repairs and maintenance expense. The decrease in such operating expenses was partly offset by selling, general and administrative expense which increased by $3.5 million primarily due to higher personnel costs and a $5.7 million increase in depreciation expense as a result of additional assets placed in-service.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Gathering revenues decreased by $82.8 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Firm reservation fee revenues increased by $15.2 million primarily due to $129.2 million of increased MVC revenues under the EQT Global GGA and increased firm capacity primarily generated by the operating entities acquired in the Bolt-on Acquisition, partly offset by $148.8 million of deferred revenue under the EQT Global GGA. Volumetric-based fee revenues decreased by $98.0 million primarily due to increased MVC revenues attributable to volumes that previously were subject to volumetric-based fees prior to the EQT Global GGA.
Operating expenses decreased by $305.7 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily as a result of a $323.2 million decrease in impairment charges (as discussed in Note 4 to the consolidated financial statements), a $15.0 million decrease in separation and other transaction costs related to the Bolt-on Acquisition that was completed in April 2019 and a $5.6 million decrease in operating and maintenance expense primarily associated with a decrease in repairs and maintenance expense. The decrease in such operating expenses was partly offset by a $22.4 million increase in depreciation expense as a result of additional assets placed in-service, as well as depreciation on assets acquired in the Bolt-on Acquisition, and an $8.3 million increase in amortization of intangible assets as a result of intangible assets acquired in the Bolt-on Acquisition and a corresponding adjustment to the useful lives of these intangibles (as discussed in Note 3 to the consolidated financial statements). Selling, general and administrative expense increased by $7.3 million primarily due to higher personnel costs.
See also “Outlook” for discussions of certain customer production curtailments during the second and third quarters of 2020 and Note 6 to the consolidated financial statements for discussions of the EQT Global GGA and the transactions related thereto, including the potential cash fee relief to EQT in connection with the MVP in-service date. The Company expects that the revenues resulting from the MVCs under the EQT Global GGA will increase the proportion of the Company's total operating revenues that are firm reservation fee revenues, and correspondingly decrease the portion of the Company's total operating revenues that are volumetric-based fee revenues, in future periods.

Transmission Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
	(Thousands, except per day amounts)
FINANCIAL DATA
Firm reservation fee revenues	$84,612	$81,990	3.2	$267,973	$263,051	1.9
Volumetric-based fee revenues	8,717	5,309	64.2	20,896	26,875	(22.2)
Total operating revenues	93,329	87,299	6.9	288,869	289,926	(0.4)
Operating expenses:
Operating and maintenance	8,653	8,976	(3.6)	27,724	23,142	19.8
Selling, general and administrative	7,557	5,286	43.0	18,644	20,626	(9.6)
Depreciation	13,659	13,347	2.3	40,787	38,474	6.0
Total operating expenses	29,869	27,609	8.2	87,155	82,242	6.0
Operating income	$63,460	$59,690	6.3	$201,714	$207,684	(2.9)

Equity income	$60,917	$44,448	37.1	$171,233	$112,293	52.5

OPERATIONAL DATA
Transmission pipeline throughput (BBtu per day)
Firm capacity reservation	2,950	2,786	5.9	2,897	2,796	3.6
Volumetric-based services	29	29	—	17	115	(85.2)
Total transmission pipeline throughput	2,979	2,815	5.8	2,914	2,911	0.1

Average contracted firm transmission reservation commitments (BBtu per day)	3,859	3,650	5.7	4,027	3,914	2.9

Capital expenditures (a)	$6,721	$16,296	(58.8)	$32,983	$46,287	(28.7)
(a)Transmission capital expenditures do not include capital contributions made to the MVP Joint Venture for the MVP and MVP Southgate projects of approximately $65.6 million and $211.7 million for the three months ended September 30, 2020 and 2019, respectively, and $144.3 million and $512.9 million for the nine months ended September 30, 2020 and 2019, respectively.
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Transmission and storage revenues increased by $6.0 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Firm reservation fee revenues increased by $2.6 million primarily due to customers contracting for additional firm transmission capacity and volumetric-based fee revenues increased by $3.4 million primarily due to lease bonus revenue and increased usage fees.
Operating expenses increased by $2.3 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily as a result of higher selling, general and administrative expense resulting from increased personnel costs.
The increase in equity income of $16.5 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was related to the increase in the MVP Joint Venture's AFUDC on the MVP.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Transmission and storage revenues decreased by $1.1 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Firm reservation fee revenues increased by $4.9 million primarily due to customers contracting for additional firm transmission capacity, and volumetric-based fee revenues decreased by $6.0 million due to lower throughput volumes primarily due to producer curtailments as a result of depressed natural gas prices.

Operating expenses increased by $4.9 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily as a result of increased operating and maintenance expense and increased depreciation expense as a result of additional assets placed in-service, partly offset by lower selling, general and administrative expense resulting from lower personnel costs.
The increase in equity income of $58.9 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was related to the increase in the MVP Joint Venture's AFUDC on the MVP.
Water Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
	(Thousands)
FINANCIAL DATA
Firm reservation fee revenues (a)	$9,005	$840	972.0	$32,788	$4,531	623.6
Volumetric-based fee revenues	15,015	20,804	(27.8)	57,817	62,888	(8.1)
Total operating revenues	24,020	21,644	11.0	90,605	67,419	34.4
Operating expenses:
Operating and maintenance	4,569	6,918	(34.0)	23,960	26,458	(9.4)
Selling, general and administrative	1,228	97	1,166.0	3,752	2,180	72.1
Depreciation	8,105	6,907	17.3	22,720	19,801	14.7
Total operating expenses	13,902	13,922	(0.1)	50,432	48,439	4.1
Operating income	$10,118	$7,722	31.0	$40,173	$18,980	111.7

OPERATIONAL DATA
Water services volumes (MMgal)
Firm capacity reservation (b)	126	42	200.0	487	160	204.4
Volumetric-based services	307	481	(36.2)	1,124	1,351	(16.8)
Total water volumes	433	523	(17.2)	1,611	1,511	6.6

Capital expenditures	$2,530	$13,466	(81.2)	$8,377	$31,490	(73.4)
(a)    For the three and nine months ended September 30, 2020, firm reservation fee revenues included approximately $1.9 million and $11.4 million, respectively, of MVC unbilled revenues.
(b)    Includes volumes under agreements structured with MVCs.
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Water operating revenues increased by $2.4 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Firm reservation fee revenues increased by $8.2 million primarily as a result of increased revenues generated under agreements with MVCs, including increased unbilled revenue associated with MVCs. Volumetric-based fee revenues decreased $5.8 million primarily due to a 36% decrease in fresh water distribution volumes associated with decreased customer activity, partly offset by increased realized rates on a per gallon basis. A majority of the fresh water delivery fees the Company charges per gallon of water are tiered and thus are lower on a per gallon basis once certain volumetric thresholds are met.
Selling, general and administrative expense was higher in the third quarter of 2020 relative to the third quarter of 2019 as a result of higher personnel costs. Depreciation expense increased as a result of additional assets placed in-service. The increase in such operating expenses was partly offset by lower operating and maintenance expense associated with the timing of costs related to customer activities on drilling pads.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Water operating revenues increased by $23.2 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Firm reservation fee revenues increased by $28.3 million primarily as a result of increased revenues generated under agreements with MVCs, including increased unbilled revenue associated with MVCs. Volumetric-

based fee revenues decreased $5.1 million primarily due to a 17% decrease in fresh water distribution volumes associated with decreased customer activity, partly offset by increased realized rates on a per gallon basis.
Water operating expenses increased by $2.0 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily as a result of higher selling, general and administrative expense primarily due to higher personnel costs. Depreciation expense increased as a result of additional assets placed in-service. The increase in operating expenses was partly offset by lower operating and maintenance expense associated with the timing of costs related to customer activities on drilling pads.
The Company’s water services are directly associated with producers’ well completion activities and fresh and produced water needs (which are partially driven by horizontal lateral lengths and the number of completion stages per well), which will vary from quarter to quarter. Therefore, the Water operating results for the interim periods are not necessarily indicative of the results for the year ending December 31, 2020.
Other Income Statement Items
Other Income
Other income increased $21.8 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily as a result of a $21.0 million unrealized gain on derivative instruments associated with the Henry Hub cash bonus payment provision entered into in the first quarter of 2020. Other income increased $36.4 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily as a result of a $37.7 million unrealized gain on derivative instruments associated with the Henry Hub cash bonus payment provision entered into in the first quarter of 2020 and a $2.9 million increase in the net settlement of incentive compensation, partially offset by a $4.3 million decrease in AFUDC - equity.
Loss on Early Extinguishment of Debt
The Company incurred a loss on the early extinguishment of debt of $24.9 million during the nine months ended September 30, 2020 related to the write off of unamortized discounts and financing costs on the ETRN Term Loan Credit Agreement and the Equitrans Midstream Credit Facility in the first quarter of 2020. See Note 9 to the consolidated financial statements.
Net Interest Expense
Net interest expense increased by $20.8 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to higher interest expense of $26.0 million associated with the 2020 Senior Notes and decreased capitalized interest and AFUDC - debt of $6.7 million, partially offset by lower interest expense on the Amended EQM Credit Facility and ETRN Term Loans.
Net interest expense increased by $31.7 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to $29.7 million in higher interest expense associated with the 2020 Senior Notes and higher interest expense on the EQM Term Loans and decreased capitalized interest and AFUDC - debt of $4.2 million, partially offset by lower interest expense on the Amended EQM Credit Facility and the ETRN Term Loans.

See also Note 9 to the consolidated financial statements for a discussion of certain of the Company's outstanding debt.
Income Taxes
See Note 12 to the consolidated financial statements for an explanation of the increase in income taxes for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019.
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
All of Eureka Midstream's income is, for the period prior to the closing of the EQM Merger, all of EQM's income was, and for the period prior to the EQGP Buyout, all of EQGP's income was, included in the Company’s pre-tax income; however, the Company does not record income tax expense on the portions of its income attributable to the noncontrolling member of Eureka Midstream and did not record income tax expense on the portion of its income attributable to the noncontrolling limited partners of EQM and EQGP for the periods prior to the closings of the EQM Merger and the EQGP Buyout, respectively. This reduces the Company's effective tax rate in periods when the Company has consolidated pre-tax income. The Company expects its effective tax rate for periods following the EQM Merger to generally be higher than the pre-EQM Merger periods due to the decrease in net income attributable to noncontrolling interests as a result of the Company's acquisition of the outstanding EQM Common Units not held by the Company and its subsidiaries and related restructuring of the EQM Series A Preferred Units in connection with the closing of the EQM Merger.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests decreased for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. For the three months ended September 30, 2020, the Company's noncontrolling interest included the third-party ownership interest in Eureka Midstream. For the three months ended September 30, 2019, the Company's noncontrolling interest included the third-party ownership interests in EQM, the EQM Series A Preferred Unit interests in EQM's net income and the third-party ownership interest in Eureka Midstream.
Net income attributable to noncontrolling interest increased for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily as a result of higher net income attributable to the noncontrolling interest in Eureka Midstream, partly offset by lower net income attributable to the noncontrolling interest in EQM primarily due to the impact of the EQM Merger.
The Company recorded net income attributable to noncontrolling interest for the third-party ownership interests in EQM (including the EQM Series A Preferred Units) through the closing of the EQM Merger. Upon closing of the EQM Merger on June 17, 2020, the Company's remaining noncontrolling interest consists of the third-party ownership interest in Eureka Midstream.
See "Investing Activities" and "Capital Requirements" under "Capital Resources and Liquidity" for discussion of capital expenditures.
Outlook
The Company's strategically-located assets overlay core acreage in the Appalachian Basin. The location of the Company's assets allows its producer customers to access major demand markets in the U.S. The Company is one of the largest natural gas gatherers in the U.S., and its largest customer, EQT, is one of the largest natural gas producers in the U.S. based on average daily sales volumes. The Company maintains a stable cash flow profile, with approximately 65% of its revenue for the nine months ended September 30, 2020 generated by firm reservation fees. Further, the percentage of the Company's revenues that are generated by firm reservation fees is expected to increase in future years as a result of the 15-year term EQT Global GGA, which includes an MVC that became effective on February 26, 2020 of 3.0 Bcf per day and gradually steps up to 4.0 Bcf per day for several years following the in-service date of the MVP project. This contract structure enhances the stability of the Company's cash flows and limits its direct exposure to commodity price risk.
The Company's principal strategy is to achieve the scale and scope of a top-tier midstream company by leveraging its existing assets, executing on its growth projects (including through potential expansion and extension opportunities) and, where appropriate, seeking and executing on strategically-aligned acquisition and joint venture opportunities and other strategic transactions, while strengthening its balance sheet through (i) highly predictable cash flows backed by firm reservation fees, (ii) actions to delever its balance sheet, (iii) disciplined capital spending, (iv) operating cost control and (v) an appropriate dividend policy. As part of its approach to organic growth, the Company is focused on its projects and assets outlined below, many of which are supported by contracts with firm capacity or MVC commitments. Additionally, the Company is targeting growth from volumetric gathering and transmission services opportunities and from its water services business. The Company believes that this approach will enable the Company to achieve its strategic goals.
The Company expects that the MVP project, together with the Hammerhead pipeline and Equitrans, L.P. expansion project, will primarily drive the Company's organic growth and that its future growth also will be supported by the MVP Southgate project and water services expansions.

•Mountain Valley Pipeline. The MVP is being constructed by a joint venture among the Company and affiliates of each of NextEra Energy, Inc., Con Edison, AltaGas Ltd. and RGC Resources, Inc. As of September 30, 2020, the Company owned an approximate 45.9% interest in the MVP project and will operate the MVP. The MVP is an estimated 300 mile, 42-inch diameter natural gas interstate pipeline with a targeted capacity of 2.0 Bcf per day that will span from the Company's existing transmission and storage system in Wetzel County, West Virginia to Pittsylvania County, Virginia, providing access to the growing Southeast demand markets. The MVP Joint Venture has secured a total of 2.0 Bcf per day of firm capacity commitments at 20-year terms. Additional shippers have expressed interest in the MVP project and the MVP Joint Venture is evaluating an expansion opportunity that could add approximately 0.5 Bcf per day of capacity through the installation of incremental compression. The MVP Joint Venture is also evaluating other future pipeline extension projects.

In October 2017, the FERC issued the Certificate of Public Convenience and Necessity for the MVP. In the first quarter of 2018, the MVP Joint Venture received limited notice to proceed with certain construction activities from the FERC and commenced construction. As discussed under "The regulatory approval process for the construction of new midstream assets is challenging, and recent decisions by regulatory and judicial authorities in pending proceedings could impact our or the MVP Joint Venture's ability to obtain all approvals and authorizations necessary to complete certain projects on the projected time frame or at all or our ability to achieve the expected investment returns on the projects." included in "Item 1A. Risk Factors" in Part II of this Quarterly Report on Form 10-Q, there are pending legal and regulatory challenges to or otherwise affecting certain aspects of the MVP project that must be resolved before the MVP project can be completed, and the MVP Joint Venture is working to resolve these challenges. Based primarily on unanticipated delays during the prime summer and fall 2020 construction seasons resulting from the MVP Joint Venture’s inability to complete MVP project work under Nationwide Permit 12 authority (which was received in September 2020 and subsequently temporarily stayed in October 2020 by the Fourth Circuit Court of Appeals) and the continued need for authorization from the FERC to complete construction work in approximately 25 miles of the project route, the Company is targeting a full in-service date for the MVP project during the second half of 2021 at a total project cost of $5.8 billion to $6.0 billion (excluding AFUDC). Completion of the project in accordance with the targeted full in-service date and cost will require, among other things, timely authorization by the FERC to complete construction work in the portion of the project route currently remaining subject to the FERC’s previous stop work order, timely reinstatement of the MVP Joint Venture’s Nationwide Permit 12 permits or utilization of alternative permitting authority and/or construction methods to cross streams and wetlands in a manner not requiring a Nationwide Permit 12, as well as resolution of challenges to the Biological Opinion and Incidental Take Statement issued by the FWS for the MVP project and receipt of authorizations from the Bureau of Land Management and U.S. Forest Service. See the discussion of the litigation and regulatory-related delays affecting the completion of the MVP set forth in Part II, "Item 1. Legal Proceedings". Due to the uncertainty regarding the timing of permitting and the outcome of any legal challenges, on August 25, 2020, the MVP Joint Venture filed a request with the FERC for and, on October 9, 2020, the FERC granted, an extension of time to complete the MVP project for an additional two years through October 13, 2022.

On November 4, 2019, Con Edison exercised an option to cap its investment in the MVP project at approximately $530 million (excluding AFUDC). The Company and NextEra Energy, Inc. are obligated to, and RGC Resources, Inc., another member of the MVP Joint Venture owning an interest in the MVP project, has opted to, fund the shortfall in Con Edison's capital contributions on a pro rata basis. Such funding by the Company and funding by other members has and will correspondingly increase the Company's and such members' respective interests in the MVP project and decrease Con Edison's interest in the MVP project. As a result, based on the midpoint of the project's $5.8 billion to $6.0 billion (excluding AFUDC) targeted cost, the Company's ownership interest in the MVP project will progressively increase from approximately 45.9% to approximately 47.6%.

Through September 30, 2020, based on the midpoint of the MVP project's targeted cost, the Company had funded approximately $2.1 billion of its estimated total capital contributions of approximately $2.9 billion (inclusive of additional contributions required due to the Con Edison cap described above), including approximately $140 million to $150 million in excess of the Company's ownership interest. For 2020, the Company expects to make total capital contributions of $265 million to $275 million to the MVP Joint Venture for purposes of the MVP project, of which approximately $142 million has been contributed to the MVP Joint Venture.

•Wellhead Gathering Expansion Projects and Hammerhead Pipeline. During the nine months ended September 30, 2020, the Company invested approximately $303 million in gathering projects (inclusive of the noncontrolling interest in Eureka Midstream). For 2020, the Company expects to invest approximately $370 million to $390 million in gathering projects (inclusive of expected capital expenditures related to the noncontrolling interest in Eureka Midstream). The primary projects include infrastructure expansion of core development areas in the Marcellus and Utica Shales in southwestern Pennsylvania, southeastern Ohio and northern West Virginia for EQT, Range Resources Corporation (Range Resources) and other producers, including the Hammerhead pipeline. The Hammerhead pipeline is a 1.6 Bcf per day gathering header pipeline that is primarily designed to connect natural gas produced in Pennsylvania and West Virginia to the MVP, Texas Eastern Transmission and Dominion Transmission, is supported by a 20-year term, 1.2 Bcf per day, firm capacity commitment from EQT and cost approximately $540 million. The Company believes the Hammerhead pipeline was placed in-service effective August 1, 2020. For more information, see "Hammerhead Pipeline" below.
•Transmission Projects. During the nine months ended September 30, 2020, the Company invested approximately $33 million in transmission projects. For 2020, the Company expects to invest approximately $45 million to

$50 million in transmission projects, primarily attributable to the Allegheny Valley Connector, the Equitrans, L.P. Expansion project (EEP), which is designed to provide north-to-south capacity on the mainline Equitrans, L.P. system, including for deliveries to the MVP, and power plant projects. A portion of the EEP commenced operations with interruptible service in the third quarter of 2019. The EEP provides capacity of approximately 600 MMcf per day and offers access to several markets through interconnects with Texas Eastern Transmission, Dominion Transmission and Columbia Gas Transmission. Once the MVP is placed in service, firm transportation agreements for 550 MMcf per day of capacity will commence under 20-year terms.

•MVP Southgate Project. In April 2018, the MVP Joint Venture announced the MVP Southgate project, a proposed 75-mile interstate pipeline that will extend from the MVP at Pittsylvania County, Virginia to new delivery points in Rockingham and Alamance Counties, North Carolina. The MVP Southgate project is backed by a 300 MMcf per day firm capacity commitment from Dominion Energy North Carolina. As designed, the MVP Southgate project has expansion capabilities that could provide up to 900 MMcf per day of total capacity. The MVP Southgate project is estimated to cost a total of approximately $450 million to $500 million, which is expected to be spent primarily in 2021 and 2022. The Company expects to fund approximately $225 million of the overall project cost. During the nine months ended September 30, 2020, $2.7 million of capital contributions were made by the Company to the MVP Joint Venture for the MVP Southgate project. For 2020, the Company expects to make capital contributions of approximately $5 million to the MVP Joint Venture for the MVP Southgate project. The Company will operate the MVP Southgate pipeline and, as of September 30, 2020, owned a 47.2% interest in the MVP Southgate project. The MVP Joint Venture submitted the MVP Southgate certificate application to the FERC in November 2018. The Final Environmental Impact Statement for the MVP Southgate project was issued on February 14, 2020. In June 2020, the FERC issued the Certificate of Public Convenience and Necessity for the MVP Southgate; however, the FERC, while authorizing the project, directed the Office of Energy Projects to not issue a notice to proceed with construction until necessary federal permits are received for the MVP project and the Director of the Office of Energy Projects lifts the stop work order and authorizes the MVP Joint Venture to continue constructing the MVP project. On August 11, 2020, North Carolina regulators denied the MVP Southgate project's application for a Clean Water Act Section 401 Individual Water Quality Certification and Jordan Lake Riparian Buffer Authorization due to uncertainty surrounding the completion of the MVP project, which denial was appealed by the MVP Joint Venture on September 10, 2020. The MVP Southgate project is targeted to be placed in-service in 2022, which such targeted in-service is based on, among other things, favorable and timely resolution of this and other regulatory decisions and processes.
•Water Operations. During the nine months ended September 30, 2020, the Company invested approximately $8 million in its fresh water delivery infrastructure. For 2020, the Company expects to invest approximately $15 million in the operations of its fresh water delivery infrastructure in Pennsylvania and Ohio.
See further discussion of capital expenditures in the "Capital Requirements" section below.
Hammerhead Pipeline. On September 23, 2020, EQT and certain affiliates of EQT instituted arbitration proceedings against the Company by filing a Demand for Arbitration with the American Arbitration Association. The arbitration arises out of the Hammerhead gathering agreement, pursuant to which the Company agreed to construct the Hammerhead pipeline and gather gas for EQT. EQT sought a declaratory judgment that it may exercise an early termination right and purchase the Hammerhead pipeline and related facilities under the terms of the Hammerhead gathering agreement. With its Demand for Arbitration, EQT also sought emergency relief, asking that an emergency arbitrator: (i) resolve the parties’ dispute on the merits by October 1, 2020; or (ii) alternatively, toll the contractual deadline for EQT’s exercise of its termination right, which was set to expire on October 11, 2020, until after the parties’ dispute was resolved. On October 6, 2020, the emergency arbitrator issued an order denying EQT’s request for resolution on the merits but tolling the early termination deadline until the arbitration has been resolved. The Company’s answer to the Notice of Arbitration was filed on October 8, 2020, and the parties will proceed to arbitration. The Company will vigorously defend against EQT’s claims and litigate the Company’s rights, including the assertion of appropriate counterclaims.
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

Under the EQT Global GGA, the performance obligation is to provide daily MVC capacity and as such the total consideration is allocated proportionally to the daily MVC over the life of the contract. In periods that the gathering MVC revenue billed will exceed the allocated consideration, the excess will be deferred to the contract liability and recognized in revenue when the performance obligation has been satisfied. Assuming a full in-service date in the second half of 2021 for the MVP, the deferral to the contract liability is expected to increase by approximately $76 million for the remainder of 2020 and by approximately $225 million and $14 million, respectively, during 2021 and 2022. While 3.0 Bcf per day MVC capacity became effective with the entry into the EQT Global GGA, additional daily MVC capacity and the associated gathering MVC fees payable by EQT (or its affiliates) to the Company as set forth in the EQT Global GGA are conditioned upon the in-service date of the MVP. There are ongoing legal and regulatory matters that must be resolved favorably before the MVP project can be completed which could have a material effect on the performance obligation and the allocation of the total consideration over the life of the contract and the gathering MVC fees payable by EQT under the contract.
Based on the current Henry Hub natural gas forward strip prices and the terms of the Henry Hub cash bonus payment provision, any delays in the in-service date for the MVP project, including the most recent targeted full in-service of the second half of 2021, may decrease the estimated fair value of the derivative asset attributable to the Henry Hub cash bonus payment provision, and such decrease may be substantial. Such changes in estimated fair value, if any, would be recognized in other income on the Company’s statements of consolidated comprehensive income.
For a discussion of the Company's commercial relationship with EQT and related considerations, including risk factors, see the Company's Annual Report on Form 10-K for the year ended December 31, 2019, as updated by this Quarterly Report on Form 10-Q. See also Note 6 to the consolidated financial statements for additional information regarding the EQT Global GGA, and the transactions related thereto.
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

Commodity Prices. The Company’s business is dependent on continued natural gas production and the availability and development of reserves in its areas of operation. Low prices for natural gas and natural gas liquids have adversely affected development of additional reserves and production that is accessible by the Company’s pipeline and storage assets, which also negatively affects the Company’s water services business. See “COVID-19 Update” under “Executive Overview” above for a discussion of the impact the COVID-19 outbreak has had on oil, natural gas liquids and natural gas prices, and the positive impact lower oil prices are expected to have on natural gas prices in the near- and medium-term, primarily as a result of the expected corresponding declines in the production of associated gas in the United States which the market expects will more than offset reduced demand for natural gas as a result of the COVID-19 outbreak.

Henry Hub spot and local spot natural gas prices, which were under pressure prior to the COVID-19 outbreak due primarily to a warmer than normal 2019 and 2020 winter heating season, a temperate spring 2020 season and an oversupply of natural gas (caused in part by the significant increase in production of associated gas from the Permian Basin and similar basins in recent years), have been further pressured by a reduction in global demand for natural gas during the first nine months of 2020 (for which the COVID-19 outbreak has been a contributing factor), lack of available natural gas storage and the continued significant supplies of natural gas being produced, particularly from the Appalachian Basin. The Henry Hub natural gas price ranged from $1.33 per MMbtu to $2.52 per MMbtu between January 1, 2020 and September 30, 2020, with some prices reflecting the lowest natural gas prices in more than 20 years. Further, market prices for natural gas in the Appalachian Basin continue to be lower than Henry Hub natural gas prices and were significantly lower during portions of the first nine months of 2020. While the Company expects natural gas prices to recover beginning in the fourth quarter of 2020, as reflected by the current natural gas forward price strip, primarily due to the decrease in associated gas production from the Permian Basin and increased demand for natural gas during the colder winter months, the length and extent of that price recovery (if any) and its effect on the development plans of the Company’s customers, which impact both the Company’s ability to execute new commercial agreements with its customers as well as the volumetric-based fee revenues the Company earns under existing contracts, will be impacted by global demand for natural gas, the pace of the reduction of natural gas production (primarily from the expected decrease in supplies of associated gas from the Permian Basin resulting from the dramatic decrease in oil prices during the first half of 2020), and the length and severity of the COVID-19 outbreak, during which a record number of shipments of liquified natural gas have been cancelled. There is no assurance that the elevated natural gas prices indicated by the forward natural gas price strip will be realized or that any positive impact from the decline in oil prices will offset reduced demand for natural gas as a result of the COVID-19 outbreak or other factors.

Lower natural gas prices have caused certain producers, including customers of the Company, to determine to reduce their rig count (and thereby delay production), temporarily shut in portions of their production or otherwise take actions to slow production growth and/or reduce production, which when effected by the Company's producer customers reduces the demand for, and usage of, the Company’s services. For instance, in May 2020 and September 2020, EQT, the Company's largest customer, publicly disclosed that it had made the strategic decision to temporarily curtail significant portions of its production, and certain other Company customers also curtailed portions of their production during the second and/or third quarters of 2020. Substantially all of the curtailed production has returned to the Company’s gathering and/or transmission systems as of the filing date of this Quarterly Report on Form 10-Q. The recent production curtailments caused a decrease in the Company's volumetric-based fee revenues for the second and third quarters of 2020, and an extended period of low natural gas prices and/or a slow recovery of natural gas prices in the fourth quarter of 2020 and in 2021 could cause EQT or other producers to take similar actions in the future, which could have a significant negative effect on the demand for the Company's services and therefore its results of operation.

The Company’s customers, including EQT, Range Resources and Gulfport Energy Corporation (Gulfport), previously announced reductions in their capital spending forecasts for 2020 and may continue to lower capital spending in the future based on commodity prices, access to capital, investor expectations for positive free cash flow, a desire to reduce or refinance leverage (including the perceived ability to do so), or other factors. On January 13, 2020, EQT publicly announced a 2020 capital expenditure forecast of $1.25 billion to $1.35 billion, compared to 2019 capital expenditures of $1.85 billion to $1.95 billion, which represented an approximate 30% decrease in capital expenditures compared to EQT’s projected 2019 capital expenditures. On March 16, 2020, EQT announced a further reduction in its 2020 capital expenditure forecast to $1.075 billion to $1.175 billion. Finally, on October 22, 2020, EQT announced a reduction in its 2020 capital expenditure forecast to $1.05 billion to $1.10 billion. In addition, longer-term price declines and sustained periods of low natural gas and natural gas liquids prices could continue to have an adverse effect on the creditworthiness of the Company's customers and related ability to pay firm reservation fees under long-term contracts and/or affect activity levels and, accordingly, volumetric-based fees, which could affect the Company’s results of operations, liquidity or financial position. Each of S&P, Moody's and Fitch took negative ratings actions on a number of Appalachian exploration and production companies during 2020, including EQT, Range Resources and Gulfport, citing, among other things, lower natural gas price assumptions and current and future financing needs (although Fitch revised its ratings outlook for EQT to positive from negative in June 2020, citing EQT's efforts to reduce outstanding debt and improvements in natural gas fundamentals, S&P updated its ratings outlook for EQT from negative to stable in August 2020, Moody's updated its ratings outlook for EQT from negative to positive in October 2020, and S&P upgraded EQT's rating from from BB- with a stable outlook to BB with a stable outlook in October 2020). On August 7, 2020, Gulfport announced that its management has substantial doubt about Gulfport's ability to continue as a going concern, citing, among other things, decreased demand for natural gas as a result of the COVID-19 pandemic and accompanying decrease in commodity prices significantly impairing Gulfport’s ability to access capital markets and refinance existing indebtedness. In October 2020, Gulfport elected to defer making interest payments with respect to certain of its outstanding indebtedness and entered into a forbearance agreement with certain of its lenders to temporarily waive any defaults in connection with the interest payment deferrals until the earlier of November 13, 2020 or another event that would trigger the end of the forbearance period. Many of the Company’s customers, including EQT, have entered into long-term firm reservation transmission and gathering contracts or contracts with MVCs on the Company's systems. However, approximately 35% of the Company’s operating revenues for the first nine months of 2020 were volumetric-based fee revenues. For more information, see "Decreases in production of natural gas in EQM's areas of operation have adversely affected, and future decreases could further adversely affect, its business and operating results and reduce its cash available to make distributions to its unitholders, including us." included in Item "1A. Risk Factors - Risks Related to EQM's Business" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Potential Future Impairments. During the first quarter of 2020, the Company recognized an impairment of long-lived assets of approximately $55.6 million, including $37.9 million related to certain Hornet Midstream-related gathering assets and $17.7 million related to certain Hornet Midstream-related intangible assets associated with the Eureka/Hornet reporting unit. See Note 4 to the consolidated financial statements for additional information. As of the filing of this Quarterly Report on Form 10-Q, the Company cannot predict the likelihood or magnitude of any future impairment.
The accounting estimates related to impairments are susceptible to change, including estimating fair value which requires considerable judgment. For goodwill, management’s estimate of a reporting unit’s future financial results is sensitive to changes in assumptions, such as changes in stock prices, weighted-average cost of capital, terminal growth rates and industry multiples. For the Company’s equity investments in the MVP Joint Venture, management must evaluate the Company’s investments for other-than-temporary declines in fair value under ASC 323. The Company believes the estimates and assumptions used in estimating its reporting units’ and its equity investments’ fair values are reasonable and appropriate; however, assumptions and estimates are inherently subject to significant business, economic, competitive, regulatory and other risks that could materially affect the calculated fair values and the resulting conclusions regarding impairments of goodwill and equity investments, which could materially affect the Company’s results of operations and financial position. Additionally, actual results could differ from these estimates. The Company also continues to evaluate the ongoing legal and regulatory matters related to the MVP project that must be resolved favorably (and timely) before the project can be completed, as further described in Part II, “Item 1. Legal Proceedings” of this Quarterly Report on Form 10-Q. See also Note 4 to the consolidated financial statements and “Reviews of our goodwill and intangible and other long-lived assets have resulted in significant impairment charges and reviews of goodwill, intangible and other long-lived assets (including equity method investments) could result in future significant impairment charges.” included in Part II, “Item 1A. Risk Factors," in this Quarterly Report on Form 10-Q.
Capital Resources and Liquidity
The Company's liquidity requirements are to finance its operations, its capital expenditures, potential acquisitions and other strategic transactions and capital contributions to joint ventures, including the MVP Joint Venture, to pay cash dividends and to satisfy any indebtedness obligations. The Company's ability to meet these liquidity requirements depends on the Company's cash flow from operations and the Company's ability to raise capital in banking, capital and other markets (including refinancing existing credit facilities as they mature). Cash flow and capital raising activities (including the ability in refinancings to obtain similar terms to those currently present in existing credit facilities) may be affected by prevailing economic conditions in the natural gas industry and other financial and business factors, including the current COVID-19 outbreak, some of which are beyond the Company's control. The Company's available sources of liquidity include cash from operations, cash on hand, borrowings under its subsidiaries' revolving credit facilities, issuances of additional debt and issuances of additional equity securities by the Company. As of September 30, 2020, pursuant to the terms of the Amended EQM Credit Facility and Amended 2019 EQM Term Loan Agreement, EQM would have been able to borrow approximately $2.0 billion under the Amended EQM Credit Facility. Pursuant to the Tax Matters Agreement, the Company is subject to certain restrictions related to certain corporate actions, including restrictions related to the issuance of Company securities beyond certain thresholds as set forth in the Tax Matters Agreement for a two-year period following the Separation and Distribution. See "We may determine to forgo or be required to forgo certain transactions in order to avoid the risk of incurring material tax-related liabilities or indemnification obligations under the tax matters agreement." included in "Item 1A. Risk Factors – Risks Related to the Separation," in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The Company is not forecasting any public equity issuance for currently anticipated organic growth projects.

In February 2020, S&P and Fitch downgraded EQM's credit ratings from investment grade to non-investment grade. In addition, in April 2020, Moody's further downgraded EQM's credit rating from Ba2 (with a negative outlook) to Ba3 (with a negative outlook), and S&P further downgraded EQM's credit rating from BB (with a stable outlook) to BB- (with a negative outlook, which subsequently was revised by S&P in September 2020 to stable). The non-investment grade ratings from Moody's, S&P and Fitch have caused the Company to incur higher borrowing costs under the Amended EQM Credit Facility and the Amended 2019 EQM Term Loan Agreement. As a result of the February 2020 downgrades, EQM was also obligated to deliver additional credit support to the MVP Joint Venture in the form of letters of credit, which, in the case of the MVP project (based on the midpoint of the targeted cost for the project), would be in the amount of approximately $231.2 million and is, in the case of the MVP Southgate, $14.2 million, in each case as of the filing date of this Quarterly Report on Form 10-Q. Additionally, pursuant to the EQT Global GGA, if EQM does not maintain minimum credit ratings from two of three credit rating agencies of at least Ba3 with respect to Moody's and BB- with respect to S&P and Fitch, EQM will be obligated to provide additional credit support in an amount equal to approximately $196 million to EQT in support of the potential payment obligation related to the EQT Cash Option (the Cash Option Letter of Credit). See "A further downgrade of EQM's credit ratings, including in connection with the MVP project or changes in the credit ratings of EQT, which are determined by independent third parties, could impact EQM's liquidity, access to capital, and costs of doing business." included in "Item 1A. Risk Factors – Risks Related to EQM's Business," in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Operating Activities
Net cash flows provided by operating activities were $824.2 million for the nine months ended September 30, 2020 compared to $690.5 million for the nine months ended September 30, 2019. The increase was primarily driven by the timing of working capital receipts and payments.
Investing Activities
Net cash flows used in investing activities were $518.1 million for the nine months ended September 30, 2020 compared to $2,116.5 million for the nine months ended September 30, 2019. The decrease was attributable to cash used for the Bolt-on Acquisition in 2019, decreased capital contributions to the MVP Joint Venture in 2020 consistent with a lower level of construction activities for the MVP project and decreased capital expenditures during 2020 as further described in "Capital Requirements."
Financing Activities

Net cash flows used in financing activities were $211.9 million for the nine months ended September 30, 2020 compared to net cash flows provided by financing activities of $1,285.7 million for the nine months ended September 30, 2019. For the nine months ended September 30, 2020, the primary source of financing cash flows was net proceeds from the 2020 Senior Notes issuance, while the primary uses of financing cash flows were the redemption of the EQM Series A Preferred Units, payment for the retirement of the ETRN Term Loans, the payments of dividends and distributions to shareholders and unitholders and net payments of borrowings on the Amended EQM Credit Facility. The net proceeds from the 2020 Senior Notes were primarily used to repay borrowings on the Amended EQM Credit Facility. For the nine months ended September 30, 2019, the primary sources of financing cash flows were borrowings on the Amended EQM Credit Facility, proceeds from the issuance of the term loans under the Amended 2019 EQM Term Loan Agreement, which were used to pay down borrowings under the Amended EQM Credit Facility, and the issuance of the EQM Series A Preferred Units, while the primary use of financing cash flows were the net payments on EQM's credit facility borrowings, the payment of dividends and distributions to shareholders and unitholders and the purchase of EQGP Common Units.
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
Capital expenditures decreased by approximately $202.5 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, primarily due to decreased spending on the Hammerhead pipeline and various wellhead gathering projects. Capital expenditures decreased by approximately $423.1 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, primarily due to decreased spending on the Hammerhead pipeline and various wellhead gathering projects, partly offset by increased spending on the Eureka Midstream gathering system in 2020 compared to 2019.
For 2020, capital contributions to the MVP Joint Venture are expected to be approximately $265 million to $275 million related to the MVP project and approximately $5 million related to the MVP Southgate project, and capital expenditures are expected to be $430 million to $455 million (including approximately $45 million attributable to the noncontrolling interest in Eureka Midstream). The Company's future capital investments may vary significantly from period to period based on the available investment opportunities, the timing of the construction of the MVP, MVP Southgate and other projects, and maintenance needs. The Company expects to fund future capital expenditures and capital contributions primarily through cash on hand, cash generated from operations and borrowings under its credit facilities.
Credit Facility Borrowings
See Note 9 to the consolidated financial statements for discussion of the Amended EQM Credit Facility, the Amended 2019 EQM Term Loan Agreement and the Eureka Credit Facility.

Security Ratings
The table below sets forth the credit ratings for EQM's debt instruments at September 30, 2020.

EQM
Senior Notes
Rating Service	Rating	Outlook
Moody's	Ba3	Negative
S&P	BB-	Stable
Fitch	BB	Negative

On February 4, 2020, S&P downgraded EQM's credit to a BB+ rating, with a negative outlook, from a BBB- rating following S&P's downgrade of EQT. On February 27, 2020, S&P further downgraded EQM's credit to a BB rating, with a stable outlook. On February 18, 2020, Fitch downgraded EQM to a BB rating, with a negative outlook, from a BBB- rating, citing a downgrade of EQT’s credit rating from BBB- to BB, with a negative outlook, on February 14, 2020, as well as uncertainty around the MVP project, as the principal reasons for the ratings action. On February 27, 2020, Moody's downgraded EQM's credit from Ba1, with a negative outlook, to Ba2, with a negative outlook, citing EQT's weakening credit profile, risks to completion of the MVP project and the increase to EQM's financial leverage resulting from actions in connection with the EQM Merger and the Share Purchases. On April 2, 2020, Moody's further downgraded EQM's credit rating from Ba2, with a negative outlook, to Ba3, with a negative outlook, following Moody's downgrade of EQT's credit rating. On April 7, 2020, S&P further downgraded EQM's credit rating from BB, with a stable outlook, to BB-, with a negative outlook, following S&P's further downgrade of EQT's credit rating. In June 2020, each of Moody's, S&P and Fitch affirmed EQM's credit ratings in connection with the issuance of the 2020 Senior Notes. On September 2, 2020, S&P, following its upgrade of EQT's outlook from negative to stable (based on EQT's reduced debt and improved leverage and maturity profile), lifted EQM's outlook from negative to stable, citing primarily the change in EQT's outlook. The ETRN Term Loans were paid off on March 3, 2020 with proceeds from the EQM Credit Facility and the ETRN Term Loan Credit Agreement was terminated; therefore, the Company no longer has any credit ratings assigned to its debt.

EQM's credit ratings are subject to further revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. The Company cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a credit rating agency if, in its judgment, circumstances so warrant, including in connection with the MVP project or the creditworthiness of EQM's customers, including EQT. As of September 30, 2020, EQT's public debt had credit ratings of BB- (subsequently updated to BB in October 2020) from S&P (with a stable outlook), Ba3 from Moody's (with a negative outlook, which was subsequently changed to positive in October 2020) and BB from Fitch (with a positive outlook). As of December 31, 2019, EQT's credit ratings with each of S&P, Moody's and Fitch were considered investment grade. If any credit rating agency further downgrades EQM's ratings, the Company's access to the capital markets could become more challenging, borrowing costs will likely increase, EQM may be required to provide additional credit assurances, including the Cash Option Letter of Credit, in support of commercial agreements such as joint venture agreements and, if applicable, construction contracts, and the potential pool of investors and funding sources may decrease. In order to be considered investment grade, a company must be rated Baa3 or higher by Moody's, BBB- or higher by S&P, or BBB- or higher by Fitch. Anything below these ratings, including all of EQM's credit ratings, are considered non-investment grade.
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
Dividends
On October 16, 2020, the Company's Board of Directors declared cash dividends for the third quarter of 2020 of $0.15 per common share and $0.4873 per Equitrans Midstream Preferred Share, in each case, payable on November 13, 2020 to shareholders of record at the close of business on November 3, 2020.
Critical Accounting Policies and Estimates
The Company's critical accounting policies are described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on February 27, 2020. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to the Company's consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for the period ended September 30, 2020. The application of the Company's critical accounting policies may require management to make judgments and estimates about the amounts reflected in the consolidated financial statements. Management uses historical experience and all available information to make these estimates and judgments. Different amounts could be reported using different assumptions and estimates.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Changes in interest rates affect the amount of interest the Company earns on cash, cash equivalents and short-term investments and the interest rates EQM and Eureka Midstream pay on borrowings under their respective revolving credit facilities and term loans, as applicable. The Amended 2019 EQM Term Loan Agreement, the Amended EQM Credit Facility and the Eureka Credit Facility provide for variable interest rates and thus expose the Company, through EQM and Eureka Midstream, to fluctuations in market interest rates. In addition, EQM's interest rates under the Amended 2019 EQM Term Loan Agreement and the Amended EQM Credit Facility are impacted by changes in EQM's credit ratings (which may be caused by factors outside of EQM's control). Eureka's interest rates under the Eureka Credit Facility are also impacted by changes in Eureka's Consolidated Leverage Ratio (as defined in the Eureka Credit Facility) which may fluctuate based on Eureka Midstream's liquidity needs. Such changes in interest rates may accordingly impact the Company's results of operations and liquidity. Further, changes in interest rates may affect the dividend payable on Equitrans Midstream Preferred Shares after March 31, 2024, which could affect the amount of cash the Company has available to make quarterly cash dividends to its shareholders. Additionally, on March 30, 2020, EQM executed amendments to the EQM Credit Facility and the 2019 EQM Term Loan Agreement, which, among other things, increased the interest rates applicable to the borrowings under such facilities. EQM's senior notes are fixed rate and thus do not expose the Company to fluctuations in market interest rates. Changes in interest rates do affect the fair value of EQM's fixed rate debt. See Notes 9 and 10 to the consolidated financial statements for discussions of borrowings and fair value measurements, respectively. EQM and Eureka may from time to time hedge the interest on portions of borrowings under the revolving credit facilities and Amended 2019 EQM Term Loan Agreement, as applicable, in order to manage risks associated with floating interest rates (however, there may be no assurance that such hedges will fully mitigate interest rate risk).
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
The Company is exposed to the credit risk of its customers, including EQT, its largest customer. As of September 30, 2020, EQT had $0.8 billion of letters of credit outstanding under its revolving credit facility (inclusive of an $83.6 million letter of credit issued to the MVP Joint Venture). At September 30, 2020, EQT's public senior debt had non-investment grade credit ratings. See "Security Ratings" under Part I, "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of EQT's credit ratings.

In connection with the execution of the EQT Global GGA and the Credit Letter Agreement, the Company agreed to, amongst other things, relieve certain credit posting requirements for EQT, in an amount of up to approximately $250 million, under its commercial agreements with the Company, subject to EQT maintaining a minimum credit rating from two of three rating agencies of (i) Ba3 with Moody’s, (ii) BB- with S&P and (iii) BB- with Fitch. In addition, EQT has guaranteed the payment obligations of certain of its subsidiaries, up to a maximum amount of $115 million, $131 million and $30 million related to gathering, transmission and water services, respectively, across all applicable contracts, for the benefit of the subsidiaries of the Company providing such services. See Note 13 to the annual consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 for further discussion of the Company's exposure to credit risk.

Commodity Prices. The Company's business is dependent on continued natural gas production and the availability and development of reserves in its areas of operation. Low prices for natural gas and natural gas liquids, including those resulting from regional basis differentials, which have been significant during portions of the second and third quarters of 2020, have resulted in certain customers temporarily curtailing natural gas production during portions of 2020 and could adversely affect development of additional reserves and production that is accessible by the Company's pipeline and storage assets, or result in lower drilling activity or additional curtailments, which would decrease demand for the Company's services. Lower regional natural gas prices could also cause producers to determine in the future that drilling activities in areas outside of the Company's current areas of operation are strategically more attractive to them. The Company's customers, including EQT, Range Resources and Gulfport, have announced reductions in their capital spending and may announce lower capital spending in the future based on commodity prices, access to capital, investor expectations regarding free cash flow, a desire to reduce or refinance leverage (including the perceived ability to do so) or other factors. Unless the Company is successful in attracting and retaining new customers, the Company's ability to maintain or increase the capacity subscribed and volumes transported under service arrangements on its transmission and storage system, the volumes gathered on its gathering systems, or the volumes of water provided by its water services business will be dependent on receiving consistent or increasing commitments and production from its existing customers. While EQT has dedicated a substantial portion of its core acreage to the Company and has entered into long-term firm gathering and transmission contracts and contracts with MVCs on certain of the Company's systems, EQT may determine in the future that drilling or continuing to produce gas from existing wells in the Company's areas of operations is not economical. For example, in May 2020 and September 2020, EQT publicly disclosed that it had made the strategic decision to temporarily curtail significant portions of its its production, and certain other Company customers also curtailed portions of their production during the second and/or third quarters of 2020. See "Commodity Prices" under "Outlook" for additional discussion. Other than with respect to its MVCs and other firm commitments under existing contracts, EQT is under no contractual obligation to continue to develop its acreage dedicated to the Company. See also Note 6 to the consolidated financial statements for a discussion of the EQT Global GGA and the Water Services Letter Agreement with EQT.

The Company's cash flow profile is underpinned by both firm reservation fee revenues and volumetric-based fees, with approximately 65% of its revenue for the nine months ended September 30, 2020 generated by firm reservation fee revenues, including revenues from MVCs. Accordingly, the Company believes that the effect of short- and medium-term declines in volumes of gas gathered, transported or stored on its systems may be mitigated because firm reservation fee revenues are paid regardless of volumes supplied to the system by customers. See "EQM's exposure to direct commodity price risk may increase in the future." under "Item 1A. Risk Factors - Risks Related to EQM's Business" in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. Sustained periods of low commodity prices could however have a further adverse effect on customer creditworthiness and related ability to pay firm reservation fees under long-term contracts and/or affect activity levels and accordingly volumetric-based fees, all of which could affect the Company's results of operations, liquidity or financial position. Significant declines in gas production in the Company's areas of operations would adversely affect the Company's results of operations, financial condition and liquidity.
The fair value of the Company’s derivative instruments is largely determined by estimates of the NYMEX Henry Hub natural gas forward price curve. A hypothetical 10% increase in NYMEX Henry Hub natural gas futures prices would increase the valuation of the Company’s derivative instruments by $15.6 million, while a hypothetical 10% decrease in NYMEX Henry Hub natural gas futures prices would decrease the valuation of the Company’s derivative instruments by $18.7 million. This fair value change assumes volatility based on prevailing market parameters at September 30, 2020. See Notes 6 and 10 to the consolidated financial statements for a discussion of the Henry Hub cash bonus payment provision.
Other Market Risks. The Amended EQM Credit Facility is underwritten by a syndicate of 21 financial institutions, each of which is obligated to fund its pro rata portion of any borrowings by EQM. No one lender of the financial institutions in the syndicate holds more than 10% of the facility. EQM's large syndicate groups and relatively low percentage of participation by each lender is expected to limit the Company's exposure to disruption or consolidation in the banking industry.

The Eureka Credit Facility is underwritten by a syndicate of 14 financial institutions, each of which is obligated to fund its pro-rata portion of any borrowings by Eureka. Only one lender of the financial institutions in the syndicate holds more than 10% of the facility (approximately 13% held by ABN AMRO Capital USA LLC). Eureka's large syndicate group and relatively low percentage of participation by each lender is expected to limit Eureka's exposure to disruption or consolidation in the banking industry. See Note 9 to the consolidated financial statements and "Capital Resources and Liquidity" in Part I, "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information on the Eureka Credit Facility.

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
Changes in Internal Control over Financial Reporting. During 2020, the Company completed the implementation of the initial phase of an enterprise resource planning (ERP) system, and revised and updated the related controls. These changes did not materially affect the Company's internal control over financial reporting. As the Company implements the remaining functionality under this ERP system through the first six months of 2021, it will continue to assess the impact on its internal control over financial reporting.
There were no changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Hammerhead Pipeline Dispute

See “Hammerhead Pipeline” under “Outlook” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.
Environmental Proceedings
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

Appalachian Pipeline North. On February 20, 2019, the Company notified the Pennsylvania Department of Environmental Protection (PADEP) that the erosion and sediment control general permit (ESG Permit) for Appalachian Pipeline North was not terminated or renewed prior to its expiration. The Company is working with the PADEP to obtain a minor modification for unpermitted features on the project that are functioning appropriately, partially terminate areas of the project that are adequately restored and re-permit areas that need to be addressed to achieve compliance with the ESG Permit requirements. In September 2020, the Company received a draft consent order and agreement from the PADEP and agreed to a civil penalty below $100,000 that the Company expects to pay in the fourth quarter of 2020.

Bowser Road Gas Explosion/Pratt Storage Field. On October 31, 2018, a gas explosion occurred in Morgan Township, Greene County, Pennsylvania (the Incident). Following the explosion, the PADEP, the Pennsylvania Public Utilities Commission and the Federal Pipeline and Hazardous Materials Safety Administration have been investigating the Incident. In January 2020, the PADEP notified the Company that it was required to submit an investigation report pursuant to the state’s gas migration regulations due to the Incident's proximity to the Company's Pratt Storage Field assets. The Company, while disputing the applicability of the regulations, submitted a report to the PADEP in March 2020. In September 2020, the PADEP responded to the Company’s investigation report with a request for additional information. The Company is reviewing the additional information requests but cannot predict whether any action will ultimately be brought by the PADEP or what the outcome of such an action would be. If a penalty is imposed, it could result in monetary sanctions in excess of $100,000. However, the Company does not believe that the penalty, if imposed, will have a material impact on the financial condition, results of operations or liquidity of the Company.

Pennsylvania DEP Consent Agreement I/M/O Swarts Storage Field – Stipulated Penalty Assessment. On September 2, 2020, the PADEP notified the Company that it was assessing a stipulated penalty in the amount of $490,000 due to the alleged failure of the Company to submit information required pursuant to an October 29, 2019 Consent Order and Agreement. The Company disputed the PADEP’s claim and sought initial dispute resolution proceedings based on the Company’s position that it had submitted the information multiple times since October 2019. On September 29, 2020, the PADEP notified the Company that it was no longer pursuing penalties arising from the alleged violation referenced in the September 2, 2020 letter, but it did not officially withdraw the stipulated penalty. Despite the PADEP’s notification that it was no longer pursuing the stipulated penalty, as a result of the PADEP not officially withdrawing the stipulated penalty, the PADEP could pursue the stipulated penalty in the future. If penalties are pursued and ultimately imposed, these penalties could result in monetary sanctions in excess of $100,000. However, the Company does not believe that the penalties, if imposed, would have a material impact on the financial condition, results of operations or liquidity of the Company.
MVP Matters

The MVP Joint Venture is currently defending certain agency actions and judicial challenges to the MVP that must be resolved favorably before the project can be completed, including the following:

•Sierra Club, et al. v. U.S. Army Corps of Engineers, et al., consolidated under Case No. 18-1173, Fourth Circuit Court of Appeals (Fourth Circuit). In February 2018, the Sierra Club filed a lawsuit in the Fourth Circuit against the U.S. Army Corps of Engineers (the U.S. Army Corps). The lawsuit challenged the verification by the Huntington District of the U.S. Army Corps that Nationwide Permit 12, which generally authorizes discharges of dredge or fill material into waters of the United States and the construction of pipelines across such waters under Section 404 of the Clean Water Act, could be utilized in the Huntington District (which covers all but the northernmost area of West Virginia) for the MVP project. The crux of Sierra Club's position was that the MVP Joint Venture, pursuant to its FERC license, planned to use a certain methodology (dry open cut creek crossing methodology) to construct the pipeline across streams in West Virginia that would take considerably longer than the 72 hours allowed for such activities pursuant to the terms of West Virginia's Clean Water Act Section 401 certification for Nationwide Permit 12. A three-judge panel of the Fourth Circuit agreed with the Sierra Club and on October 2, 2018, issued a preliminary order stopping the construction in West Virginia of that portion of the pipeline that is subject to Nationwide Permit 12. Following the issuance of the court's preliminary order, the U.S. Army Corps' Pittsburgh District (which had also verified use of Nationwide Permit 12 by the MVP Joint Venture) suspended its verification that allowed the MVP Joint Venture to use Nationwide Permit 12 for stream and wetlands crossings in northern West Virginia. On November 27, 2018, the Fourth Circuit panel issued its final decision vacating the Huntington District's verification of the use of Nationwide Permit 12 in West Virginia. In August 2018, the West Virginia Department of Environmental Protection (WVDEP) initiated an administrative process to revise its 401 Water Quality Certification for the U.S. Army Corps Nationwide Permits and requested public comment to, among other things, specifically revise the 72-hour limit for stream crossings noted as problematic by the Fourth Circuit as well as other conditions (the WVDEP 401 Rulemaking Proceedings). In June 2018, the Sierra Club filed a second petition in the Fourth Circuit against the U.S. Army Corps, seeking review and a stay of the U.S. Army Corps Norfolk District's decision to verify the MVP Joint Venture's use of Nationwide Permit 12 for stream crossings in Virginia. The Fourth Circuit denied the Sierra Club's request for a stay on August 28, 2018. On October 5, 2018, the U.S. Army Corps' Norfolk District suspended its verification under Nationwide Permit 12 for stream crossings in Virginia pending the resolution of the WVDEP 401 Rulemaking Proceedings. On December 10, 2018, the U.S. Army Corps filed a motion to place the case in abeyance which the court granted on January 9, 2019. On April 24, 2019, the WVDEP submitted a modification to its 401 Water Quality Certification developed in the WVDEP 401 Rulemaking Proceedings to the United States Environmental Protection Agency (the EPA) for approval (since the WVDEP was also required to obtain the EPA's agreement to the modified 401 certification) and provided notice to the U.S. Army Corps. The EPA's agreement to the WVDEP's modification of its 401 Water Quality Certification was received in August 2019 and the U.S. Army Corps approved the WVDEP's modification on January 24, 2020. Following U.S. Army Corps approval, the MVP Joint Venture submitted a new permit application to the U.S Army Corps on January 28, 2020. On September 25, 2020, the Huntington and Pittsburgh districts approved MVP Joint Venture’s Nationwide Permit 12 and the Norfolk district lifted its suspension of the MVP Joint Venture's Nationwide Permit 12. On September 28, 2020, Appalachian Mountain Advocates, on behalf of Sierra Club and certain other petitioners, filed a petition for review of the Huntington and Norfolk permits. On October 5, 2020, Appalachian Mountain Advocates requested from the Fourth Circuit an administrative stay of the U.S. Army Corps' verifications to the MVP Joint Venture's Nationwide Permit 12. On October 16, 2020, the Fourth Circuit granted a temporary administrative stay to permit further time for the Court to consider the motion to stay, which temporary administrative stay is to remain in effect until the Court has ruled on the motion to stay. On October 30, 2020, the Fourth Circuit scheduled oral arguments on the motion to stay for November 9, 2020. If the administrative stay is ultimately granted, or if the Court determines that the U.S. Army Corps’ reverification was not proper, then the Company expects that either there will be further delays in obtaining approval of the MVP Joint Venture’s Nationwide Permit 12 or that the MVP Joint Venture will need to utilize alternative permitting authority and/or construction methods to cross streams and wetlands in a manner not requiring authorization under Nationwide Permit 12.

•Sierra Club, et al. v. U.S. Forest Service, et al., consolidated under Case No. 17-2399, Fourth Circuit Court of Appeals. In a different Fourth Circuit appeal filed in December 2017, the Sierra Club challenged a Bureau of Land Management (BLM) decision to grant a right-of-way to the MVP Joint Venture and a U.S. Forest Service (USFS) decision to amend its management plan to accommodate the MVP, both of which affect the MVP's approximate 3.5-mile segment in the Jefferson National Forest in Virginia. On July 27, 2018, agreeing in part with the Sierra Club, the Fourth Circuit vacated the BLM and USFS decisions, finding fault with the USFS' analysis of erosion and sedimentation effects and the BLM's analysis of the practicality of alternate routes. On August 3, 2018, citing the court's vacatur and remand, the FERC issued a stop work order for the entire pipeline pending the agency actions on remand. The FERC modified its stop work order on August 29, 2018 to allow work to continue on all but approximately 25 miles of the project (the Exclusion Zone). On October 10, 2018, the Fourth Circuit granted a petition for rehearing filed by the MVP Joint Venture for the limited purpose of clarifying that the July 27, 2018 order did not vacate the portion of the BLM's Record of Decision authorizing a right-of-way and temporary use permit for MVP to cross the Weston and Gauley Bridge Turnpike Trail in Braxton County, West Virginia. On October 15, 2018, the MVP Joint Venture filed with the FERC a request to further modify the August 3, 2018 stop work order to allow the MVP Joint Venture to complete the bore and install the pipeline under the Weston and Gauley Bridge Turnpike Trail. On October 24, 2018, the FERC granted the MVP Joint Venture's request to further modify the stop work order and authorize construction. Additionally, on October 9, 2020, the FERC authorized construction to resume project-wide, other than the Exclusion Zone, which requires authorization. The Company cannot guarantee whether or when the FERC will act in respect of any or all of the Exclusion Zone or whether the FERC's October 9, 2020 actions or any future action would be subject to challenge. The USFS published a draft Supplemental Environmental Impact Statement (SEIS) to the 2017 FERC Final Environmental Impact Statement for MVP in the Federal Register on September 25, 2020. The USFS is seeking public comments on the SEIS until November 9, 2020. The Company anticipates receiving the final permit authorization during the fourth quarter of 2020. The Company cannot guarantee the timeliness of the agency's actions or when a revised authorization will be finalized, or whether it would be further challenged.

•Challenges to FERC Certificate, Court of Appeals for the District of Columbia Circuit (DC Circuit). Multiple parties have sought judicial review of the FERC's order issuing a certificate of public convenience and necessity to the MVP Joint Venture and/or the exercise by the MVP Joint Venture of eminent domain authority. On February 19, 2019, the DC Circuit issued an order rejecting multiple consolidated petitions seeking direct review of the FERC order under the Natural Gas Act and certain challenges to the exercise by the MVP Joint Venture of eminent domain authority in Appalachian Voices, et al. v. FERC, et al., consolidated under Case No. 17-1271. No petitions for rehearing or petitions for rehearing en banc were filed by the April 5, 2019 deadline. The mandate was issued on April 17, 2019. Another group of parties filed a complaint in the U.S. District Court for the District of Columbia asserting that the FERC's order issuing certificates is unlawful on constitutional and other grounds in Bold Alliance, et al. v. FERC, et al., Case No. 17-1822. The district court plaintiffs sought declaratory relief as well as an injunction preventing the MVP Joint Venture from developing its project or exercising eminent domain authority. In December 2017 and January 2018, the FERC and the MVP Joint Venture, respectively, moved to dismiss the petitions for lack of subject matter jurisdiction. The court granted the motion and dismissed plaintiffs' complaint on September 28, 2018. On October 26, 2018, plaintiffs appealed the decision in Case No. 17-1822 to the DC Circuit in Bold Alliance, et al. v. FERC, et al., Case No. 18-5322. On December 3, 2018, the FERC, as appellee, filed a joint motion with the appellants to hold Case No. 18-5322 in abeyance pending completion of the appeals of the final agency orders related to the MVP certificate in consolidated Case No. 17-1271 and Atlantic Coast Pipeline’s (ACP) certificate. The MVP Joint Venture filed a motion to dismiss the case as to some of the plaintiffs. On February 15, 2019, the DC Circuit entered an order holding this appeal in abeyance pending rulings on the appeals from the ACP and MVP FERC proceedings. Although the members of the ACP project announced the cancellation of that project on July 5, 2020, ACP's proceeding remains pending. Case No. 18-5322 remains in abeyance. If this challenge were successful, it could result in the MVP Joint Venture's certificate of public convenience and necessity being vacated and/or additional proceedings before the FERC, the outcome of which the Company cannot predict.

•Greenbrier River Watershed Ass’n v. WVDEP, Circuit Court of Summers County, West Virginia, Case No. 18-AA-1. In August 2017, the Greenbrier River Watershed Association appealed MVP's Natural Stream Preservation Act Permit (NSPA Permit) obtained from the West Virginia Environmental Quality Board (WVEQB) for the Greenbrier River crossing. The NSPA Permit allowed the MVP Joint Venture to install the pipeline using an open-cut surface crossing technique in the Greenbrier River. Petitioners alleged that the issuance of the NSPA Permit failed to comply with West Virginia's Water Quality Standards for turbidity and sedimentation. The WVEQB dismissed the appeal in June 2018. In July 2018, the Greenbrier River Watershed Association appealed to the Circuit Court of Summers County, asking the Court to remand the NSPA Permit with instructions to impose state-designated construction windows and pre- and post-construction monitoring requirements as well as a reversal of the WVEQB's decision that the NSPA Permit was lawful. On September 18, 2018, the Court granted a stay. A hearing on the merits was held on October 23, 2018. The MVP Joint Venture has since changed its method of pipeline installation to a technique that will not disturb the river bottom or affect the free-flowing characteristics of the river. Accordingly, due to the change in crossing method, the MVP Joint Venture believes it is no longer required to obtain the NSPA Permit. On July 22, 2020, the MVP Joint Venture sent correspondence to the WVDEP voluntarily relinquishing the NSPA Permit. As a result, the MVP Joint Venture filed a motion to dismiss on July 24, 2020. On September 11, 2020, the Circuit Court granted the MVP Joint Venture’s motion to dismiss and the order was filed on September 14, 2020.

•Sierra Club et al. v. U.S. Dep’t of Interior et al., Case No. 18-1082, Fourth Circuit Court of Appeals. On August 6, 2018, the Fourth Circuit held that the National Park Service (NPS) acted arbitrarily and capriciously in granting the ACP a right-of-way permit across the Blue Ridge Parkway. Specifically, the Fourth Circuit found that the permit cited the wrong source of legal authority and the NPS failed to make a “threshold determination that granting the right-of-

way is ‘not inconsistent with the use of such lands for parkway purposes’ and the overall National Park System to which it belongs.” Even though the MVP Joint Venture was not named in the ACP litigation, the MVP route crosses the Blue Ridge Parkway and implicates some of the same deficiencies addressed by the court. The MVP Joint Venture elected to request that the NPS temporarily suspend its Blue Ridge Parkway permit to reevaluate certain legal components of the MVP permit. As the portion of the MVP that crosses the Blue Ridge Parkway is completely constructed, the NPS granted the MVP Joint Venture the ability to continue final restoration efforts during the course of the suspended permit. The NPS issued a new right of way permit for the MVP project on September 25, 2020. There is no further litigation regarding the ACP's Blue Ridge Parkway permit and no current challenge to the MVP Joint Venture's Blue Ridge Parkway permit.

•Wild Virginia et al. v. United States Department of the Interior; Case No. 19-1866, Fourth Circuit Court of Appeals. Petitioners filed a petition in the Fourth Circuit to challenge MVP’s Biological Opinion and Incidental Take Statement issued by FWS which was approved in November 2017 (BiOp). Petitioners also requested a stay of the application of MVP’s BiOp during the pendency of the court case. On August 15, 2019, the MVP Joint Venture submitted a project-wide voluntary suspension of construction activities that pose a risk of incidental take, based on the BiOp. On October 11, 2019, the Fourth Circuit issued an order approving the stay of the BiOp and holding the litigation in abeyance until January 11, 2020 pending re-consultation between FWS and the FERC regarding FWS’s review of the BiOp. In response to the Fourth Circuit's order, the FERC issued an order on October 15, 2019 requiring the MVP Joint Venture to cease all forward-construction progress. Subsequently, the FERC authorized certain limited construction activities to resume. On September 4, 2020, FWS issued the MVP Joint Venture a new BiOp for the MVP project. On October 1, 2020, the Fourth Circuit dismissed the litigation regarding the original BiOp. On October 27, 2020, the Sierra Club filed a petition with the Fourth Circuit challenging the new BiOp and filed a request for an administrative stay of the BiOp with FWS, which FWS subsequently denied. On November 2, 2020, the Sierra Club filed a motion to stay the new BiOp with the Fourth Circuit.
Other Proceedings Relevant to the MVP Project
Grand Jury Subpoena. On January 7, 2019, the MVP Joint Venture received a letter from the U.S. Attorney's Office for the Western District of Virginia stating that it and the EPA are investigating potential criminal and/or civil violations of the Clean Water Act and other federal statutes as they relate to the construction of the MVP. The January 7, 2019 letter requested that the MVP Joint Venture and its members, contractors, suppliers and other entities involved in the construction of the MVP preserve documents related to the MVP generated from September 1, 2018 to the present. In a telephone call on February 4, 2019, the U.S. Attorney's Office confirmed that it had opened a criminal investigation. On February 11, 2019, the MVP Joint Venture received a grand jury subpoena from the U.S. Attorney's Office for the Western District of Virginia requesting certain documents related to the MVP from August 1, 2018 to the present. The MVP Joint Venture is complying with the letter and subpoena but cannot predict whether any action will ultimately be brought by the U.S. Attorney's Office or what the outcome of such an action would be. The MVP Joint Venture began a rolling production of documents responsive to the subpoena after the U.S. Attorney’s office narrowed its subpoena inquiry to five farms in Virginia containing twenty streams or wetlands.
For additional information on legal proceedings, see also "Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, other than the risks described below.
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
The COVID-19 outbreak and resulting economic downturn has resulted in a decrease in global demand for natural gas, causing, among other things, a record number of shipments of liquified natural gas to be cancelled, which has contributed to an oversupply of natural gas and, as a result of such oversupply, significantly depressed natural gas prices during the second and third quarters of 2020, including in the Appalachian Basin. While as of June 30, 2020 the Henry Hub natural gas forward price strip indicated a significant recovery for natural gas prices beginning in the fourth quarter of 2020, low natural gas prices resulted in production curtailments by certain of our customers, including EQT, in the second and third quarters of 2020, and a slower recovery in natural gas prices has and may continue to adversely impact the demand for our services.
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
We also may incur additional costs to further attempt to mitigate potential impacts caused by COVID-19 related disruptions, which could adversely affect our financial condition and results of operations. Further, the COVID-19 outbreak (including federal, state and local governmental responses, broad economic impacts and market disruptions) have heightened and may further heighten many of the other risks set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. The extent of the impact of COVID-19 on us will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, duration of the outbreak and related economic effects and aftereffects (including on the natural gas industry), and actions taken to contain COVID-19 or its impact, among others.
We may further reduce the amount of the cash dividend that we pay on our common stock or may not pay any cash dividends at all to our shareholders. Our ability to declare and pay cash dividends to our shareholders, if any, in the future will depend on various factors, many of which are beyond our control.

We are not required to declare and pay dividends to our common shareholders. In addition, as described below, we are prohibited from paying any dividends to our shareholders until we pay dividends on the Equitrans Midstream Preferred Shares. On April 27, 2020, our Board of Directors declared a first quarter 2020 dividend that was 67% lower than our fourth quarter 2019 quarterly dividend and maintained this dividend level for the second and third quarters of 2020. Our Board of Directors may further reduce the amount of the cash dividend that we pay on our common stock or may decide not to declare any dividends in the future. Any payment of future dividends will be at the sole discretion of our Board of Directors and will depend upon many factors, including the financial condition, earnings, liquidity and capital requirements of our operating subsidiaries, covenants associated with certain debt obligations, legal requirements, our leverage, regulatory constraints and other factors deemed relevant by our Board of Directors.
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
•The holders of the Equitrans Midstream Preferred Shares receive cumulative quarterly dividends at a rate per annum of 9.75% for each quarter ending on or before March 31, 2024, and thereafter quarterly dividends at a rate per annum equal to the sum of (i) three-month LIBOR as of the LIBOR Determination Date (as defined in the Certificate of Designations) in respect of the applicable quarter and (ii) 8.15%; provided that such rate per annum in respect of periods after March 31, 2024 will not be less than 10.50%.
•We are not entitled to pay any dividends on any junior securities, including any shares of our common stock, prior to paying the quarterly dividends payable to the holders of Equitrans Midstream Preferred Shares, including any previously accrued and unpaid dividends.
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
Assessing the recoverability of goodwill requires significant judgments and estimates by management. Fair values of reporting units to which goodwill is recorded are primarily estimated using the discounted cash flow method, which applies significant inputs not observable in the public market (Level 3), including estimates and assumptions related to the use of an appropriate discount rate, future throughput volumes, operating costs, capital spending and changes in working capital. All of our goodwill as of September 30, 2020 relates to businesses that were acquired and valued by EQT's management in the November 2017 acquisition by EQT of Rice Energy Inc. The reporting unit to which goodwill is recorded as of September 30, 2020 is the EQM Opco reporting unit, which is a reporting unit associated with the gas gathering and compression activities of EQM Gathering Opco, LLC, an indirect wholly owned subsidiary of EQM, and which includes, as a result of the EQT Global GGA, the assets under, and operations associated with, the RMP PA Gas Gathering reporting unit. The RMP PA Gas Gathering reporting unit reflected the Pennsylvania gathering assets acquired in connection with EQM's merger with Rice Midstream Partners LP in July 2018 (RMP PA Gas Gathering) and was, effective on the EQT Global GGA Effective Date, merged with and into the EQM Opco reporting unit, with the EQM Opco reporting unit surviving.
During 2019, we recognized impairments to goodwill in the third quarter of $168.9 million and $99.2 million on RMP PA Gas Gathering and the Ohio and West Virginia gathering assets acquired in the Bolt-on Acquisition, respectively. Additionally, for the fourth quarter of 2019, we recognized impairments of goodwill of $433.2 million and $150.5 million on RMP PA Gas Gathering and the Ohio gathering assets acquired by EQM through its indirect acquisition in May 2018 of all the outstanding limited liability company interests in each of EQM West Virginia, EQM Olympus and Strike Force Holdings.
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
As of March 31, 2020, we performed a recoverability test of the Hornet Midstream long-lived assets due to decreased producer activity. As a result of the recoverability test, management determined that the carrying value of the Hornet Midstream long-lived assets (consisting of gathering assets and customer-related intangible assets) was not recoverable, which resulted in impairment charges of approximately $37.9 million to the gathering assets and approximately $17.7 million to the customer-related intangible assets.
If the operations or projected operating results of our businesses decline significantly, we could incur additional goodwill impairment charges. Further, if we determine that the carrying value of long-lived assets is not recoverable or values associated with equity method investments, such as investments in the MVP Joint Venture, have suffered other-than-temporary declines, we could incur additional impairment charges. Future impairment charges could be significant and could have a material adverse impact on our financial condition and results of operations for the period in which the impairment is recorded. As of September 30, 2020, we had approximately $486.7 million of goodwill (all associated with the EQM Opco reporting unit) and $11.3 billion of long-lived assets, including intangibles and equity method investments, which will be monitored for future impairment. Management will continue to monitor and evaluate the factors underlying the fair market value of acquired businesses and assets and equity method investments to determine if any assessments are necessary and will take any additional impairment charges required.
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
In addition, significant delays in the regulatory approval process for growth projects, including the MVP and MVP Southgate projects, have increased costs and negatively impacted the targeted in-service dates for the projects, and further delays may cause similar adverse effects, including to the MVP project’s targeted full in-service date in the second half of 2021 and the MVP Southgate project's target in-service date in 2022. Significant delays and cost increases in turn could adversely affect our ability, and, in the case of the MVP and MVP Southgate projects, the ability for the MVP Joint Venture and its owners, including us, to achieve the expected investment returns. The MVP project in particular is subject to several agency actions and judicial challenges (and may become subject to further actions and challenges) that must be resolved before the MVP and MVP Southgate projects can be completed, as described in more detail in Part II, "Item 1. Legal Proceedings."
Although the MVP Joint Venture is actively defending the relevant agency actions and judicial challenges to the project (and would actively defend future such matters), and is in active dialogue with all of the affected agencies to resolve these issues and restore or obtain the affected permits and other authorizations, there is no guarantee as to how long any agency proceedings and judicial challenges will take to resolve, or whether the MVP Joint Venture will ultimately succeed in restoring or obtaining the necessary permits and other authorizations (or be able to utilize alternative permitting authorities and/or construction methods) or do so within the MVP Joint Venture's targeted time frame for placing the project in service. Additionally, as the MVP project nears completion and in light of the abandonment by third parties of certain other similar pipeline projects, we have experienced and may further experience increased opposition from activists in the form of lawsuits, intervention in regulatory proceedings and otherwise, which has been and/or may be focused on the few remaining portions of the project. Such focused opposition may make it increasingly difficult to complete the project and place it in service within the targeted time frame or at all. We also expect that as pre-construction activity in respect of the MVP Southgate project increases, the MVP Southgate project may be subject to similar heightened opposition. These and other challenges could adversely affect our business, financial condition, results of operations, liquidity and ability to pay dividends.
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

Our Hammerhead gathering agreement and pipeline are the subject of a dispute with EQT and we may be affected adversely by the pendency of such dispute and/or if the dispute is resolved in a manner adverse to us.

On September 23, 2020, EQT and certain of its affiliates instituted arbitration proceedings against us relating to the Hammerhead gathering agreement, pursuant to which we agreed to construct the Hammerhead pipeline and related facilities and gather gas for EQT. See “Hammerhead Pipeline” under “Outlook” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information. The dispute, during its pendency, could adversely affect our business and operating results, including by causing us to incur expenses in arbitration or additional proceedings in excess of those currently expected and by diverting management time and resources. Also, while the dispute is ongoing, we believe the market price of our common stock may continue to be adversely affected by the perception that the dispute is negatively affecting our overall commercial relationship with EQT. In addition, if the dispute is resolved in a manner adverse to us, such resolution could result in EQT’s acquisition of Hammerhead assets in exchange for a reimbursement payment or otherwise affect or negate our ability to recognize revenue and generate operating cash flows in the future from such assets.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
The following table sets forth the Company's repurchases of equity securities registered under Section 12 of the Exchange Act that occurred during the three months ended September 30, 2020:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under plans or programs
July 2020 (July 1 - July 31)	682	$8.28	—	$—
August 2020 (August 1 - August 31)	—	—	—	—
September 2020 (September 1 - September 30)	—	—	—	—
Total	682	$8.28	—	$—
(a)Reflects shares withheld by the Company to pay taxes upon vesting of restricted stock.

Item 6. Exhibits

Exhibit No.	Document Description	Method of Filing
10.1#	First Amendment to Gas Gathering and Compression Agreement, dated as of August 26, 2020, by and among EQT Production Company, Rice Drilling B LLC, EQT Energy, LLC and EQM Gathering Opco, LLC.	Filed herewith as Exhibit 10.1.
31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith as Exhibit 31.1.
31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith as Exhibit 31.2.
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Furnished herewith as Exhibit 32.
101	Inline Interactive Data File.	Filed herewith as Exhibit 101.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith as Exhibit 104.
# Certain portions of the exhibit that are not material and would be competitively harmful if publicly disclosed have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. A copy of the unredacted exhibit will be furnished to the SEC upon request. Omissions are designated with brackets containing asterisks.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equitrans Midstream Corporation
(Registrant)

By:	/s/ Kirk R. Oliver
Kirk R. Oliver
Senior Vice President and Chief Financial Officer

Date:  November 3, 2020