Form 10-K
period 2020-12-31
Equitrans Midstream Corp
filed 2021-02-23
CIK 1747009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐   No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐	Emerging Growth Company	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2020: $3.4 billion
The number of shares of common stock outstanding (in thousands), as of January 31, 2021: 432,470

DOCUMENTS INCORPORATED BY REFERENCE

The Company's definitive proxy statement relating to the 2021 annual meeting of shareholders will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year ended December 31, 2020 and is incorporated by reference in Part III to the extent described therein.

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
delivery point – the point where gas is delivered into a downstream gathering system or transmission pipeline.
Distribution – the distribution of 80.1% of the then-outstanding shares of common stock, no par value, of Equitrans Midstream Corporation (Equitrans Midstream common stock) to EQT (as defined below) shareholders of record as of the close of business on November 1, 2018.
EQGP – EQGP Holdings, LP and its subsidiaries.
EQM – EQM Midstream Partners, LP and its subsidiaries.
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
Mountain Valley Pipeline (MVP) – an estimated 300-mile, 42-inch diameter natural gas interstate pipeline with a targeted capacity of 2.0 Bcf per day that will span from the Company's existing transmission and storage system in Wetzel County, West Virginia to Pittsylvania County, Virginia, providing access to the growing Southeast demand markets.
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
Proxy Statement – the Company's definitive proxy statement relating to the 2021 annual meeting of shareholders to be filed with the Securities and Exchange Commission.
receipt point – the point where gas is received by or into a gathering system or transmission pipeline.
reservoir – a porous and permeable underground formation containing an individual and separate natural accumulation of producible hydrocarbons (crude oil and/or natural gas) which is confined by impermeable rock or water barriers and is characterized by a single natural pressure system.
Rice Merger – On November 13, 2017, pursuant to the agreement and plan of merger dated June 19, 2017 by and among EQT, Rice Energy Inc. and a wholly owned subsidiary of EQT, Rice Energy became a wholly owned, indirect subsidiary of EQT.
RMP – RM Partners LP (formerly known as Rice Midstream Partners LP) and its subsidiaries.
Separation – the separation of EQT's midstream business, which was composed of the assets and liabilities of EQT's separately-operated natural gas gathering, transmission and storage and water services operations of EQT, from EQT's upstream business, which was composed of the natural gas, oil and natural gas liquids development, production and sales and commercial operations of EQT, which occurred on the Separation Date.
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

Abbreviations	Measurements
ADIT – Accumulated Deferred Income Taxes	Btu = one British thermal unit
ARO – asset retirement obligations	BBtu = billion British thermal units
ASC – Accounting Standards Codification	Bcf = billion cubic feet
ASU – Accounting Standards Update	Mcf = thousand cubic feet
CERCLA – Comprehensive Environmental Response, Compensation and Liability Act	MMBtu = million British thermal units
DOT – United States Department of Transportation	MMcf = million cubic feet
EPA – United States Environmental Protection Agency	MMgal = million gallons
FASB – Financial Accounting Standards Board
FERC – United States Federal Energy Regulatory Commission
GAAP – United States Generally Accepted Accounting Principles
GHG – greenhouse gas
IDRs – incentive distribution rights
IRS – United States Internal Revenue Service
NAAQS – National Ambient Air Quality Standards
NGA – Natural Gas Act of 1938
NGPA – Natural Gas Policy Act of 1978
NYMEX – New York Mercantile Exchange
NYSE – New York Stock Exchange
PHMSA – Pipeline and Hazardous Materials Safety Administration of the DOT
RCRA – Resource Conservation and Recovery Act
SEC – United States Securities and Exchange Commission

EQUITRANS MIDSTREAM CORPORATION
Cautionary Statements
Disclosures in this Annual Report on Form 10-K contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Section 27A of the Securities Act of 1933, as amended (the Securities Act). Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as "anticipate," "estimate," "could," "would," "will," "may," "forecast," "approximate," "expect," "project," "intend," "plan," "believe," "target" and other words of similar meaning in connection with any discussion of future operating or financial matters. Without limiting the generality of the foregoing, forward-looking statements contained in this Annual Report on Form 10-K include the matters discussed in the sections captioned "Strategy" under "Developments, Market Trends and Competitive Conditions" in "Item 1. Business" and "Outlook" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and the expectations of plans, strategies, objectives, and growth and anticipated financial and operational performance of Equitrans Midstream Corporation (together with its subsidiaries, Equitrans Midstream or the Company), including:
•guidance and any changes in such guidance regarding the Company’s gathering, transmission and storage and water services revenue and volume growth, including the anticipated effects associated with the EQT Global GGA and related documents entered into with EQT;
•projected revenue (including from firm reservation fees) and volumes, deferred revenues, expenses and contract liabilities, and the effects on liquidity, projected revenue, deferred revenue and contract liabilities associated with the EQT Global GGA and the MVP project (including changes in the targeted full in-service date for such project);
•the ultimate gathering fee relief provided to EQT under the EQT Global GGA and related agreements, including the exercise by EQT of any cash-out option as an alternative to receiving a portion of such relief;
•the Company's ability to de-lever;
•the weighted average contract life of gathering, transmission and storage contracts;
•infrastructure programs (including the timing, cost, capacity and sources of funding with respect to gathering, transmission and storage and water projects);
•the cost, capacity, shippers for, timing of regulatory approvals, final design (including expansions or extensions and capital related thereto), ability to contract additional capacity on and targeted in-service dates of current or in-service projects or assets, in each case as applicable;
•the ultimate terms, partner relationships and structure of the MVP Joint Venture and ownership interests therein;
•the impact of changes in the targeted full in-service date of the MVP project on, among other things, the fair value of the Henry Hub cash bonus provision of the EQT Global GGA;
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
•the Company's ability to access commercial opportunities and new customers for its water services business, and the timing and final terms of any definitive water services agreement or agreements between EQT and the Company entered into pursuant to the terms of the Water Services Letter Agreement;
•any credit rating impacts associated with the MVP project, customer credit ratings changes, including EQT's, and defaults, acquisitions, dispositions and financings and any changes in EQM's credit ratings;
•the impact of the dispute with EQT (or resolution thereof) regarding the Hammerhead gathering agreement and/or ownership of the Hammerhead pipeline on the Company's business and results of operations;

•the impact of such dispute (or resolution thereof) on investors' perceptions of the Company's commercial relationship with EQT;
•the effect and outcome of future litigation and other proceedings, including regulatory proceedings;
•the effects of any consolidation of or effected by upstream gas producers, whether in or outside of the Appalachian Basin;
•the ability of the Company's contracts to survive a customer bankruptcy or restructuring, the outcome of any attempt to reject such contracts in such contexts (or related negotiations) and the impact on the Company’s results of operations and liquidity of a customer bankruptcy or restructuring;
•the timing and amount of future issuances or repurchases of the Company's securities;
•the effects of conversion, if at all, of the Equitrans Midstream Preferred Shares (defined herein);
•the effects of seasonality;
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
•dividend amounts, timing and rates;
•changes in commodity prices and the effect of commodity prices on the Company's business, including future decisions of customers in respect of curtailing natural gas production, choke management, timing of turning wells in line, rig and completion activity and related impacts on the Company's business;
•liquidity and financing requirements, including sources and availability;
•interest rates;
•the ability of the Company's subsidiaries (some of which are not wholly owned) to service debt under, and comply with the covenants contained in, their respective credit agreements;
•expectations regarding production, gathered and water volumes in the Company's areas of operations;
•the Company's ability to achieve anticipated benefits associated with the execution of the EQT Global GGA, the Water Services Letter Agreement and related agreements;
•the impact on the Company and its subsidiaries of the coronavirus disease 2019 (COVID-19) pandemic, including, among other things, effects on demand for natural gas and the Company's services, levels of production of associated gas from basins such as the Permian Basin, commodity prices and access to capital;
•the Company's ability to achieve its environmental, social and governance (ESG) goals (including goals set forth in its climate policy);
•the effects of government regulation; and
•tax status and position.
The forward-looking statements included in this Annual Report on Form 10-K involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company has based these forward-looking statements on management's current expectations and assumptions about future events. While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, judicial and other risks and uncertainties, many of which are difficult to predict and are beyond the Company's control. The risks and uncertainties that may affect the operations, performance and results of the Company's business and forward-looking statements include, but are not limited to, those set forth under "Item 1A. Risk Factors," and elsewhere in this Annual Report on Form 10-K.

Any forward-looking statement speaks only as of the date on which such statement is made and the Company does not intend to correct or update any forward-looking statement, unless required by securities law, whether as a result of new information, future events or otherwise.
Management believes the assumptions underlying the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" are reasonable; however, as organizational structure and strategic focus dictate expenses incurred, the financial statements may not include all expenses that would have been incurred had the Company existed as a standalone, publicly traded company for the entirety of the three years ended December 31, 2020. Similarly, the financial statements may not reflect the results of operations, financial position and cash flows had the Company existed as a standalone, publicly traded company for the entirety of the periods presented.

PART I
Item 1.        Business
Overview of the Company
Equitrans Midstream is one of the largest natural gas gatherers in the U.S. and holds a significant transmission footprint in the Appalachian Basin. Equitrans Midstream, a Pennsylvania corporation, became an independent, publicly traded company on November 12, 2018, as a result of the Separation (defined below).
The Separation. On November 12, 2018, Equitrans Midstream, EQT and, for certain limited purposes, EQT Production Company, a wholly owned subsidiary of EQT, entered into a separation and distribution agreement (the Separation and Distribution Agreement), pursuant to which, among other things, EQT effected the separation of its midstream business, which was composed of the assets and liabilities of the separately-operated natural gas gathering, transmission and storage and water services operations of EQT (the Midstream Business), from EQT's upstream business, which was composed of the natural gas, oil and natural gas liquids development, production and sales and commercial operations of EQT (the Separation), to Equitrans Midstream, and distributed 80.1% of the then-outstanding shares of common stock, no par value, of Equitrans Midstream (Equitrans Midstream common stock) to EQT shareholders of record as of the close of business on November 1, 2018 (the Distribution). As part of the Separation, EQT retained the remaining 19.9% of the then-outstanding shares in Equitrans Midstream.
In connection with the Separation, the Company acquired control of the entities conducting the Midstream Business. See Note 1 to the consolidated financial statements for further information on the entities conducting the Midstream Business.
The Company's Post-Separation Relationship with EQT. The Company and EQT are separate companies with separate management teams and separate boards of directors. Although they operate separately, due to the approximately 5.8% of Equitrans Midstream's outstanding shares of common stock held by EQT as of December 31, 2020, the Company and EQT are characterized for certain purposes as related parties. In connection with the Separation and Distribution, the Company and EQT executed the Separation and Distribution Agreement and various other agreements to effect the Separation. See Notes 1 and 8 to the consolidated financial statements for further information on the relationship between the Company and EQT subsequent to the Separation.
EQGP Unit Purchases and Limited Call Right. On November 29, 2018, the Company entered into written agreements (the Unit Purchase Agreements) with certain investors owning an aggregate of 15,364,421 common units representing limited partner interests in EQGP (EQGP common units) for $20.00 per EQGP common unit that closed through a series of transactions ending on January 3, 2019 for an aggregate purchase price of $307.3 million (collectively, the EQGP Unit Purchases).
On December 31, 2018, the Company exercised a limited call right (the Limited Call Right) under EQGP's partnership agreement, pursuant to which, on January 10, 2019, the Company closed on the acquisition of the remaining 11,097,287 outstanding EQGP common units not owned by the Company or its affiliates for an aggregate purchase price of $221.9 million (such acquisition, together with the EQGP Unit Purchases, the EQGP Buyout), and EQGP became an indirect, wholly owned subsidiary of the Company. See Note 1 to the consolidated financial statements for further information on the EQGP Buyout.
EQM IDR Transaction. On February 22, 2019, Equitrans Midstream completed a simplification transaction pursuant to that certain Agreement and Plan of Merger, dated as of February 13, 2019 (the IDR Merger Agreement), by and among Equitrans Midstream and certain related parties, pursuant to which, among other things, (i) Equitrans Merger Sub, LP merged with and into EQGP (the Merger) with EQGP continuing as the surviving limited partnership and a wholly owned subsidiary of EQM, and (ii) each of (a) the IDRs in EQM, (b) the economic portion of the general partner interest in EQM and (c) the issued and outstanding EQGP common units were canceled, and, as consideration for such cancellation, certain affiliates of the Company received on a pro rata basis 80,000,000 newly-issued common units representing limited partner interests in EQM (EQM common units) and 7,000,000 newly-issued Class B units representing limited partner interests in EQM (Class B units), and EQGP Services, LLC (the EQM General Partner) retained the non-economic general partner interest in EQM (such transactions, collectively, the EQM IDR Transaction). Additionally, as part of the EQM IDR Transaction, the 21,811,643 EQM common units held by EQGP were canceled and 21,811,643 EQM common units were issued pro rata to certain subsidiaries of the Company. As a result of the EQM IDR Transaction, the EQM General Partner replaced EQM Midstream Services, LLC as the general partner of EQM. See Note 2 to the consolidated financial statements for further information on the EQM IDR Transaction.
EQM Series A Preferred Units. On March 13, 2019, EQM entered into a Convertible Preferred Unit Purchase Agreement, together with Joinder Agreements entered into on March 18, 2019, with certain investors (such investors, collectively, the Investors) to issue and sell in a private placement (the Private Placement) an aggregate of 24,605,291 Series A Perpetual

Convertible Preferred Units (EQM Series A Preferred Units) representing limited partner interests in EQM for a cash purchase price of $48.77 per EQM Series A Preferred Unit, resulting in total gross proceeds of approximately $1.2 billion. The net proceeds from the Private Placement were used in part to fund the purchase price in the Bolt-on Acquisition (defined in Note 3 to the consolidated financial statements) and to pay certain fees and expenses related to the Bolt-on Acquisition, and the remainder was used for general partnership purposes. The Private Placement closed concurrently with the closing of the Bolt-on Acquisition on April 10, 2019. See Note 2 to the consolidated financial statements for further information on the EQM Series A Preferred Units, none of which remain outstanding and Note 3 to the consolidated financial statement for further information on the Bolt-on Acquisition.
EQM Merger. On June 17, 2020, pursuant to that certain Agreement and Plan of Merger, dated as of February 26, 2020 (the EQM Merger Agreement), by and among the Company, EQM LP Corporation, a wholly owned subsidiary of the Company (EQM LP), LS Merger Sub, LLC, a wholly owned subsidiary of EQM LP (Merger Sub), EQM and the EQM General Partner, Merger Sub merged with and into EQM (the EQM Merger), with EQM continuing and surviving as an indirect, wholly owned subsidiary of the Company. Upon consummation of the EQM Merger, the Company acquired all of the outstanding EQM common units that the Company and its subsidiaries did not already own. Following the closing of the EQM Merger, EQM was no longer a publicly traded entity. See Note 2 to the consolidated financial statements for further information on the EQM Merger.
Preferred Restructuring Agreement. On February 26, 2020, the Company and EQM entered into a Preferred Restructuring Agreement (the Restructuring Agreement) with all of the Investors pursuant to which, at the effective time of the EQM Merger (the Effective Time): (i) EQM redeemed $600 million aggregate principal amount of the Investors' EQM Series A Preferred Units issued and outstanding immediately prior to the Restructuring Closing (defined below), which occurred substantially concurrent with the closing of the EQM Merger, for cash at 101% of the EQM Series A Preferred Unit purchase price of $48.77 per such unit (the EQM Series A Preferred Unit Purchase Price) plus any accrued and unpaid distribution amounts and partial period distribution amounts, and (ii) immediately following such redemption, each remaining issued and outstanding EQM Series A Preferred Unit was exchanged for 2.44 shares of a newly authorized and created series of preferred stock, without par value, of Equitrans Midstream, convertible into Equitrans Midstream common stock (the Equitrans Midstream Preferred Shares) on a one for one basis, in each case, in connection with the occurrence of the “Series A Change of Control” (as defined in the Fourth Amended and Restated Agreement of Limited Partnership of EQM (as amended, the Former EQM Partnership Agreement)) that occurred upon the closing of the EQM Merger (collectively, the Restructuring and, the closing of the Restructuring, the Restructuring Closing). See Note 2 to the consolidated financial statements for further information on the Restructuring Agreement and the Restructuring.
The EQT Global GGA. On February 26, 2020 (the EQT Global GGA Effective Date), the Company entered into a Gas Gathering and Compression Agreement (the EQT Global GGA) with EQT for the provision by the Company of certain gas gathering services to EQT in the Marcellus and Utica Shales of Pennsylvania and West Virginia. Pursuant to the EQT Global GGA, EQT is subject to an initial annual MVC of 3.0 Bcf per day that gradually steps up to 4.0 Bcf per day for several years following the full in-service date of the MVP. The EQT Global GGA runs from the EQT Global GGA Effective Date through December 31, 2035, and will renew annually thereafter unless terminated by EQT or the Company pursuant to its terms. Pursuant to the EQT Global GGA, the Company has certain obligations to build connections to connect EQT wells to its gathering system, which are subject to geographical limitations in relation to the dedicated area in Pennsylvania and West Virginia, as well as the distance of such connections to the Company's then-existing gathering system. In addition to the fees related to gathering services, the EQT Global GGA provides for potential cash bonus payments payable by EQT to the Company during the period beginning on the first day of the calendar quarter in which the MVP in-service date occurs through the earlier of the twelfth calendar quarter from that point or the calendar quarter ending December 31, 2024 (the Henry Hub cash bonus payment provision). The potential cash bonus payments are conditioned upon the quarterly average of certain Henry Hub natural gas prices exceeding certain price thresholds.
The gathering MVC fees payable by EQT to the Company set forth in the EQT Global GGA are subject to potential reductions for certain contract years as set forth in the EQT Global GGA, conditioned upon the in-service date of the MVP, which provide for estimated aggregate fee relief of approximately $270 million in the first year after the in-service date of the MVP, approximately $230 million in the second year after the in-service date of the MVP and approximately $35 million in the third year after the in-service date of the MVP. In addition, if the MVP in-service date has not occurred by January 1, 2022, EQT has an option, exercisable for a period of twelve months (or such shorter period if the in-service date of the MVP occurs), to forgo approximately $145 million of the gathering fee relief in the first year after the MVP in-service date and approximately $90 million of the gathering fee relief in the second year after the MVP in-service date in exchange for a cash payment from the Company to EQT in the amount of approximately $196 million (the EQT Cash Option). See Note 6 to the consolidated financial statements for further information on the EQT Global GGA.

Credit Letter Agreement. On February 26, 2020, in connection with the execution of the EQT Global GGA, the Company and EQT entered into a letter agreement (the Credit Letter Agreement) pursuant to which, among other things, (a) the Company agreed to relieve certain credit posting requirements for EQT, in an amount up to approximately $250 million, under its commercial agreements with the Company, subject to EQT maintaining a minimum credit rating from two of three rating agencies of (i) Ba3 with Moody’s Investors Service (Moody's), (ii) BB- with S&P Global Ratings (S&P) and (iii) BB- with Fitch Investor Services (Fitch) and (b) the Company agreed to use commercially reasonable good faith efforts to negotiate similar credit support arrangements for EQT in respect of its commitments to the MVP Joint Venture.
Water Services Letter Agreement. On February 26, 2020, the Company entered into a letter agreement with EQT, pursuant to which EQT agreed to utilize the Company for the provision of water services in Pennsylvania under existing water services agreements and new water services agreements if negotiated between the parties (such letter agreement, the Water Services Letter Agreement). The Water Services Letter Agreement is effective as of the first day of the first month following the MVP in-service date and will expire on the fifth anniversary of such date. During each year of the Water Services Letter Agreement, EQT agreed that fixed MVC fees payable to the Company for water services in Pennsylvania incurred on a volumetric basis, provided in accordance with existing agreements and new agreements entered into between the parties pursuant to the Water Services Letter Agreement (or the related agreements), will be equal to or greater than $60 million per year.
Share Purchase Agreements. On February 26, 2020, the Company entered into two share purchase agreements (the Share Purchase Agreements) with EQT, pursuant to which the Company agreed to (i) purchase 4,769,496 shares of Equitrans Midstream common stock (the Cash Shares) from EQT in exchange for approximately $46 million in cash, (ii) purchase 20,530,256 shares of Equitrans Midstream common stock (the Rate Relief Shares and, together with the Cash Shares, the Share Purchases) from EQT in exchange for a promissory note in the aggregate principal amount of approximately $196 million (which EQT subsequently assigned to EQM as consideration for certain commercial terms under the EQT Global GGA), and (iii) pay EQT cash in the amount of approximately $7 million (the Cash Amount). On March 5, 2020, the Company completed the Share Purchases and paid the Cash Amount. The Company used proceeds from the EQM Credit Facility (defined in Note 11 to the consolidated financial statements) to fund the purchase of the Cash Shares and to pay the Cash Amount in addition to other uses of proceeds. After the closing of the Share Purchases, the Company retired the Cash Shares and the Rate Relief Shares. On September 29, 2020, the Company made a prepayment to EQM of all principal, interest, fees and other obligations outstanding under the promissory note EQT assigned to EQM and the promissory note was terminated.

The following diagram depicts the Company's organizational and ownership structure as of December 31, 2020:

Overview of Operations
The Company provides midstream services to its customers through its three primary assets: the gathering system, which includes predominantly dry gas gathering systems of high-pressure gathering lines; the transmission system, which includes FERC-regulated interstate pipelines and storage systems; and the water service system, which consists of water pipelines, impoundment facilities, pumping stations, take point facilities and measurement facilities that support well completion activities and collect flowback and produced water for recycling or disposal.
As of December 31, 2020, the Company provided a majority of its natural gas gathering, transmission and storage services under long-term contracts that generally include fixed monthly reservation fees or MVCs. The Company maintains a stable cash flow profile, with approximately 66% of the Company's revenues for the year ended December 31, 2020 generated from firm reservation fees. The percentage of the Company's revenues that are generated by firm reservation fees is expected to increase in future years as a result of the 15-year term EQT Global GGA, which includes an MVC that became effective on April 1, 2020 of 3.0 Bcf per day and gradually steps up to 4.0 Bcf per day for several years following the full in-service date of the MVP project, and the Hammerhead gathering agreement (which is subject to a pending dispute with EQT), which includes a 1.2 Bcf per day firm capacity commitment. These contract structures enhance the stability of the Company's cash flows and limits its direct exposure to commodity price risk.
The Company's operations are focused primarily in southwestern Pennsylvania, northern West Virginia and southeastern Ohio, which are prolific resource development areas in the natural gas shale plays known as the Marcellus and Utica Shales. These regions are also the primary operating areas of EQT, the Company's largest customer as of December 31, 2020. EQT accounted for approximately 64% of the Company's revenues for the year ended December 31, 2020.

The following is a map of the Company's gathering, transmission and storage and water services operations as of December 31, 2020.

Compressor Station
Contracted Future Pipeline
Existing Water Pipeline
Existing Gathering
Existing Transmission
Storage Pool Area
OH
PA
WV
Pittsburgh
Greensburg
Waynesburg
Morgantown
Fairmont
MD
VA
NC

Business Segments
The Company reports its operations in three segments that reflect its three lines of business: Gathering, Transmission and Water. These segments include all of the Company's operations. For discussion of the composition of the three segments, see Notes 1 and 5 to the consolidated financial statements.
The Company's three business segments correspond to the Company's three primary assets: the gathering system, transmission and storage system and water service system. The following table summarizes the composition of the Company's operating revenues by business segment.

	Years Ended December 31,
	2020	2019	2018
Gathering operating revenues	67%	71%	67%
Transmission operating revenues	26%	24%	26%
Water operating revenues	7%	5%	7%
The Company's largest customer is EQT, which was the largest natural gas producer in the United States based on average daily sales volumes as of December 31, 2020. EQT accounted for approximately 64%, 69% and 74% of the Company's total revenues for the years ended December 31, 2020, 2019 and 2018, respectively.
Gathering Customers. For the year ended December 31, 2020, EQT accounted for approximately 65% of Gathering's revenues. Subject to certain exceptions and limitations, as of December 31, 2020, Gathering had acreage dedications (inclusive of acreage dedications to Eureka Midstream Holdings, LLC (Eureka Midstream), a joint venture in which the Company has a 60% interest and that owns a 190-mile gathering header pipeline system in Ohio and West Virginia that services both dry Utica and wet Marcellus Shale production) through which the Company has the right to elect to gather all natural gas produced from wells under an area covering (i) approximately 475,000 gross acres in Pennsylvania pursuant to agreements with EQT, including the EQT Global GGA, and agreements with certain other third parties, (ii) approximately 344,000 gross acres in Ohio pursuant to agreements with EQT and other third parties and (iii) approximately 370,000 gross acres in West Virginia pursuant to the EQT Global GGA and agreements with certain other third parties.
The Company provides gathering services in two manners: firm service and interruptible service. Firm service contracts are typically long-term and can include firm reservation fees, which are fixed, monthly charges for the guaranteed reservation of pipeline access. Revenues under firm reservation fees also include fixed volumetric charges under MVCs. As of December 31, 2020, the gathering system had total contracted firm reservation capacity (including contracted MVCs) of approximately 7.0 Bcf per day (inclusive of Eureka Midstream contracted capacity), which included contracted firm reservation capacity of approximately 1.8 Bcf per day associated with the Company's high-pressure header pipelines (including 1.2 Bcf per day under the Hammerhead gathering agreement, which is currently subject to a dispute with EQT). Including future capacity expected from expansion projects that are not yet fully constructed for which the Company has executed firm contracts, the gathering system had total contracted firm reservation capacity (including contracted MVCs) of approximately 8.0 Bcf per day (inclusive of Eureka Midstream contracted capacity) as of December 31, 2020, which included contracted firm reservation capacity of approximately 1.8 Bcf per day associated with the Company's high-pressure header pipelines (including 1.2 Bcf per day under the Hammerhead gathering agreement, which is currently subject to a dispute with EQT). Volumetric-based fees can also be charged under firm contracts for each firm volume gathered as well as for volumes gathered in excess of the firm contracted volume, if system capacity exists. Based on total projected contractual revenues, including projected contractual revenues from future capacity expected from expansion projects that are not yet fully constructed for which the Company has executed firm contracts, the Company's firm gathering contracts had a weighted average remaining term of approximately 15 years as of December 31, 2020.
Interruptible service contracts include volumetric-based fees, which are charges for the volume of natural gas gathered and generally do not guarantee access to the pipeline. These contracts can be short- or long-term.
The Company generally does not take title to the natural gas gathered for its customers but retains a percentage of wellhead gas receipts to recover natural gas used to power its compressor stations and meet other requirements on the Company's gathering systems.
See “Gulfport Bankruptcy” under the caption “Outlook” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the Gulfport Energy Corporation (Gulfport) bankruptcy proceedings.

Transmission Customers. For the year ended December 31, 2020, EQT accounted for approximately 58% of Transmission's throughput and approximately 53% of Transmission's revenues. As of December 31, 2020, Transmission had an acreage dedication from EQT through which the Company had the right to elect to transport all gas produced from wells drilled by EQT under an area covering approximately 60,000 acres in Allegheny, Washington and Greene Counties in Pennsylvania and Wetzel, Marion, Taylor, Tyler, Doddridge, Harrison and Lewis Counties in West Virginia. The Company's other customers include LDCs, marketers, producers and commercial and industrial users. The Company's transmission and storage system provides customers with access to adjacent markets in Pennsylvania, West Virginia and Ohio and to the Mid-Atlantic, Northeastern, Midwestern and Gulf Coast markets through interconnect points with major interstate pipelines.
The Company provides transmission and storage services in two manners: firm service and interruptible service. Firm service contracts are typically long-term and can include firm reservation fees, which are fixed, monthly charges for the guaranteed reservation of pipeline and storage capacity. Volumetric-based fees can also be charged under firm contracts for firm volume transported or stored as well as for volumes transported or stored in excess of the firm contracted volume, if there is system capacity. Customers are not assured capacity or service for volumes in excess of the firm contracted volume as such volumes have the same priority as interruptible service. Including future capacity expected from expansion projects that are not yet fully constructed for which the Company has executed firm transmission contracts, approximately 4.4 Bcf per day of transmission capacity, excluding, in the aggregate, 2.3 Bcf per day of firm capacity commitments associated with the MVP and MVP Southgate projects, and 30.5 Bcf of storage capacity were subscribed under firm transmission and firm storage contracts, respectively, as of December 31, 2020. Based on total projected contractual revenues, including projected contractual revenues from future capacity expected from expansion projects that are not yet fully constructed for which the Company has executed firm contracts, the Company's firm transmission and storage contracts had a weighted average remaining term of approximately 14 years as of December 31, 2020.
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
As of December 31, 2020, approximately 97% of Transmission's contracted firm transmission capacity was subscribed by customers under negotiated rate agreements under its tariff, while the remainder was subscribed at discounted rates under its tariff, which are rates below the recourse rates and above a minimum level. As of December 31, 2020, Transmission did not have any contracted firm transmission capacity subscribed at recourse rates under its tariff, which are the maximum rates an interstate pipeline may charge for its services under its tariff. See also “FERC Regulation” under “Regulatory Environment” below and “Our natural gas gathering, transmission and storage services are subject to extensive regulation by federal, state and local regulatory authorities. Changes or additional regulatory measures adopted by such authorities could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to pay dividends.” included in "Item 1A. Risk Factors" for additional information.
Water Customers. For the year ended December 31, 2020, EQT accounted for approximately 90% of Water's revenues. The Company has the exclusive right to provide fluid handling services to certain EQT-operated wells through 2029 (and thereafter such right continues on a month-to-month basis) within areas of dedication in Washington and Greene Counties, Pennsylvania and Belmont County, Ohio, including the delivery of fresh water for well completion operations and the collection and recycling or disposal of flowback and produced water. The Company also provides water services to other customers operating in the Marcellus and Utica Shales. The Company's water service revenues are primarily generated under variable price per volume contracts. The fees charged by the Company are generally tiered and, thus, are lower on a per gallon basis once certain thresholds are met.
See also “Water Services Letter Agreement” above for additional information on the Company's Water customers.
The Company's Assets
Gathering Assets. As of December 31, 2020, the gathering system, inclusive of Eureka Midstream's gathering system, included approximately 1,130 miles of high-pressure gathering lines and 132 compressor units with compression of approximately 485,000 horsepower and multiple interconnect points with the Company's transmission and storage system and to other interstate pipelines. The gathering system also included approximately 910 miles of FERC-regulated, low-pressure gathering lines.
Transmission and Storage Assets. As of December 31, 2020, the transmission and storage system included approximately 950 miles of FERC-regulated, interstate pipelines that have interconnect points to seven interstate pipelines and multiple LDCs. As of December 31, 2020, the transmission and storage system was supported by 42 compressor units, with total throughput capacity of approximately 4.4 Bcf per day and compression of approximately 136,000 horsepower, and 18 associated natural gas storage reservoirs, which had a peak withdrawal capacity of approximately 900 MMcf per day and a working gas capacity of approximately 43 Bcf.
Water Assets. As of December 31, 2020, the water system included approximately 200 miles of pipeline that deliver fresh water from the Monongahela River, the Ohio River, local reservoirs and several regional waterways. In addition, as of December 31, 2020, the water system assets included 24 fresh water impoundment facilities.
Developments, Market Trends and Competitive Conditions
Strategy. The Company's strategically-located assets overlay core acreage in the Appalachian Basin. The location of the Company's assets allows its producer customers to access major demand markets in the U.S. The Company is one of the largest natural gas gatherers in the U.S., and its largest customer, EQT, was the largest natural gas producer in the U.S. based on average daily sales volumes as of December 31, 2020. The Company maintains a stable cash flow profile, with approximately 66% of its revenue for the year ended December 31, 2020 generated from firm reservation fees. Further, as discussed above, the percentage of the Company's revenues that are generated by firm reservation fees is expected to increase in future years as a result of the 15-year term EQT Global GGA, which includes an MVC that became effective on April 1, 2020 of 3.0 Bcf per day and gradually steps up to 4.0 Bcf per day for several years following the full in-service date of the MVP project. This contract structure enhances the stability of the Company's cash flows and limits its direct exposure to commodity price risk.
The Company's principal strategy is to achieve greater scale and scope and enhance the durability of its financial strength, which the Company expects will drive future growth and investment. The Company is implementing its strategy by leveraging its existing assets, executing on its growth projects (including through potential expansion and extension opportunities), focusing on ESG initiatives, and, where appropriate, seeking and executing on strategically-aligned acquisition and joint venture opportunities and other strategic transactions, while strengthening its balance sheet through:
•highly predictable cash flows backed by firm reservation fees;
•actions to de-lever its balance sheet;
•disciplined capital spending;
•operating cost control; and
•an appropriate dividend policy.
As part of its approach to organic growth, the Company is focused on its projects and assets outlined below, many of which are supported by contracts with firm capacity or MVC commitments. The Company believes that this approach will enable the Company to achieve its strategic goals.
The Company expects that the MVP project, together with the Hammerhead pipeline and Equitrans, L.P. Expansion Project (EEP), will primarily drive the Company's organic growth and that its future growth also will be supported by the MVP Southgate project and the water services business, as discussed in further detail below.
•Mountain Valley Pipeline. The MVP is being constructed by a joint venture among the Company and affiliates of each of NextEra Energy, Inc., Consolidated Edison, Inc. (Con Edison), AltaGas Ltd. and RGC Resources, Inc. As of December 31, 2020, the Company owned an approximate 46.2% interest in the MVP project and will operate the MVP. The MVP is an estimated 300-mile, 42-inch diameter natural gas interstate pipeline with a targeted capacity of 2.0 Bcf per day that will span from the Company's existing transmission and storage system in Wetzel County, West Virginia to Pittsylvania County, Virginia, providing access to the growing southeast demand markets. The MVP Joint Venture has secured a total of 2.0 Bcf per day of firm capacity commitments at 20-year terms. Additional shippers have expressed interest in the MVP project and the MVP Joint Venture is evaluating an expansion opportunity that could add approximately 0.5 Bcf per day of capacity through the installation of incremental compression. The MVP Joint Venture is also evaluating other future pipeline extension projects.
In October 2017, the FERC issued the Certificate of Public Convenience and Necessity (the Certificate) for the MVP. In the first quarter of 2018, the MVP Joint Venture received limited notice to proceed with certain construction activities from the FERC and commenced construction. Following a comprehensive review of all outstanding stream and wetland crossings across the approximately 300-mile MVP project route, on February 19, 2021, the MVP Joint Venture submitted (i) a joint application package to each of the Huntington, Pittsburgh and Norfolk Districts of the U.S. Army Corps of Engineers (Army Corps) that requests an individual permit from the Army Corps to cross certain streams and wetlands utilizing open cut techniques (the Army Corps Individual Permit) and (ii) an application to amend the Certificate that seeks FERC authority to cross certain streams and wetlands utilizing alternative trenchless construction methods.
The Company believes this modified approach to seeking authorization to cross all remaining streams and wetlands on the project route, in lieu of continuing to pursue authority under Nationwide Permit 12 and the formerly pending FERC request to amend the Certificate to utilize trenchless construction methods to cross all streams and wetlands for the first 77 miles of the project route, presents the most efficient and effective path to project completion. The Company continues to target a full in-service date for the MVP project in late 2021 at a total project cost of $5.8 billion to $6.0 billion (excluding AFUDC).
As discussed under "The regulatory approval process for the construction of new midstream assets is very challenging, and decisions by regulatory and judicial authorities in pending or potential proceedings could impact our or the MVP Joint Venture's ability to obtain or maintain in effect all approvals and authorizations necessary to complete certain projects on the targeted time frame or at all or our ability to achieve the expected investment returns on the projects." included in "Item 1A. Risk Factors", there are pending legal and regulatory challenges to or otherwise affecting certain aspects of the MVP project that must be resolved before the project can be completed, and the MVP Joint Venture is working to resolve these challenges. In order to complete the project in accordance with the targeted full in-service date and cost, the MVP Joint Venture must, among other things: (i) timely receive the Army Corps Individual Permit, which will require Section 401 water quality certification approvals or waivers from each of the West Virginia Department of Environmental Protection and the Virginia Department of Environmental Quality and certain other state-level approvals; (ii) maintain and, as applicable, timely receive required authorizations, including authorization to proceed with construction, related to the Jefferson National Forest from the Bureau of Land Management (BLM), the U.S. Forest Service (USFS) and the FERC; (iii) timely receive authorization from the FERC to utilize alternative trenchless construction methods for certain stream and wetland crossings; (iv) continue to have available the orders previously issued by the FERC modifying its prior stop work orders and extending the MVP Joint Venture’s prescribed time to complete the MVP project; (v) timely receive authorization from the FERC to complete construction work in the portion of the project route currently remaining subject to the FERC’s previous stop work order; and (vi) continue to be authorized to work under the Biological Opinion and Incidental Take Statement issued by the United States Department of the Interior’s Fish and Wildlife Service (FWS) for the MVP project, in each case including the continued effectiveness of any such foregoing or other authorizations notwithstanding any pending or future challenge thereto. See the discussion of litigation and regulatory related delays affecting the completion of the MVP project set forth in "Item 3. Legal Proceedings".
On November 4, 2019, Con Edison exercised an option to cap its investment in the MVP project at approximately $530 million (excluding AFUDC). The Company and NextEra Energy, Inc. are obligated, and RGC Resources, Inc., another member of the MVP Joint Venture owning an interest in the MVP project, has opted, to fund the shortfall in Con Edison's capital contributions on a pro rata basis. Such funding by the Company and funding by other members has and will correspondingly increase the Company's and such other members' respective interests in the MVP project and decrease Con Edison's interest in the MVP project. As a result, based on the midpoint of the project's $5.8 billion to $6.0 billion (excluding AFUDC) targeted cost, the Company's ownership interest in the MVP project will progressively increase from approximately 46.2% to approximately 47.6%.
Through December 31, 2020, based on the midpoint of the MVP project's targeted cost, the Company had funded approximately $2.2 billion of its estimated total capital contributions of approximately $2.9 billion (inclusive of additional contributions required due to the Con Edison cap described above), including approximately $140 million to $150 million in excess of the Company's ownership interest. During the year ended December 31, 2020, the Company made approximately $268 million of capital contributions to the MVP Joint Venture for the MVP project. For 2021, the Company expects to make total capital contributions of $670 million to $720 million to the MVP Joint Venture for purposes of the MVP project, depending on the timing of construction of the project.
•Wellhead Gathering Expansion Projects and Hammerhead Pipeline. During the year ended December 31, 2020, the Company invested approximately $345 million in gathering projects (inclusive of capital expenditures related to the noncontrolling interest in Eureka Midstream). For 2021, the Company expects to invest approximately $325 million to $355 million in gathering projects (inclusive of expected capital expenditures related to the noncontrolling interest in Eureka Midstream). The primary projects include infrastructure expansion of core development areas in the Marcellus and Utica Shales in southwestern Pennsylvania, southeastern Ohio and northern West Virginia for EQT, Range Resources Corporation (Range Resources) and other producers.

The Hammerhead pipeline is a 1.6 Bcf per day gathering header pipeline that is primarily designed to connect natural gas produced in Pennsylvania and West Virginia to the MVP, Texas Eastern Transmission and Dominion Transmission, is supported by a 20-year term, 1.2 Bcf per day, firm capacity commitment from EQT, and cost approximately $540 million. The Company believes the Hammerhead pipeline was placed in-service effective August 1, 2020. See "Outlook" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information on the Hammerhead pipeline.
•Transmission Projects and Equitrans Expansion Project. During the year ended December 31, 2020, the Company invested approximately $45 million in transmission projects, including the EEP. For 2021, the Company expects to invest approximately $25 million to $45 million in transmission projects.
The EEP is designed to provide north-to-south capacity on the mainline Equitrans, L.P. transmission system, including primarily for deliveries to the MVP. A portion of the EEP commenced operations with interruptible service in the third quarter of 2019. The EEP provides capacity of approximately 600 MMcf per day and offers access to several markets through interconnects with Texas Eastern Transmission, Dominion Transmission and Columbia Gas Transmission. Once the MVP is fully placed in service, firm transportation agreements for 550 MMcf per day of capacity will commence under 20-year terms.
•MVP Southgate Project. In April 2018, the MVP Joint Venture announced the MVP Southgate project, a proposed 75-mile interstate pipeline that will extend from the MVP at Pittsylvania County, Virginia to new delivery points in Rockingham and Alamance Counties, North Carolina. The MVP Southgate project is backed by a 300 MMcf per day firm capacity commitment from Dominion Energy North Carolina. As designed, the MVP Southgate project has expansion capabilities that could provide up to 900 MMcf per day of total capacity. The MVP Southgate project is estimated to cost a total of approximately $450 million to $500 million, which is expected to be spent primarily in 2022. The Company expects to fund approximately $225 million of the overall project cost. During the year ended December 31, 2020, the Company made approximately $5 million of capital contributions to the MVP Joint Venture for the MVP Southgate project. For 2021, the Company expects to make capital contributions of approximately $20 million to the MVP Joint Venture for the MVP Southgate project. The Company will operate the MVP Southgate and, as of December 31, 2020, owned a 47.2% interest in the MVP Southgate project. The MVP Joint Venture submitted the MVP Southgate certificate application to the FERC in November 2018. The Final Environmental Impact Statement for the MVP Southgate project was issued on February 14, 2020. In June 2020, the FERC issued the Certificate of Public Convenience and Necessity for the MVP Southgate; however, the FERC, while authorizing the project, directed the Office of Energy Projects not to issue a notice to proceed with construction until necessary federal permits are received for the MVP project and the Director of the Office of Energy Projects lifts the stop work order and authorizes the MVP Joint Venture to continue constructing the MVP project. On August 11, 2020, North Carolina regulators denied the MVP Southgate project's application for a Clean Water Act Section 401 Individual Water Quality Certification and Jordan Lake Riparian Buffer Authorization due to uncertainty surrounding the completion of the MVP project, which denial was appealed by the MVP Joint Venture on September 10, 2020. The MVP Southgate project is targeted to be placed in-service in 2022, which such targeted in-service date is based on, among other things, favorable and timely resolution of this and other regulatory and legal decisions and processes. See the discussion of litigation and regulatory related delays affecting the completion of the MVP Southgate project set forth in "Item 3. Legal Proceedings".
•Water Operations. During the year ended December 31, 2020, the Company invested approximately $12 million in its fresh water delivery infrastructure. For 2021, the Company expects to invest approximately $20 million in the operations of its fresh water delivery infrastructure in Pennsylvania and Ohio.
Competitive Condition. Key competitors for new natural gas gathering systems include companies that own major natural gas pipelines, independent gas gatherers and integrated energy companies. When compared to the Company or its customers, some of the Company's competitors have greater capital resources and access to, or control of, larger natural gas supplies.
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
Further, natural gas as a fuel competes with other forms of energy available to end-users, including coal, liquid fuels and, increasingly, renewable and alternative energy. Demand for renewable and alternative energy is increasing generally with changes in consumer preferences and as renewable and alternative energy becomes more cost competitive with traditional fuels and more widely available. Continued increases in the demand for renewable and alternative energy at the expense of natural gas (or increases in the demand for other sources of energy, particularly if prices for natural gas significantly increase relative to other forms of energy as fuel) could lead to a reduction in demand for natural gas gathering, transmission and storage, and water services.
Regulatory Environment
FERC Regulation. The Company's interstate natural gas transmission and storage operations are regulated by the FERC under the Natural Gas Act (NGA), the Natural Gas Policy Act (NGPA) and the regulations, rules and policies promulgated under those and other statutes. Certain portions of the Company's gathering operations are also currently rate-regulated by the FERC in connection with its interstate transmission operations. The Company's FERC-regulated operations are pursuant to tariffs approved by the FERC that establish rates (other than market-based rate authority), cost recovery mechanisms and terms and conditions of service to its customers. Generally, the FERC's authority extends to:
•rates and charges for the Company's natural gas transmission and storage services and FERC-regulated gathering services;
•certification and construction of new interstate transmission and storage facilities;
•abandonment of interstate transmission and storage services and facilities and certificated gathering facilities;
•maintenance of accounts and records;
•relationships between pipelines and certain affiliates;
•terms and conditions of services and service contracts with customers;
•depreciation and amortization policies;
•acquisitions and dispositions of interstate transmission and storage facilities; and
•initiation and discontinuation of interstate transmission and storage services.
The FERC regulates the rates and charges for transmission and storage in interstate commerce. Unless market-based rates have been approved by the FERC, the maximum applicable recourse rates and terms and conditions for service are set forth in the pipeline's FERC-approved tariff. Generally, the maximum filed recourse rates for interstate pipelines are based on the cost of providing service, including the recovery of a return on the pipeline's actual and prudent historical investment costs. Key determinants in the ratemaking process include the depreciated capital costs of the facilities, the costs of providing service, the allowed rate of return and income tax allowance, as well as volume throughput and contractual capacity commitment assumptions.
Interstate pipelines may not charge rates or impose terms and conditions of service that, upon review by the FERC, are found to be unjust or unreasonable, unduly discriminatory or preferential. Rate design and the allocation of costs also can affect a pipeline's profitability. While the ratemaking process establishes the maximum rate that can be charged, interstate pipelines such as the Company's transmission and storage system are permitted to discount their firm and interruptible rates without further FERC authorization down to a specified minimum level, provided they do not unduly discriminate. In addition, pipelines are allowed to negotiate different rates with their customers, under certain circumstances. Changes to rates or terms and conditions of service, and contracts can be proposed by a pipeline company under Section 4 of the NGA, or the existing interstate transmission and storage rates or terms and conditions of service, and contracts may be challenged by a complaint filed by interested persons including customers, state agencies or the FERC under Section 5 of the NGA. Rate increases proposed by a pipeline may be allowed to become effective subject to refund and/or a period of suspension, while rates or terms and conditions of service that are the subject of a complaint under Section 5 of the NGA are subject to prospective change by the FERC. Rate increases proposed by a regulated interstate pipeline may be challenged and such increases may ultimately be rejected by the FERC.

The Company's interstate pipeline may also use negotiated rates that could involve rates above or below the recourse rate or rates that are subject to a different rate structure than the rates specified in the Company's interstate pipeline tariffs, provided that the affected customers are willing to agree to such rates and that the FERC has approved the negotiated rate agreement. A prerequisite for allowing the negotiated rates is that negotiated rate customers must have had the option to take service under the pipeline's recourse rates. As of December 31, 2020, approximately 97% of the system's contracted firm transmission capacity was subscribed by customers under negotiated rate agreements under its tariff. Some negotiated rate transactions are designed to fix the negotiated rate for the term of the firm transportation agreement and the fixed rate is generally not subject to adjustment for increased or decreased costs occurring during the contract term.
The FERC’s regulations also extend to the terms and conditions set forth in agreements for transmission and storage services executed between interstate pipelines and their customers. These service agreements are required to conform, in all material respects, with the form of service agreements set forth in the pipeline's FERC-approved tariff. Non-conforming agreements must be filed with and accepted by the FERC. In the event that the FERC finds that an agreement is materially non-conforming, in whole or in part, it could reject, or require the Company to seek modification of, the agreement, or alternatively require the Company to modify its tariff so that the non-conforming provisions are generally available to all customers or class of customers.
The FERC’s jurisdiction also extends to the certification and construction of new interstate transmission and storage facilities, including, but not limited to, acquisitions, facility replacements and upgrades, expansions, and abandonment of facilities and services. While the FERC currently exercises jurisdiction over the rates and terms of service for the Company’s FERC-regulated gathering services, these gathering facilities may not be subject to the FERC’s certification and construction authority. Prior to commencing construction of new or existing interstate transmission and storage facilities, an interstate pipeline must obtain (except in certain circumstances, such as where the activity is permitted under the FERC’s regulations or is authorized under the operator’s existing blanket certificate issued by the FERC) a certificate authorizing the construction, or file to amend its existing certificate, from the FERC.
On April 19, 2018, the FERC issued a Notice of Inquiry (Certificate Policy Statement NOI) seeking information regarding whether, and if so how, it should revise its approach under its currently effective policy statement on the certification of new natural gas transportation facilities (Certificate Policy Statement). The formal comment period in this proceeding closed on June 25, 2018 and there has been no further action. The Company cannot currently predict when the FERC will issue an order in the Certificate Policy Statement NOI proceeding, or what action the FERC may take in any such order.
The change of party control in Congress in 2021 raises the possibility of legislation revising the NGA or other statutes that may impact the Company’s existing facilities and operations or the ability to construct new facilities. Potential areas of revision include, but are not limited to, (i) amending Section 5 of the NGA to allow the FERC to require a pipeline to make refunds from the date that a NGA Section 5 complaint was filed with the FERC if rates are later found to be unjust and unreasonable; (ii) amending Section 7 of the NGA to require that condemnation authority not be exercised and construction may not begin until a FERC certificate order has been reviewed on rehearing; and (iii) amending Section 19(b) of the NGA to provide the FERC additional time to act on requests for rehearing.
The change of party control at the FERC in 2021 may also lead to regulation or policy changes (in response to court orders or the aforementioned potential statutory changes or for other reasons) including, but not limited to, (i) requiring additional review of greenhouse gas emissions attributable to a proposed pipeline project; (ii) requiring applications for new pipeline construction to contain more stringent climate change analysis; and (iii) revising the Certificate Policy Statement to require additional showing of the need for a project beyond the traditional precedent agreement analysis.
FERC Regulation of Gathering Rates and Terms of Service. Section 1(b) of the NGA exempts natural gas gathering facilities from regulation by the FERC under the NGA. While the FERC does not generally regulate the rates and terms of service over facilities determined to be performing a natural gas gathering function, it has traditionally regulated rates charged by interstate pipelines for gathering services performed on the pipeline's own gathering facilities when those gathering services are performed in connection with jurisdictional interstate transmission services. The Company currently maintains rates and terms of service in its tariff for unbundled gathering services performed on its gathering facilities in connection with the transmission service. Just as with rates and terms of service for transmission and storage services, the Company's rates and terms of service for its FERC-regulated low-pressure gathering system may be challenged by complaint and are subject to prospective change by the FERC. The Company has submitted an application to the FERC requesting authorization to abandon these low-pressure gathering facilities and services. As of December 31, 2020, the application remained pending before the FERC.
The Company believes that its high-pressure gathering systems meet the traditional tests the FERC has used to establish a pipeline's status as an exempt gatherer not subject to regulation as a jurisdictional natural gas company. However, the distinction between FERC-regulated transmission services and federally unregulated gathering services is often the subject of litigation in the industry, so the classification and regulation of these systems are subject to change based on future determinations by the FERC, the courts or the U.S. Congress.
Pipeline Safety and Maintenance. The Company's interstate natural gas pipeline system is subject to regulation by PHMSA. PHMSA has established safety requirements pertaining to the design, installation, testing, construction, operation and maintenance of gas pipeline facilities, including requirements that pipeline operators develop a written qualification program for individuals performing covered tasks on pipeline facilities and implement pipeline integrity management programs. These integrity management plans require more frequent inspections and other preventive measures to ensure safe operation of oil and natural gas transportation pipelines in high population areas or facilities that are hard to evacuate and areas of daily concentrations of people.
Notwithstanding the investigatory and preventative maintenance costs incurred in the Company's performance of customary pipeline management activities, the Company may incur significant additional expenses if anomalous pipeline conditions are discovered or more stringent pipeline safety requirements are implemented. For example, in April 2016, PHMSA published a notice of proposed rulemaking addressing several integrity management topics and proposing new requirements to address safety issues for natural gas transmission and gathering lines (the Mega Rule). The proposed Mega Rule would strengthen existing integrity management requirements, expand assessment and repair requirements to pipelines in areas with medium population densities and extend regulatory requirements to onshore gas gathering lines that are currently exempt. Part one of the Mega Rule was finalized on July 1, 2020. Two remaining parts of the Mega Rule are awaiting finalization. Dates for finalization have not been updated or released by PHMSA due to COVID-19.
Further, in June 2016, then-President Obama signed the Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2016 (the 2016 Pipeline Safety Act), extending PHMSA's statutory mandate under prior legislation through 2019. Although a reauthorization bill extending PHMSA’s statutory mandate until 2023 was introduced in 2019, Congress did not pass the bill in 2019 or 2020 and PHMSA is operating under a continuing resolution until a new bill is passed. In addition, the 2016 Pipeline Safety Act empowered PHMSA to address imminent hazards by imposing emergency restrictions, prohibitions and safety measures on owners and operators of gas or hazardous liquid pipeline facilities without prior notice or an opportunity for a hearing and also required PHMSA to develop new safety standards for natural gas storage facilities by June 2018. Pursuant to those provisions of the 2016 Pipeline Safety Act, PHMSA issued two separate Interim Final Rules in October 2016 and December 2016 that expanded the agency's authority to impose emergency restrictions, prohibitions and safety measures and strengthened the rules related to underground natural gas storage facilities, including well integrity, wellbore tubing and casing integrity. The December 2016 Interim Final Rule, relating to underground gas storage facilities, went into effect in January 2017. PHMSA determined, however, that it would not issue enforcement citations to any operators for violations of provisions of the December 2016 Interim Final Rule that had previously been non-mandatory provisions of American Petroleum Institute Recommended Practices 1170 and 1171 until one year after PHMSA issued a final rule. The final rule related to underground gas storage facilities became effective as of March 13, 2020.
Following the October 2016 Interim Final Rule, PHMSA also published two final rules on pipeline safety applicable to the Company: "Enhanced Emergency Order Procedures;" and "Safety of Gas Transmission Pipelines: Maximum Allowable Operating Pressure Reconfirmation, Expansion of Assessment Requirements." The Enhanced Emergency Order Procedures rule, which became effective on December 2, 2019, implements an existing statutory authorization for PHMSA to issue emergency orders related to pipeline safety if an unsafe condition or practice, or a combination of unsafe conditions and practices, constitutes, or is causing an imminent hazard. The Safety of Gas Transmissions Pipelines rule, which went into effect on July 1, 2020, requires operators of certain gas transmission pipelines that have been tested or that have inadequate records to determine the material strength of their lines by reconfirming the Maximum Allowable Operating Pressure, and establishes a new Moderate Consequence Area for determining regulatory requirements for gas transmission pipeline segments outside of high consequence areas. The rule also establishes new requirements for conducting baseline assessments, incorporates into the regulations industry standards and guidelines regarding design, construction and in-line inspections, and new requirements for data integration and risk analysis in integrity management programs, including seismicity, manufacturing and construction defects, and crack and crack-like defects, and includes several requirements that allow operators to notify PHMSA of proposed alternative approaches to achieving the objectives of the minimum safety standards. In 2020, the Company did not incur material compliance costs in connection with complying with the PHMSA rules applicable to the Company, and it is in the process of assessing the impact of these rules on its future costs of operations and revenue from operations.
States are generally preempted by federal law in the area of pipeline safety, but state agencies may qualify to assume responsibility for enforcing federal regulations over intrastate pipelines. They may also promulgate additive pipeline safety regulations provided that the state standards are at least as stringent as the federal standards. Although many of the Company's natural gas facilities fall within a class that is not subject to integrity management requirements, the Company may incur significant costs and liabilities associated with repair, remediation, preventive or mitigation measures associated with its non-exempt transmission pipelines. The costs, if any, for repair, remediation, preventive or mitigating actions that may be determined to be necessary as a result of the testing program, as well as lost cash flows resulting from shutting down the Company's pipelines during the pendency of any such actions, could be material to capital expenditures, earnings and the Company's competitive position.
Should the Company fail to comply with DOT regulations adopted under authority granted to PHMSA, it could be subject to penalties and fines. PHMSA has the statutory authority to impose civil penalties for pipeline safety violations up to a maximum of approximately $220,000 per day for each violation and approximately $2.2 million for a related series of violations. This maximum penalty authority established by statute will continue to be adjusted periodically to account for inflation. In addition, the Company could be required to make additional maintenance capital expenditures in the future for the above described or similar regulatory compliance initiatives that are not reflected in its forecasted maintenance capital expenditures. The Company believes that its operations are in substantial compliance with all existing federal, state and local pipeline safety laws and regulations. However, the adoption of new laws and regulations, such as those proposed by PHMSA, could result in significant added costs or delays in service or the termination of projects, which could have a material adverse effect on the Company in the future.
On December 27, 2020, then-President Trump signed the “Protecting our Infrastructure of Pipelines and Enhancing Safety (PIPES Act) of 2020.” The PIPES Act identifies areas where Congress believed additional oversight, research, or regulations was needed. The PIPES Act includes new mandates for PHMSA to require operators to update, as needed, their emergency response plans and operating and maintenance plans. The PIPES Act also requires operators to manage records and update, as necessary, their existing district regulator stations to eliminate a common mode of failure. PHMSA will also require that leak detection and repair programs consider the environment, the use of advance lead detection practices and technologies, and for operators to be able to locate and categorize all leaks that are hazardous to human safety, the environment, or can become hazardous. The Company does not anticipate incurring material capital expenditures in connection with complying with the PIPES Act.
Environmental Matters
General. The Company's operations are subject to stringent federal, state and local laws and regulations relating to the protection of the environment, which may have the following effects on the Company:
•requiring that the Company obtains various permits to conduct regulated activities;
•requiring the installation of pollution-control equipment or otherwise regulating the way the Company can handle or dispose of its wastes;
•limiting or prohibiting construction activities in sensitive areas, such as wetlands, water sources, or areas inhabited by endangered or threatened species; and
•requiring investigatory and remedial actions to mitigate or eliminate pollution conditions caused by the Company's operations or attributable to former operations.
In addition, the Company's operations and construction activities may be subject to county and local ordinances that restrict the time, place or manner in which those operations and activities may be conducted.
Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of investigatory and remedial obligations and the issuance of orders enjoining future operations or imposing additional compliance requirements. Also, certain environmental statutes impose strict, and in some cases joint and several, liability for the cleanup and restoration of sites where hydrocarbons or wastes have been disposed or otherwise released regardless of the fault of the current site owner or operator. Consequently, the Company may be subject to environmental liability at its currently owned or operated facilities for conditions caused by others prior to its involvement.
The Company has implemented programs and policies designed to keep its pipelines and other facilities in compliance with existing environmental laws and regulations, and the Company does not believe that its compliance with such legal requirements will have a material adverse effect on its business, financial condition, results of operations, liquidity or ability to pay dividends to its shareholders. Nonetheless, the trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment (and such trend will likely increase under the Biden Administration). Thus, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be significantly in excess of the amounts the Company currently anticipates. For example, in October 2015, the EPA revised the National Ambient Air Quality Standards (NAAQS) for ozone from 75 parts per billion for the current eight-hour primary and secondary ozone standards to 70 parts per billion for both standards. The EPA may designate the areas in which the Company operates as nonattainment areas. States that contain any areas designated as nonattainment areas will be required to develop implementation plans demonstrating how the areas will attain the applicable standard within a prescribed period of time. These plans may require the installation of additional equipment to control emissions. In addition, in May 2016, the EPA finalized rules that impose volatile organic compound and methane emissions limits (and collaterally reduce methane emissions) on certain types of compressors and pneumatic pumps, as well as requiring the development and implementation of leak monitoring plans for compressor stations. The EPA finalized amendments to some requirements in these standards in March 2018, September 2018 and September 2020, including rescission of certain requirements and revisions to other requirements such as fugitive emissions monitoring frequency. In September 2020, the EPA issued a correction to the regulations, removing transmission and storage segments from the source category subject to the rule and removing the methane emissions limits from the rule. President Biden has ordered the EPA to review these rules. Compliance with these or other new regulations could, among other things, require installation of new emission controls on some of the Company's equipment, result in longer permitting timelines, and significantly increase the Company's capital expenditures and operating costs, which could adversely affect the Company's business. The Company tries to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance. While the Company believes that it is in substantial compliance with existing environmental laws and regulations, there is no assurance that the current conditions will continue in the future.
Finally, pursuant to the Executive Order on Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis, on January 20, 2021, President Biden directed the heads of all federal agencies to review “all existing regulations, orders, guidance documents, policies, and any other similar agency actions (agency actions) promulgated, issued, or adopted” during the Trump administration for consistency with the policies established in the new Biden Administration order. Regulatory actions resulting from this review could adversely affect the Company’s business, including by requiring additional capital expenditures and increasing operating costs.
The following is a discussion of several of the material environmental laws and regulations, as amended from time to time, that relate to the Company's business.
Hazardous Substances and Waste. The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a "hazardous substance" into the environment. These persons include current and prior owners or operators of the site where a release of hazardous substances occurred and companies that transported, disposed or arranged for the transportation or disposal of the hazardous substances found at the site. Under CERCLA, these "responsible persons" may be subject to strict and joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. The Company generates materials in the course of its ordinary operations that are regulated as "hazardous substances" under CERCLA or similar state laws and, as a result, may be jointly and severally liable under CERCLA, or such laws, for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment.
In the ordinary course of the Company's operations, the Company generates wastes constituting solid wastes, and in some instances hazardous wastes, which are subject to the requirements of the Resource Conservation and Recovery Act (RCRA) and comparable state statutes. While the RCRA regulates both solid and hazardous wastes, it imposes strict requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. While certain petroleum production wastes are excluded from RCRA's hazardous waste regulations, it is possible that these wastes will in the future be designated as "hazardous wastes" and be subject to more rigorous and costly disposal requirements, which could have a material adverse effect on the Company's maintenance capital expenditures and operating expenses.
The Company owns, leases or operates properties where petroleum hydrocarbons are being or have been handled for many years. The Company has generally utilized operating and disposal practices that are standard in the industry at the time, although petroleum hydrocarbons or other wastes may have been disposed of or released on or under the properties owned, leased or operated by the Company, or on or under the other locations where these petroleum hydrocarbons and wastes have been transported for treatment or disposal. Petroleum hydrocarbons or other wastes may have been disposed or released on certain of these properties by third parties that previously operated, owned or leased these properties and whose treatment and disposal or release of petroleum hydrocarbons and other wastes were not under the Company's control. These properties and the wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under these laws, the Company could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to perform remedial operations to prevent future contamination.
Air Emissions. The federal Clean Air Act and comparable state laws and regulations restrict the emission of air pollutants from various industrial sources, including the Company's compressor stations, and also impose various monitoring and reporting requirements. Such laws and regulations may require that the Company obtain pre-approval for the construction or modification of certain projects or facilities, obtain and strictly comply with air permits containing various emissions and operational limitations and utilize specific emission control technologies to limit emissions. The Company's failure to comply with these requirements could subject it to monetary penalties, injunctions, conditions or restrictions on operations and, potentially, criminal enforcement actions. The Company may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining permits and approvals for air emissions. These types of capital expenditures could also be required in areas that are nonattainment for the ozone national ambient air quality standards depending on the design of the relevant state’s implementation plan to meet the air quality standards. Compliance with these requirements may require modifications to certain of the Company's operations, including the installation of new equipment to control emissions from the Company's compressors that could result in significant costs, including increased capital expenditures and operating costs, and could adversely affect the Company's business.
Climate Change. Legislative and regulatory measures to address climate change and greenhouse gas (GHG) emissions are in various phases of discussion or implementation and will be a major focus of the Biden Administration. On January 27, 2021, President Biden signed an Executive Order on “Tackling the Climate Crisis at Home and Abroad.” This Executive Order contains sweeping direction to the executive branch to address climate issues. Among other things, the order put a “pause” on any new oil and natural gas leases on public lands or in offshore waters pending completion of a review by the Department of the Interior. The Interior Department is also to consider whether to adjust oil and gas royalties associated with fossil fuels extracted from public lands and offshore waters.
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
The EPA has also regulated methane and volatile organic compound emissions from the oil and gas sector through its new source performance standard program. In September 2020, the EPA issued a final rule that removed the transmission and storage segments from the source category subject to the methane and volatile organic compound emissions limitations. That regulation also removed the methane emissions limitations. In an Executive Order issued on January 20, 2021, President Biden directed the EPA to review this rule and consider suspending, revising, or rescinding it.
In addition, in 2015, the U.S., Canada, and the U.K. participated in the United Nations Conference on Climate Change, which led to the creation of the Paris Agreement. The Paris Agreement, which was signed by the U.S. in April 2016, requires countries to review and "represent a progression" in their intended nationally determined contributions (which set GHG emission reduction goals) every five years beginning in 2020. The United States withdrew from the Paris Agreement in 2020; however, President Biden signed an executive order on January 20, 2021, for the United States to rejoin the Paris Agreement. Depending on the United States’ nationally determined contribution and how it is achieved, the Company could be required to reduce its GHG emissions, which would increase the Company’s cost of environmental compliance.
The U.S. Congress, along with federal and state agencies, has considered measures to reduce the emissions of GHGs. Legislation or regulation that restricts carbon emissions could increase the Company's cost of environmental compliance by requiring the Company to install new equipment to reduce emissions from larger facilities and/or, depending on any future legislation, purchase emission allowances. The effect of climate change legislation or regulation on the Company's business is currently uncertain. If the Company incurs additional costs to comply with such legislation or regulations, it may not be able to pass on the higher costs to its customers or recover all the costs related to complying with such requirements and any such recovery may depend on events beyond the Company's control, including the outcome of future rate proceedings before the FERC or state regulatory agencies and the provisions of any final legislation or implementing regulations. The Company's future results of operations, cash flows or financial condition could be adversely affected if such costs are not recovered through regulated rates or otherwise passed on to its customers. Additionally, the Company's producer customers may also be affected by legislation or regulation, which may, directly or indirectly, adversely impact their ability and willingness to produce natural gas and accordingly affect such producers' financial health or reduce the volumes delivered to the Company and demand for its services. Climate change and GHG legislation or regulation could delay or otherwise negatively affect efforts to obtain and maintain permits and other regulatory approvals for existing and new facilities, impose additional monitoring and reporting requirements or adversely affect demand for the natural gas the Company gathers, transports and stores. The effect on the

Company of any new legislative or regulatory measures on the Company will depend on the particular provisions that are ultimately adopted.
Water Discharges. The federal Clean Water Act and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants or dredged and fill material into state waters as well as waters of the United States, including adjacent wetlands. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of permits issued by the EPA, the Army Corps or an analogous state agency. In September 2015, new EPA and Army Corps rules defining the scope of the EPA's and the Army Corps' jurisdiction became effective (the 2015 Clean Water Rule). But the 2015 Clean Water Rule was promptly challenged in courts and was enjoined by judicial action in some states. Further, in October 2019 the EPA issued a rule repealing the 2015 Clean Water Rule and recodifying the preexisting regulations. In June 2020, new EPA and Army Corps regulations narrowing the regulatory scope of the Clean Water Act became effective (the 2020 Navigable Waters Protection Rule). Like the 2015 Clean Water Rule, the 2020 Navigable Water Protection Rule was promptly challenged in courts and has been enjoined by judicial action in at least one state. To the extent that any future rules expand the scope of the Clean Water Act's jurisdiction, the Company could face increased costs and delays with respect to obtaining permits for activities in jurisdictional waters, including wetlands.
Spill prevention, control and countermeasure requirements of federal laws require appropriate containment berms and similar structures to help prevent the contamination of regulated waters in the event of a hydrocarbon spill, rupture or leak. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws. The Company believes that compliance with existing permits and foreseeable new permit requirements will not have a material adverse effect on its business, financial condition, results of operations, liquidity or ability to pay dividends to its shareholders.
National Environmental Policy Act. The construction of interstate natural gas transportation pipelines pursuant to the NGA requires authorization from the FERC. The FERC actions are subject to the National Environmental Policy Act (NEPA). NEPA requires federal agencies, such as the FERC, to evaluate major federal actions having the potential to significantly affect the environment. In the course of such evaluations, an agency will either prepare an environmental assessment that examines the potential direct, indirect and cumulative effects of a proposed project or, if necessary, a more detailed Environmental Impact Statement. Any proposed plans for future construction activities that require FERC authorization will be subject to the requirements of NEPA. This process has the potential to significantly delay or limit, and significantly increase the cost of, development of midstream infrastructure. In September 2020, new Council on Environmental Quality regulations intended to streamline the NEPA evaluation process went into effect. These rules have been challenged in courts, although initial efforts to enjoin enforcement of the rule were unsuccessful.
Endangered Species Act. The federal Endangered Species Act (ESA) restricts activities that may adversely affect endangered and threatened species or their habitats. Federal agencies are required to ensure that any action authorized, funded or carried out by them is not likely to jeopardize the continued existence of listed species or modify their critical habitat. While some of the Company's facilities are located in areas that are designated as habitats for endangered or threatened species, the Company is confident that it is in substantial compliance with the ESA. The designation of previously unprotected species as being endangered or threatened, or the designation of previously unprotected areas as a critical habitat for such species, could cause the Company to incur additional costs, result in delays in construction of pipelines and facilities, or cause the Company to become subject to operating restrictions in areas where the species are known to exist. For example, the FWS continues to receive hundreds of petitions to consider listing additional species as endangered or threatened and is being regularly sued or threatened with lawsuits to address these petitions. Some of these legal actions may result in the listing of species located in areas in which the Company operates. Throughout 2020, the United States Department of Interior narrowed the ESA regulations and their applicability. These regulations have been challenged in the courts.
Employee Health and Safety. The Company is subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act (OSHA) and comparable state statutes, whose purpose is to protect the health and safety of workers. In addition, the OSHA hazard communication standard, the EPA community "right-to-know" regulations and comparable state laws and regulations require that information be maintained concerning hazardous materials used or produced in the Company's operations and that this information be provided to employees, state and local government authorities and citizens. The Company is confident that it is in substantial compliance with all applicable laws and regulations relating to worker health and safety.

Seasonality
Weather affects natural gas demand for power generation and heating purposes. Peak demand for natural gas typically occurs during the winter months as a result of the heating load.
Human Capital Management
To ensure that we are well positioned to provide innovative solutions and reliable energy infrastructure services in a safe, efficient and responsible manner, the Company seeks to employ a team of highly dedicated and accomplished people who genuinely care about the success of the Company. Creating an engaging workplace environment that provides for competitive pay and benefits, attractive career development opportunities, and a collaborative, respectful culture further enables the Company to achieve continued success.
As of December 31, 2020, the Company had 771 employees; during 2020, the Company's overall turnover was just above 6% (with less than 4% being voluntary turnover) of the total employee population. While most of the Company's employees work a full-time schedule, the Company does offer several flexible work opportunities including the option for part-time and remote work, as applicable based on job duties, as well as alternative work schedules.
Company Culture. The Company’s culture is shaped by its five core values of Safety, Integrity, Collaboration, Transparency, and Excellence. These values are the essence of the Company's identity and provide the framework for the conduct of its employees, as well as the relationships the Company has with its stakeholders, including its customers, communities, vendors, and shareholders.
In July 2019, the Company formed a Culture Champions Group, which consists of a diverse representation of employees across the organization below the director level, with the objective of soliciting suggestions from employees on ways to enhance the Company's culture. In early 2020, the Company also conducted an anonymous culture survey to seek feedback from employees on a variety of topics, including understanding of the Company's strategy, vision, departmental coordination, employee development, and empowerment. Based on the results of the survey, as well as feedback provided to the Culture Champions Group, the Company has implemented a number of actions within the organization to improve and enhance employee recognition, leadership visibility and communication, and integration and collaboration between departments, including but not limited to coffee talks (informational sessions on various topics), peer networking initiatives, lunches with leaders, and employee communication sessions.
Diversity and Inclusion. The Company believes each employee is essential to its continued success and the Company seeks to provide every employee with the foundation and environment needed to achieve the employee’s goals. This objective begins with the Company's commitment to diversity and inclusion. In July 2020, the Company formally launched its Inclusion program, which focuses on the Company's core value of Collaboration through cultivating an inclusive, respectful work environment that values differing perspectives and encourages the power of teamwork and accountability. The Company's program is composed of four pillars – Accountability, External Recruitment Outreach, Internal Outreach, and External Partnerships. Through each of these pillars, the Company seeks to touch every aspect of its business. During 2020, under this program, the Company launched a micro-learning platform providing employees with inclusion-related content on a bi-weekly basis; conducted manager inclusion training; completed a review of human resources policies in support of an inclusive work environment; created an Inclusion scorecard to capture relevant employee demographics for discussion with leadership; and began the steps to establish the Company's first gender neutral restroom in its headquarters location.
The Company also partners with several diverse organizations from a networking and recruitment perspective. Through these partnerships, the Company aims to broaden and extend its recruitment outreach efforts with an emphasis on finding and hiring diverse individuals, including veterans and ethnically diverse individuals, and persons who identify as having a disability. The Company's supply chain organization also recognizes the value of supplier diversity and acknowledges and tracks its spend with diverse contract suppliers.
Total Rewards. The Company believes its employees are critical to the success of its business, and the Company structures its total rewards and benefits offerings to attract and retain a talented and engaged workforce. These benefits include, but are not limited to, the following:
•Comprehensive health insurance, including access to health savings accounts, to all full-time employees and part-time employees working at least 20 hours per week;
•A Take Charge Wellness program, through which the Company offers wellness information, education and special programs, including in certain instances health coaches, to employees and their family members on topics such as nutrition, fitness, safety and disease prevention;

•Annual flu immunizations;
•Access to an Employee Assistance Program;
•Tuition reimbursement through an Education Assistance Program;
•Adoption assistance;
•Paid time off for holidays, vacation, bereavement, jury duty, military and volunteer time;
•Paid short-term and long-term disability and life insurance and business travel insurance;
•Medical spending accounts for eligible retirees;
•Flexible work arrangements, including a new telecommuting policy beginning in 2019 for employees, upon approval, to work remotely on a temporary or permanent basis and alternative work schedules;
•Competitive base salaries and annual incentive plan and long-term incentive opportunities; and
•A retirement plan in which the Company matches 50% of every dollar the employee contributes up to a maximum of 3% of base compensation, including overtime, pay in lieu of vacation and annual incentive awards and a retirement contribution equal to 6% of the employee’s salary and annual incentive award.
Safety. Above all else, safety is the Company's main priority – this includes the safety of its employees, contractors, and communities – always. The Company is committed to maintaining a strong safety culture and to emphasizing the importance of its employees’ role in identifying, mitigating and communicating safety risks. The Company's Board of Directors (Board) provides oversight for the Company's safety initiatives through the Health, Safety, Security and Environmental (HSSE) Committee of the Board. The Company tracks numerous safety-related metrics to evaluate its safety performance and has incorporated safety metrics into the Company's annual incentive plan. By linking these metrics to employees’ compensation, the Company believes it can more effectively and proactively address safety issues, increase the safety of the Company's worksites and offices, and achieve employee buy-in. Additionally, the Company's President and Chief Operating Officer distributes monthly comprehensive safety memorandums to all employees and members of the Board keeping them abreast of the Company’s safety performance. In 2020, the Company experienced the following safety highlights:
•612% increase in safety observations over 2019;
•197 proactive corrected safety hazards;
•36% decrease in employee OSHA Days Away Restricted or Transferred (DART) rate over 2019;
•11% decrease in employee OSHA Total Recordable Incident Rate over 2019; and
•10% decrease in employee incident with serious potential rate over 2019.
In connection with the COVID-19 pandemic, the Company has proactively undertaken a number of company-wide measures intended to promote the safety of field and office-based employees and contractors (including, among other things, establishing an Infectious Disease Response Team, instituting enhanced self-protection and office sanitation measures, eliminating non-essential business travel, implementing a mandatory work-from-home protocol for a substantial majority of the Company’s employees through at least June 1, 2021, instituting face covering protocols, providing certain medical benefit enhancements, practicing social distancing in field operations where possible, sharing the Company’s infectious disease response plan with suppliers and contractors, and timely communicating updates to employees and other relevant parties). In addition, the Company has implemented additional mitigation efforts in connection with the remobilization of certain field employees and contractors. The Company’s Infectious Disease Response Team continues to monitor and assist in implementing mitigation efforts in respect of potential areas of risk for the Company and its stakeholders.
Talent Development. The Company believes it has a robust talent and leadership development framework. The Management Development and Compensation Committee of the Board oversees the development program for the Company's executive officers and other key members of management. The Company provides leadership training to multiple levels of Company leaders and managers. The Company also offers customized, executive-level assessment and development programs for its senior leaders. In addition to the structured leadership programs offered, several of the Company's employees have participated in individual coaching sessions with professional coaches.

In addition, the Company offers other learning opportunities for employees across the organization to enhance their skill sets. The Company has a partnership with an external organization that offers a broad range of training centered on professional skills, desktop applications, and technical knowledge. Additionally, all of the Company's employees participate in required compliance training and a certain population of the Company's employees participate in operational and important safety trainings geared towards their individual roles within the organization. For 2020, the Company's employees completed an aggregate of more than 8,330 hours of training covering the aforementioned topics.
Additional Information. The Company publishes an annual Corporate Sustainability Report (CSR), which contains the most recent available data on a variety of topics, including those discussed above under the heading “Human Capital Management.” Copies of the 2020 CSR are available free of charge on the Company’s website (www.equitransmidstream.com), by selecting the “Sustainability” tab on the main page and then the “Sustainability Reporting” link. Information included in the CSR is not incorporated into this Annual Report on Form 10-K.
Availability of Reports
The Company makes certain filings with the SEC, including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments and exhibits to those reports, available free of charge through its website, www.equitransmidstream.com, as soon as reasonably practicable after they are filed with or furnished to the SEC. Reports filed with, or furnished to, the SEC are also available on the SEC's website at www.sec.gov.
Item 1A.    Risk Factors
In addition to the other information contained in this Annual Report on Form 10-K, the following risk factors (and related summary) should be considered in evaluating our business and future prospects. The following discussion of risk factors, including the summary, contains forward-looking statements. The summary below is not exhaustive and is qualified by reference to the full set of risk factors set forth in this section.
The risk factors may be important for understanding any statement in this Annual Report on Form 10-K or elsewhere. The following information, including the full set of risk factors set forth in this section, should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and accompanying notes included in “Item 8. Financial Statements and Supplementary Data.” Note that additional risks not presently known to us or that are currently considered immaterial may also have a negative impact on our business and operations. If any of the events or circumstances described below actually occurs, our business, financial condition, results of operations, liquidity or ability to pay dividends could suffer and the trading price of our common stock could decline.
Because of the following factors, as well as other variables affecting our results of operations, past performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

Summary of Risk Factors
Risks Related to Our Operations
•We depend on EQT for a substantial majority of our revenues and future growth and therefore are subject to the business and liquidity risks of EQT, and any further decrease in EQT’s drilling or completion activity could adversely affect us.
•Decreases in production of natural gas in our areas of operation, and the lack of diversification of our assets and geographic locations, could further adversely affect us.
•The challenging regulatory approval process for the construction of new midstream assets could impact our or the MVP Joint Venture’s ability to obtain or maintain all approvals necessary to complete certain projects on time or at all or our ability to achieve the expected investment returns on the project. If we do not complete expansion projects, our future growth may be limited and expanding our business by constructing new midstream assets subjects us to risk.
•Reviews of our goodwill and intangible and other long-lived assets have resulted in and could result in significant impairment charges, including with respect to our investment in the MVP Joint Venture.
•Our subsidiaries’ significant indebtedness, and any future indebtedness, as well as the restrictions under our subsidiaries’ debt agreements, could adversely affect us.
•Increased competition from other companies that provide gathering, transmission and storage, and water services, or from alternative fuel sources, could have a negative impact on customer throughput and the demand for our services and could limit our ability to grow.
•We are exposed to the credit risk of our counterparties in the ordinary course of our business.
•We may not be able to realize the expected investment return under certain of our existing contracts, or renew or replace expiring contracts at favorable rates, on a long-term basis or at all.
•Our Hammerhead gathering agreement and pipeline are the subject of a dispute with EQT and we may be affected adversely by this dispute.
•The outbreak of COVID-19 (or any future pandemic), and related declines in economic output and demand for natural gas, could harm our business and adversely affect us.
•The demand for the services provided by our water services business could decline, including because of competition.
•Third-party pipelines and other facilities interconnected to our pipelines and facilities may become unavailable to transport or process natural gas.
•Joint ventures that we have entered into (or may in the future enter into) might restrict our operational and corporate flexibility and divert our management’s time and our resources and it may be difficult or impossible for us to cause these joint ventures to take actions that we believe would be in our or the joint venture’s best interests.
•Acquisitions that we may make could reduce, rather than increase, our results of operations and liquidity, and adversely affect our ability to pay dividends to our shareholders.
•We may be unable to obtain financing on satisfactory terms and any financing transactions may increase our financial leverage or cause dilution to our shareholders. A further downgrade of EQM’s credit ratings, including in connection with the MVP project or customer credit ratings changes, including EQT’s, could impact our liquidity, access to capital, and costs of doing business.
•We face and will continue to face opposition and negative public perception to the development of our expansion projects and the operation of our pipelines and facilities from various groups.
•We do not insure against all potential losses and could be seriously harmed by unexpected liabilities.
•Terrorist or cyber security attacks or threats thereof aimed at our pipelines or facilities or surrounding areas and new laws and regulations governing data privacy could adversely affect us.
•Events caused by climate change could affect our operations.

•Significant portions of our pipeline systems have been in service for several decades. We do not own all of the land on which our assets are located, which could disrupt our operations and future development.
•Our exposure to direct commodity price risk may increase in the future.
•The loss or disengagement of key personnel could adversely affect our ability to execute our plans.
•Changes in the method of determining the London Interbank Offered Rate (LIBOR), or the replacement of the LIBOR with an alternative reference rate, may adversely affect interest related to our outstanding debt.
Legal and Regulatory Risk
•Our natural gas gathering, transmission and storage services are subject to extensive regulation. Changes in or additional regulatory measures, and related litigation, could have a material adverse effect on us.
•We may incur significant costs and liabilities as a result of adverse events and increased maintenance or repair expenses and downtime or as a result of increasingly stringent pipeline safety regulation.
Risks Related to an Investment in Us
•We face certain risks related to the tax treatment of EQM and any potential audit adjustment to EQM’s income tax returns for tax years beginning after 2017.
•Our stock price may fluctuate significantly and your percentage of ownership in us may be diluted in the future.
•We cannot guarantee the timing, amount or payment of dividends on our common stock.
•Anti-takeover provisions contained in our governing documents and Pennsylvania law could impair an attempt to acquire us and our exclusive forum provision in our governing documents could discourage lawsuits against us and our directors and officers.
•We may experience difficulties with implementation and operation of our new enterprise resource planning software solution.
•Equitrans Midstream Preferred Shares issued as part of the EQM Merger and the related Restructuring present a number of risks to current and future holders of our common stock.
Risks Related to the Separation
•We continue to face risks related to the Separation including, among others, those related to U.S. federal income taxes, contingent liabilities allocated to us following the Separation, EQT's obligations under certain Separation-related agreements, potential conflicts arising from certain members of management and directors holding stock in both EQT and us, and potential indemnification liabilities.

Risk Factors
Risks Related to Our Operations
We depend on EQT for a substantial majority of our revenues and future growth. Therefore, we are subject to the business and liquidity risks of EQT, and any further decrease in EQT’s drilling or completion activity (or significant production curtailments) could adversely affect our business and operating results.
Historically, we have provided EQT a substantial percentage of its natural gas gathering, transmission and storage and water services. EQT accounted for approximately 64% of our revenues for the year ended December 31, 2020. We expect to derive a substantial majority of our revenues from EQT for the foreseeable future, including as a result of the EQT Global GGA.
Given the scope of our business relationship with EQT, any event, whether in our areas of operations or otherwise, that adversely affects EQT’s production, financial condition, leverage, results of operations or cash flows may adversely affect us. Accordingly, we are subject to the business risks of EQT, including the following:
•prevailing and projected natural gas, natural gas liquids (NGLs) and oil prices and the effect thereon of the significant reduction in the number of operating drilling rigs in the United States in 2020 as a result of the COVID-19 pandemic’s impact on already declining gas demand, that reduced or curtailed production of associated natural gas from oil wells in other formations such as the Permian Basin;
•natural gas price volatility or a sustained period of lower commodity prices, which may have an adverse effect on EQT’s drilling operations, revenue, profitability, future rate of growth, creditworthiness and liquidity;
•decisions of EQT’s management in respect of curtailing (or subsequently bringing back online) natural gas production, choke management, timing of turning wells in line, and rig and completion activity;
•a further reduction in or slowing of EQT’s anticipated drilling and production schedule, which would directly and adversely impact demand for our services;
•the proximity, capacity, cost and availability of gathering and transportation facilities, and other factors that result in differentials to benchmark prices;
•the availability and cost of capital on a satisfactory economic basis to fund EQT’s operations and refinance existing indebtedness as it becomes due, any changes in EQT’s credit ratings and the effects of EQT’s credit support obligations on such availability;
•the costs of producing natural gas and the availability and costs of drilling rigs and crews and other equipment;
•infrastructure capacity constraints and interruptions;
•geologic considerations;
•risks associated with the operation of EQT’s wells and facilities, including potential environmental liabilities;
•EQT’s ability to identify exploration, development and production opportunities based on market conditions;
•uncertainties inherent in projecting future rates of production, levels of reserves, and demand for natural gas, NGLs and oil;
•EQT’s ability to develop additional reserves that are economically recoverable, to optimize existing well production and to sustain production, including by use of large-scale, sequential, highly choreographed drilling and hydraulic fracturing, including combo and return-to-pad development;
•EQT’s ability or intention to develop additional reserves not covered by our assets or obligations to build;
•EQT’s ability to achieve anticipated efficiencies associated with its strategic plan, execute on strategic transactions, if any, and continue to execute on its de-levering plan;
•adverse effects of governmental and environmental regulation, including the availability of drilling permits, the regulation of hydraulic fracturing (including limitations in respect of engaging in hydraulic fracturing in specific areas), the potential removal of certain federal income tax deductions with respect to natural gas and oil exploration and development or additional state taxes on natural gas extraction, changes in tax laws and negative public perception regarding EQT’s operations;

•availability of water sources relative to EQT's operating areas;
•the loss of key personnel and/or the effectiveness of their replacements; and
•risk associated with cyber security, environmental activists and other threats.
On February 17, 2021, EQT announced a projected 2021 capital expenditure forecast of $1.10 billion to $1.20 billion compared to 2020 actual capital expenditures of $1.08 billion. EQT may reduce its capital spending in the future based on commodity prices or other factors. Unless we are successful in attracting significant new customers, our ability to maintain or increase the capacity subscribed and volumes transported or gathered under service arrangements on our gathering, transmission and storage and water systems will depend on receiving consistent or increasing commitments from EQT. While EQT has dedicated a significant amount of its acreage to us, and executed long-term contracts with substantial firm reservation and MVCs on our systems, it may determine in the future that drilling in areas outside of our current areas of operations is strategically more attractive to it, and other than the firm reservations and MVCs, it is under no contractual obligation to maintain its production dedicated to us. Moreover, EQT’s publicly-disclosed strategy continues to focus on capital efficiency, reducing indebtedness and free cash flow generation as opposed to volume growth. On February 17, 2021, EQT publicly disclosed that its development program is expected to result in approximately flat sales volumes for 2021 relative to EQT's pro-forma 2020 levels (reflecting acreage acquired by EQT from Chevron U.S.A. Inc. in 2020 (the Chevron Acquisition)). A reduction in the capacity subscribed or volumes transported or gathered on our systems by EQT (or lack of growth in respect of such volumes) could have a material adverse effect on our business, financial condition, results of operations, liquidity and our ability to pay dividends to our shareholders.
EQT may also elect to reduce its drilling activity or curtail production if commodity prices, including natural gas prices in the Appalachian Basin, do not improve to levels EQT determines to be sufficient to justify drilling and production or if such prices decrease below EQT's preferred levels. Fluctuations in energy prices can also greatly affect the development of EQT’s and other producers’ respective reserves and declining prices could have a negative impact on EQT’s and other producers’ development and production activity which could be material depending on the severity of the downturn in prices. In general terms, the prices of natural gas, oil and other hydrocarbon products fluctuate in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. These factors include worldwide political and economic conditions, the length and severity of the COVID-19 outbreak and its effect on oil, NGLs and natural gas prices (and the positive impact lower oil prices have had and are expected to have on natural gas prices in the near- and medium-term, primarily as a result of corresponding declines in the production of associated gas in the United States), weather conditions and seasonal trends, the levels of domestic production and consumer demand, new exploratory finds of natural gas, the levels of imported and exported natural gas, oil and LNG, the availability of transportation systems with adequate capacity, the volatility and uncertainty of regional pricing differentials, the price and availability of (and adoption rate of) alternative fuels, the effect of energy conservation measures, the nature and extent of governmental regulation and taxation, and the anticipated future prices of natural gas, oil, LNG and other commodities. Due to these and other factors, even if reserves are known to exist in areas serviced by our assets, producers have chosen, and may choose in the future, not to develop those reserves. Sustained reductions in development or production activity in our areas of operation could lead to reduced utilization of our services, including our water services which are directly associated with producers’ well completion activities and fresh and produced water needs (which are partially driven by horizontal lateral lengths and the number of completion stages per well).
Any sustained reductions in development or production activity in our areas of operation, particularly from EQT, could adversely affect our business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders.
Additionally, the execution of the EQT Global GGA was based upon assumptions, including regarding EQT’s forecasted drilling and production levels and volumes on our system, that our management believed appropriate at the time of execution. If any of the assumptions fail to be realized, or if actual results differ from these assumptions, we may not achieve anticipated benefits associated with the EQT Global GGA. Failure to achieve anticipated benefits associated with the EQT Global GGA may have a negative impact on our business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders. Further, if EQT's volumes on our systems do not meet levels we assumed at the time of executing the EQT Global GGA and, during the period of such lower volumes, gathering fee reductions take effect following the in-service date of the MVP as required under the EQT Global GGA, our business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders may be adversely affected. See “EQT Global GGA” in Note 6 to the consolidated financial statements for additional information.

Decreases in production of natural gas in our areas of operation have adversely affected, and future decreases could further adversely affect, our business and operating results and reduce our cash available to pay cash dividends to our shareholders.
Our business is dependent on the continued availability of natural gas production and reserves in our areas of operation. A sustained low-price environment for natural gas or regulatory limitations has adversely affected and could in the future adversely affect development of additional reserves and production that is accessible by our pipeline and storage assets and fresh water sources. Production from natural gas wells naturally declines over time. The amount of natural gas reserves underlying these wells may also be less than anticipated, and the rate at which production from these reserves declines may be greater than anticipated. Additionally, producers may determine in the future that drilling activities in areas outside of our current areas of operations are strategically more attractive to them due to the price environment for natural gas, including locally, or other reasons. A further reduction, or lack of growth, in the natural gas volumes supplied by producers could result in reduced throughput on our systems and adversely impact our ability to sustain and/or grow our operations and pay dividends to our shareholders. Accordingly, maintaining or increasing the contracted capacity or the volume of natural gas gathered, transported and stored on our systems and cash flows associated therewith is substantially dependent on our customers continually accessing additional reserves of natural gas in or accessible to our current areas of operations.
The primary factors affecting our ability to obtain non-dedicated sources of natural gas include the level of successful drilling activity near our systems and our ability to compete for volumes from successful new wells, and most development areas in our areas of operation are already dedicated to us or one of our competitors. While EQT has dedicated production from a substantial portion of its leased properties to us, we have no control over the level of drilling activity in our areas of operation, the amount of reserves associated with wells connected to our gathering and transmission systems or the rate at which production from a well declines. In addition, we have no control over EQT or other producers or their drilling or production decisions, which are affected by, among other things, the availability and cost of capital, producers’ focus on generating free cash flow and/or de-levering, prevailing and projected energy prices, hedging strategies, demand for hydrocarbons, levels of reserves, the producers’ contractual obligations to us and other midstream companies, geological considerations, environmental or other governmental regulations, the availability of drilling permits, the availability of drilling rigs and crews, and other production and development costs.
Fluctuations in energy prices can also greatly affect the development of new natural gas reserves. In general terms, the prices of natural gas, oil and other hydrocarbon products fluctuate in response to certain factors such as those described under the heading “We depend on EQT for a substantial majority of our revenues and future growth. Therefore, we are subject to the business and liquidity risks of EQT, and any further decrease in EQT’s drilling or completion activity (or significant production curtailments) could adversely affect our business and operating results.” Henry Hub spot and local spot natural gas prices, which were under pressure prior to the COVID-19 outbreak due primarily to a warmer than normal 2019 - 2020 winter heating season, a temperate spring 2020 season and an oversupply of natural gas (caused in part by the significant increase in production of associated gas from the Permian Basin and similar basins in recent years), were further pressured by a reduction in global demand for natural gas during 2020 (for which the COVID-19 outbreak was a contributing factor), lack of available natural gas storage and the continued significant supplies of natural gas produced, particularly from the Appalachian Basin. The Henry Hub natural gas price ranged from $1.33 per MMbtu to $3.03 per MMbtu between January 1, 2020 and December 31, 2020, with some prices reflecting the lowest natural gas prices in more than 20 years. Further, market prices for natural gas in the Appalachian Basin continue to be lower than Henry Hub natural gas prices and were significantly lower during portions of 2020. Natural gas prices have improved since the spring of 2020 and are expected to further improve during 2021, as reflected by the natural gas forward price strip as of February 19, 2021, primarily due to demand, such as in the winter months, for natural gas potentially exceeding available supply (as a result of, in part, the decrease in associated gas production from the Permian Basin given the dramatic decrease in oil production caused by historical low oil prices during the first half of 2020). However, the length and extent of that price recovery (if any) and its effect on the development plans of our customers, which impact both our ability to execute new commercial agreements with our customers as well as the volumetric-based fee revenues we earn under existing contracts, will be impacted by global demand for natural gas, the length and severity of the 2020-2021 winter heating season, rates of natural gas production (including amounts of associated gas from the Permian Basin, which certain analysts are projecting will increase in 2021 and later years), and the length and severity of the COVID-19 outbreak. There is no assurance that the elevated natural gas prices indicated by the forward natural gas price strip as of February 19, 2021 will be realized or be realized for any particular length of time or that producers will increase production volume as a result of any particular price level.
Low natural gas prices, particularly in the Appalachian Basin, have had a negative impact on exploration, development and production activity and on utilization of our systems and, if sustained, could lead to a material decrease in such activity and further decreases in such utilization. Because of these factors, even if new natural gas reserves are known to exist in areas served by our assets, producers may choose not to develop those reserves. Moreover, EQT and other producers may not develop the acreage they have dedicated to us. If reductions in drilling activity result in our inability to maintain levels of contracted capacity and throughput, there could be a material adverse effect on our business, results of operations, financial condition, liquidity and ability to pay dividends to our shareholders.
We do not obtain independent evaluations of natural gas reserves connected to our systems. Accordingly, we do not have independent estimates of total reserves connected to our systems or the anticipated life of such reserves. If the total reserves or estimated life of the reserves connected to our systems are less than we anticipate, or the timeline for the development of reserves is longer than we anticipate, and we are unable to secure additional sources of natural gas, there could be a material adverse effect on our business, results of operations, financial condition, liquidity and ability to pay dividends to our shareholders.
If new supplies of natural gas are not obtained to replace the natural decline in volumes from existing supply basins in our areas of operation, or if natural gas supplies are diverted to serve other markets, the overall volume of natural gas gathered, transported and stored on our systems would decline, which could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders.
The regulatory approval process for the construction of new midstream assets is very challenging, and decisions by regulatory and judicial authorities in pending or potential proceedings could impact our or the MVP Joint Venture’s ability to obtain or maintain in effect all approvals and authorizations necessary to complete certain projects on the targeted time frame or at all or our ability to achieve the expected investment returns on the projects.
Certain of our internal growth projects require regulatory approval from federal, state and/or local authorities prior to and/or in the course of construction, including any extensions from, expansions of or additions to our and the MVP Joint Venture’s transmission and storage systems. The approval process for certain projects has become increasingly slower and more difficult, due in part to state and local concerns related to exploration and production, transmission and gathering activities in production areas, including the Marcellus and Utica Shales, and the increasingly negative public perception regarding the oil and gas industry, including major pipeline projects like the MVP and MVP Southgate. Further, regulatory approvals and authorizations, even when obtained, have increasingly been subject to judicial challenge by pipeline opponents seeking that issued approvals and authorizations be stayed and vacated.
Accordingly, authorizations needed for our internal growth projects, including the MVP and MVP Southgate projects, may not be granted or, if granted, such authorizations may include burdensome or expensive conditions or may later be stayed or revoked or vacated.
In addition, significant delays in the regulatory approval process for growth projects, including the MVP and MVP Southgate projects, have significantly increased costs and negatively impacted the targeted in-service dates for the projects, and further delays, such as because of a stay or loss of a critical authorization, may cause similar adverse effects, including to the MVP project’s targeted full in-service date in late 2021 and the MVP Southgate project’s targeted in-service date in 2022. Significant delays and cost increases in turn could adversely affect our ability, and, in the case of the MVP and MVP Southgate projects, the ability for the MVP Joint Venture and its owners, including us, to achieve the expected investment returns and/or cause other-than-temporary declines in value associated with the projects. The MVP and MVP Southgate projects in particular are subject to several agency actions and judicial challenges (and will likely become subject to further actions and challenges) that must be resolved before the MVP and MVP Southgate projects can be completed, as described in more detail in “Item 3. Legal Proceedings” and “Outlook” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
There is no guarantee that the MVP Joint Venture will ultimately (or timely) receive authorizations or that such authorizations will be maintained in effect following challenge. Even if the MVP Joint Venture does succeed in resolving challenges or restoring or obtaining the necessary permits and other authorizations, this may not occur within the MVP Joint Venture’s targeted time frame for placing the MVP project or the MVP Southgate project in service or enable the MVP Joint Venture to meet the targeted project costs.
As the MVP project nears completion and in light of the abandonment by third parties of certain other similar pipeline projects, we have experienced and may further experience increased opposition from activists in the form of lawsuits, intervention in regulatory proceedings and otherwise, which has been and/or may be focused on the few remaining portions of the project. Such focused opposition may make it increasingly difficult to complete the project and place it in service within the targeted time frame or at all and may also affect the ability to effect extensions and/or expansions of the project. We also expect that as pre-construction activity in respect of the MVP Southgate project increases (or if construction were to commence), the MVP Southgate project may be subject to similar heightened opposition. These and other challenges to our internal growth projects, particularly the MVP project, could adversely affect our business (including by increasing the possibility of investor activism), financial condition, results of operations, liquidity and ability to pay dividends to our shareholders.

The gathering fees payable by EQT to us set forth in the EQT Global GGA are subject to potential reductions for certain contract years set forth in the EQT Global GGA, conditioned upon the in-service date of the MVP, which provide for estimated aggregate fee relief of $270 million in the first year after the in-service date of the MVP, $230 million in the second year after the in-service date of the MVP and $35 million in the third year after the in-service date of the MVP. In addition, if the MVP in-service date has not occurred by January 1, 2022, EQT has an option, exercisable for a period of twelve months, to forgo approximately $145 million of the gathering fee relief in the first year after the MVP in-service date and approximately $90 million of the gathering fee relief in the second year after the MVP in-service date in exchange for a cash payment from us to EQT in the amount of approximately $196 million. In addition, among the other benefits to us pursuant to the EQT Global GGA, EQT is subject to an initial annual MVC of 3.0 Bcf per day that gradually steps up to 4.0 Bcf per day for several years following the in-service date of the MVP. Any further delay in the MVP in-service date may prevent us from achieving a portion of the anticipated benefits associated with the execution of the EQT Global GGA. See “EQT Global GGA” in Note 6 to the consolidated financial statements for additional information.
Reviews of our goodwill, intangible and other long-lived assets have resulted in significant impairment charges, and reviews of our goodwill, intangible and other long-lived assets could result in future significant impairment charges, including with respect to our investment in the MVP Joint Venture.
GAAP requires us to perform an assessment of goodwill at the reporting unit level for impairment at least annually and whenever events or changes in circumstances indicate that the fair value of a reporting unit is more likely than not less than its carrying amount.
We may perform either a qualitative or quantitative assessment of potential impairment. Our qualitative assessment of potential impairment may result in the determination that a quantitative impairment analysis is not necessary. Under this elective process, we assess qualitative factors to determine whether the existence of events or circumstances leads us to determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, we determine that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing a quantitative analysis is not required. However, if we conclude otherwise, then we perform a quantitative impairment analysis. If we choose not to perform a qualitative assessment, or if we choose to perform a qualitative assessment but are unable to qualitatively conclude that no impairment has occurred, then we will perform a quantitative assessment. In the case of a quantitative assessment, we estimate the fair value of the reporting unit with which the goodwill is associated and compare it to the carrying value. If the estimated fair value of a reporting unit is less than its carrying value, an impairment charge is recognized for the excess of the reporting unit’s carrying value over its fair value.
Assessing goodwill for potential impairment requires significant judgments and estimates by management. Fair value of the reporting unit to which goodwill is recorded is estimated using a combination of an income and market approach which, in the case of the income approach, applies significant inputs not observable in the public market (Level 3), including estimates and assumptions related to the use of an appropriate discount rate, future throughput volumes, operating costs, capital spending and changes in working capital, and, in the case of the market approach, applies metrics and multiples derived from comparable companies and reference transactions. All of our goodwill as of December 31, 2020 relates to a business that was acquired and valued by EQT’s management in the November 2017 acquisition by EQT of Rice Energy Inc. The reporting unit to which goodwill is recorded as of December 31, 2020 is the EQM Opco reporting unit (defined and discussed in Note 4 to the consolidated financial statements). See Note 4 to the consolidated financial statements for additional information on our reporting units and impairment previously recognized.
We evaluate long-lived assets and equity method investments for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable (meaning, in the case of equity method investments, that such investments have suffered other-than-temporary declines in value). With respect to property, plant and equipment and finite lived assets, asset recoverability is measured by comparing the carrying value of the asset or asset group with its expected future pre-tax undiscounted cash flows. These cash flow estimates require us to make projections and assumptions for many years into the future for pricing, demand, competition, operating cost, commencement of operations, resolution of relevant legal and regulatory matters, and other factors. If the carrying amount exceeds the expected future undiscounted cash flows, we recognize an impairment equal to the excess of carrying value over fair value as determined by quoted market prices in active markets or present value techniques if quotes are unavailable. The determination of the fair value using present value techniques requires us to make projections and assumptions regarding the probability of a range of outcomes and the rates of interest used in the present value calculations. Any changes we make to these projections and assumptions could result in significant revisions to evaluations of recoverability and the recognition of additional impairments. The evaluation and measurement of impairments for equity method investments involves similar uncertainties, judgments and estimates as those applicable to other long-lived assets. If the equity method investment carrying value exceeds the fair value and it is determined that the decline in value is other-than-temporary, we will recognize an impairment equal to the excess of the carrying value over fair value. The fair value of equity method investments is generally estimated using an income approach under which significant judgments and assumptions include expected future cash flows, the appropriate discount rate and probability-weighted scenarios.
Estimates and assumptions used in reviews of our goodwill, intangible and other long-lived assets (including equity method investments) are inherently subjective, subject to significant business, economic, competitive, regulatory, judicial and other risks, and require complex judgments. If actual results differ from the estimates or assumptions are not realized (or if estimates or assumptions, such as of the probability of success of the projects to which an equity method investment relates, change), we may be required to recognize an impairment.
As of December 31, 2020, we had approximately $486.7 million of goodwill (all associated with the EQM Opco reporting unit) and $11.3 billion of other long-lived assets, which will be monitored for future impairment.
If the operations or projected operating results of our businesses decline, we could incur additional goodwill, property, plant and equipment and intangible asset impairment charges. Further, if we determine that the carrying value of long-lived assets is not recoverable or the value associated with our equity method investment in the MVP Joint Venture has suffered an other-than-temporary decline, we would incur additional impairment charges. Future impairment charges could be significant and could have a material adverse impact on our financial condition and results of operations for the period in which the impairment is recorded. As of the filing of this Annual Report on Form 10-K, we cannot predict the likelihood or magnitude of any future impairment. However, our closing stock price decreased by approximately 17% between January 15, 2021 and January 20, 2021. If our stock price does not recover before the end of the first quarter of 2021, such change in our market value during the first quarter may trigger a quantitative assessment for impairment for the first quarter of 2021, which may result in our realizing impairments, the magnitude of which we are unable to estimate as of the filing of this Annual Report on Form 10-K.
See Note 4 to the consolidated financial statements and “Outlook—Potential Future Impairments” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.
Our subsidiaries’ significant indebtedness, and any future indebtedness, as well as the restrictions under our subsidiaries’ debt agreements, could adversely affect our operating flexibility, business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders.
The respective debt agreements of EQM and Eureka Midstream, LLC (Eureka), a wholly owned subsidiary of Eureka Midstream, contain various covenants and restrictive provisions that limit EQM’s and Eureka, as applicable, ability to, among other things:
•incur or guarantee additional debt;
•make distributions on or redeem or repurchase units;
•incur or permit liens on assets;
•enter into certain types of transactions with affiliates;
•enter into burdensome agreements, subject to certain specified exceptions;
•enter into certain mergers or acquisitions; and
•dispose of all or substantially all of their respective assets.
See Note 11 to the consolidated financial statements for a discussion of the Amended EQM Credit Facility and the Eureka Credit Facility. The Amended EQM Credit Facility contains certain negative covenants, that, among other things, establish for EQM a maximum consolidated leverage ratio that varies over the course of the term ranging from not more than 5.75 to 1.00 to not more than 5.00 to 1.00, tested as of the end of each fiscal quarter (which in limited circumstances is increased for certain measurement periods following the consummation of certain acquisitions). EQM's consolidated leverage ratio is derived from a number of components, including the amount of projected Consolidated EBITDA (as defined in the Amended EQM Credit Facility) from certain approved projects, including the MVP project, that is available to be included in the consolidated leverage ratio calculation under the Amended EQM Credit Facility. If the targeted in-service date for the MVP project is further delayed, such delay could result in a decrease in the amount of projected Consolidated EBITDA for future quarters, which, absent other actions which may be available to the Company to reduce its then-leverage, may further limit the Company's ability to borrow under the Amended EQM Credit Facility. Under the Eureka Credit Facility, Eureka is required to maintain a consolidated leverage ratio of not more than 4.75 to 1.00 (which in limited circumstances is increased for certain measurement periods following the consummation of certain acquisitions). Additionally, as of the end of any fiscal quarter, Eureka may not permit the ratio of consolidated EBITDA (as defined in the Eureka Credit Facility) for the four fiscal quarters then ending to

Consolidated Interest Charges (as defined in the Eureka Credit Facility) to be less than 2.50 to 1.00. EQM’s and Eureka’s ability to meet these covenants can be affected by events beyond their respective control and we cannot assure our shareholders that EQM or Eureka will continue to meet these covenants. In addition, the Amended EQM Credit Facility and the Eureka Credit Facility each contain certain events of default, including the occurrence of a change of control.
In addition to the above-described facilities, EQM has issued senior unsecured notes which remain outstanding.
The provisions of the debt agreements may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of the debt agreements could result in an event of default, which could enable creditors to, subject to the terms and conditions of the applicable agreement, declare any outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment of the debt is accelerated, our assets may be insufficient to repay such debt in full, and in turn our shareholders could experience a partial or total loss of their investments. The Amended EQM Credit Facility also has a cross default provision that applies to any other indebtedness EQM may have with an aggregate principal amount in excess of $25 million.
We and our subsidiaries may in the future incur additional debt. Our and our subsidiaries’ levels of debt could have important consequences to us, including the following:
•our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired, or such financing may not be available on favorable terms;
•our funds available for operations, future business opportunities and dividends to our shareholders may be reduced by that portion of our cash flow required to make interest payments on our or our subsidiaries’ debt;
•we may be more vulnerable to competitive pressures or a downturn in our business or the economy generally; and
•our flexibility in responding to changing business and economic conditions may be limited.
Our ability to service our subsidiaries’ current, or our or our subsidiaries’ future, respective debts, will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service our subsidiaries’ current, or our or our subsidiaries’ future, indebtedness, as applicable, or our operating results affect our ability to comply with covenants in our debt agreements, we will be forced to take actions such as reducing dividends, reducing or delaying our business activities, acquisitions, investments or capital expenditures, selling assets or seeking additional equity capital. We may not be able to effect any of these actions on satisfactory terms or at all.
Our subsidiaries’ current substantial indebtedness and the additional debt we and/or our subsidiaries will incur in the future for, among other things, working capital, capital expenditures, capital contributions to the MVP Joint Venture, acquisitions or operating activities may adversely affect our liquidity and therefore our ability to pay dividends to our shareholders.
In addition, our subsidiaries’ significant indebtedness may be viewed negatively by credit rating agencies, which could result in increased costs for us to access the capital markets. Any future additional downgrade of the debt issued by EQM could significantly increase our capital costs or adversely affect our ability to raise capital in the future.
If we do not complete expansion projects, our future growth may be limited, and we face and will continue to face opposition to the development of our expansion projects and the operation of our pipelines and facilities from various groups, which could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders.
Our ability to grow organically depends primarily upon our ability to complete expansion projects, including, without limitation, the MVP and MVP Southgate projects (and related expansions and extensions thereof), that result in an increase in the cash we generate. We may be unable to complete successful, accretive expansion projects for many reasons, including, but not limited to, the following:
•an inability to identify attractive expansion projects;
•an inability to obtain and/or maintain necessary rights-of-way, real-estate rights or permits or other government approvals, including approvals by regulatory agencies;
•an inability to successfully integrate the infrastructure we build with our existing systems;
•an inability to obtain and/or maintain sources of fresh water;

•an inability to raise financing for expansion projects on economically acceptable terms;
•incorrect assumptions about volumes, revenues, costs and in-service timing, as well as potential growth; or
•an inability to secure or maintain adequate customer commitments to use the newly expanded facilities.
Additionally, we face and expect to continue to face opposition to the development of expansion projects (such as the MVP project) and operation of our pipelines and facilities from environmental groups, landowners, local and national groups opposed to the natural gas industry and/or fossil fuels, activists and other advocates. Such opposition has taken and will likely continue to take many forms, including organized protests, attempts to block, vandalize or sabotage our development or operations, intervention in regulatory or administrative proceedings involving our assets directly or indirectly, lawsuits, legislation or other actions designed to prevent, disrupt or delay the development or operation of our assets and business.
Any event that delays or interrupts the completion of expansion projects, and/or revenues generated, or expected to be generated, by our operations or that causes us to make significant expenditures not covered by insurance, could adversely affect our business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders.
Expanding our business by constructing new midstream assets subjects us to risks.
Organic and greenfield growth projects are a significant component of our growth strategy. The development and construction of pipelines and storage facilities involves numerous regulatory, environmental, political and legal uncertainties that are beyond our control and require the expenditure of significant amounts of capital. The development and construction of pipeline infrastructure and storage facilities exposes us to risks such as the failure to meet customer contractual requirements, delays caused by landowners, advocacy groups or activists opposed to the natural gas industry in the form of lawsuits, intervention in regulatory proceedings, environmental hazards, vandalism, adverse weather conditions, the performance of third-party contractors, the lack of available skilled labor, equipment and materials and the inability to obtain necessary rights-of-way or approvals and permits from regulatory agencies on a timely basis or at all (and maintain such rights-of-way, approvals and permits once obtained). These types of projects may not be completed on schedule, at the budgeted cost or at all. Moreover, our revenues may not increase for some time after completion of a particular project. For instance, we are required to pay construction costs generally as they are incurred but construction typically occurs over an extended period of time, and we will not receive revenues or material increases in revenues until the project is placed into service. Moreover, we may construct facilities to capture anticipated future growth in production and/or demand in a region in which such growth does not materialize. As a result, new facilities may not be able to attract enough throughput to achieve our expected investment return, which could adversely affect our business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders.
Increased competition from other companies that provide gathering, transmission and storage, and water services, or from alternative fuel sources, could have a negative impact on the demand for our services, which could adversely affect our financial results.
Our ability to renew or replace existing contracts at rates sufficient to maintain current revenues and cash flows could be adversely affected by the activities of our competitors. Our systems compete primarily with other interstate and intrastate pipelines and storage facilities in the gathering, transmission and storage of natural gas. Some of our competitors have greater financial resources and may be better positioned to compete as the midstream industry moves towards greater consolidation; further, some of such competitors may now, or in the future, have access to greater supplies of natural gas or water than we do. Some of these competitors may expand or construct gathering systems, transmission and storage systems and water systems that would create additional competition for the services we provide to our customers. In addition, our customers may develop or acquire their own gathering, transmission or storage, or water services instead of using ours.
The policies of the FERC promoting competition in natural gas markets are having the effect of increasing the natural gas transmission and storage options for our traditional customer base. As a result, we have experienced, and in the future could experience, “turnback” of firm capacity as existing agreements expire. If we are unable to remarket this capacity or can remarket it only at substantially discounted rates compared to previous contracts, we may have to bear the costs associated with the turned back capacity. Increased competition could reduce the volumes of natural gas transported or stored on our systems or, in cases where we do not have long-term firm contracts, could force us to lower our transmission or storage rates. Increased competition could also adversely affect demand for our water services.
Further, natural gas as a fuel competes with other forms of energy available to end-users, including coal, liquid fuels and, increasingly, renewable and alternative energy. Demand for renewable and alternative energy is increasing generally with changes in consumer preferences and as renewable and alternative energy becomes more cost competitive with traditional fuels and more widely available. Continued increases in the demand for renewable and alternative energy at the expense of natural gas (or increases in the demand for other sources of energy, particularly if prices for natural gas significantly increase relative to other forms of energy as fuel) could lead to a reduction in demand for natural gas gathering, transmission and storage, and water services.
All of these competitive pressures could make it more difficult for us to retain our existing customers and/or attract new customers and/or additional volumes from existing customers as we seek to maintain and expand our business, which could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders. In addition, competition could intensify the negative impact of factors that decrease demand for natural gas in the markets served by our systems, such as adverse economic conditions, weather, higher fuel costs and taxes or other governmental or regulatory actions that directly or indirectly increase the cost or limit the use of natural gas.
We are exposed to the credit risk of our counterparties in the ordinary course of our business.
We are exposed to the risk of loss resulting from the nonpayment and/or nonperformance of our customers, suppliers, joint venture partners and other counterparties as further described in “Credit Risk” under “Item 7A. Quantitative and Qualitative Disclosure About Market Risk.” We extend credit to our customers as a normal part of our business. While we have established credit policies, including assessing the creditworthiness of our customers as permitted by our FERC-approved natural gas tariffs, and may require appropriate terms or credit support from them based on the results of such assessments, including in the form of prepayments, letters of credit, or guaranties, we may not have adequately assessed the creditworthiness of our existing or future customers. Pursuant to the EQT Global GGA and the Credit Letter Agreement, amongst other things, (a) we agreed to relieve certain credit posting requirements for EQT, in an amount up to approximately $250 million under its commercial agreements with us, subject to EQT maintaining a minimum credit rating from two of three rating agencies of (i) Ba3 with Moody’s, (ii) BB- with S&P and (iii) BB- with Fitch. As of February 22, 2021, EQT’s public debt had sub-investment grade credit ratings of BB with a stable outlook at S&P, Ba2 with a stable outlook at Moody’s, and BB with a positive outlook at Fitch. We cannot predict the extent to which the businesses of our counterparties would be impacted if commodity prices decline, commodity prices are depressed for a sustained period of time, or other conditions in the energy industry were to further deteriorate, nor can we estimate the impact such conditions would have on the abilities of our customers to perform under their gathering, transmission and storage and water services agreements with us. The recent low commodity price environment negatively impacted natural gas producers causing some producers significant economic stress including, in certain cases, to file for bankruptcy protection or to renegotiate contracts. To the extent one or more of our counterparties, including EQT, is in financial distress or commences bankruptcy proceedings (such as the bankruptcy proceedings commenced by Gulfport on November 13, 2020), contracts with these counterparties may be subject to renegotiation or rejection under applicable provisions of the United States Bankruptcy Code (Bankruptcy Code). On November 24, 2020, Gulfport moved to reject its gas gathering agreements with certain of our subsidiaries and made certain related court filings attempting to reject the agreements, which motions we have opposed. For the year ended December 31, 2020, Gulfport accounted for approximately 9% of the Company's operating revenues. Nonpayment and/or nonperformance by our counterparties occurring as a result of changes in the conditions in energy industry and/or any unfavorable renegotiation or rejection of contracts under the Bankruptcy Code could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders.
We may not be able to renew or replace expiring contracts at favorable rates, on a long-term basis or at all.
One of our exposures to market risk occurs at the time our existing contracts expire and are subject to renegotiation and renewal. Based on total projected contractual revenues, including projected contractual revenues from future capacity expected from expansion projects that are not yet fully constructed for which we have executed firm contracts, our firm gathering contracts and firm transmission and storage contracts had weighted average remaining terms of approximately 15 years and 14 years, respectively, as of December 31, 2020. The extension or replacement of existing contracts depends on a number of factors beyond our control, including:
•the level of existing and new competition to provide services to our markets;
•the macroeconomic factors affecting natural gas economics for our current and potential customers;
•the balance of supply and demand, on a short-term, seasonal and long-term basis, in our markets;
•the extent to which the customers in our markets are willing to contract on a long-term basis or require capacity on our systems; and
•the effects of federal, state or local regulations on the contracting practices of our customers.

Any failure to extend or replace a significant portion of our existing contracts or to extend or replace our more significant contracts, or extending or replacing contracts at unfavorable or lower rates or with lower or no associated firm reservation fee revenues, could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders.
Our Hammerhead gathering agreement and pipeline are the subject of a dispute with EQT and we may be affected adversely by the pendency of such dispute and/or if the dispute is resolved in a manner adverse to us.
On September 23, 2020, EQT and certain of its affiliates instituted arbitration proceedings against us relating to the Hammerhead gathering agreement, pursuant to which we agreed to construct the Hammerhead pipeline and related facilities and gather gas for EQT. See “Hammerhead Pipeline” under “Outlook” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information. The dispute, during its pendency, could adversely affect our business and operating results, including by causing us to incur expenses in arbitration or additional proceedings in excess of those currently expected and by diverting management time and resources. Also, while the dispute is ongoing, we believe the market price of our common stock may continue to be adversely affected by the perception that the dispute is negatively affecting our overall commercial relationship with EQT. In addition, if the dispute is resolved in a manner adverse to us, such resolution could result in EQT’s acquisition of Hammerhead assets in exchange for a reimbursement payment or otherwise affect or negate our ability to recognize revenue and generate operating cash flows in the future from such assets.
The lack of diversification of our assets and geographic locations could adversely affect our ability to pay dividends to our shareholders.
We rely exclusively on revenues generated from our gathering, transmission and storage and water systems, substantially all of which are located in the Appalachian Basin in Pennsylvania, West Virginia and Ohio. Due to our lack of diversification in assets and geographic location, an adverse development in these businesses or our areas of operations, including adverse developments due to catastrophic events, pandemics, epidemics, weather, regulatory action, local prices, producer liquidity, decreases in demand for natural gas, specifically dry gas, from the Appalachian Basin or increases in supply of natural gas (such as if oil production, and consequently associated gas production, were to substantially recover) could have a more significant impact on our business, financial condition, results of operations, liquidity and our ability to pay dividends than if we maintained more diverse assets and locations.
The outbreak of COVID-19 (or any future pandemic), and related declines in economic output and demand for natural gas, could harm our business, results of operations and financial condition.
The natural gas forward price strip as of February 19, 2021 indicated higher prices relative to the lower prices during portions of 2020 resulting from the COVID-19 outbreak and related effects thereof on the natural gas market. However, a slower, shorter or limited recovery in natural gas prices, such as because of continued economic malaise due to continuing effects of COVID-19 (despite increasing availability of a vaccine), may result in further curtailments by our customers (beyond those effected in 2020) or otherwise continue to adversely impact the demand for our services.
Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the further impact of the COVID-19 outbreak (or any other outbreak) on the domestic economy, the natural gas industry, or us; however, our business, results of operations and financial condition could be negatively affected in numerous ways, including, without limitation, that:
•our customers and suppliers may be adversely affected due to the economic downturn and recession resulting from the outbreak and may be adversely affected if the outbreak causes further or long-duration declines in the price of, demand for and production of natural gas or prevents such customers (particularly EQT) from conducting, or curtails their ability to conduct, field operations and continue natural gas production, which could reduce demand for our services, negatively affect throughput on our systems or heighten our exposure to risk of loss resulting from the nonpayment and/or nonperformance of our customers;
•our operations may be disrupted or become less efficient if a significant number of our employees or contractors are unavailable due to illness or if our field operations, including in respect of projects in development, were to be suspended or temporarily shut down or restricted due to outbreak control measures;
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
We also may incur additional costs to further attempt to mitigate potential impacts caused by COVID-19 related disruptions, which could adversely affect our financial condition and results of operations. Further, the COVID-19 outbreak (including federal, state and local governmental responses, broad economic impacts and market disruptions) has heightened and may further heighten many of the other risks set forth herein. The extent of the impact of COVID-19 on us will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, appearance of new strains of the virus, duration of the outbreak, and related economic effects and aftereffects (including on the natural gas industry), and actions taken to contain COVID-19 or its impact, including, vaccine acceptance, distribution and effectiveness, among others.
The demand for the services provided by our water services business could decline as a result of several factors.
Our water services business includes fresh water distribution for use in our customers’ natural gas, NGL and oil exploration and production activities. Water is an essential component of natural gas, NGL and oil production during the drilling and the hydraulic fracturing process. As a result, the demand for our fresh water distribution and produced water handling services is tied to the level of drilling and completion activity of our customers, including EQT (which is currently and anticipated to continue to be our primary customer for such services). More specifically, the demand for our water distribution and produced water handling services has been and could be further adversely affected by any further reduction in or slowing of EQT’s or other customers’ well completions, any reduction in produced water attributable to completion activity, or the extent to which EQT or other customers complete wells with shorter lateral lengths, which would lessen the volume of fresh water required for completion activity, and may also be affected by other companies that provide water services. In addition, increased regulation of hydraulic fracturing could result in reductions or delays in natural gas, NGL and oil production by our water service customers, which could reduce the number of wells for which we provide water services.
The availability of our water supply may be limited due to reasons including, but not limited to, prolonged drought, difficulty obtaining permits or regulatory delays associated with infrastructure development. Restrictions on the ability to obtain water, changes in wastewater disposal requirements, or changes in the regulation of water withdrawal and use may incentivize water recycling efforts by oil and natural gas producers, which could decrease the demand for our fresh water distribution services. Customers also have, in some cases, elected and may elect to develop their own water services businesses to service their assets. For example, on February 17, 2021, EQT announced that it expects to invest $45 million to $55 million during 2021 to build a 45-mile mixed-use water system in West Virginia to service the development of portions of its West Virginia acreage.
We may not be able to increase our customer throughput and resulting revenue due to competition and other factors, which could limit our ability to grow.
Our ability to increase our customer-subscribed capacity and throughput and resulting revenue is subject to numerous factors beyond our control, including competition from third-party producers’ existing contractual obligations to competitors, the location of our assets relative to those of competitors for potential producer customers, and the extent to which we have available capacity when shippers require it. To the extent that we lack available capacity on our systems for volumes, we may not be able to compete effectively with third-party systems for additional natural gas production in our areas of operation.
Our efforts to attract new customers or larger commitments from existing customers may be adversely affected by our desire to provide services pursuant to long-term firm contracts and contracts with MVCs. Our potential customers may prefer to obtain services under other forms of contractual arrangements under which we would be required to assume direct commodity exposure.
If third-party pipelines and other facilities interconnected to our pipelines and facilities become unavailable to transport or process natural gas, our business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders could be adversely affected.
We depend on third-party pipelines and other facilities that provide receipt and delivery options to and from our transmission and storage system. For example, our transmission and storage system interconnects with the following interstate pipelines: Texas Eastern, Dominion Transmission, Columbia Gas Transmission, Tennessee Gas Pipeline Company, Rockies Express Pipeline LLC, National Fuel Gas Supply Corporation and ET Rover Pipeline, LLC, as well as multiple distribution companies. Similarly, our gathering systems have multiple delivery interconnects to multiple interstate pipelines. In the event that our access to such systems is impaired, the amount of natural gas that our gathering systems can gather and transport would be adversely affected, which could reduce revenues from our gathering activities as well as transmission and storage activities. Because we do not own these third-party pipelines or facilities, their continuing operation is not within our control. If these or any other pipeline connections or facilities were to become unavailable for current or future volumes of natural gas due to repairs, damage to the facility, lack of capacity or any other reason, our ability to operate efficiently and continue shipping natural gas to end markets could be restricted. Any temporary or permanent interruption at any key pipeline interconnect or facility could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders.
Certain of the services we provide on our transmission and storage system are subject to long-term, fixed-price “negotiated rate” contracts that are subject to limited or no adjustment, even if our cost to perform such services exceeds the revenues received from such contracts, and, as a result, our costs could exceed our revenues received under such contracts, we could be unable to achieve the expected investment return under such contracts, and/or our business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders could be adversely affected.
It is possible that costs to perform services under “negotiated rate” contracts will exceed the negotiated rates we have agreed to provide to our customers. If this occurs, it could decrease the cash flow realized by our systems and, therefore, could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders. Under FERC policy, a regulated service provider and a customer may mutually agree to a “negotiated rate,” and that contract must be filed with and accepted by the FERC. As of December 31, 2020, approximately 97% of the contracted firm transmission capacity on our system was subscribed under such “negotiated rate’’ contracts. Unless the parties to these “negotiated rate” contracts agree otherwise, the contracts generally may not be adjusted to account for increased costs that could be caused by inflation or other factors relating to the specific facilities being used to perform the services.
We have entered into joint ventures, and may in the future enter into additional or modify existing joint ventures, that might restrict our operational and corporate flexibility and divert our management’s time and our resources. In addition, it may be difficult or impossible for us to cause these joint ventures to take actions that we believe would be in our or the joint venture’s best interests and these joint ventures are subject to many of the same operational risks to which we are subject.
We have entered into joint ventures to construct the MVP and MVP Southgate projects and a joint venture relating to Eureka Midstream and may in the future enter into additional joint venture arrangements with third parties. Joint venture arrangements may restrict our operational and corporate flexibility. Joint venture arrangements and dynamics can also divert management and operating resources in a manner that is disproportionate to our ownership percentage in such ventures. Because we do not control all of the decisions of the MVP Joint Venture or the joint venture relating to Eureka Midstream, it may be difficult or impossible for us to cause these joint ventures to take actions that we believe would be in our or the joint venture’s best interests. For example, we cannot unilaterally cause the distribution of cash by the MVP Joint Venture or Eureka Midstream. Moreover, joint venture arrangements involve various risks and uncertainties, such as committing that we fund operating and/or capital expenditures, the timing and amount of which we may not control, and our joint venture partners may not act in a manner that we believe would be in our or the joint venture’s best interests or satisfy their financial obligations to the joint venture. In addition, the operations of the MVP Joint Venture, Eureka Midstream and any joint ventures we may enter into in the future are subject to many of the same operational risks to which we are subject.
Acquisitions that we may make could reduce, rather than increase, our results of operations and liquidity, and adversely affect our ability to pay dividends to our shareholders.
Any acquisition involves potential risks, including, among other things:
•mistaken assumptions about volumes, revenues and costs, including synergies and potential growth;
•an inability to secure adequate customer commitments to use the acquired systems or facilities;
•an inability to integrate successfully the assets or businesses we acquire;
•the assumption of unknown liabilities for which we are not indemnified or for which our indemnity is inadequate;
•the diversion of management’s and employees’ attention from other business concerns in a manner that is disproportionate to our ownership percentage in such acquired assets or entities; and
•unforeseen difficulties operating in new geographic areas, with new joint venture partners or new business lines.

If risks such as the above are realized, or if an acquisition fails to be accretive to our cash generated from operations on a per share basis, it could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders.
If we or our subsidiaries are unable to obtain needed capital or financing on satisfactory terms, our ability to execute our business strategy and pay dividends to our shareholders may be diminished. Additionally, financing transactions may increase our financial leverage or could cause dilution to our shareholders.
In order to expand and maintain our asset base and complete announced expansion projects, including the MVP and MVP Southgate projects, we will need to continue to make significant capital expenditures and capital contributions. If we do not make sufficient or effective capital expenditures and capital contributions, we will be unable to expand or maintain our business operations, which impacts our ability to pay dividends to our shareholders.
In order to fund our capital expenditures and capital contributions, we may use cash from our operations, incur borrowings under our subsidiaries’ credit facilities or through debt capital market transactions, enter into our own credit arrangements or sell additional shares of our equity or a portion of our assets. Using cash from operations will reduce the cash we have available to pay dividends to our shareholders. Our and our subsidiaries’ ability to obtain bank financing or to access the capital markets for debt offerings, or our ability to access the capital markets for future equity offerings, may be limited by, among other things, our and our subsidiaries’ financial condition at the time of any such financing or offering, our and our subsidiaries’ credit ratings, as applicable, the covenants in our subsidiaries’ debt agreements, the rights and preferences governing the Equitrans Midstream Preferred Shares, general economic conditions, including related to the COVID-19 outbreak, market conditions in our industry, changes in law (including tax laws), and other contingencies and uncertainties that are beyond our control. Additionally, market forces are affecting (and are expected to continue to affect) the availability of capital to energy industry participants. For example, activists concerned about the potential effects of climate change continue to direct their attention towards, among other things, sources of funding for fossil fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investments in energy-related activities. Further, such institutions are increasingly allocating funds to those industries and companies perceived as having better growth opportunities and/or stronger ESG metrics and practices. Such market forces may adversely affect our ability to obtain financing in the future or achieve increases in our stock price.
As of February 22, 2021, EQM and EQT had sub-investment grade credit ratings at each of Moody’s, S&P and Fitch. See “A further downgrade of EQM’s credit ratings, including in connection with the MVP project or customer credit ratings changes, including EQT’s, which are determined by independent third parties, could impact our liquidity, access to capital, and costs of doing business.” Global financial markets and economic conditions have been, and continue to be, volatile, especially for companies involved in the oil and gas industry. Furthermore, as a result of concerns about the stability of financial markets generally, the solvency of counterparties specifically and general market trends favoring funding non-fossil fuel industries and companies (or fossil fuel industry companies with stronger ESG metrics and practices), the cost of obtaining money from the bank markets generally has increased as many lenders and institutional investors have increased rates, enacted tighter lending standards, refused to refinance existing debt at maturity or at all or on terms similar to the borrower’s current debt, and reduced, or in some cases, ceased to provide funding to borrowers, particularly those in the fossil fuel industry. The repricing of credit risk, concern regarding funding fossil fuel companies given climate change, and the relatively weak economic conditions in the oil and gas industry, compounded by the global economic downturn caused by the COVID-19 outbreak, have made, and will likely continue to make, it difficult for some entities to obtain funding on favorable terms or at all. As a result, even if we or our subsidiaries are successful in obtaining funds for capital expenditures and capital contributions through debt or equity financings, as applicable, the terms thereof could limit our ability to pay dividends to our shareholders. In addition, incurring additional debt may significantly increase our interest expense and financial leverage thereby limiting our ability to further borrow, and issuing additional equity may result in significant common shareholder dilution and increase the aggregate amount of cash required to maintain the then-current dividend rates, which could materially decrease our ability to pay dividends at the then-current dividend rates. If funding is not available to us or our subsidiaries when needed, or is available only on unfavorable terms, we may be unable to execute our business plans, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which (or actions taken to attempt to address any such funding issue) could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders.
We are subject to numerous hazards and operational risks.
Our business operations are subject to the inherent hazards and risks normally incidental to the gathering, transmission and storage of natural gas and performance of water services. These operating risks include, but are not limited to:

•damage to pipelines, facilities, equipment, environmental controls and surrounding properties caused by hurricanes, earthquakes, tornadoes, abnormal amounts of rainfall, floods, fires, droughts, landslides and other natural disasters and acts of sabotage, vandalism and terrorism;
•inadvertent damage from construction, vehicles, and farm and utility equipment;
•uncontrolled releases of natural gas and other hydrocarbons;
•uncontrolled releases of fresh or produced water;
•leaks, migrations or losses of natural gas as a result of the malfunction of equipment or facilities and, with respect to storage assets, as a result of undefined boundaries, geologic anomalies, natural pressure migration and wellbore migration;
•ruptures, fires and explosions;
•pipeline freeze offs due to cold weather; and
•other hazards that could also result in personal injury and loss of life, pollution to the environment and suspension of operations.
These risks could result in loss of human life, personal injuries, significant damage to property, environmental pollution, impairment of our operations, regulatory investigations and penalties and substantial losses to us. The location of certain segments of our systems in or near populated areas, including residential areas, commercial business centers and industrial sites, could increase the damages resulting from these risks. Despite any precautions taken, an event such as those described above could cause considerable harm to people, property or the environment and could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders. Accidents or other operating risks could further result in loss of service available to our customers. Such circumstances, including those arising from maintenance and repair activities, could result in service interruptions on segments of our systems. Potential customer impacts arising from service interruptions on segments of our systems could include, but are not limited to, limitations on our ability to satisfy customer contractual requirements, obligations to provide reservation charge credits to customers in times of constrained capacity and solicitation of our existing customers by third parties for potential new projects that would compete directly with our existing services. Such circumstances could adversely impact our ability to meet contractual obligations and retain customers, with a resulting negative impact on our business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders.
Negative public perception regarding us, MVP, MVP Southgate, other of our expansion projects, the midstream industry, and/or the natural gas industry in general have had and could continue to have an adverse effect on our operations and business, and negative public perception may increase the likelihood of governmental initiatives aimed at the natural gas industry.
Negative public perception regarding us, the MVP, MVP Southgate, other of our expansion projects, other industry participants and their projects and actions, the midstream industry and/or the natural gas industry in general resulting from, among other things, climate change, oil spills, the explosion of natural gas transmission and gathering lines and other facilities, erosion and sedimentation issues, unpopular expansion projects, and general concerns raised by advocacy groups about hydraulic fracturing and pipeline projects (as well as specific concerns raised by such groups in respect of particular pipeline projects), has led to, and may in the future lead to, increased regulatory scrutiny, which may, in turn, lead to new local, state and federal safety and environmental laws, regulations, guidelines, enforcement interpretations and/or adverse judicial rulings or regulatory actions. See “Item 3. Legal Proceedings.” These actions have caused, and may continue to cause, operational delays or restrictions, increased construction and operating costs, penalties under construction contracts, additional regulatory burdens and increased litigation. As discussed under “The regulatory approval process for the construction of new midstream assets is very challenging, and decisions by regulatory and judicial authorities in pending or potential proceedings could impact our or the MVP Joint Venture's ability to obtain or maintain in effect all approvals and authorizations necessary to complete certain projects on the targeted time frame or at all or our ability to achieve the expected investment returns on the projects,” there are several pending challenges to certain aspects of the MVP project and the MVP Southgate project that must be resolved before the MVP project and the MVP Southgate project, as applicable, can be completed. Moreover, governmental authorities exercise considerable discretion in the timing and scope of permit issuance and the public may engage in the permitting process, including through intervention in the courts. Negative public perception could cause the permits we and the MVP Joint Venture need to complete the expansion projects, including the MVP and MVP Southgate projects, and conduct our and its respective operations to be denied, removed, withheld, delayed, stayed or burdened by requirements that restrict our and its respective abilities to profitably conduct business or make it more difficult to obtain the real property interests needed in order to operate relevant assets or complete planned growth projects, which could result in revenue loss or a reduction in our and the MVP Joint Venture’s customer bases.
Additionally, there have been initiatives at the federal and state levels aimed at the natural gas industry, including those to restrict the use of hydraulic fracturing. Adoption of legislation or regulations placing restrictions on hydraulic fracturing activities or other limitations with respect to the natural gas industry could materially adversely affect our business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders.
We do not insure against all potential losses and could be seriously harmed by unexpected liabilities.
We are not fully insured against all risks inherent in our business, including environmental accidents that might occur as well as many cyber events. In addition, we do not maintain business interruption insurance of the types and in amounts necessary to cover all possible risks of loss, like project delays caused by pandemics, governmental action or inaction. The occurrence of any operating risks not fully covered by insurance could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders.
We currently maintain excess liability insurance that covers our and our affiliates’ legal and contractual liabilities arising out of bodily injury, personal injury or property damage, including resulting loss of use, to third parties. This excess liability insurance includes coverage for sudden and accidental pollution liability but excludes: release of pollutants subsequent to their disposal; release of substances arising from the combustion of fuels that result in acidic deposition; and testing, monitoring, clean-up, containment, treatment or removal of pollutants from property owned, occupied by, rented to, used by or in the care, custody or control of us and our affiliates. We also maintain coverage for us and our affiliates for physical damage to assets and resulting business interruption, including damage caused by terrorist acts.
Most of our insurance is subject to deductibles or self-insured retentions. If a significant accident or event occurs for which we are not fully insured, it could adversely affect our operations, business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders. We may not be able to maintain or obtain insurance of the types and in the amounts we desire at reasonable rates, and we may elect to self-insure a portion of our asset portfolio. The insurance coverage we have obtained or may obtain may contain large deductibles or fail to cover certain hazards or cover all potential losses. In addition, for pre-Distribution losses, we share insurance coverage with EQT, and we will remain responsible for payment of any deductible or self-insured amounts under those insurance policies. To the extent we experience a pre-Distribution loss that would be covered under EQT’s insurance policies, our ability to collect under those policies may be reduced to the extent EQT erodes the limits under those policies.
Terrorist or cyber security attacks or threats thereof aimed at our pipelines or facilities or surrounding areas and new laws and regulations governing data privacy could adversely affect us.
Our business has become increasingly dependent upon digital technologies, including information systems, infrastructure and cloud applications, to operate our assets, and the maintenance of our financial and other records has long been dependent upon such technologies. The U.S. government has issued public warnings that indicate that energy assets might be specific targets of cyber security threats. Deliberate attacks on, or unintentional events affecting, our systems or infrastructure, the systems or infrastructure of third parties or the cloud could lead to corruption or loss of our proprietary data and potentially sensitive data, delays in delivery of natural gas and NGLs, difficulty in completing and settling transactions, challenges in maintaining our books and records, communication interruptions, environmental damage, personal injury, property damage and other operational disruptions, as well as damage to our reputation, financial condition and cash flows. Further, as cyber incidents continue to evolve, we may be required to expend additional resources beyond those currently budgeted to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents. In addition, new U.S. laws and regulations governing data privacy and the unauthorized disclosure of personal information may potentially elevate our compliance costs. Any failure by us to comply with these laws and regulations, including as a result of a cyber incident, could result in significant penalties and liability to us. Additionally, if we acquire a company that has violated or is not in compliance with applicable data protection laws, we may incur significant liabilities and penalties as a result.
Significant portions of our pipeline systems have been in service for several decades. There could be unknown events or conditions, or increased maintenance or repair expenses and downtime, associated with our pipelines that could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders.
Significant portions of our transmission and storage system and FERC-regulated gathering system have been in service for several decades. The age and condition of these systems could result in adverse events, or increased maintenance or repair expenditures, and downtime associated with increased maintenance and repair activities, which could materially reduce our revenue. Any significant increase in maintenance and repair expenditures or loss of revenue due to the age or condition of our systems could adversely affect our business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders.
Our exposure to direct commodity price risk may increase in the future.
For the years ended December 31, 2020, 2019 and 2018, approximately 66%, 58% and 54%, respectively, of our revenues were generated from firm reservation fees. Although our goal is to execute long-term firm reservation fee and MVC contracts with new or existing customers in the future, our efforts to obtain such contractual terms may not be successful. As of December 31, 2020, most of our water service agreements are volumetric in nature and therefore are more sensitive to fluctuations in commodity prices and downturns in hydraulic fracturing by our customers in the future. In addition, we may acquire or develop additional midstream assets in the future that do not provide services primarily based on capacity reservation charges or other fixed fee arrangements and therefore have a greater exposure to fluctuations in commodity price risk than our current operations. Exposure to the volatility of natural gas prices, including regional basis differentials with regard to natural gas prices, as a result of our contracts could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders.
Additionally, the EQT Global GGA provides for potential cash bonus payments payable by EQT to us during the period beginning on the first day of the calendar quarter in which the MVP in-service date occurs through the earlier of the twelfth calendar quarter from that point or the calendar quarter ending December 31, 2024 (the Henry Hub cash bonus payment provision). The fair value of the Henry Hub cash bonus payment provision is largely determined by estimates of the NYMEX Henry Hub natural gas forward price curve, and payments are conditioned upon the quarterly average of certain Henry Hub natural gas prices exceeding certain price thresholds. Based on the Henry Hub natural gas forward strip prices as of February 19, 2021 and the terms of the Henry Hub cash bonus payment provision, delays in the in-service date for the MVP project, including beyond the most recent targeted full in-service of late 2021, may decrease the estimated fair value of the derivative asset attributable to the Henry Hub cash bonus payment provision. Such changes in estimated fair value, if any, would be recognized in other income on our statements of consolidated comprehensive income and could have an adverse effect on our business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders.
We do not own all of the land on which our pipelines and facilities are located, which could disrupt our operations and future development.
We do not own all of the land on which our pipelines, storage systems and facilities have been constructed, and we are therefore subject to the possibility of more onerous terms, and/or increased costs or delays, to retain necessary land use if we do not have valid rights-of-way or easements, if such rights-of-way or easements lapse or terminate or if our facilities are not properly located within the boundaries of such rights-of-way or easements. Although many of these rights are perpetual in nature, we occasionally obtain the rights to construct and operate our pipelines on land owned by third parties and governmental agencies for a specific period of time. If we were to be unsuccessful in negotiating or renegotiating rights-of-way or easements, we might have to institute condemnation proceedings on our FERC-regulated assets or relocate our facilities for non-regulated assets. It is possible that the U.S. Congress may amend Section 7 of the NGA to require that condemnation authority not be exercised and construction may not begin until a FERC certificate order has been reviewed on rehearing. A loss of rights-of-way or easements or a relocation could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders. Additionally, even when we own an interest in the land on which our pipelines, storage systems and facilities have been constructed, agreements with correlative rights owners may require that we relocate pipelines and facilities or shut in storage systems and facilities to facilitate the development of the correlative rights owners’ estate, or pay the correlative rights owners the lost value of their estate if they are not willing to accommodate development.
A further downgrade of EQM’s credit ratings, including in connection with the MVP project or customer credit ratings changes, including EQT’s, which are determined by independent third parties, could impact our liquidity, access to capital, and costs of doing business.
As of February 22, 2021, EQM’s credit ratings were Ba3 with a negative outlook, BB- with a stable outlook and BB with a negative outlook from Moody’s, S&P and Fitch, respectively. EQM’s credit ratings have fluctuated (and may further fluctuate) depending on, among other things, EQM’s leverage, uncertainty around the full in-service date of the MVP project and EQT's credit profile.
EQM’s credit ratings are subject to further revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. We cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a credit rating agency if, in its judgment, circumstances so warrant, including in connection with the MVP project or the creditworthiness of EQM’s customers, including EQT. Credit rating agencies perform an independent analysis when assigning credit ratings. This analysis includes a number of criteria such as business composition, market and operational risks, as well as various financial tests. Credit rating agencies continue to review the criteria for industry sectors and various debt ratings and may make changes to those criteria from time to time. Credit ratings are subject to revision or withdrawal at any time by the ratings agencies.
If any credit rating agency further downgrades or withdraws EQM’s ratings, including for reasons relating to the MVP project (such as future delays in the targeted full in-service date of the MVP project or increases in such project’s costs), EQM’s leverage or credit ratings of our customers (including EQT), our access to the capital markets could become more challenging, borrowing costs will likely increase, EQM may be required to provide additional credit assurances (the amount of which may be substantial), including the Cash Option Letter of Credit, in support of commercial agreements such as joint venture agreements and the potential pool of investors and funding sources may decrease.
In order to be considered investment grade, EQM must be rated Baa3 or higher by Moody’s, BBB- or higher by S&P and BBB- or higher by Fitch. EQM’s non-investment grade credit ratings have resulted in greater borrowing costs, including under the Amended EQM Credit Facility, and increased collateral requirements, including under the MVP Joint Venture’s limited liability company agreement, than if EQM’s credit ratings were investment grade.
In addition to causing, among other impacts, higher borrowing costs, any further downgrade could also require additional or more restrictive covenants on future indebtedness that impose operating and financial restrictions on our subsidiaries, certain of our subsidiaries to guarantee such debt and certain other debt, and certain of our subsidiaries to provide collateral to secure such debt.
Any increase in our financing costs or additional or more restrictive covenants resulting from a credit rating downgrade could adversely affect our ability to finance future operations. If a credit rating downgrade and/or a resultant collateral requirement were to occur at a time when we are experiencing significant working capital requirements or otherwise lack liquidity, our business, results of operations, liquidity and ability to pay dividends to our shareholders could be adversely affected.
The loss or disengagement of key personnel could adversely affect our ability to execute our strategic, operational and financial plans.
Our operations are dependent upon key management, technical and professional personnel, and one or more of these individuals could leave our employment. The unexpected loss of the services and skills of one or more of these individuals could have a detrimental effect on us. In addition, the success of our operations will depend, in part, on our ability to identify, attract, develop and retain experienced personnel. There is increased competition for experienced technical and other professionals, primarily in the corporate services functions, which could increase the costs associated with identifying, attracting and retaining such personnel. Additionally, a lack of employee engagement could lead to increased employee burnout, loss of productivity, increased propensity for errors, increased employee turnover, increased absenteeism, increased safety incidents and decreased customer satisfaction, which may in turn negatively impact our results of operations and financial condition. If we cannot identify, attract, develop, retain and engage key management, technical and professional personnel, along with other qualified employees, to support the various functions of our business, our ability to compete could be harmed.
Changes in the method of determining the London Interbank Offered Rate (LIBOR), or the replacement of the LIBOR with an alternative reference rate, may adversely affect interest expense related to outstanding debt.
Amounts drawn under our subsidiaries’ respective credit facilities may bear interest at rates based on U.S. dollar LIBOR (USD LIBOR). On July 27, 2017, the Financial Conduct Authority in the United Kingdom announced that it would phase out LIBOR as a benchmark by the end of 2021. On November 30, 2020, ICE Benchmark Administration (IBA), the administrator of LIBOR, announced plans to consult on ceasing publication of USD LIBOR on December 31, 2021 for only the one-week and two-month USD LIBOR tenors, and on June 30, 2023 for all other LIBOR currency-tenor pairs. U.S. regulators, including the U.S. Federal Reserve, published a concurrent statement supporting the IBA’s plans but also urging banks to phase out LIBOR as soon as practicable. On December 4, 2020, the IBA published its consultation on the potential cessation of LIBOR, consistent with its earlier announcement. In light of these recent announcements, the future of USD LIBOR at this time is uncertain and any changes in the methods by which USD LIBOR is determined or regulatory activity related to USD LIBOR’s phase-out could cause USD LIBOR to perform differently than in the past or cease to exist. The Amended EQM Credit Facility provides for mechanisms to amend the facility to reflect the establishment of an alternative rate of interest upon the occurrence of certain events related to the phase-out of LIBOR, while the Eureka Credit Facility requires USD LIBOR based loans to be converted to base rate borrowings.
In June 2017, the Federal Reserve Bank of New York’s Alternative Reference Rates Committee announced the Secured Overnight Financing Rate (SOFR) as its recommended alternative to USD LIBOR. However, the composition and characteristics of SOFR are not the same as those of USD LIBOR, and there can be no assurance that SOFR will perform in the same way as LIBOR would have at any time.

We have not yet pursued any technical amendments or other contractual alternatives to address this matter. We are evaluating the potential impact of the cessation of USD LIBOR; however, we are not able to predict whether USD LIBOR will cease to be available or cease to be used, when such cessation may occur, whether SOFR or any other rate will become a widely accepted replacement for LIBOR, or the terms on which we may be able to renegotiate our credit facilities and the eventual impact of such developments on our interest expense. In addition, the overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR. Uncertainty as to the nature of such potential phase-out and alternative reference rates or disruption in the financial markets could have a material adverse impact on our business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders.
Legal and Regulatory Risk
Our natural gas gathering, transmission and storage services are subject to extensive regulation by federal, state and local regulatory authorities. Changes in or additional regulatory measures adopted by such authorities could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to pay dividends.
Our interstate natural gas transmission and storage operations are regulated by the FERC under the NGA and the NGPA and the regulations, rules and policies promulgated under those and other statutes. Certain portions of our gathering operations are also currently regulated by the FERC in connection with our interstate transmission operations. Our FERC-regulated operations are pursuant to tariffs approved by the FERC that establish rates (other than market-based rate authority), cost recovery mechanisms and terms and conditions of service to our customers. The FERC’s authority extends to a variety of matters relevant to our operations. For additional information, see “Regulatory Environment—FERC Regulation” and “Regulatory Environment—FERC Regulation of Gathering Rates and Terms of Service” under “Item 1. Business.”
Pursuant to the NGA, existing interstate transmission and storage rates, terms and conditions of service, and contracts may be challenged by complaint and are subject to prospective change by the FERC. Additionally, rate increases, changes to terms and conditions of service and contracts proposed by a regulated interstate pipeline may be protested and such actions can be delayed and may ultimately be rejected by the FERC. We currently hold authority from the FERC to charge and collect (i) “recourse rates,” which are the maximum rates an interstate pipeline may charge for its services under its tariff, (ii) “discount rates,” which are rates below the “recourse rates” and above a minimum level, (iii) “negotiated rates,” which involve rates above or below the “recourse rates,” provided that the affected customers are willing to agree to such rates and that the FERC has approved the negotiated rate agreement, and (iv) market-based rates for some of our storage services from which we derive a small portion of our revenues. As of December 31, 2020, approximately 97% of our contracted firm transmission capacity was subscribed by customers under negotiated rate agreements under our tariff, rather than recourse, discount or market-based rate contracts. There can be no guarantee that we will be allowed to continue to operate under such rate structures for the remainder of those assets’ operating lives. Customers, the FERC or other interested stakeholders, such as state regulatory agencies, may challenge our rates offered to customers or the terms and conditions of service included in our tariffs. We do not have an agreement in place that would prohibit customers, including EQT or its affiliates, from challenging our tariffs. Any successful challenge against rates charged for our transmission and storage services could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders.
Any changes to the FERC’s policies regarding the natural gas industry may have an impact on us, including the FERC’s approach to pro-competitive policies as it considers matters such as interstate pipeline rates and rules and policies that may affect rights of access to natural gas transmission capacity and transmission and storage facilities. The change in party control at FERC and in Congress in 2021 may lead to changes in the NGA or FERC regulations or policies that may impact our operations and affect our ability to construct new facilities.
A significant construction project generally requires review by multiple governmental agencies, including state and local agencies, whose cooperation is important in completing the regulatory process on schedule. Any agency’s delay in the issuance of, or refusal to issue, authorizations or permits for one or more of these projects may mean that we will not be able to pursue these projects or that they will be constructed in a manner or with capital requirements that we did not anticipate. Such delays, refusals or resulting modifications to projects could materially and negatively impact the revenues and costs expected from these projects or cause us to abandon planned projects.
Failure to comply with applicable provisions of the NGA, the NGPA, federal pipeline safety laws and certain other laws, as well as with the regulations, rules, orders, restrictions and conditions associated with these laws, could result in the imposition of administrative and criminal remedies and civil penalties. For example, the FERC is authorized to impose civil penalties of up to approximately $1 million (adjusted periodically for inflation) per violation, per day for violations of the NGA, the NGPA or the rules, regulations, restrictions, conditions and orders promulgated under those statutes.

In addition, future federal, state or local legislation or regulations under which we will operate our natural gas gathering, transmission and storage businesses may have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders.
We are subject to stringent environmental laws and regulations, including in respect of climate change, that may expose us to significant costs and liabilities, and events caused by climate change could affect our operations.
Our operations are regulated extensively at the federal, state and local levels. Laws, regulations and other legal requirements have increased the cost to plan, design, install, operate and abandon gathering, transmission and water systems and pipelines, as well as storage systems. Legal requirements relating to the environment, health and safety govern discharges of substances into the air, water and ground; the management and disposal of hazardous substances and wastes; the clean-up of contaminated sites; groundwater quality and availability; plant and wildlife protection; locations available for pipeline construction; environmental impact studies and assessments in connection with permitting; restoration of properties after construction or operations are completed; pipeline safety (including replacement requirements); and work practices related to employee health and safety. Compliance with the laws, regulations and other legal requirements applicable to our business, including delays in obtaining (or challenges maintaining) permits or other government approvals, may increase our cost of doing business, result in delays or restrictions in the performance of operations due to the need to pursue alternative construction methods or obtain additional or more detailed permits or other governmental approvals or even cause us to abandon an existing project or not to pursue a new project. For example, the FWS continues to receive hundreds of petitions to consider listing of additional species as endangered or threatened and is being regularly sued or threatened with lawsuits to address these petitions. Some of these legal actions have resulted in, and may in the future result in, listing of species located in areas in which we operate. Such designations of previously unprotected species as being endangered or threatened, or the designation of previously unprotected areas as a critical habitat for such species, can result in increased costs, construction delays, restrictions in our operations or abandonment of projects. Listing of aquatic species could potentially affect water supplies or delay related infrastructure development. As discussed under “The regulatory approval process for the construction of new midstream assets is very challenging, and decisions by regulatory and judicial authorities in pending or potential proceedings could impact our or the MVP Joint Venture's ability to obtain or maintain in effect all approvals and authorizations necessary to complete certain projects on the targeted time frame or at all or our ability to achieve the expected investment returns on the projects,” there are several pending challenges to certain aspects of the MVP project and the MVP Southgate project that must be resolved before the MVP project and the MVP Southgate project, as applicable, can be completed, including those litigation and regulatory-related delays discussed in “Item 3. Legal Proceedings.” In addition, lack of compliance with laws, regulations or other legal requirements could subject us to claims for personal injuries, property damage and other damages. Our failure to comply with the laws, regulations and other legal requirements applicable to our business, even if as a result of factors beyond our control, could result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties and damages.
The EPA regulates GHG emissions from new and modified facilities that are potential major sources of criteria pollutants under the Clean Air Act’s Prevention of Significant Deterioration and Title V programs and has adopted regulations that require, among other things, preconstruction and operating permits for certain large stationary sources and the monitoring and reporting of GHGs from certain onshore oil and natural gas production sources on an annual basis. Laws, regulations and other legal requirements are constantly changing, and implementation of compliant processes in response to such changes could be costly and time consuming. For additional information on laws, regulations and other legal requirements applicable to us, see “Regulatory Environment—Environmental Matters” under “Item 1. Business.” Compliance with these or other new regulations could, among other things, require installation of new emission controls on some of our equipment, result in longer permitting timelines, and significantly increase our capital expenditures and operating costs, which could adversely impact our business. In addition to periodic changes to air, water and waste laws, as well as anticipated EPA initiatives to impose climate change-based air regulations on industry, which we expect to increase under the Biden Administration, the U.S. Congress and various states have been evaluating and/or implemented climate-related legislation and other regulatory initiatives that would further restrict emissions of GHGs, including methane (a primary component of natural gas) and carbon dioxide (a byproduct of burning natural gas). Several states are also pursuing similar measures to regulate emissions of GHGs from new and existing sources. Many states and regions have adopted GHG initiatives and certain governmental bodies have or are considering the imposition of fees or taxes based on the emission of GHGs by certain facilities. For example, ten northeastern states and Virginia participate in the Regional Greenhouse Gas Initiative agreement (RGGI) aimed at reducing carbon dioxide emissions from power plants. RGGI imposes a cap on emissions of carbon dioxide on all fossil-fuel fired electric generating facilities that are 25 MW or larger and allows for trades of carbon dioxide emissions in the participating states. Pennsylvania has taken steps to join RGGI. It is likely that these regional efforts will continue. If implemented, GHG restrictions may result in additional compliance obligations with respect to, or taxes on the release, capture and use of, GHGs that could have an adverse effect on our business, financial condition, results of operations, liquidity or ability to pay dividends to our shareholders. Further, initiatives such as RGGI may adversely affect demand for natural gas and accordingly our producer customers, which could have an adverse effect on our business, financial condition, results of operations, liquidity or ability to pay dividends to our shareholders.
There is a risk that we may incur costs and liabilities in connection with our operations due to historical industry operations and waste disposal practices, our handling of wastes and potential emissions and discharges related to our operations. Private parties, including the owners of the properties through which our gathering system or our transmission and storage system pass and facilities where our wastes are taken for reclamation or disposal, may have the right to pursue legal actions to require remediation of contamination or enforce compliance with environmental requirements as well as to seek damages for personal injury or property damage. In addition, changes in environmental law that result in more stringent and costly waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on our business, financial condition, results of operations, liquidity or ability to pay dividends to our shareholders. We may not be able to recover all or any of these costs from insurance.
Furthermore, climate change is expected to result in storms, floods and other climatic events of increasing severity and/or frequency which may, depending on the location and severity of such events, have a material adverse effect on our business, financial condition, results of operations, liquidity or ability to pay dividends to our shareholders.
We may incur significant costs and liabilities as a result of increasingly stringent pipeline safety regulation, including pipeline integrity management program testing and related repairs.
The DOT, acting through PHMSA, has adopted regulations requiring pipeline operators to develop integrity management programs for transmission pipelines located where a leak or rupture could harm high population areas, unless the operator effectively demonstrates by risk assessment that the pipeline could not affect the area. The regulations require operators, including us, to:
•perform ongoing assessments of pipeline integrity;
•identify and characterize applicable threats to pipeline segments that could impact a high population area;
•maintain processes for data collection, integration and analysis;
•repair and remediate pipelines as necessary; and
•implement preventive and mitigating actions.
Changes to pipeline safety laws and regulations that result in more stringent or costly safety standards could have a material adverse effect on us. For more information on the laws, regulations and risks applicable to us, see “Regulatory Environment—Pipeline Safety and Maintenance” under “Item 1. Business.”
The adoption of legislation relating to hydraulic fracturing and the enactment of new or increased severance taxes and impact fees on natural gas production could cause our current and potential customers to reduce the number of wells they drill in the Marcellus and Utica Shales or curtail production of existing wells. If reductions are significant for those or other reasons, the reductions would have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders.
Our assets are primarily located in the Marcellus Shale fairway in southwestern Pennsylvania and northern West Virginia and the Utica Shale fairway in southeastern Ohio, and a substantial majority of the production that we receive from customers is produced from wells completed using hydraulic fracturing. Hydraulic fracturing is an important and commonly used process in the completion of oil and gas wells, particularly in unconventional resource plays like the Marcellus and Utica Shales. Hydraulic fracturing is typically regulated by state oil and gas commissions and similar agencies, but several federal agencies have asserted regulatory authority over aspects of the process, including the EPA, which finalized effluent limit guidelines allowing zero discharge of waste water from shale gas extraction operations to a publicly owned treatment plant in 2016 in addition to existing limits on direct discharges. Additionally, in response to increased public concern regarding the alleged potential impacts of hydraulic fracturing, the EPA has asserted federal regulatory authority pursuant to the federal Safe Drinking Water Act over certain hydraulic fracturing activities involving the use of diesel fuels and published permitting guidance in February 2014 addressing the performance of such activities using diesel fuels.
The U.S. Congress has from time to time considered the adoption of legislation to provide for federal regulation of hydraulic fracturing, while a growing number of states, including those in which we operate, have adopted, and other states are considering adopting, regulations that could impose more stringent disclosure and/or well construction requirements on hydraulic fracturing operations. Some states, such as Pennsylvania, have imposed fees on the drilling of new unconventional oil and gas wells. Some states have elected, and other states could elect, to prohibit hydraulic fracturing altogether. Also, certain local governments have adopted, and others may adopt, ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. Further, several federal governmental agencies are conducting reviews and studies on the environmental aspects of hydraulic fracturing, including the EPA. For example, in December 2016, the EPA issued its final report on a study it had conducted over several years regarding the effects of hydraulic fracturing on drinking water sources. The final report, contrary to several previously published draft reports issued by the EPA, found instances in which impacts to drinking water may occur. However, the report also noted significant data gaps that prevented the EPA from determining the extent or severity of these impacts. The results of such reviews or studies could spur initiatives to further regulate hydraulic fracturing.
State and federal regulatory agencies recently have focused on a possible connection between hydraulic fracturing-related activities and the increased occurrence of seismic activity (induced seismicity). In a few instances, operators of injection disposal wells in the vicinity of seismic events have been ordered to reduce injection volumes or suspend operations. Some state regulatory agencies, including those in Colorado, Ohio, Oklahoma and Texas, have modified their regulations to account for induced seismicity. While Pennsylvania is not one of the states where such regulation has been enacted, regulatory agencies at all levels are continuing to study the possible linkage between oil and gas activity and induced seismicity. These developments could result in additional regulation and restrictions on the use of injection disposal wells and hydraulic fracturing. Such regulations and restrictions could cause delays and impose additional costs and restrictions on our customers.
The adoption of new laws, regulations or ordinances at the federal, state or local levels imposing more stringent restrictions on hydraulic fracturing could make it more difficult for our customers to complete natural gas wells, increase customers’ costs of compliance and doing business, and otherwise adversely affect the hydraulic fracturing services they perform, which could negatively impact demand for our gathering, transmission and storage, or water services.
Furthermore, the tax laws, rules and regulations that affect our customers are subject to change. For example, Pennsylvania’s governor has previously proposed legislation to impose a state severance tax on the extraction of natural resources, including natural gas produced from the Marcellus and Utica Shale formations, either in replacement of or in addition to the existing state impact fee. Pennsylvania’s legislature has not thus far advanced any of the governor’s severance tax proposals; however, severance tax legislation may continue to be proposed in future legislative sessions. Any such tax increase or change could adversely impact the earnings, cash flows and financial position of our customers and cause them to reduce their drilling in the areas in which we operate, which could negatively impact demand on our gathering, transmission and storage, and water services.
Risks Related to an Investment in Us
For taxable years prior to January 1, 2021, the tax treatment of EQM depended on its status as a partnership for U.S. federal income tax purposes, as well as it not being subject to a material amount of entity-level taxation by individual states. If the IRS were to treat EQM as a corporation or if EQM becomes subject to additional amounts of entity-level taxation for state or foreign tax purposes for any open taxable year prior to January 1, 2021, it would reduce the amount of cash we have available to pay dividends to our shareholders.
Prior to the EQM Merger, EQM was a publicly traded partnership and the anticipated after-tax economic benefit of an investment in our shares depended largely on EQM being treated as a partnership for federal income tax purposes, which requires that 90% or more of EQM’s gross income for every taxable year consist of qualifying income, as defined in Section 7704 of the Code. As a result of the EQM Merger, the requirements under Section 7704 of the Code are no longer applicable to EQM for taxable years beginning after December 31, 2020.
Despite the fact that EQM is a limited partnership under Delaware law and has not elected to be treated as a corporation for federal income tax purposes, it is possible, under certain circumstances, that the IRS could determine on audit for taxable years prior to January 1, 2021 for EQM to be treated as a corporation for federal income tax purposes. For example, EQM would be treated as a corporation if the IRS determined that less than 90% of EQM’s gross income for any taxable year consisted of qualifying income within the meaning of Section 7704 of the Code.
If EQM was treated as a corporation for federal income tax purposes for any taxable year prior to January 1, 2021, EQM would pay federal income tax on its taxable income at the corporate tax rate applicable to the relevant tax year and would likely pay state income taxes at varying rates. Distributions to us after the Separation Date would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to us. Treatment of EQM as a corporation could result in a material reduction in the anticipated cash flow in the year of the payment to the IRS, potentially causing, among other things, a substantial reduction in the value of our shares.

If the IRS makes audit adjustments to EQM’s income tax returns for tax years beginning after 2017, the IRS (and some states) may assess and collect any resulting taxes (including any applicable penalties and interest) directly from EQM, in which case we may be required, and potentially former unitholders would be required, to reimburse EQM for such payment or, if EQM is required to bear such payment, our cash available to pay dividends to our shareholders might be substantially reduced.
Pursuant to the Bipartisan Budget Act of 2015, if the IRS makes audit adjustments to EQM’s income tax return for tax years beginning after 2017, the IRS (and some states) may assess and collect any resulting taxes (including any applicable interest and penalties) directly from EQM. EQM will have a limited ability to shift any such tax liability to its general partner and unitholders, including us, in accordance with their interests in EQM during the year under audit, but there can be no assurance that EQM will be able to do so under all circumstances, or that EQM will be able to effect corresponding shifts in state income or similar tax liability resulting from the IRS adjustment in states in which EQM does business in the year under audit or in the adjustment year. As a result of the EQM Merger, we own all of the EQM common units. If EQM makes payments of taxes, penalties and interest resulting from audit adjustments with respect to tax periods beginning in 2017 and before 2021, we may be and potentially former unitholders may be required to reimburse it for such payment or, if EQM is required to bear such payments, our cash available to pay dividends to our shareholders might be substantially reduced.
In the event the IRS makes an audit adjustment to EQM’s income tax returns and EQM does not or cannot shift the liability to its unitholders in accordance with their interests in EQM during the year under audit, EQM will generally have the ability to request that the IRS reduce the determined underpayment by reducing the suspended passive loss carryovers of EQM’s unitholders (without any compensation from EQM to such unitholders), to the extent such underpayment is attributable to a net decrease in passive activity losses allocable to certain partners. Such reduction, if approved by the IRS, will be binding on any affected unitholders.
Our stock price may fluctuate significantly.
The market price of our common stock may further decline or fluctuate significantly due to a number of factors, some of which may be beyond our control, including:
•any further delays to the MVP full in-service date or further MVP cost increases (or the market’s perception that such delays or increases will occur);
•actual or anticipated fluctuations in our operating results;
•additional declines, or flat or slow growth, in the production of natural gas by our customers, including EQT, in our areas of operation;
•declining operating revenues derived from our core business;
•any further delays in the MVP Southgate in-service date or MVP Southgate cost increases;
•inability to complete growth projects;
•the gain or loss of significant customers;
•additions or departures of key personnel;
•the operating and stock price performance of companies that investors deem comparable to us;
•changes in the regulatory and legal environment under which we operate;
•the rate of adoption of renewable and alternative energy as an alternative to natural gas;
•the recovery to pre-2020 levels or increased growth in the production of associated natural gas in other formations such as the Permian Basin and the supply of such gas to our end-use markets;
•market conditions in the oil-and-gas industry and domestic and worldwide economy as a whole;
•changes in commodity prices and the effect of commodity prices on our business, including future decisions of customers in respect of curtailing (or subsequently bringing back online) natural gas production, choke management, timing of turning wells in line, rig and completion activity and related impacts on our business;
•changes in recommendations by securities analysts;

•news reports relating to trends, concerns and other issues in the energy, gas and water industries;
•new technology used, or services offered, by competitors;
•perceptions in the marketplace regarding us, our competitors, our customers (and our relationships with our customers) and our industry, including the ongoing trend of investors allocating funds to those industries and companies perceived as having better growth opportunities and/or stronger ESG metrics and practices;
•significant acquisitions or business combinations, strategic partnerships, joint ventures or other strategic transactions or capital commitments by or involving us or our competitors;
•effects of any consolidation of or effected by upstream gas producers, whether in or outside of the Appalachian Basin;
•failure to identify or integrate acquisitions or realize anticipated benefits from acquisitions, business combinations, strategic partnerships, joint ventures or other strategic transactions;
•changes in our customers’, including EQT’s, respective credit ratings and access to capital;
•defaults, if any, of our customers, including EQT;
•additional investments from third parties;
•our consolidated leverage level, the ability of our subsidiaries (some of which are not wholly owned) to service debt under, and comply with the covenants contained in, their respective credit agreements, and our ability to, and the pace at which we may, de-lever;
•the impact on us of the COVID-19 pandemic, including, among other things, effects on demand for natural gas and our services, levels of production of associated gas from basins such as the Permian Basin, commodity prices and access to capital;
•the effect and outcome of litigation and other proceedings, including regulatory proceedings;
•dividend amounts, timing and rates;
•effects of conversion, if at all, of the Equitrans Midstream Preferred Shares; and
•issuance of additional shares of our common stock.
General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, have caused and could also continue to cause our stock price to decrease regardless of operating results.
Certain of the above described factors have contributed to a general decline in our stock price from a per share closing price of $20.89 on November 13, 2018 (the initial date shares of our common stock began regular way trading on the NYSE) to $7.33 on February 22, 2021. A reduced stock price affects, among other things, our cost of capital and could affect our ability to execute on future strategic transactions, as well as increase opportunities for investor activism or unsolicited third-party activity affecting us.
Our stock price may be adversely affected by transactions in our common stock by significant shareholders, including EQT.
We expect that EQT will ultimately dispose of its ownership interest in us, representing approximately 5.8% of our outstanding common stock as of December 31, 2020, when it deems appropriate consistent with the business reasons for the retention of such common stock, but in no event later than five years after the Distribution. EQT management has indicated that EQT’s position in our common stock may be utilized to support EQT’s goal to further de-lever. There can be no assurance regarding the method by which EQT will dispose of its interest in us, as we expect EQT to seek to maximize overall value to its shareholders, or the actual timing of any such disposal.
Additionally, any disposition by EQT, or any other significant shareholder, of our common stock in the public market, or the perception that such dispositions could occur, could adversely affect prevailing market prices for our common stock.
EQT may alternatively decide for any reason not to consummate a disposition of our common stock and instead retain a significant ownership interest in us for a period of time (not exceeding five years). Any delay by EQT in completing the disposition of its ownership interest in us could have an adverse effect on the market price for our common stock, which could affect investor confidence in us.

We cannot guarantee the timing, amount or payment of dividends on our common stock, and we may further reduce the amount of the cash dividend that we pay on our common stock or may not pay any cash dividends at all to our shareholders. Our ability to declare and pay cash dividends to our shareholders, if any, in the future will depend on various factors, many of which are beyond our control.
We are not required to declare and pay dividends to our common shareholders, and our Board may decide to reduce the amount of the cash dividend that we pay on our common stock or may decide not to declare any dividends in the future. Although we have in the past paid regular cash dividends, any payment of future dividends will be at the sole discretion of our Board and will depend upon many factors, including the financial condition, earnings, liquidity and capital requirements of our operating subsidiaries, covenants associated with certain debt obligations, legal requirements, our leverage, regulatory constraints and other factors deemed relevant by our Board. We are also not entitled to pay any dividends on any junior securities, including any shares of our common stock, prior to paying the quarterly dividends payable to the holders of Equitrans Midstream Preferred Shares, including any previously accrued and unpaid dividends.
Your percentage of ownership in us may be diluted in the future.
In the future we may issue common stock or other equity to raise cash for our projects, operations, acquisitions or other purposes and may also acquire interests in other companies or assets by using one or more of cash, debt and/or our equity.
Any of these events may dilute your ownership interests in us, reduce our earnings per common share and have an adverse effect on the price of our common stock. The issuance of these new shares and the sale of additional shares from time to time could have the effect of depressing the market value for our common stock. The increase in the number of shares of our common stock outstanding or the issuance of other equity of us, and any resulting dilution, may cause holders to sell shares of our common stock or may create the perception that such sales may occur, either of which may adversely affect the market for, and the market value of, our common stock.
Your percentage ownership in us may also be diluted because of equity awards that we grant to our directors, officers and employees or otherwise as a result of equity issuances for acquisitions or capital market transactions. Our Management Development and Compensation Committee and our Board have authority to grant share-based awards to our employees under our employee benefit plans. Such awards will have a dilutive effect on our earnings per common share, which could adversely affect the market price of our common stock. From time to time, we will issue share-based awards to our employees under our employee benefits plans.
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
As more fully described under “As part of the EQM Merger and the related Restructuring, we issued Equitrans Midstream Preferred Shares in exchange for a portion of the then-outstanding EQM Series A Preferred Units, which Equitrans Midstream Preferred Shares by virtue of their terms and preferences present a number of risks to current and future holders of our common stock”, at the effective time of the EQM Merger, we created and issued the Equitrans Midstream Preferred Shares in exchange for a portion of the then-outstanding EQM Series A Preferred Units. Upon the occurrence of certain events or the passage of time, the Equitrans Midstream Preferred Shares may be converted by the holder or us, as applicable, initially on a one-for-one basis in the case of certain conversions by holders, subject to certain anti-dilution adjustments and an adjustment for any dividends that have accrued but not been paid when due and partial period dividends. If we or a holder of the Equitrans Midstream Preferred Shares convert Equitrans Midstream Preferred Shares into common stock, the conversion will have a dilutive effect on our earnings per share of common stock, which could adversely affect the market price of our common stock.
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
Our Amended and Restated Articles of Incorporation and Second Amended and Restated Bylaws contain provisions that could have the effect of rendering more difficult or discouraging an acquisition of us deemed undesirable by our Board. These include provisions:
•requiring the vote of the holders of not less than 80% of the combined voting power of the then-outstanding shares of capital stock for the approval of certain transactions;

•requiring the vote of the holders of not less than 80% of the combined voting power of the then-outstanding shares of capital stock to amend our articles of incorporation and bylaws, under certain circumstances;
•authorizing blank check preferred stock, which we could issue with voting, liquidation, dividend and other rights superior to those of our common stock;
•limiting the liability of, and providing indemnification to, our directors and officers;
•specifying that our shareholders may take action only at a duly called annual or special meeting of shareholders and otherwise in accordance with our bylaws and prohibiting our shareholders from calling special meetings;
•requiring advance notice of proposals by our shareholders for business to be conducted at shareholder meetings and for nominations of candidates for election to our Board; and
•controlling the procedures for conduct of our Board and shareholder meetings and election, appointment and removal of our directors.
These provisions, alone or together, could deter or delay hostile takeovers, proxy contests and changes in control or management of us. As a Pennsylvania corporation, we are also subject to provisions of Pennsylvania law, including certain provisions of Chapter 25 of the Pennsylvania Business Corporation Law (PBCL), which, among other things, requires enhanced shareholder approval for certain transactions between us and a shareholder who is a party to the transaction or is treated differently from other shareholders and also prevents persons who become the beneficial owner of shares representing 20% or more of our voting power from engaging in certain business combinations without approval of our Board, and in some cases preventing consummation of the transaction for at least five years.
Any provision of our Amended and Restated Articles of Incorporation or Second Amended and Restated Bylaws or Pennsylvania law that has the effect of delaying or deterring a change in control of us could limit the opportunity for our shareholders to receive a premium for their shares of our common stock and also could affect the price that some investors are willing to pay for our common stock.
On May 1, 2020, our Board announced, upon recommendation from the Corporate Governance Committee, that it will propose at the 2021 annual meeting of shareholders, and recommend that the shareholders approve, amendments to our Amended and Restated Articles of Incorporation and Second Amended and Restated Bylaws to eliminate the supermajority voting requirements described above. These amendments are subject to the approval of the record holders of our common stock and Equitrans Midstream Preferred Shares at the time of our annual meeting, and as such, we cannot guarantee that our shareholders will vote to eliminate the supermajority voting requirements.
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
We are in the process of implementing a new enterprise resource planning (ERP) system. We are committing significant resources to implementation activities and the system software. Our ERP system is critical to our financial reporting and ability to establish effective controls and execute critical business processes. The transition to our new ERP system may be disruptive to our business if the ERP system, which is being done in phases, does not work as planned or if we experience issues relating to the implementation. Such disruptions could impact our ability to provide important information to our management, send invoices and track payments, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results or otherwise operate our business. In addition, we may experience periodic or prolonged disruption of our financial functions arising out of the implementation and conversion, general use of the system, other periodic upgrades or updates, or other external factors that are outside of our control. Additionally, if the system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or ability to assess it adequately could be delayed. This ERP system and our other information technology systems may be vulnerable to data breaches, cyber-attacks or fraud.
As part of the EQM Merger and the related Restructuring, we issued Equitrans Midstream Preferred Shares in exchange for a portion of the then-outstanding EQM Series A Preferred Units, which Equitrans Midstream Preferred Shares by virtue of their terms and preferences present a number of risks to current and future holders of our common stock.
At the effective time of the EQM Merger, we created and issued the Equitrans Midstream Preferred Shares in exchange for a portion of the then-outstanding EQM Series A Preferred Units. The creation and issuance of the Equitrans Midstream Preferred Shares present a number of risks to current and future holders of our common stock, including a preference in favor of holders of Equitrans Midstream Preferred Shares in the payment of dividends on our common stock, the risk of dilution occurring as a result of the conversion of the Equitrans Midstream Preferred Shares into our common stock and the ability of the holders of the Equitrans Midstream Preferred Shares to vote with the holders of our common stock on most matters, as well as the risk that the holders of the Equitrans Midstream Preferred Shares will have certain other class voting rights with respect to any amendment to our organizational documents that would be adverse (other than in a de minimis manner) to any of the rights, preferences or privileges of the Equitrans Midstream Preferred Shares.
Pursuant to the terms of the Restructuring Agreement, in connection with the closing of the Restructuring, we entered into a registration rights agreement with certain holders of the Equitrans Midstream Preferred Shares pursuant to which, among other things, we gave the Investors certain rights to require us to file and maintain one or more registration statements with respect to the resale of the Equitrans Midstream Preferred Shares and the shares of our common stock that are issuable upon conversion of the Equitrans Midstream Preferred Shares, and which, upon request by certain Investors party to the Registration Rights Agreement, will require us to initiate underwritten offerings for the Equitrans Midstream Preferred Shares and the shares of our common stock that are issuable upon conversion of the Equitrans Midstream Preferred Shares and use our best efforts to cause the Equitrans Midstream Preferred Shares to be listed on the securities exchange on which the shares of our common stock are then listed. See Note 2 to the consolidated financial statements for further information on the Equitrans Midstream Preferred Shares.
Risks Related to the Separation
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
Even if the Distribution otherwise qualifies as generally tax-free for U.S. federal income tax purposes under Section 355 and Section 368(a)(1)(D) of the Code, it would result in a material U.S. federal income tax liability to EQT (but not to its shareholders) under Section 355(e) of the Code if one or more persons acquire, directly or indirectly, a 50-percent or greater interest (measured by either vote or value) in EQT’s stock or in the stock of us as part of a plan or series of related transactions that includes the Distribution, and we may be required to indemnify EQT for any such liability under the tax matters agreement entered into by EQT and us in connection with the Distribution. The process for determining whether an acquisition is part of a plan under these rules is complex, inherently factual in nature and subject to a comprehensive analysis of the facts and circumstances of the particular case. Notwithstanding the IRS private letter ruling and opinion of counsel described above, a sufficient change in ownership of EQT or our common stock may occur which could result in a material tax liability to EQT.
Under the tax matters agreement that EQT entered into with us, we may be required to indemnify EQT against any additional taxes and related amounts resulting from (i) an acquisition of all or a portion of our equity securities or assets, whether by merger or otherwise (and regardless of whether we participated in or otherwise facilitated the acquisition), (ii) other actions or failures to act by us or (iii) any of our representations, covenants or undertakings contained in any of the Separation-related agreements and documents or in any documents relating to the IRS private letter ruling or the opinion of counsel being incorrect or violated. Any such indemnity obligations could be material. For a more detailed discussion, see Note 8 to the consolidated financial statements.
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
There are several significant areas where the liabilities of EQT may become our obligations. For example, under the Code and the related rules and regulations, each corporation that was a member of the EQT consolidated U.S. federal income tax return group during a taxable period or portion of a taxable period ending on or before the effective date of the Distribution is jointly and severally liable for the U.S. federal income tax liability of the EQT consolidated U.S. federal income tax return group for that taxable period. Consequently, if EQT is unable to pay the consolidated U.S. federal income tax liability for a pre-Separation period, we could be required to pay the amount of such tax, which could be substantial and in excess of the amount allocated to us under the tax matters agreement. For a discussion of the tax matters agreement, see Note 8 to the consolidated financial statements. Other provisions of federal law establish similar liability for other matters, including laws governing tax-qualified pension plans, as well as other contingent liabilities.
We or EQT may fail to perform under various transaction agreements that were executed as part of the Separation.
In connection with the Separation, we and EQT entered into a Separation and Distribution Agreement as well as various other agreements, including a tax matters agreement, an employee matters agreement and a shareholder and registration rights agreement with respect to EQT’s continuing ownership of our common stock. The Separation and Distribution Agreement, the tax matters agreement and the employee matters agreement determined the allocation of assets and liabilities between the companies following the Separation for those respective areas and include indemnification related to liabilities and obligations. If EQT is unable or unwilling to satisfy its obligations under these agreements, including its indemnification obligations, our business, results of operations and financial condition could be materially and adversely affected. For a description of these agreements with EQT, see Note 8 to the consolidated financial statements.

Certain members of our management and directors may hold stock in both EQT and us, and as a result may face actual or potential conflicts of interest.
Although none of our management or directors serve at both EQT and the Company, certain of our management and directors may own both shares of common stock in EQT (EQT common stock) and our common stock. This ownership overlap could create, or appear to create, potential conflicts of interest when our management and directors and EQT management and directors face decisions that could have different implications for us and EQT. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between us and EQT. For more information, see “Item 13. Certain Relationships and Related Party Transactions and Director Independence” found in our Proxy Statement.
Potential indemnification liabilities to EQT pursuant to agreements relating to the Separation and Distribution could materially and adversely affect us.
The Separation and Distribution Agreement with EQT provides for, among other things, provisions governing the relationship between us and EQT with respect to and resulting from the Separation. For a description of the Separation and Distribution Agreement, see Note 8 to the consolidated financial statements. Among other things, the Separation and Distribution Agreement provides for indemnification obligations designed to make us financially responsible for substantially all liabilities that may exist relating to our business activities, whether incurred prior to or after the Separation, as well as those obligations of EQT assumed by us pursuant to the Separation and Distribution Agreement. If we are required to indemnify EQT under the circumstances set forth in the Separation and Distribution Agreement, we may be subject to substantial liabilities. See also the discussion of potential indemnification obligations under “If the Separation and Distribution, together with certain related transactions, does not continue to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, we, EQT, and our respective shareholders could be subject to significant tax liabilities and, in certain circumstances, we could be required to indemnify EQT for material taxes and other related amounts pursuant to indemnification obligations under the tax matters agreement.”
Item 1B.    Unresolved Staff Comments
None.
Item 2.        Properties
The Company leases its corporate headquarters office in Canonsburg, Pennsylvania.
The Company's real property falls into two categories: (i) parcels that it owns in fee and (ii) parcels in which its interest derives from leases, easements, rights-of-way, permits or licenses from landowners or governmental authorities permitting the use of such land for the Company's operations. Certain lands on which the Company's pipelines and facilities are located are owned by the Company in fee title, and the Company believes that it has satisfactory title to these lands. The remainder of the lands on which the Company's pipelines and facilities are located are held pursuant to surface leases or easements between the Company, as lessee or grantee, and the respective fee owners of the lands, as lessors or grantors. The Company has held, leased or owned many of these lands for many years without any material challenge known to the Company relating to the title to the land upon which the assets are located, and the Company believes that it has satisfactory leasehold estates, easement interests or fee ownership to such lands. The Company believes that it has satisfactory title to all of its material leases, easements, rights-of-way, permits and licenses, and the Company has no knowledge of any material challenge to its title to such assets or their underlying fee title.
As discussed under, “We do not own all of the land on which our pipelines and facilities are located, which could disrupt our operations and future development," included in "Item 1A. Risk Factors," there are, however, certain lands within the Company's storage pools as to which it may not currently have vested real property rights, some of which are subject to ongoing acquisition negotiations or inverse condemnation proceedings. In accordance with Equitrans, L.P.'s FERC certificates, the geological formations within which its permitted storage facilities are located cannot be used by third parties in any way that would detrimentally affect its storage operations, and the Company has the power of eminent domain with respect to the acquisition of necessary real property rights to use such storage facilities. Certain property owners have initiated legal proceedings against the Company and its affiliates for trespass, inverse condemnation and other claims related to these matters, and there is no assurance that other property owners will not initiate similar legal proceedings against the Company and its affiliates prior to final resolution.
See "Item 1. Business" for a discussion of the properties and their related business segments and map of the Company's operations.

Item 3.        Legal Proceedings
In the ordinary course of business, various legal and regulatory claims and proceedings are pending or threatened against the Company and its subsidiaries. While the amounts claimed may be substantial, the Company is unable to predict with certainty the ultimate outcome of such claims and proceedings. The Company accrues legal and other direct costs related to loss contingencies when incurred. The Company establishes reserves whenever it believes it to be appropriate for pending matters. Furthermore, after consultation with counsel and considering available insurance, the Company believes that the ultimate outcome of any matter currently pending against it or any of its consolidated subsidiaries will not materially affect its business, financial condition, results of operations, liquidity or ability to pay dividends to its shareholders.
Hammerhead Pipeline Dispute
See “Hammerhead Pipeline” under “Outlook” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.
Environmental Proceedings
Pratt Storage Field. On October 31, 2018, a gas explosion occurred in Morgan Township, Greene County, Pennsylvania (the Incident). Following the explosion, the Pennsylvania Department of Environmental Protection (the PADEP), the Pennsylvania Public Utilities Commission and the PHMSA began investigating the Incident. In January 2020, the PADEP notified the Company that it was required to submit an investigation report pursuant to the state’s gas migration regulations due to the Incident's proximity to the Company's Pratt Storage Field assets. The Company, while disputing the applicability of the regulations, submitted a report to the PADEP in March 2020. In September 2020, the PADEP responded to the Company’s investigation report with a request for additional information. The Company responded to the September 2020 request, but cannot predict whether any action will ultimately be brought by the PADEP or what the outcome of such an action would be. If a penalty is imposed, it could result in monetary sanctions in excess of $300,000. However, the Company does not believe that the penalty, if imposed, will have a material impact on the financial condition, results of operations or liquidity of the Company.
PADEP Consent Agreement I/M/O Swarts Storage Field – Stipulated Penalty Assessment. On September 2, 2020, the PADEP notified the Company that it was assessing a stipulated penalty in the amount of $490,000 due to the alleged failure of the Company to submit information required pursuant to an October 29, 2019 Consent Order and Agreement. The Company disputed the PADEP’s claim and sought initial dispute resolution proceedings based on the Company’s position that it had submitted the information multiple times since October 2019. On September 29, 2020, the PADEP notified the Company that it was no longer pursuing penalties arising from the alleged violation referenced in the September 2, 2020 letter, but it did not officially withdraw the stipulated penalty. Despite the PADEP’s notification that it was no longer pursuing the stipulated penalty, as a result of the PADEP not officially withdrawing the stipulated penalty, the PADEP could pursue the stipulated penalty in the future. If penalties are pursued and ultimately imposed, these penalties could result in monetary sanctions in excess of $300,000. However, the Company does not believe that the penalties, if imposed, would have a material impact on the financial condition, results of operations or liquidity of the Company.
PADEP Notice of Violations, Beta System. During the fourth quarter of 2020, the Company received several notices of violation (NOV) from the PADEP related to the Company’s Beta gathering system. The NOVs include (i) a lack of permanent stabilization on two repaired slip areas, (ii) five current slip areas in need of repair that have not been repaired due to the PADEP’s ongoing review of the slip repair plans, and (iii) an unpermitted disturbance that occurred during construction in 2017. The Company also voluntarily notified the PADEP of other unpermitted, disturbed areas on the Beta gathering system. The Company is continuing negotiations with the PADEP. The Company expects that this matter could result in monetary penalties in excess of $300,000, but does not believe that if imposed the penalties will have a material impact on the financial condition, results of operations or liquidity of the Company.
MVP Matters
The MVP Joint Venture is currently defending certain agency actions and judicial challenges to the MVP that must be resolved before the project can be completed, including the following:
•Sierra Club, et al. v. U.S. Army Corps of Eng'rs (Huntington District) Fourth Circuit Court of Appeals (Fourth Circuit), Case No. 20-2039 and Sierra Club, et al. v. U.S. Army Corps of Eng'rs (Norfolk District), Fourth Circuit Court of Appeals, Case No. 20-2042. In February 2018, the Sierra Club filed a lawsuit in the Fourth Circuit against the Army Corps in Sierra Club, et al. v. U.S. Army Corps of Engineers, et al., consolidated under Case No. 18-1173. The lawsuit challenged the verification by the Huntington District of the Army Corps that Nationwide Permit 12, which generally authorizes discharges of dredge or fill material into waters of the United States and the construction of pipelines across such waters under Section 404 of the Clean Water Act, could be utilized in the Huntington District

(which covers all but the northernmost area of West Virginia) for the MVP project. The crux of Sierra Club's position was that the MVP Joint Venture, pursuant to its FERC license, planned to use a certain methodology (dry open cut creek crossing methodology) to construct the pipeline across streams in West Virginia that would take considerably longer than the 72 hours allowed for such activities pursuant to the terms of West Virginia's Clean Water Act Section 401 certification for Nationwide Permit 12. A three-judge panel of the Fourth Circuit agreed with the Sierra Club and on October 2, 2018, issued a preliminary order stopping the construction in West Virginia of that portion of the pipeline that is subject to Nationwide Permit 12. In August 2018, the West Virginia Department of Environmental Protection (WVDEP) initiated an administrative process to revise its 401 Water Quality Certification for the Army Corps Nationwide Permits and requested public comment to, among other things, specifically revise the 72-hour limit for stream crossings noted as problematic by the Fourth Circuit as well as other conditions (the WVDEP 401 Rulemaking Proceedings). Pending the resolution of the West WVDEP 401 Rulemaking Proceedings, the Army Corps' Pittsburgh District and Norfolk District (each of which had also verified use of Nationwide Permit 12 by the MVP Joint Venture) suspended their verifications that allowed the MVP Joint Venture to use Nationwide Permit 12 for stream and wetlands crossings in northern West Virginia and Virginia, respectively. On April 24, 2019, the WVDEP submitted a modification to its 401 Water Quality Certification developed in the WVDEP 401 Rulemaking Proceedings to the EPA for approval, which approval was received in August 2019. The Army Corps approved the WVDEP's modification on January 24, 2020, and the MVP Joint Venture submitted a new permit application to the Army Corps on January 28, 2020. On September 25, 2020, the Huntington and Pittsburgh districts approved MVP Joint Venture’s Nationwide Permit 12 and the Norfolk district lifted its suspension of the MVP Joint Venture's Nationwide Permit 12. On September 28, 2020, Appalachian Mountain Advocates, on behalf of Sierra Club and certain other petitioners, filed a petition for review of the Huntington and Norfolk permits. On October 5, 2020, Appalachian Mountain Advocates requested from the Fourth Circuit an administrative stay of the Army Corps' verifications to the MVP Joint Venture's Nationwide Permit 12. On November 9, 2020, the Court entered an order granting the motion to stay the verifications and issued a written opinion on December 1, 2020 on the issuance of the stay. While the case was scheduled to be fully briefed and argued by March 31, 2021, on February 19, 2021, the MVP Joint Venture, as part of its initiated broader strategy to obtain authorization for stream and wetland crossings discussed above under "Developments, Market Trends and Competitive Conditions" under "Item 1. Business" requested that the Army Corps' Huntington, Pittsburgh, and Norfolk Districts administratively revoke the previously-issued Nationwide Permit 12 verifications for the project. After receiving confirmation from the Army Corps, the MVP Joint Venture accordingly will seek dismissal of the existing litigation challenging those verifications as moot.
•Jefferson National Forest Crossing and Associated Authorizations. In a different Fourth Circuit appeal, Sierra Club, et al. v. U.S. Forest Service, et al., consolidated under Case No. 17-2399, Fourth Circuit Court of Appeals, filed in December 2017, the Sierra Club challenged a BLM decision to grant a right-of-way to the MVP Joint Venture and a USFS decision to amend its management plan to accommodate the MVP, both of which affect the MVP's approximate 3.5-mile segment in the Jefferson National Forest (JNF) in Virginia. On July 27, 2018, agreeing in part with the Sierra Club, the Fourth Circuit vacated the BLM and USFS decisions, finding fault with the BLM's analysis of the practicality of alternate routes and the USFS' analysis of erosion and sedimentation effects. The USFS published a draft Supplemental Environmental Impact Statement (SEIS) to the 2017 FERC Final Environmental Impact Statement for MVP in the Federal Register on September 25, 2020 with a public comment period that closed on November 9, 2020. On December 11, 2020, the USFS published a Final Supplemental Environmental Impact Statement that addressed the issues raised in the prior proceedings and evaluated the most recent sedimentation analysis submitted to the agency consistent with the findings presented in MVP’s Biological Opinion and Incidental Take Statement issued by the FWS on September 4, 2020. See Appalachian Voices, et al. v. U.S. Dep’t of Interior below for additional information. On January 11, 2021, the MVP Joint Venture received final approval of the Record of Decision from the USFS and the BLM on January 15, 2021 issued the required right-of-way permit for the MVP’s 3.5-mile segment in the JNF in Virginia (the JNF Right-of-Way). Sierra Club, et al. subsequently filed a petition with the Fourth Circuit to reverse the USFS approval of the Record of Decision and BLM’s grant of the JNF Right-of-Way in Sierra Club, et. V. U.S. Bureau of Land Management, Case No. 21-108, Fourth Circuit Court of Appeals.
On August 3, 2018, citing the court's vacatur and remand in Sierra Club, et al. v. U.S. Forest Service, et al., consolidated under Case No. 17-2399, the FERC issued a stop work order for the entire pipeline pending the agency actions on remand. The FERC modified its stop work order on August 29, 2018 to allow work to continue on all but approximately 25 miles of the project (the Exclusion Zone). On October 10, 2018, the Fourth Circuit granted a petition for rehearing filed by the MVP Joint Venture for the limited purpose of clarifying that the July 27, 2018 order did not vacate the portion of the BLM's Record of Decision authorizing a right-of-way and temporary use permit for the MVP to cross the Weston and Gauley Bridge Turnpike Trail in Braxton County, West Virginia. On October 15, 2018, the MVP Joint Venture filed with the FERC a request to further modify the August 3, 2018 stop work order to allow the MVP Joint Venture to complete the bore and install the pipeline under the Weston and Gauley Bridge Turnpike

Trail. On October 24, 2018, the FERC granted the MVP Joint Venture's request to further modify the stop work order and authorize construction. Additionally, on October 9, 2020, the FERC authorized construction to resume project-wide (as it had been stopped by the FERC on October 15, 2019 in relation to a separate matter discussed below), other than with respect to the Exclusion Zone, which requires additional authorization. On December 17, 2020, the FERC again modified the stop work order and authorized construction to resume in 17 miles of the Exclusion Zone. The Company cannot guarantee whether or when the FERC will act in respect of any or all of the remaining portions of the Exclusion Zone (although the MVP Joint Venture anticipates seeking FERC authorization to lift the Exclusion Zone stop work order should water body crossing authorizations be received as discussed above under "Developments, Market Trends and Competitive Condition" under "Item 1. Business"). The FERC's October 9, 2020 and December 17, 2020 actions are the subject of challenges filed by the Sierra Club in Sierra Club, et al. v. FERC, Case No. 20-1512 (consolidated with No. 21-1040), D.C. Circuit Court of Appeals on December 22, 2020 and January 25, 2021, respectively (a stay request filed by the Sierra Club on January 29, 2021 was denied by the Court of Appeals for the D.C. Circuit (DC Circuit) on February 19, 2021). If any of the challenges to the JNF Right-of-Way or FERC's October 9, 2020 and December 17, 2020 orders are successful, it could result in the JNF Right-of-Way or the FERC's orders, as applicable, being vacated and/or additional agency proceedings (the outcome of which the Company cannot predict) and cause a delay in the targeted in-service date for the MVP project (and consequent impacts relating to such delay).
•Challenges to FERC Certificate, Court of Appeals for the DC Circuit. Multiple parties have sought judicial review of the FERC's order issuing a certificate of public convenience and necessity to the MVP Joint Venture and/or the exercise by the MVP Joint Venture of eminent domain authority. On February 19, 2019, the DC Circuit issued an order rejecting multiple consolidated petitions seeking direct review of the FERC order under the Natural Gas Act and certain challenges to the exercise by the MVP Joint Venture of eminent domain authority in Appalachian Voices, et al. v. FERC, et al., consolidated under Case No. 17-1271. No petitions for rehearing or petitions for rehearing en banc were filed by the April 5, 2019 deadline. The mandate was issued on April 17, 2019. Another group of parties filed a complaint in the U.S. District Court for the District of Columbia asserting that the FERC's order issuing certificates is unlawful on constitutional and other grounds in Bold Alliance, et al. v. FERC, et al., Case No. 17-1822. The district court plaintiffs sought declaratory relief as well as an injunction preventing the MVP Joint Venture from developing its project or exercising eminent domain authority. In December 2017 and January 2018, the FERC and the MVP Joint Venture, respectively, moved to dismiss the petitions for lack of subject matter jurisdiction. The court granted the motion and dismissed plaintiffs' complaint on September 28, 2018. On October 26, 2018, plaintiffs appealed the decision in Case No. 17-1822 to the DC Circuit in Bold Alliance, et al. v. FERC, et al., Case No. 18-5322. On December 3, 2018, the FERC, as appellee, filed a joint motion with the appellants to hold Case No. 18-5322 in abeyance pending completion of the appeals of the final agency orders related to the MVP certificate in consolidated Case No. 17-1271 and Atlantic Coast Pipeline’s (ACP) certificate. The MVP Joint Venture filed a motion to dismiss the case as to some of the plaintiffs. On February 15, 2019, the DC Circuit entered an order holding this appeal in abeyance pending rulings on the appeals from the ACP and MVP FERC proceedings. Although the members of the ACP project announced the cancellation of that project on July 5, 2020, ACP's proceeding remains pending. Case No. 18-5322 remains in abeyance. Similarly, another group of parties filed a complaint in the U.S. District Court for the District of Columbia in Bohon et al. v. FERC et al., Case No. 20-00006, asserting that the delegation of authority to FERC under the NGA violates the nondelegation doctrine and separation-of-powers principle of the U.S. Constitution. The MVP Joint Venture and FERC filed motions to dismiss which were granted by the court. On July 6, 2020, the landowners filed a notice of appeal to the DC Circuit in Case No. 20-5203. On November 30, 2020, appellants filed their brief, asking the DC Circuit to overturn the decision of the lower court. Oral arguments before the DC Circuit are scheduled for March 29, 2021. Due to the uncertainty regarding the timing of permitting and the outcome of legal challenges facing the MVP project, on August 25, 2020, the MVP Joint Venture filed a request with the FERC for and, on October 9, 2020, the FERC granted, an extension of time to complete the MVP project for an additional two years through October 13, 2022. On December 22, 2020, a challenge to the FERC’s action to grant an extension of time to complete the MVP project was filed in the DC Circuit in Sierra Club, et al. v. FERC, Case No. 20-1512 (consolidated with No. 21-1040, DC Circuit). On January 29, 2021, Sierra Club requested a stay of the FERC’s action to grant the MVP Joint Venture an extension of time to complete the MVP project from the DC Circuit, which stay request was denied by the DC Circuit on February 19, 2021. If any of these challenges were successful, it could result in the MVP Joint Venture's certificate of public convenience and necessity being vacated and/or additional proceedings before the FERC, the outcome of which the Company cannot predict.
•Appalachian Voices, et al. v. U.S. Dep’t of Interior, et al., Fourth Circuit Court of Appeals, Case No. 20-2159. In August 2019, Wild Virginia and certain other petitioners filed a petition in the Fourth Circuit in Wild Virginia et al. v. United States Department of the Interior; Case No. 19-1866, to challenge the MVP Joint Venture’s Biological Opinion and Incidental Take Statement issued by FWS which was approved in November 2017 (the Original BiOp). On October 11, 2019, the Fourth Circuit issued an order approving the petitioners’ requested stay of the Original BiOp and holding the litigation in abeyance until January 11, 2020. On October 15, 2019, the FERC issued an order requiring the MVP Joint Venture to cease all forward-construction progress. The FERC modified this order on October 9, 2020 and December 17, 2020, which the Sierra Club has appealed to the DC Circuit as discussed above in Jefferson National Forest Crossing and Associated Authorizations. On September 4, 2020, FWS issued the MVP Joint Venture a new Biological Opinion and Incidental Take Statement (the New BiOp) for the MVP project and the Fourth Circuit subsequently dismissed the litigation regarding the Original BiOp. On October 27, 2020, Appalachian Voices et al. filed a petition with the Fourth Circuit challenging the New BiOp and filed a request for an administrative stay of the New BiOp with FWS, which FWS subsequently denied. On November 2, 2020, the petitioners filed a motion to stay the New BiOp with the Fourth Circuit. On November 18, 2020, the Fourth Circuit issued an order denying the requested stay. The matter is scheduled to be fully briefed and argued by June 30, 2021. If this challenge were successful, it could result in the New BiOp being vacated and/or additional proceedings (the outcome of which the Company cannot predict) and cause a delay in the targeted in-service date for the MVP project (and consequent impacts relating to such delay).
Other Proceeding Relevant to the MVP Project
Grand Jury Subpoena. On January 7, 2019, the MVP Joint Venture received a letter from the U.S. Attorney's Office for the Western District of Virginia stating that it and the EPA are investigating potential criminal and/or civil violations of the Clean Water Act and other federal statutes as they relate to the construction of the MVP. The January 7, 2019 letter requested that the MVP Joint Venture and its members, contractors, suppliers and other entities involved in the construction of the MVP preserve documents related to the MVP generated from September 1, 2018 to the present. In a telephone call on February 4, 2019, the U.S. Attorney's Office confirmed that it had opened a criminal investigation. On February 11, 2019, the MVP Joint Venture received a grand jury subpoena from the U.S. Attorney's Office for the Western District of Virginia requesting certain documents related to the MVP from August 1, 2018 to the present. The MVP Joint Venture is complying with the letter and subpoena but cannot predict whether any action will ultimately be brought by the U.S. Attorney's Office or what the outcome of such an action would be. The MVP Joint Venture began a rolling production of documents responsive to the subpoena after the U.S. Attorney’s office narrowed its subpoena inquiry to five farms in Virginia containing twenty streams or wetlands.
MVP Southgate Matters
The MVP Joint Venture is currently challenging or defending certain agency actions and judicial challenges to the MVP Southgate project that must be resolved before the project can be completed, including the following:
•Sierra Club et al. v. FERC; Case No. 20-1427, DC Circuit. On June 18, 2020, the FERC issued an order granting a certificate of public convenience and necessity for the MVP Southgate project. However, the FERC, while authorizing the project, directed the Office of Energy Projects not to issue a notice to proceed with construction until necessary federal permits are received for the MVP project and the Director of the Office of Energy Projects lifts the stop-work order and authorizes the MVP Joint Venture to continue constructing the MVP project. Certain opposition parties subsequently requested rehearing of the certificate order. On August 20, 2020, the FERC issued an order denying requests for rehearing of that certificate order, and on September 17, 2020, the FERC issued an order addressing the arguments raised on rehearing. On October 9, 2020, Sierra Club, among other petitioners, filed an appeal of these orders with the DC Circuit. On December 23, 2020, the Court set a revised briefing schedule for the proceeding and the matter is scheduled to be fully briefed by August 2, 2021. If this challenge were successful, it could result in the MVP Southgate project’s certificate of public convenience and necessity being vacated and/or additional proceedings before the FERC, the outcome of which the Company cannot predict.
•Mountain Valley Pipeline, LLC v. North Carolina Department of Environmental Quality, No. 20-1971, Fourth Circuit Court of Appeals. On August 11, 2020, North Carolina regulators denied the MVP Southgate project’s application for a Clean Water Act Section 401 Individual Water Quality Certification and Jordan Lake Riparian Buffer Authorization due to uncertainty surrounding the completion of the MVP project, which denial was appealed by the MVP Joint Venture on September 10, 2020. The case was fully briefed and oral arguments occurred on January 26, 2021. The Company cannot guarantee the outcome of such litigation, or whether, should its appeal be successful and its application approved, such approval would be further challenged.
Item 4.        Mine Safety Disclosures
Not applicable.

Information About Our Executive Officers

Name	Age	Year Initially Elected as Executive Officer	Title
Thomas F. Karam	62	2018	Chief Executive Officer
Diana M. Charletta	48	2018	President and Chief Operating Officer
Kirk R. Oliver	63	2018	Senior Vice President and Chief Financial Officer
Stephen M. Moore	61	2019	Senior Vice President and General Counsel
Brian P. Pietrandrea	46	2019	Vice President and Chief Accounting Officer
Mr. Karam was appointed Chief Executive Officer and Chairman of the Board of Equitrans Midstream in July 2019. Prior to that, Mr. Karam served as President and Chief Executive Officer of Equitrans Midstream since September 2018 and a Director since November 2018. Prior to his service at Equitrans Midstream, he served as senior vice president, EQT and president, midstream from August 2018, serving in those capacities until the Separation. Mr. Karam served as chief executive officer and chairman of the EQM General Partner from July 2019 until the EQM Merger in June 2020, chairman, president and chief executive officer, from October 2018 to July 2019, and as president, chief executive officer and director, from August 2018 to October 2018. Additionally, he served as chairman, president and chief executive officer of the general partner of EQGP from October 2018 through the consummation of the EQGP Buyout, as well as president, chief executive officer and director from August 2018 to October 2018. Mr. Karam served on EQT’s board of directors from November 2017 until the Separation. Mr. Karam is the founder and served as chairman of Karbon Partners, LLC, which invests in, owns, constructs, and operates midstream energy assets, from April 2017 to August 2018. Mr. Karam previously served as the founder, chairman and chief executive officer of the general partner of PennTex Midstream Partners, LP (PennTex), a publicly traded master limited partnership with operations in North Louisiana and the Permian Basin from 2014 until its sale to Energy Transfer Partners in 2016. Preceding PennTex, he was the founder, chairman and chief executive officer of Laser Midstream Partners, LLC, one of the first independent natural gas gathering systems in the northeast Marcellus Shale, from 2010 until 2012 when it was acquired by Williams Partners.
Ms. Charletta was appointed President and Chief Operating Officer of Equitrans Midstream in July 2019. She was appointed Executive Vice President and Chief Operating Officer of Equitrans Midstream in September 2018. She also served as executive vice president, chief operating officer and a director of the EQM General Partner from October 2018 through July 2019, when she was promoted to president and chief operating officer. She served as president, chief operating officer and director of the EQM General Partner through the EQM Merger. Ms. Charletta served as the executive vice president, chief operating officer and as a director of EQGP's general partner from October 2018 through the consummation of the EQGP Buyout. Ms. Charletta joined EQT in 2002 as a senior pipeline engineer and from that time held various management positions with increasing responsibility. She assumed the role of senior vice president of midstream operations of a subsidiary of EQT in December 2013 and was promoted to senior vice president of midstream engineering and construction in July 2017, a position she held until the Separation.
Mr. Oliver was appointed Senior Vice President and Chief Financial Officer of Equitrans Midstream in September 2018. He also served as senior vice president, chief financial officer and a director of the EQM General Partner from October 2018 through the EQM Merger. Mr. Oliver served as the senior vice president, chief financial officer and as a director of the general partner of EQGP from October 2018 through the EQGP Buyout. Prior to joining Equitrans Midstream, he was chief financial officer for UGI Corporation, which distributes, stores, transports and markets energy products and related services, from October 2012 through May 2018.
Mr. Moore was appointed Senior Vice President and General Counsel of Equitrans Midstream in April 2019. Prior to joining Equitrans Midstream, Mr. Moore was general counsel of PennTex Midstream Partners, LP, a publicly traded master limited partnership, from 2014 through 2017. From March 2018 to April 2019, Mr. Moore served as special projects counsel to UGI Corporation.
Mr. Pietrandrea was appointed as Vice President and Chief Accounting Officer of Equitrans Midstream in August 2019. He also served as vice president and chief accounting officer of the EQM General Partner from August 2019 through the EQM Merger. Mr. Pietrandrea also served as controller of certain subsidiaries of Equitrans Midstream effective upon the Separation until his promotion in August 2019. Prior to joining Equitrans Midstream, Mr. Pietrandrea served in various roles of increasing responsibility at a subsidiary of EQT, including director, partnership accounting and reporting, from October 2013 through February 2017, controller, from March 2017 through February 2018, and vice president and controller from March 2018 through the Separation.

All executive officers have executed agreements with the Company and serve at the pleasure of the Board. Officers are elected annually to serve during the ensuing year or until their successors are elected and qualified, or until their death, resignation or removal.
PART II
Item 5.        Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Equitrans Midstream common stock trades on the NYSE under the symbol "ETRN".
As of January 31, 2021, there were 1,914 shareholders of record of Equitrans Midstream common stock.
On January 22, 2021, the Board declared cash dividends for the fourth quarter of 2020 of $0.15 per common share and $0.4873 per Equitrans Midstream Preferred Share, in each case, payable on February 12, 2021 to shareholders of record at the close of business on February 3, 2021.
As discussed under "We cannot guarantee the timing, amount or payment of dividends on our common stock, and we may further reduce the amount of the cash dividend that we pay on our common stock or may not pay any cash dividends at all to our shareholders. Our ability to declare and pay cash dividends to our shareholders, if any, in the future will depend on various factors, many of which are beyond our control.” included in "Item 1A. Risk Factors," the amount and timing of dividends is subject to the discretion of the Board and depends upon business conditions, including, but not limited to, the financial condition, results of operations, liquidity and capital requirements of the Company's operating subsidiaries, covenants associated with certain debt obligations, legal requirements and strategic direction and other factors deemed relevant by the Board. The Board has the discretion to change the dividend at any time for any reason.
Securities Authorized for Issuance under Equity Compensation Plans
See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information relating to the Company’s equity compensation plans.
Recent Sales of Unregistered Securities
See Notes 1 and 2 to the consolidated financial statements for a description of the Restructuring Agreement and Restructuring.
Market Repurchases
The Company did not have any repurchases of equity securities registered under Section 12 of the Exchange Act during the three months ended December 31, 2020.
Stock Performance Graph
The graph below compares the cumulative twenty-five month total return provided to shareholders on Equitrans Midstream's common stock relative to the cumulative total returns of (1) the S&P 500 index, (2) the Alerian US Midstream Energy Index and (3) the customized peer group of eighteen companies used for the year ended December 31, 2019 (the Peer Group). An investment of $100 (with reinvestment of all dividends) is assumed to have been made in Equitrans Midstream common stock, in each index and in the Peer Group on November 13, 2018 and relative performance is tracked through December 31, 2020.
In years prior to 2020, the total shareholder return of the Company’s common stock was compared to the total returns of the S&P 500 index and a customized group of peer companies. In recent years, several companies deemed to be the Company’s peers have been acquired or have merged with other companies in the midstream energy industry. This has caused fluctuations in the companies comprising the Company’s customized peer group year-to-year. To mitigate the impact of these fluctuations and provide more consistency to the performance graph disclosure year after year, and to better align with the Company’s simplified organizational structure and broadened investor base following the EQM Merger, for 2020, the Company elected to replace its customized peer group with the Alerian US Midstream Energy Index, which is also used by the Management Development and Compensation Committee of the Board for purposes of establishing peer groups for the Company’s long-term incentive compensation programs. The Peer Group, which includes Antero Midstream Corp., Cheniere Energy Partners, L.P., Crestwood Equity Partners LP, DCP Midstream LP, Enable Midstream Partners LP, Energy Transfer LP, EnLink Midstream, LLC, Enterprise Products Partners L.P., Kinder Morgan, Inc., Magellan Midstream Partners, L.P., MPLX LP, ONEOK, Inc., Phillips 66 Partners LP, Plains All American Pipeline LP, Plains GP Holdings LP, Targa Resources Corp., Western Midstream Partners, LP and The Williams Companies, Inc., is presented for comparative purposes.

	11/13/2018	12/31/2018	12/31/2019	12/31/2020
Equitrans Midstream Corporation	$100.00	$95.84	$71.75	$47.88
S&P 500	100.00	92.82	122.05	144.51
Alerian U.S. Midstream Energy	100.00	89.60	103.54	77.70
Peer Group	100.00	91.00	105.27	76.30
Item 6.        Selected Financial Data
The following selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."
For each of the periods prior to the Separation presented in this Annual Report on Form 10-K, the consolidated financial statements and related notes include the assets, liabilities and results of operations of the Midstream Business that were transferred to the Company upon the closing of the Distribution and represent the predecessor for accounting purposes of Equitrans Midstream.

	Years Ended December 31,
	2020	2019(a)	2018	2017(a)	2016
	(Thousands, except per share amounts)
Operating revenues	$1,510,825	$1,630,242	$1,495,098	$895,558	$732,272

Net income (loss) attributable to Equitrans Midstream common shareholders	364,372	(203,743)	218,398	(27,156)	65,153

Earnings (loss) per share of common stock attributable to Equitrans Midstream
Basic	$1.06	$(0.80)	$0.86	$(0.11)	$0.26
Diluted	$1.06	$(0.80)	$0.86	$(0.11)	$0.26

Dividends declared per common share	$0.60	$1.80	$0.41	$—	$—

(a)For the years ended December 31, 2019 and December 31, 2017, because the Company generated a net loss, the Company's computation of loss per share excluded potentially dilutive securities; as such, basic and diluted average common stock outstanding were the same for the years ended December 31, 2019 and December 31, 2017.

	December 31,
	2020	2019	2018	2017	2016
	(Thousands)
Total assets	$12,725,852	$12,041,709	$10,523,835	$8,328,796	$4,392,155
Long-term debt, including credit facilities (a)	7,230,812	6,324,483	4,660,244	1,453,352	985,732
(a)Includes outstanding borrowings under EQM's and Eureka Midstream's credit facilities.
See "Item 1A. Risk Factors," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 to the consolidated financial statements for a discussion of matters that affect the comparability of the selected financial data as well as uncertainties that might affect the Company's future financial condition and results of operation. In addition, see Note 18 to the consolidated financial statements for discussion of the 2021 Senior Notes, prepayment and termination of the Amended 2019 EQM Term Loan Agreement and the Tender Offers.
Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with “Item 1. Business,” “Item 1A. Risk Factors,” and the consolidated financial statements, and the notes thereto, included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for the year ended December 31, 2020.
The information covered in this section provides a comparison of material changes in the Company's results of operations and financial condition for fiscal year 2020 and fiscal year 2019. For the comparison of fiscal year 2019 and fiscal year 2018, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 27, 2020.
Executive Overview
Net income attributable to Equitrans Midstream common shareholders was $364.4 million in 2020 compared with a net loss attributable to Equitrans Midstream common shareholders of $203.7 million in 2019. The increase resulted primarily from a decrease in impairment charges associated with long-lived assets on Gathering (as discussed in Note 4 to the consolidated financial statements), higher equity income from the Company's investment in the MVP Joint Venture, increased revenue from firm reservation fees primarily on Water and Gathering and unrealized gains on derivative instruments associated with the Henry Hub cash bonus payment provision, partially offset by lower volumetric-based fee revenues primarily due to the impacts of the EQT Global GGA, higher net income attributable to noncontrolling interests, higher income tax expense, preferred dividends associated with the Equitrans Midstream Preferred Shares, higher net interest expense, higher depreciation expense, higher selling, general and administrative expense and a loss on early extinguishment of debt.
COVID-19 Update
The ongoing COVID-19 outbreak has resulted in a severe global economic downturn and a recession of unknown duration and has caused increased volatility in and intermittent disruptions to the global financial and credit markets. The outbreak has directly resulted in a significant decrease in demand for oil and NGLs, at least in the short term, which caused extreme volatility in oil and other liquids prices and a significant negative impact to, at a minimum, the short- and medium-term outlook for oil prices. The downward pressure on oil prices was further exacerbated by the failure, in March 2020, of Saudi Arabia and Russia to agree to cut oil production, which contributed to a sharp drop in the price of oil (and at one point negative prices for oil) and an imbalance between the supply and demand for oil. The revised outlook for oil and other liquids prices caused a significant reduction in the number of operating drilling rigs in the United States, with a substantial portion of this reduction in rigs accounted for in shale plays targeted primarily at developing oil resources, including the Permian Basin. According to Baker Hughes, the average U.S. rig count fell to approximately 367 during January 2021, compared to an average rig count of approximately 791 during January 2020. This dramatic decrease in the number of operating drilling rigs has positively impacted the natural gas forward price strip based on the market expectation that the reduced or curtailed production of associated gas from basins such as the Permian Basin will at least in the near- and medium-term cause a reduction in the overall supply of natural gas which will more than offset reduced demand for natural gas as a result of the COVID-19 outbreak. See “Commodity Prices” under “Outlook” below for a further discussion of the current commodity price environment for the Company and its producer customers.

Future disruptions to the global financial and credit markets from the COVID-19 outbreak and related economic impacts could, both directly and indirectly, negatively impact the Company’s financial condition and results of operations. The Company closed EQM’s offerings of the 2021 Senior Notes (defined in Note 18 to the consolidated financial statements) and the 2020 Senior Notes (defined in Note 11 to the consolidated financial statements) in January 2021 and June 2020, respectively; however, there can be no guarantee that future disruptions to the financial and credit markets as a result of the COVID-19 outbreak and related economic impacts would not affect the Company’s ability to again access such markets, if needed, on acceptable terms or at all. Further, certain of the Company’s producer customers have significant capital needs, primarily to refinance existing indebtedness that matures during the next several years, and further disruptions or instability in financial and credit markets as a result of the COVID-19 outbreak and the economic disruptions therefrom may have a significant, negative impact on such producers’ abilities to access the financial and credit markets and refinance existing indebtedness as it becomes due. If such producer customers have difficulty refinancing such indebtedness on acceptable terms or at all (or undertaking other transactions to generate cash for debt service), the Company’s exposure to risk of nonpayment and/or nonperformance by its customers would increase. Additionally, the ability of the Company’s producer customers to maintain or grow their production would likely be adversely affected as a result of such refinancing challenges, which would have a negative impact on demand for the Company’s current services as well as the prospect of future pipeline expansion projects that would enhance the Company’s business.
From an operational perspective, while the COVID-19 outbreak has significantly impacted the manner in which the Company’s employees and contractors perform their job functions, the outbreak has had, and continues to have, a minimal impact on the Company’s overall operations. However, the situation surrounding COVID-19 remains fluid, and the Company continues to actively manage its response in collaboration with relevant parties, including its employees, contractors, customers and suppliers. As a midstream energy company, during applicable state-issued stay-at-home orders, the Company has been recognized as an essential business under various regulations related to the COVID-19 outbreak and continued to operate as permitted under these regulations. The Company has proactively undertaken a number of companywide measures intended to promote the safety of field and office-based employees and contractors. These measures include, among other things, establishing an Infectious Disease Response Team, instituting enhanced self-protection and office sanitation measures, eliminating non-essential business travel, implementing a mandatory work-from-home protocol for a substantial majority of the Company’s employees through at least June 1, 2021, instituting face covering protocols, providing certain medical benefit enhancements, practicing social distancing in the field where possible, sharing the Company’s infectious disease response plan with suppliers and contractors, and timely communicating updates to employees and other relevant parties. In addition, the Company has implemented additional mitigation efforts in connection with the remobilization of certain field employees and contractors. The Company’s Infectious Disease Response Team continues to monitor and assist in implementing mitigation efforts in respect of potential areas of risk for the Company and its stakeholders. Additionally, the Company has provided support to local communities through corporate giving and the Equitrans Midstream Foundation. The Company's operations have been able to maintain a consistent level of effectiveness through the measures taken. The Company believes that it is following best practices under COVID-19 guidance and intends to continue to refine its practices as additional guidance is released and assess potential impacts from COVID-19 to its financial position and operating results, as well as any regulatory and legislative activities relating to COVID-19 that could impact its business.
The Company is unable to predict, in light of the ongoing and dynamic nature of the circumstances related to COVID-19 and the continued growth in COVID-19 infections in the United States (including in certain of the Company’s areas of operation) and globally, any additional impact the outbreak may have on the Company’s business, results of operations and financial condition. The extent of COVID-19’s impact on the Company will depend on future developments, which are highly uncertain and cannot be predicted with any reasonable degree of certainty, including new information that may emerge concerning the severity of COVID-19, the duration of the outbreak, spikes in infection rates (including in the Company's areas of operation) and related economic effects and after effects (including on the natural gas industry), and actions taken to contain COVID-19 or its impact, including vaccine acceptance, distribution and effectiveness, among others. For further information regarding the potential impact of COVID-19, see "The outbreak of COVID-19 (or any future pandemic), and related declines in economic output and demand for natural gas, could harm our business, results of operations and financial condition." under "Item 1A. Risk Factors."

Business Segment Results
Operating segments are revenue-producing components of an enterprise for which separate financial information is produced internally and is subject to evaluation by the chief operating decision maker in deciding how to allocate resources. Headquarters costs consist primarily of transaction costs and other unallocated corporate expenses. Net interest expense, components of other income and income tax expense are managed on a consolidated basis. The Company has presented each segment's operating income (loss), unrealized gain on derivative instruments, equity income and various operational measures in the following sections. Management believes that the presentation of this information is useful to management and investors regarding the financial condition, results of operations and trends of its segments. The Company has reconciled each segment's operating income (loss) to the Company's consolidated operating income (loss) and net income (loss) in Note 5 to the consolidated financial statements.
GATHERING RESULTS OF OPERATIONS

	Years Ended December 31,
	2020	2019	% Change	2018	% Change
FINANCIAL DATA	(Thousands, except per day amounts)
Firm reservation fee revenues(a)	$595,720	$581,118	2.5	$447,360	29.9
Volumetric-based fee revenues	416,561	578,813	(28.0)	549,710	5.3
Total operating revenues	1,012,281	1,159,931	(12.7)	997,070	16.3
Operating expenses:
Operating and maintenance	87,388	96,740	(9.7)	79,735	21.3
Selling, general and administrative	93,070	80,822	15.2	84,001	(3.8)
Separation and other transaction costs	4,104	19,344	(78.8)	7,761	149.2
Depreciation	172,967	144,310	19.9	98,678	46.2
Amortization of intangible assets	63,195	53,258	18.7	41,547	28.2
Impairments of long-lived assets	55,581	854,307	(93.5)	261,941	226.1
Total operating expenses	476,305	1,248,781	(61.9)	573,663	117.7
Operating income (loss)	$535,976	$(88,850)	703.2	$423,407	(121.0)

Unrealized gain on derivative instruments(b)	$16,460	$—	100.0	$—	—

OPERATIONAL DATA
Gathering volumes (BBtu per day)
Firm capacity(c)	4,652	3,351	38.8	2,044	63.9
Volumetric-based services	3,553	4,493	(20.9)	4,445	1.1
Total gathered volumes	8,205	7,844	4.6	6,489	20.9

Capital expenditures(d)	$344,873	$834,712	(58.7)	$717,251	16.4
(a)For the year ended December 31, 2020, firm reservation fee revenues included approximately $15.0 million of MVC unbilled revenues.
(b)Other income in the Company's statements of consolidated comprehensive income includes the unrealized gain on derivative instruments associated with the Henry Hub cash bonus payment provision. See "Other Income Statement Items" below for further information.
(c)Includes volumes under agreements structured with MVCs.
(d)Includes approximately $41.6 million and $25.9 million of capital expenditures related to noncontrolling interests in Eureka Midstream for the years ended December 31, 2020 and 2019, respectively.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Gathering operating revenues decreased by $147.7 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. Firm reservation fee revenues increased by $14.6 million primarily due to a $196.6 million increase in MVC billed revenues primarily under the EQT Global GGA and a full year of MVC revenues generated by the operating entities acquired in the Bolt-on Acquisition, which closed in April 2019, partly offset by $225.7 million of deferred revenue in 2020 under the EQT Global GGA. Volumetric-based fee revenues decreased by $162.3 million primarily due to increased MVC revenues attributable to volumes that previously were subject to volumetric-based fees prior to the EQT Global GGA.
Gathering operating expenses decreased by $772.5 million for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily as a result of a $798.7 million decrease in impairment charges (as discussed in Note 4 to the consolidated financial statements), a $15.2 million decrease in separation and other transaction costs primarily given acquisition-related costs associated with the Bolt-on Acquisition and a $9.4 million decrease in operating and maintenance expense primarily associated with a decrease in repairs and maintenance expense, partially offset by an increase in non-income tax reserves. The decrease in such operating expenses was partly offset by a $28.7 million increase in depreciation expense as a result of additional assets placed in-service, including a full year of depreciation on assets acquired in the Bolt-on Acquisition, and a $9.9 million increase in amortization of intangible assets as a result of intangible assets acquired in the Bolt-on Acquisition and a corresponding adjustment to the useful lives of these intangibles (as discussed in Note 3 to the consolidated financial statements). Selling, general and administrative expense increased by $12.2 million primarily due to higher personnel costs.
See "Outlook" and Note 4 to the consolidated financial statements for further discussion of the impairment of long-lived assets. See also “Outlook” for discussions of certain customer production curtailments during the second and third quarters of 2020 and Note 6 to the consolidated financial statements for discussions of the EQT Global GGA and the transactions related thereto, including the potential cash fee relief to EQT in connection with a further delay in the targeted MVP in-service date. The Company expects that the revenues resulting from the MVCs under the EQT Global GGA will increase the proportion of the Company's total operating revenues that are firm reservation fee revenues, and correspondingly decrease the portion of the Company's total operating revenues that are volumetric-based fee revenues, in future periods. Firm reservation fee revenues under the Company’s Hammerhead gathering agreement with EQT (which is subject to a pending dispute with EQT) are also expected to contribute to an increase in the Company’s firm reservation fee revenues. See also “Outlook” for discussions of the Hammerhead dispute with EQT and the Gulfport bankruptcy.

TRANSMISSION RESULTS OF OPERATIONS

	Years Ended December 31,
	2020	2019	% Change	2018	% Change
FINANCIAL DATA	(Thousands, except per day amounts)
Firm reservation fee revenues	$364,533	$356,569	2.2	$356,725	—
Volumetric-based fee revenues	29,303	33,951	(13.7)	30,076	12.9
Total operating revenues	393,836	390,520	0.8	386,801	1.0
Operating expenses:
Operating and maintenance	37,635	33,989	10.7	39,563	(14.1)
Selling, general and administrative	26,292	26,865	(2.1)	31,936	(15.9)
Depreciation	54,540	51,935	5.0	49,723	4.4
Total operating expenses	118,467	112,789	5.0	121,222	(7.0)
Operating income	$275,369	$277,731	(0.9)	$265,579	4.6

Equity income	$233,833	$163,279	43.2	$61,778	164.3

OPERATIONAL DATA
Transmission pipeline throughput (BBtu per day)
Firm capacity reservation	2,932	2,823	3.9	2,903	(2.8)
Volumetric-based services	16	90	(82.2)	59	52.5
Total transmission pipeline throughput	2,948	2,913	1.2	2,962	(1.7)

Average contracted firm transmission reservation commitments (BBtu per day)	4,087	3,966	3.1	3,909	1.5

Capital expenditures(a)	$45,219	$59,313	(23.8)	$114,450	(48.2)
(a)Transmission capital expenditures do not include capital contributions made to the MVP Joint Venture for the MVP and MVP Southgate projects of approximately $272.8 million, $774.6 million and $913.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Transmission operating revenues increased by $3.3 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. Firm reservation fee revenues increased by $8.0 million primarily due to customers contracting for additional firm transmission capacity, and volumetric-based fee revenues decreased $4.6 million due to lower throughput volumes primarily due to producer curtailments as a result of depressed natural gas prices.
Operating expenses increased by $5.7 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily as a result of increased operating and maintenance expense and increased depreciation expense as a result of additional assets placed in-service.
Equity income increased by $70.6 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 due to the increase in the MVP Joint Venture's AFUDC on the MVP as a result of continued spending on the project. Effective January 2021, the MVP Joint Venture temporarily suspended AFUDC accruals until growth construction activities resume. Depending on the timing for when growth construction may resume, the Company’s equity income could be negatively impacted in future periods, and such impact could be substantial.

WATER RESULTS OF OPERATIONS

	Years Ended December 31,
	2020	2019	% Change	2018	% Change
FINANCIAL DATA	(Thousands)
Firm reservation fee revenues	$41,798	$11,190	273.5	$—	100.0
Volumetric-based fee revenues	62,910	68,601	(8.3)	111,227	(38.3)
Total operating revenues	104,708	79,791	31.2	111,227	(28.3)
Operating expenses:
Operating and maintenance	29,131	34,638	(15.9)	44,152	(21.5)
Selling, general and administrative	5,941	2,933	102.6	5,895	(50.2)
Depreciation	30,880	26,915	14.7	23,513	14.5
Total operating expenses	65,952	64,486	2.3	73,560	(12.3)
Operating income	$38,756	$15,305	153.2	$37,667	(59.4)

OPERATIONAL DATA
Water services volumes (MMgal)
Firm capacity reservation(a)	697	249	179.9	—	100.0
Volumetric-based services	1,219	1,559	(21.8)	2,088	(25.3)
Total water volumes	1,916	1,808	6.0	2,088	(13.4)

Capital expenditures	$11,905	$37,457	(68.2)	$23,537	59.1
(a)    Includes volumes under agreements structured with MVCs.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Water operating revenues increased by $24.9 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. Firm reservation fee revenues increased by $30.6 million primarily as a result of increased revenues generated under agreements with MVCs. Volumetric-based fee revenues decreased $5.7 million primarily due to higher reservation fee revenues under agreements with MVCs and a decrease in customer hydraulic fracturing activity, partly offset by increased realized rates on a per gallon basis.
Water operating expenses increased by $1.5 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily as a result of higher selling, general and administrative expense primarily due to increased bad debt expense associated with Gulfport's announced bankruptcy proceedings and higher personnel costs. Depreciation expense increased as a result of additional assets placed in-service. These increases were partly offset by lower operating and maintenance expense associated with the timing of costs related to customer activities on drilling pads.
The Company’s water services are directly associated with producers’ well completion activities and fresh and produced water needs (which are partially driven by horizontal lateral lengths and the number of completion stages per well). Therefore, the Water operating results traditionally fluctuate from year-to-year in response to producers’ well completion activities. The Company expects Water operating income to be lower for the year ending December 31, 2021 compared to the year ended December 31, 2020 primarily due to lower MVCs and an expected decrease in customer activity.
Other Income Statement Items
Other Income
Other income increased $14.6 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily as a result of a $16.5 million unrealized gain on derivative instruments associated with the Henry Hub cash bonus payment provision entered into in the first quarter of 2020 and a $2.5 million increase in the net settlement of incentive compensation, partially offset by a $4.3 million decrease in AFUDC - equity.

Loss on Early Extinguishment of Debt
The Company incurred a loss on the early extinguishment of debt of $24.9 million during the year ended December 31, 2020 related to the write off of unamortized discounts and financing costs on the ETRN Term Loan Credit Agreement (defined in Note 11 to the consolidated financial statements) and the Equitrans Midstream Credit Facility (defined in Note 11 to the consolidated financial statements) in the first quarter of 2020. See Note 11 to the consolidated financial statements.
Net Interest Expense
Net interest expense increased by $51.2 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to $56.1 million in higher interest expense associated with the 2020 Senior Notes, $22.1 million in higher interest expense on the EQM Term Loans (defined in Note 11 to the consolidated financial statements) and decreased capitalized interest and AFUDC - debt of $12.1 million, partially offset by lower interest expense of $39.8 million on the ETRN Term Loans as a result of their termination in March 2020.
After accounting for the issuance of the 2020 and 2021 Senior Notes and use of those proceeds to pay off other outstanding debt, the Company expects interest expense to increase in future periods.
See also Note 11 to the consolidated financial statements for a discussion of certain of the Company's outstanding debt.
See Note 18 to the consolidated financial statements for discussion of the 2021 Senior Notes, prepayment and termination of the Amended 2019 EQM Term Loan Agreement and the Tender Offers.
Income Taxes
See Note 14 to the consolidated financial statements for an explanation of the increase in income tax expense for the year ended December 31, 2020 compared to the year ended December 31, 2019.
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
All of Eureka Midstream's income is, for the period prior to the closing of the EQM Merger, all of EQM's income was, and for the period prior to the EQGP Buyout, all of EQGP's income was included in the Company's pre-tax income; however, the Company does not record income tax expense on the portions of its income attributable to the noncontrolling member of Eureka Midstream and did not record income tax expense on the portions of its income attributable to the noncontrolling limited partners of EQM and EQGP for the periods prior to the closings of the EQM Merger and the EQGP Buyout, respectively. This reduces the Company's effective tax rate in periods when the Company has consolidated pre-tax income. The Company expects its effective tax rate for periods following the EQM Merger to generally be higher than the pre-EQM Merger periods due to the decrease in net income attributable to noncontrolling interests as a result of the Company's acquisition of the outstanding EQM common units not held by the Company and its subsidiaries and related Restructuring in connection with the closing of the EQM Merger.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests increased for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily as a result of higher net income attributable to the noncontrolling interests in EQM and Eureka Midstream, partly offset by lower net income allocated to the EQM Series A Preferred Units prior to the closing of the Restructuring.
The Company recorded net income attributable to noncontrolling interest for the third-party ownership interests in EQM (including the EQM Series A Preferred Units) through the closing of the EQM Merger. Upon the closing of the EQM Merger on June 17, 2020, the Company's remaining noncontrolling interest consists solely of the third-party ownership interest in Eureka Midstream.
Capital Expenditures
See "Investing Activities" and "Capital Requirements" under "Capital Resources and Liquidity" for discussion of capital expenditures and capital contributions.

Outlook
The Company's strategically-located assets overlay core acreage in the Appalachian Basin. The location of the Company's assets allows its producer customers to access major demand markets in the U.S. The Company is one of the largest natural gas gatherers in the U.S., and its largest customer, EQT, was the largest natural gas producer in the U.S. based on average daily sales volumes as of December 31, 2020. The Company maintains a stable cash flow profile, with approximately 66% of its revenue for the year ended December 31, 2020 generated by firm reservation fees. Further, the percentage of the Company's revenues that are generated by firm reservation fees is expected to increase in future years as a result of the 15-year term EQT Global GGA, which includes an MVC that became effective on April 1, 2020 of 3.0 Bcf per day and gradually steps up to 4.0 Bcf per day for several years following the full in-service date of the MVP project. This contract structure enhances the stability of the Company's cash flows and limits its direct exposure to commodity price risk.
The Company's principal strategy is to achieve greater scale and scope and enhance the durability if its financial strength, which the Company expects will drive future growth and investment. The Company is implementing its strategy by leveraging its existing assets, executing on its growth projects (including through potential expansion and extension opportunities), focusing on ESG initiatives, and, where appropriate, seeking and executing on strategically-aligned acquisition and joint venture opportunities and other strategic transactions, while strengthening its balance sheet through:
•highly predictable cash flows backed by firm reservation fees;
•actions to de-lever its balance sheet;
•disciplined capital spending;
•operating cost control; and
•an appropriate dividend policy.
As part of its approach to organic growth, the Company is focused on its projects and assets outlined under "Strategy" in "Item 1. Business," many of which are supported by contracts with firm capacity or MVC commitments. The Company believes that this approach will enable the Company to achieve its strategic goals.
The Company expects that the MVP project, together with the Hammerhead pipeline and EEP, will primarily drive the Company's organic growth and that its future growth also will be supported by the MVP Southgate project and water services business.
EQT Global GGA. On February 27, 2020, the Company announced the EQT Global GGA, which is a 15-year contract that includes, among other things, a 3.0 Bcf per day MVC (which gradually steps up to 4.0 Bcf per day for several years following the in-service date of the MVP project) and the dedication of a substantial majority of EQT’s core acreage in Pennsylvania and West Virginia to the Company. Under the EQT Global GGA, EQT will receive certain gathering fee relief over a period of three years following the in-service date of the MVP (as further described in Note 6 to the consolidated financial statements). The EQT Global GGA replaced 14 previous gathering agreements between EQT and the Company.
Under the EQT Global GGA, the performance obligation is to provide daily MVC capacity and as such the total consideration is allocated proportionally to the daily MVC over the life of the contract. In periods that the gathering MVC revenue billed will exceed the allocated consideration, the excess will be deferred to the contract liability and recognized in revenue when the performance obligation has been satisfied. Assuming a full in-service date in late 2021 for the MVP, the deferral to the contract liability is expected to increase by approximately $295 million and $6 million during 2021 and 2022, respectively. While the 3.0 Bcf per day MVC capacity became effective on April 1, 2020, additional daily MVC capacity and the associated gathering MVC fees payable by EQT to the Company as set forth in the EQT Global GGA are conditioned upon the in-service date of the MVP. There are ongoing legal and regulatory matters that must be resolved favorably before the MVP project can be completed which could have a material effect on the performance obligation and the allocation of the total consideration over the life of the contract and the gathering MVC fees payable by EQT under the contract.
Based on the Henry Hub natural gas forward strip prices as of February 19, 2021 and the terms of the Henry Hub cash bonus payment provision, any delays in the in-service date for the MVP project, including beyond the most recent targeted full in-service of late 2021, would decrease the estimated fair value of the derivative asset attributable to the Henry Hub cash bonus payment provision, and such decrease may be substantial. Such changes in estimated fair value, if any, would be recognized in other income on the Company’s statements of consolidated comprehensive income.
For a discussion of the Company's commercial relationship with EQT and related considerations, including risks associated with this relationship, see "Item 1A. Risk Factors." See also Note 6 to the consolidated financial statements for additional information regarding the EQT Global GGA and the transactions related thereto. For further discussion on litigation and regulatory challenges affecting the completion of the MVP project, see "Strategy" under "Developments, Market Trends and Competitive Conditions" in "Item 1. Business" and "Item 3. Legal Proceedings."
Hammerhead Pipeline. On September 23, 2020, EQT and certain affiliates of EQT instituted arbitration proceedings against the Company by filing a Demand for Arbitration with the American Arbitration Association. The arbitration arises out of the Hammerhead gathering agreement, pursuant to which the Company agreed to construct the Hammerhead pipeline and gather gas for EQT. EQT sought a declaratory judgment that it may exercise an early termination right and purchase the Hammerhead pipeline and related facilities under the terms of the Hammerhead gathering agreement. With its Demand for Arbitration, EQT also sought emergency relief, asking that an emergency arbitrator: (i) resolve the parties’ dispute on the merits by October 1, 2020; or (ii) alternatively, toll the contractual deadline for EQT’s exercise of its termination right, which was set to expire on October 11, 2020, until after the parties’ dispute was resolved. On October 6, 2020, the emergency arbitrator issued an order denying EQT’s request for emergency resolution on the merits but tolling the early termination deadline until the arbitration has been resolved. The Company’s answer to the Notice of Arbitration was filed on October 8, 2020, and the parties are currently engaged in arbitration. The Company will vigorously defend against EQT’s claims and litigate its rights, including the assertion of appropriate counterclaims.
Gulfport Bankruptcy. On November 13, 2020, Gulfport commenced bankruptcy proceedings. On November 24, 2020, Gulfport moved to reject its gas gathering agreements with the Company and made certain related court filings, which motions the Company has opposed. The Company and Gulfport have entered into negotiations related to the contracts. For the year ended December 31, 2020, Gulfport accounted for approximately 9% of the Company’s operating revenues.
Commodity Prices. The Company’s business is dependent on continued natural gas production and the availability and development of reserves in its areas of operation. Low prices for natural gas and NGLs have adversely affected development of additional reserves and production that is accessible by the Company’s pipeline and storage assets, which also negatively affects the Company’s water services business. See “COVID-19 Update” under “Executive Overview” above for a discussion of the impact the COVID-19 outbreak has had on oil, NGLs and natural gas prices, and the positive impact lower oil prices are perceived to have on natural gas prices in the near- and medium-term, primarily as a result of corresponding declines in the production of associated gas in the United States which the market expects will more than offset reduced demand for natural gas as a result of the COVID-19 outbreak.
Henry Hub spot and local spot natural gas prices, which were under pressure prior to the COVID-19 outbreak due primarily to a warmer than normal 2019 - 2020 winter heating season, a temperate spring 2020 season and an oversupply of natural gas (caused in part by the significant increase in production of associated gas from the Permian Basin and similar basins in recent years), were further pressured by a reduction in global demand for natural gas during 2020 (for which the COVID-19 outbreak was a contributing factor), lack of available natural gas storage and the continued significant supplies of natural gas being produced, particularly from the Appalachian Basin. The Henry Hub natural gas price ranged from $1.33 per MMbtu to $3.03 per MMbtu between January 1, 2020 and December 31, 2020, with some prices reflecting the lowest natural gas prices in more than 20 years. Further, market prices for natural gas in the Appalachian Basin continue to be lower than Henry Hub natural gas prices and were significantly lower during portions of 2020. Natural gas prices have improved since the spring of 2020 and are expected to further improve during 2021, as reflected by the natural gas forward price strip as of February 19, 2021, primarily due to demand, such as in the winter months, for natural gas potentially exceeding available supply (as a result of, in part, the decrease in associated gas production from the Permian Basin given the dramatic decrease in oil production caused by historical low oil prices during the first half of 2020). However, the length and extent of that price recovery (if any) and its effect on the development plans of the Company’s customers, which impact both the Company’s ability to execute new commercial agreements with its customers as well as the volumetric-based fee revenues the Company earns under existing contracts, will be impacted by global demand for natural gas, the length and severity of the 2020-2021 winter heating season, rates of natural gas production (including amounts of associated gas from the Permian Basin, which certain analysts are projecting will increase in 2021 and later years), and the length and severity of the COVID-19 outbreak. There is no assurance that the elevated natural gas prices indicated by the current forward natural gas price strip will be realized or be realized for any particular length of time, or that producers will increase production volume as a result of any particular price level.
Lower natural gas prices have caused certain producers, including customers of the Company, to determine to reduce their rig count (and thereby delay production), temporarily shut in portions of their production or otherwise take actions to slow production growth and/or reduce production, which when effected by the Company's producer customers reduces the demand for, and usage of, the Company’s services. For instance, in May 2020 and September 2020, EQT publicly disclosed that it had made the strategic decision to temporarily curtail significant portions of its production, and certain other Company customers also curtailed portions of their production during the second and/or third quarters of 2020. The temporary production curtailments in 2020 resulted in a decrease in the Company's volumetric-based fee revenues for portions of 2020, and an extended period of low natural gas prices and/or a slow recovery of natural gas prices in 2021 could cause EQT or other producers to take similar actions in the future, which could have a significant negative effect on the demand for the Company's services and therefore its results of operation.
Certain of the Company’s customers reduced their capital spending forecasts in 2020 as compared to 2019 capital expenditures and 2021. For example, EQT's 2020 capital expenditures were approximately $694 million, or 39%, lower than EQT's 2019 capital expenditures. Although EQT announced a modest increase in its 2021 capital expenditure forecast compared to EQT's 2020 actual capital expenditures, EQT's 2021 sales volume forecast is approximately flat relative to its pro-forma 2020 sales volume (adjusted for the Chevron Acquisition). Price declines and sustained periods of low natural gas and NGL prices could continue to have an adverse effect on the creditworthiness of the Company's customers and related ability to pay firm reservation fees under long-term contracts and/or affect activity levels and, accordingly, volumetric-based fees, which could affect the Company’s results of operations, liquidity or financial position. Each of S&P, Moody's and Fitch took negative ratings actions on a number of Appalachian exploration and production companies during 2020, including EQT, Range Resources and Gulfport, citing, among other things, lower natural gas price assumptions and current and future financing needs (although all three ratings agencies have since taken positive action on EQT citing, among other things, subsequent debt reduction and improvements in natural gas fundamentals). On November 13, 2020, Gulfport filed for Chapter 11 bankruptcy protection, as further described above under "Gulfport Bankruptcy." Many of the Company’s customers, including EQT, have entered into long-term firm reservation transmission and gathering contracts or contracts with MVCs on the Company's systems. However, approximately 34% of the Company’s operating revenues for 2020 were volumetric-based fee revenues. For more information, see "Decreases in production of natural gas in our areas of operation have adversely affected, and future decreases could further adversely affect, our business and operating results and reduce our cash available to pay cash dividends to our shareholders." included in "Item 1A. Risk Factors."
Potential Future Impairments. During the first quarter of 2020, the Company recognized an impairment of long-lived assets of approximately $55.6 million, including $37.9 million related to certain Hornet Midstream-related gathering assets and $17.7 million related to certain Hornet Midstream-related intangible assets associated with the Eureka/Hornet reporting unit (as such terms are defined in Note 4 to the consolidated Financial Statements). See Note 4 to the consolidated financial statements for additional information.
The accounting estimates related to impairments are susceptible to change, including estimating fair value which requires considerable judgment. For goodwill, management’s estimate of a reporting unit’s future financial results is sensitive to changes in assumptions, such as changes in stock prices, weighted-average cost of capital, terminal growth rates and industry multiples. Similarly, cash flow estimates utilized for purposes of evaluating long-lived assets and equity method investments (such as in the MVP Joint Venture) require us to make projections and assumptions for many years into the future for pricing, demand, competition, operating cost, commencement of operations, resolution of relevant legal and regulatory matters, and other factors. The Company evaluates long-lived assets and equity method investments for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable (meaning, in the case of equity method investments, that such investments have suffered other-than-temporary declines in value under ASC 323). For the Company’s equity investment in the MVP Joint Venture, management must evaluate the Company’s investment for other-than-temporary declines in fair value under ASC 323. The Company believes the estimates and assumptions used in estimating its reporting units’, long-lived assets' and its equity investment's fair values as of December 31, 2020 are reasonable and appropriate; however, assumptions and estimates are inherently subject to significant business, economic, competitive, regulatory, judicial and other risks that could materially affect the calculated fair values and the resulting conclusions regarding impairments, which could materially affect the Company’s results of operations and financial position. Additionally, actual results could differ from these estimates and assumptions may not be realized. The Company also continues to evaluate and monitor the ongoing legal and regulatory matters related to the MVP and MVP Southgate projects that affect project completion, as further described in “Item 3. Legal Proceedings.” Adverse or delayed developments with respect to such matters or other adverse developments could require that the Company modify assumptions reflected in the probability-weighted scenarios of discounted future net cash flows (including with respect to the probability of success) utilized to estimate fair value of its equity investment in the MVP Joint Venture, which could result in an other-than-temporary impairment of that investment. See also Note 4 to the consolidated financial statements, “Reviews of our goodwill, intangible and other long-lived assets have resulted in significant impairment charges and reviews of our goodwill, intangible and other long-lived assets could result in future significant impairment charges, including with respect to our investment in the MVP Joint Venture.” included in “Item 1A. Risk Factors," and the Company's discussion of "Critical Accounting Policies and Estimates" included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation."
As of the filing of this Annual Report on Form 10-K, the Company cannot predict the likelihood or magnitude of any future impairment. However, the Company’s closing stock price decreased by approximately 17% between January 15, 2021 and January 20, 2021. If the Company’s stock price does not recover before the end of the first quarter of 2021, such change in the Company’s market value during the first quarter may trigger a quantitative assessment for impairment for the first quarter of

2021, which may result in the Company realizing impairments the magnitude of which the Company is unable to estimate as of the filing of this Annual Report on Form 10-K.
For a discussion of capital expenditures, see "Capital Requirements" below.
Capital Resources and Liquidity
The Company's liquidity requirements are to finance its operations, its capital expenditures, potential acquisitions and other strategic transactions and capital contributions to joint ventures, including the MVP Joint Venture, to pay cash dividends and to satisfy any indebtedness obligations. The Company's ability to meet these liquidity requirements depends on the Company's cash flow from operations, the continued ability of the Company to borrow under its credit facilities and the Company's ability to raise capital in banking, capital and other markets (including refinancing existing credit facilities as they mature). Cash flow and capital raising activities (including the ability in refinancings to obtain similar terms to those currently present in existing credit facilities) may be affected by prevailing economic conditions in the natural gas industry and other financial and business factors (including market forces causing shifts in investor sentiment and credit allocations to industries and companies perceived as having better growth opportunities and/or stronger ESG metrics and practices, as well as the COVID-19 outbreak), some of which are beyond the Company's control. The Company's available sources of liquidity include cash from operations, cash on hand, borrowings under its subsidiaries' revolving credit facilities, issuances of additional debt and issuances of additional equity securities. As of December 31, 2020, pursuant to the terms of the Amended EQM Credit Facility and Amended 2019 EQM Term Loan Agreement, the Company would have been able to borrow approximately $2.0 billion under the Amended EQM Credit Facility. The amount the Company is able to borrow under the Amended EQM Credit Facility is bounded by a maximum consolidated leverage ratio specified in the Amended EQM Credit Facility, which ratio varies over the course of the term of the Amended EQM Credit Facility from not more than 5.75 to 1.00 to not more than 5.00 to 1.00 tested as of the end of each fiscal quarter. The Company’s consolidated leverage ratio is derived from a number of components, including the amount of projected Consolidated EBITDA (as defined in the Amended EQM Credit Facility) from certain approved projects, including the MVP project, that is available to be included in the consolidated leverage ratio calculation under the Amended EQM Credit Facility. If the targeted in-service date for the MVP project is further delayed, such delay could result in a decrease in the amount of projected Consolidated EBITDA for future quarters, which, absent other actions which may be available to the Company to reduce its then-leverage, may further limit the Company’s availability to borrow under the Amended EQM Credit Facility. See also Note 11 to the consolidated financial statements.
See “Security Ratings” below for a discussion of the downgrades of EQM’s credit ratings during 2020. The non-investment grade ratings from Moody's, S&P and Fitch have caused the Company to incur higher borrowing costs under the Amended EQM Credit Facility and, prior to its termination, the Amended 2019 EQM Term Loan Agreement. As a result of the February 2020 downgrades (discussed below), EQM was also obligated to deliver additional credit support to the MVP Joint Venture in the form of letters of credit, which, in the case of the MVP project (based on the midpoint of the targeted cost for the project), is in the amount of approximately $231.2 million and is, in the case of the MVP Southgate, $14.2 million, in each case as of the filing date of this Annual Report on Form 10-K. Additionally, pursuant to the EQT Global GGA, if EQM does not maintain minimum credit ratings from two of three credit rating agencies of at least Ba3 with respect to Moody's and BB- with respect to S&P and Fitch, EQM will be obligated to provide additional credit support in an amount equal to approximately $196 million to EQT in support of the potential payment obligation related to the EQT Cash Option (the Cash Option Letter of Credit). See "A further downgrade of EQM’s credit ratings, including in connection with the MVP project or customer credit ratings changes, including EQT’s, which are determined by independent third parties, could impact our liquidity, access to capital, and costs of doing business." included in "Item 1A. Risk Factors."
Operating Activities
Net cash flows provided by operating activities were $1,140.9 million for the year ended December 31, 2020 compared to $976.5 million for the year ended December 31, 2019. The increase was primarily driven by the timing of working capital receipts and payments, and a full year of cash flows generated by assets acquired in the Bolt-on Acquisition.
Investing Activities
Net cash flows used in investing activities were $729.8 million for the year ended December 31, 2020 compared to $2,574.5 million for the year ended December 31, 2019. The decrease was attributable to cash used for the Bolt-on Acquisition in 2019, a $501.8 million decrease in capital contributions to the MVP Joint Venture in 2020 consistent with a lower level of construction activities for the MVP project and decreased capital expenditures. Capital expenditures decreased by approximately $505.3 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019, primarily due to decreased spending on the Hammerhead pipeline and various wellhead gathering projects, partly offset by increased spending on the Eureka Midstream gathering system in 2020 compared to 2019, which was acquired by the Company in April 2019.

See “Capital Requirements” below for a discussion of forecasted 2021 capital expenditures and capital contributions to the MVP Joint Venture.
Financing Activities
Net cash flows used in financing activities were $291.4 million for the year ended December 31, 2020 compared to net cash flows provided by financing activities of $1,392.2 million for the year ended December 31, 2019. For the year ended December 31, 2020, the primary source of financing cash flows was net proceeds from the 2020 Senior Notes issuance, while the primary uses of financing cash flows were the redemption of the EQM Series A Preferred Units, payment to retire the ETRN Term Loans, the payments of dividends and distributions to shareholders and unitholders and net payments of borrowings on the Amended EQM Credit Facility. The net proceeds from the 2020 Senior Notes were primarily used to repay borrowings on the Amended EQM Credit Facility. For the year ended December 31, 2019, the primary sources of financing cash flows were borrowings on the Company's and EQM's credit facilities, proceeds from the issuance of the term loans under the 2019 EQM Term Loan Agreement (defined in Note 11 to the consolidated financial statements), which were used primarily to pay down borrowings under the EQM Credit Facility, and the net proceeds from the issuance of the EQM Series A Preferred Units, which were used in part to fund the purchase price of the Bolt-on Acquisition and to pay certain fees and expenses related to the Bolt-on Acquisition, while the primary uses of financing cash flows were payments on the Company's and EQM's credit facility borrowings, the payment of dividends, the payments of distributions to noncontrolling interest unitholders, the Company's purchase of EQGP common units and the payment of distributions to holders of EQM Series A Preferred Units.
See Note 18 to the consolidated financial statements for discussion of the 2021 Senior Notes, the prepayment and termination of the Amended 2019 EQM Term Loan Agreement and the Tender Offers.
Capital Requirements
The gathering, transmission and storage and water service businesses are capital intensive, requiring significant investment to develop new facilities and to maintain and upgrade existing operations.
In 2021, the Company expects to make capital contributions to the MVP Joint Venture of $670 million to $720 million depending on the timing of the construction of the MVP project and approximately $20 million for the MVP Southgate project. Capital expenditures for 2021 are expected to be approximately $370 million to $420 million (including approximately $20 million attributable to the noncontrolling interests in Eureka Midstream). The Company's future capital investments may vary significantly from period to period based on the available investment opportunities, the timing of the construction of the MVP, MVP Southgate and other projects, and maintenance needs. The Company expects to fund future capital expenditures and capital contributions primarily through cash on hand, cash generated from operations and borrowings under its subsidiaries' credit facilities.
Credit Facilities
See Note 11 to the consolidated financial statements for discussion of the Amended EQM Credit Facility, the Amended 2019 EQM Term Loan Agreement and the Eureka Credit Facility. See Note 18 to the consolidated financial statements for discussion of the prepayment and termination of the Amended 2019 EQM Term Loan Agreement.
Security Ratings
The table below sets forth the credit ratings for EQM's debt instruments at December 31, 2020.

EQM
Senior Notes
Rating Service	Rating	Outlook
Moody's	Ba3	Negative
S&P	BB-	Stable
Fitch	BB	Negative
On February 4, 2020, S&P downgraded EQM's credit to a BB+ rating, with a negative outlook, from a BBB- rating following S&P's downgrade of EQT. On February 27, 2020, S&P further downgraded EQM's credit to a BB rating, with a stable outlook. On February 18, 2020, Fitch downgraded EQM to a BB rating, with a negative outlook, from a BBB- rating, citing a downgrade of EQT’s credit rating from BBB- to BB, with a negative outlook, on February 14, 2020, as well as uncertainty around the MVP project, as the principal reasons for the ratings action. On February 27, 2020, Moody's downgraded EQM's credit from Ba1, with a negative outlook, to Ba2, with a negative outlook, citing EQT's weakening credit profile, risks to completion of the MVP project and the increase to EQM's financial leverage resulting from actions in connection with the EQM Merger and the Share Purchases. On April 2, 2020, Moody's further downgraded EQM's credit rating from Ba2, with a negative outlook, to Ba3, with a negative outlook, following Moody's downgrade of EQT's credit rating. On April 7, 2020, S&P further downgraded EQM's credit rating from BB, with a stable outlook, to BB-, with a negative outlook, following S&P's further downgrade of EQT's credit rating. On September 2, 2020, S&P, following its upgrade of EQT's outlook from negative to stable (based on EQT's reduced debt and improved leverage and maturity profile), lifted EQM's outlook from negative to stable, citing primarily the change in EQT's outlook. In January 2021, each of Moody's, S&P and Fitch affirmed EQM's credit ratings in connection with the issuance of the 2021 Senior Notes. The ETRN Term Loans were paid off on March 3, 2020 with proceeds from the EQM Credit Facility and the ETRN Term Loan Credit Agreement was terminated; therefore, the Company no longer has any credit ratings assigned to its debt.
EQM's credit ratings are subject to further revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. The Company cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a credit rating agency if, in its judgment, circumstances so warrant, including in connection with the MVP project or the creditworthiness of EQM's customers, including EQT. As of December 31, 2020, EQT's public debt had credit ratings of BB from S&P (with a stable outlook), Ba3 from Moody's (with a positive outlook) (which was subsequently upgraded to BA2 with a stable outlook on February 2, 2021) and BB from Fitch (with a positive outlook). As of December 31, 2019, EQT's credit ratings with each of S&P, Moody's and Fitch were considered investment grade. If any credit rating agency further downgrades or withdraws EQM's ratings, including for reasons relating to the MVP project (such as future delays in the targeted full in-service date of the MVP project or increases in such project’s costs), EQM’s leverage or credit ratings of our customers (including EQT), the Company's access to the capital markets could become more challenging, borrowing costs will likely increase, the Company may be required to provide additional credit assurances (the amount of which may be substantial), including the Cash Option Letter of Credit, in support of commercial agreements such as joint venture agreements, and the potential pool of investors and funding sources may decrease. In order to be considered investment grade, a company must be rated Baa3 or higher by Moody's, BBB- or higher by S&P, or BBB- or higher by Fitch. Anything below these ratings, including all of EQM's credit ratings, are considered non-investment grade.
Schedule of Contractual Obligations
The following represents the Company's contractual obligations as of December 31, 2020. Purchase obligations exclude future capital contributions to the MVP Joint Venture, purchase obligations of the MVP Joint Venture and dividends associated with the Equitrans Midstream Preferred Shares.

	Total	2021	2022 – 2023	2024 – 2025	2026 +
	(Thousands)
Long-term debt (a)	$6,500,000	$—	$2,500,000	$1,200,000	$2,800,000
Credit facility borrowings (b)	787,500	302,500	485,000	—	—
Interest payments on senior notes (c)	2,232,938	275,875	527,802	397,917	1,031,344
Purchase obligations (d)	10,340	6,083	2,766	1,491	—
Operating lease obligations (e)	66,981	12,508	17,833	10,948	25,692
Other liabilities (f)	13,970	3,674	10,296	—	—
Total contractual obligations	$9,611,729	$600,640	$3,543,697	$1,610,356	$3,857,036
(a)Includes $5.1 billion in aggregate principal amount of EQM's senior notes and $1.4 billion associated with the term loans issued pursuant to the Amended 2019 EQM Term Loan Agreement as of December 31, 2020. See Note 11 to the consolidated financial statements for further information. See Note 18 to the consolidated financial statements for discussion of issuance of the 2021 Senior Notes, the prepayment and termination of the Amended 2019 EQM Term Loan Agreement and the Tender Offers.
(b)Credit facility borrowings were classified based on the termination date of the credit facility agreements. As of December 31, 2020, the Company had aggregate credit facility borrowings outstanding of approximately $485 million and $302.5 million under the Amended EQM Credit Facility and the Eureka Credit Facility, respectively. See Note 11 to the consolidated financial statements for further information.
(c)Interest payments exclude interest related to the Amended EQM Credit Facility, the Eureka Credit Facility and, prior to its termination, the Amended 2019 EQM Term Loan Agreement as the interest rates on the credit facility borrowings and the term loan are (and in the case of the 2019 EQM Term Loan Agreement, were) variable. See Note 18 to the consolidated financial statements for discussion of the issuance of the 2021 Senior Notes and the Tender Offers.

(d)Purchase obligations represent agreements to purchase goods or services that are enforceable, legally binding and specify all significant terms, including the approximate timing of the transaction. As of December 31, 2020, the Company's purchase obligations included commitments for capital expenditures, operating expenses and service contracts.
(e)Operating leases are primarily entered into for various office locations and compression equipment.
(f)Other liabilities represent commitments for estimated payouts as of December 31, 2020 for various Equitrans Midstream liability award plans. See "Critical Accounting Policies and Estimates" below and Note 10 to the consolidated financial statements for discussion of factors that affect the ultimate amount of the payout of these obligations.
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
See "The regulatory approval process for the construction of new midstream assets is very challenging, and decisions by regulatory and judicial authorities in pending or potential proceedings could impact our or the MVP Joint Venture's ability to obtain or maintain in effect all approvals and authorizations necessary to complete certain projects on the targeted time frame or at all or our ability to achieve the expected investment returns on the projects." included in "Item 1A. Risk Factors," and see "Item 3. Legal Proceedings" for discussion of litigation and regulatory proceedings, including related to the MVP and MVP Southgate projects.
See Note 16 to the consolidated financial statements for further discussion of the Company's commitments and contingencies.
Dividends
On February 12, 2021, the Company paid cash dividends for the fourth quarter of 2020 of $0.15 per common share and $0.4873 per Equitrans Midstream Preferred Share to shareholders of record at the close of business on February 3, 2021.
Off-Balance Sheet Arrangements
See Note 9 to the consolidated financial statements for discussion of the former MVP Joint Venture guarantees.
Recently Issued Accounting Standards
Recently issued accounting standards relevant to the Company are described in Note 1 to the consolidated financial statements.
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
The Company has federal and state net operating loss (NOL) carryforwards related to federal and various state jurisdictions. The federal and states of Virginia and West Virginia NOL carryforwards have no expiration, but utilization is limited to 80% of taxable income in the year of utilization. The Company's Pennsylvania NOL carryforwards expire in 2038 and 2040. The Company believes that it is more likely than not that the benefit from certain federal and state NOL carryforwards will be realized. In addition to the NOL carryforwards, the Company has recorded deferred tax liabilities principally resulting from its investment in partnerships. No valuation allowances have been established on the Company's deferred tax assets because the Company believes that future sources of taxable income, reversing temporary differences and other tax planning strategies will be sufficient to realize these deferred tax assets. Any determination to change the valuation allowance would impact the Company's income tax expense in the period in which such a determination is made.

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not (greater than 50%) that a tax benefit will not be realized. In evaluating the need for a valuation allowance, management considers all potential sources of taxable income, including income available in carry-back periods, future reversals of taxable temporary differences, projections of taxable income and income from tax planning strategies, as well as all available positive and negative evidence. Positive evidence includes factors such as a history of profitable operations, projections of future profitability within the carry-forward period, including from tax planning strategies, and experience. The Company has not identified any significant negative evidence.

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
The Company believes that accounting estimates related to income taxes are "critical accounting estimates" because the Company must assess the likelihood that deferred tax assets will be recovered from future taxable income, exercise judgment when evaluating whether or not a valuation allowance must be established on deferred tax assets and exercise judgment regarding the amount of financial statement benefit to record for uncertain tax positions. To the extent that a valuation allowance or an uncertain tax position is established or increased or decreased during a period, the Company includes an expense or benefit within income tax expense on the statements of comprehensive income. Future results of operations for any particular quarterly or annual period could be materially affected by changes in the Company's assumptions. See Note 14 to the consolidated financial statements for additional information.
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
Impairments of Long-Lived Assets and Equity Method Investments. The Company evaluates long-lived assets and equity method investments for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. With respect to property, plant and equipment and finite lived intangibles, asset recoverability is measured by comparing the carrying value of the asset or asset group with its expected future pre-tax undiscounted cash flows. Any accounting estimate related to impairment of property, plant and equipment, finite-lived intangible assets, goodwill or an investment in an unconsolidated entity may require the Company's management to make assumptions about future cash flows, discount rates, the fair value of investments and whether losses in the value of its investments are other than temporary. Management's assumptions about future cash flows require significant judgment because, among other things, actual operating levels have fluctuated in the past and are expected to fluctuate in the future.
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
The Company believes that the accounting estimates related to impairments are "critical accounting estimates" because they require assumptions that are susceptible to change, including estimating fair value which requires considerable judgment. For example, in the case of goodwill, management’s estimate of a reporting unit’s future financial results is sensitive to changes in assumptions, such as changes in stock prices, weighted-average cost of capital, terminal growth rates and industry multiples. The Company believes the estimates and assumptions used in estimating its reporting units’ fair values are reasonable and appropriate; however, different assumptions and estimates could materially affect the calculated fair value and the resulting conclusion on impairment of goodwill, which could materially affect the Company’s results of operations and financial position.
The Company’s investments in unconsolidated entities also require considerable judgment to estimate fair value because the Company’s investments are not traded on an active market. Additionally, the Company's investments in unconsolidated entities are susceptible to impairment risk from further adverse macroeconomic conditions and/or other adverse factors such as permit and litigation matters impacting the MVP project. For example, adverse or delayed developments with respect to such matters or other adverse developments could require that the Company modify assumptions reflected in the probability-weighted scenarios of discounted future net cash flows (including with respect to the probability of success) utilized to estimate fair value of its equity investment in the MVP Joint Venture, which could result in an other-than-temporary impairment of that investment.
Any potential impairment would have an effect on the Company's results of operations and financial position. See Notes 1 and 4 for additional information.
Revenue Recognition. Revenue from the gathering, transmission and storage of natural gas is generally recognized when the service is provided. Revenue from water services is generally recognized when water is delivered. Contracts often contain fixed and variable consideration. Fixed consideration primarily relates to firm reservation payments including MVCs. Variable consideration is generally dependent on volumes and recognized in the period they occur. For all contracts, the Company allocates the transaction price to each performance obligation based on the judgment determined relative standalone selling price. When applicable, the excess of consideration received over revenue recognized results in the deferral of those amounts until future periods based on a units of production or straight-line methodology as these methods appropriately match the consumption of services provided to the customer. The units of production methodology requires the use of production estimates that are uncertain and the use of judgment when developing estimates of future production volumes, thus impacting the rate of revenue recognition. Production estimates are monitored as circumstances and events warrant. Certain of the Company's gas gathering and water agreements have MVCs. If a customer under such an agreement fails to meet its MVC for a specified period (thus not exercising all the contractual rights to gathering and water services within the specified period, herein referred to as “breakage”), it is obligated to pay a contractually determined fee based upon the shortfall between the actual gathered or water volumes and the MVC for the period contained in the contract. When management determines it is probable that the customer will not exercise all or a portion of its remaining rights, the Company recognizes revenue associated with such breakage amount in proportion to the pattern of exercised rights within the respective MVC period.
Revenue related to services provided but not yet billed is estimated each month. These estimates are generally based on contract data, preliminary throughput and allocation measurements. Final bills for the current month are billed and collected in the following month. See Note 6 to the consolidated financial statements for additional information.
The Company records an allowance for credit losses on a quarterly basis in order to estimate uncollectible receivables. The Company's current expected credit loss (CECL) methodology considers risks of collection based on a customer’s current credit status. The standard requires an entity to assess whether financial assets share similar risk characteristics and, if so, group such assets in a pool. Customer balances are aggregated for evaluation based on their credit risk rating, which takes into account changes in economic factors that impact a customer’s ability to meet its financial obligations. The Company's CECL methodology assigns a reserve, even if remote, to each customer based on credit risk and the reserve is evaluated on a quarterly basis. In order to calculate the appropriate provision, the Company utilizes an estimated loss rate factor based on a customer's credit rating for receivables and a risk-adjusted reserve based on the receivable aging schedule in order to account for the receivables which may be at a greater risk of collection. Customer credit risk ratings are updated quarterly and management has enabled a risk-responsive approach to changes in customer and economic factors. While the Company has not historically experienced material losses on uncollected receivables, declines in the market price for natural gas affecting producer activity combined with the increase in customers on the Company's systems may result in a greater exposure to potential losses than management's current estimates.
The Company believes that the accounting estimates related to revenue recognition are "critical accounting estimates" because estimated volumes are subject to change based on actual measurements, including prior period adjustments. In addition, the Company believes that the accounting estimates related to the allowance for credit losses are "critical accounting estimates" because the underlying assumptions used for the allowance can change and the actual mix of customers and their ability to pay may vary significantly from management's estimates, which could affect the collectability of customer receivables. These accounting estimates could potentially have a material effect on the Company's results of operations and financial position.
Business Combinations. During the second quarter of 2019, the Company recorded the Bolt-on Acquisition using the acquisition method of accounting; accordingly, the values assigned to the assets and liabilities are based on the Company's purchase price accounting estimates. Accounting for the acquisition of a business requires a company to record the acquired identifiable assets and liabilities at fair value. The estimated fair value of midstream facilities and equipment, which generally consist of pipeline systems and compression stations, was estimated using the cost approach. Significant unobservable inputs in the estimate of fair value include management's assumptions about the replacement costs for similar assets, the relative age of the acquired assets and any potential economic or functional obsolescence associated with the acquired assets. The fair value of intangible assets was determined using the income approach, which requires a forecast of the expected future cash flows generated and an estimated market-based weighted average cost of capital. Significant unobservable inputs in the determination of fair value include future revenue estimates, future cost assumptions and estimated customer retention rates.
Given the time required to obtain pertinent information necessary to finalize the allocation of the purchase price to the acquired net assets, the purchase price allocation remained preliminary for a period of time before the required fair value estimates were finalized. It is not uncommon for the initial estimates to be subsequently revised. During the fourth quarter of 2019, the Bolt-on Acquisition purchase price accounting was finalized. See Note 3 to the consolidated financial statements for additional information.
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
Performance-based awards expected to be satisfied in cash are treated as liability awards and remeasured at fair value at the end of each reporting period, recognizing a proportionate amount of the expense for each period over the vesting period of the award. Performance-based awards expected to be satisfied in Company common stock are treated as equity awards and recorded based on an estimated grant date fair value over the vesting period of the award. Determination of the fair value of the awards requires judgments and estimates regarding, among other things, the appropriate methodologies to follow in valuing the awards and the related inputs required by those valuation methodologies. Most often, the Company obtains a valuation at the grant date for equity awards and at each remeasurement date for liability awards based upon assumptions regarding risk-free rates of return, expected volatilities, the expected term of the award and dividend yield, as applicable. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of valuation. Expected volatilities are based on historical volatility of the Company's common stock and, where applicable, the common stock of the peer group members at the time of valuation. The expected term represents the period of time elapsing during the applicable performance period. The dividend yield is based on the historical dividend yield of the Company's common stock adjusted for any expected changes and, where applicable, of the common stock of the peer group members at the time of valuation.
For plans that include a performance condition that affects the number of shares that will ultimately vest, the probability that the performance condition will be achieved is reevaluated at the end of each reporting period and the payout multiplier is applied to the grant date fair value or measurement date fair value to record compensation expense, as applicable. For plans that include a market condition, compensation expense is based on a grant date fair value using a Monte Carlo simulation that remains constant throughout the vesting period for equity plans and a fair value using a Monte Carlo simulation remeasured at each reporting period for liability plans. Each plan subject to a market condition is accounted for separately for each vesting tranche of the award.
Time-based restricted units expected to be satisfied in cash are accounted for as liability awards recorded over the requisite service period, typically three years. The fair value of liability awards is remeasured at the end of each reporting period based on the closing price of the Company’s common stock. Time-based restricted stock awards expected to be satisfied in Company common stock are accounted for as equity awards and are recorded over the requisite service period, typically three years, based on the grant date fair value. Director phantom units expected to be satisfied in Company common stock vest on the date of grant and are recorded based on the grant date fair value. The grant date fair value, in both cases, is determined based upon the closing price of the Company's common stock on the day before the grant date.
The Company believes that the accounting estimates related to share-based compensation are "critical accounting estimates" because they may change from period to period based on changes in assumptions about factors affecting the ultimate payout of awards, including the number of awards to ultimately vest and the market price and volatility of the Company's common stock.

Future results of operations for any particular quarterly or annual period could be materially affected by changes in the Company's assumptions. See Note 10 to the consolidated financial statements for additional information.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Changes in interest rates affect the amount of interest the Company earns on cash, cash equivalents and short-term investments and the interest rates EQM and Eureka pay on borrowings under their respective revolving credit facilities and term loans, as applicable. As of December 31, 2020, the Amended 2019 EQM Term Loan Agreement provided for, and the Amended EQM Credit Facility and the Eureka Credit Facility provide for, variable interest rates and thus expose the Company, through EQM and Eureka, to fluctuations in market interest rates. In addition, EQM's interest rates under the Amended 2019 EQM Term Loan Agreement were impacted by and the Amended EQM Credit Facility are impacted by changes in EQM's credit ratings (which may be caused by factors outside of EQM's control). Eureka's interest rates under the Eureka Credit Facility are also impacted by changes in Eureka's Consolidated Leverage Ratio (as defined in the Eureka Credit Facility) which may fluctuate based on Eureka Midstream's liquidity needs. Such changes in interest rates may accordingly impact the Company's results of operations and liquidity. Further, changes in interest rates may affect the dividend payable on Equitrans Midstream Preferred Shares after March 31, 2024, which could affect the amount of cash the Company has available to make quarterly cash dividends to its shareholders. Additionally, on March 30, 2020, EQM executed amendments to the EQM Credit Facility and the 2019 EQM Term Loan Agreement, which, among other things, increased the interest rates applicable to the borrowings under such facilities. EQM's senior notes are fixed rate and thus do not expose the Company to fluctuations in market interest rates. Changes in interest rates do affect the fair value of EQM's fixed rate debt. See Note 11 to the consolidated financial statements for discussion of borrowings and Note 1 to the consolidated financial statements for discussion of fair value measurements. See Note 18 to the consolidated financial statements for discussion of the prepayment and termination of the Amended 2019 EQM Term Loan Agreement. EQM and Eureka may from time to time hedge the interest on portions of borrowings under their respective revolving credit facilities in order to manage risks associated with floating interest rates (however, there may be no assurance that such hedges will fully mitigate interest rate risk).
See also “Changes in the method of determining the London Interbank Offered Rate (LIBOR), or the replacement of the LIBOR with an alternative reference rate, may adversely affect interest expense related to outstanding debt.” included in "Item 1A. Risk Factors."
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
The Company is exposed to the credit risk of its customers, including EQT. As of December 31, 2020, EQT had $0.8 billion of letters of credit outstanding under its revolving credit facility (inclusive of an $83.6 million letter of credit issued to the MVP Joint Venture). At December 31, 2020, EQT's public senior debt had non-investment grade credit ratings. See "Security Ratings" under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of EQT's credit ratings.
In connection with the execution of the EQT Global GGA and the Credit Letter Agreement, the Company agreed to, amongst other things, relieve certain credit posting requirements for EQT, in an amount of up to approximately $250 million, under its commercial agreements with the Company, subject to EQT maintaining a minimum credit rating from two of three rating agencies of (i) Ba3 with Moody’s, (ii) BB- with S&P and (iii) BB- with Fitch. EQT has guaranteed the payment obligations of certain of its subsidiaries, up to a maximum amount of $115 million, $131 million and $30 million related to gathering, transmission and water services, respectively, across all applicable contracts, for the benefit of the subsidiaries of the Company providing such services. See Note 15 to the consolidated financial statements for further discussion of the Company's exposure to credit risk.
See "Item 1A. Risk Factors" and “Gulfport Bankruptcy” under “Outlook” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information on Gulfport's bankruptcy proceedings.
Commodity Prices. The Company's business is dependent on continued natural gas production and the availability and development of reserves in its areas of operation. Low prices for natural gas and NGLs, including those resulting from regional basis differentials, which were significant during portions of 2020, resulted in certain customers temporarily curtailing natural gas production during portions of 2020. A sustained period of low prices could adversely affect development of additional reserves and production that is accessible by the Company's pipeline and storage assets, or result in lower drilling activity or additional curtailments, which would decrease demand for the Company's services. Lower regional natural gas prices could also cause producers to determine in the future that drilling activities in areas outside of the Company's current areas of operation are strategically more attractive to them. Certain of the Company's customers, including EQT, reduced capital spending for 2020 compared to 2019, and may announce lower capital spending in the future based on commodity prices, access to capital, investor expectations regarding free cash flow, a desire to reduce or refinance leverage (including the perceived ability to do so) or other factors. Unless the Company is successful in attracting and retaining new customers, the Company's ability to maintain or increase the capacity subscribed and volumes transported under service arrangements on its transmission and storage system, the volumes gathered on its gathering systems, or the volumes of water provided by its water services business will be dependent on receiving consistent or increasing commitments and production from its existing customers. While EQT has dedicated a substantial portion of its core acreage to the Company and has entered into long-term firm gathering and transmission contracts and contracts with MVCs on certain of the Company's systems, EQT may determine in the future that drilling or continuing to produce gas from existing wells in the Company's areas of operations is not economical above the amount to fulfill its required MVCs. For example, in May 2020 and September 2020, EQT publicly disclosed that it had made the strategic decision to temporarily curtail significant portions of its production, and certain other Company customers also curtailed portions of their production during the second and/or third quarters of 2020. See "Commodity Prices" under "Outlook" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional discussion. Other than with respect to its MVCs and other firm commitments under existing contracts, EQT is under no contractual obligation to continue to develop its acreage dedicated to the Company. See also Note 6 to the consolidated financial statements for a discussion of the EQT Global GGA and the Water Services Letter Agreement.
The Company's cash flow profile is underpinned by both firm reservation fee revenues and volumetric-based fees, with approximately 66% of its revenue for the year ended December 31, 2020 generated by firm reservation fee revenues. Accordingly, the Company believes that the effect of short- and medium-term declines in volumes of gas gathered, transported or stored on its systems may be mitigated because firm reservation fee revenues are paid regardless of volumes supplied to the system by customers. Sustained periods of low commodity prices could however have a further adverse effect on customer creditworthiness and related ability to pay firm reservation fees under long-term contracts and/or affect activity levels and accordingly volumetric-based fees, all of which could affect the Company's results of operations, liquidity or financial position. Significant declines in gas production in the Company's areas of operations would adversely affect the Company's results of operations, financial condition and liquidity. Additionally, the Company’s exposure to commodity price risk may increase in future periods. See "Our exposure to direct commodity price risk may increase in the future." under "Item 1A. Risk Factors."
The fair value of the Company’s derivative instruments is largely determined by estimates of the NYMEX Henry Hub natural gas forward price curve. A hypothetical 10% increase in NYMEX Henry Hub natural gas futures prices would increase the valuation of the Company’s derivative instruments by $14.3 million, while a hypothetical 10% decrease in NYMEX Henry Hub natural gas futures prices would decrease the valuation of the Company’s derivative instruments by $15.1 million. This fair value change assumes volatility based on prevailing market parameters at December 31, 2020. See Notes 1 and 6 to the consolidated financial statements for a discussion of the Henry Hub cash bonus payment provision.
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
See Note 11 to the consolidated financial statements and “Capital Resources and Liquidity” in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information on the Amended EQM Credit Facility and the Eureka Credit Facility.

Item 8.        Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Equitrans Midstream Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Equitrans Midstream Corporation (including its Predecessor as defined in Note 1) (the Company) as of December 31, 2020 and 2019, the related statements of consolidated comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2021 expressed an unqualified opinion thereon.
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

Accounting for the EQT global gas gathering agreement and share purchase agreements

Description of the Matter
As more fully described in Note 6 to the consolidated financial statements, on February 26, 2020, the Company entered into a Gas Gathering and Compression Agreement (the EQT Global GGA) with EQT Corporation. Additionally, on February 26, 2020, the Company entered into two share purchase agreements (the Share Purchase Agreements) with EQT Corporation (EQT), pursuant to which the Company agreed to (i) purchase shares of Equitrans Midstream common stock from EQT in exchange for cash and (ii) purchase shares of Equitrans Midstream common stock from EQT as consideration for certain commercial terms under the EQT Global GGA (the Rate Relief Shares). The EQT Global GGA also provides for potential cash bonus payments payable by EQT conditioned upon the quarterly average of the NYMEX Henry Hub Natural Gas price exceeding certain price thresholds.

The Company’s initial accounting for the execution of the EQT Global GGA and Share Purchase Agreements included recognition of a contract liability consisting of deferred revenue associated with the EQT Global GGA in the form of advance payments from EQT associated with the Rate Relief Shares and the initial fair value of the Henry Hub cash bonus payment provision.

Auditing the Company's accounting for the initiation of the EQT Global GGA and the Share Purchase Agreements was complex due to the judgment that was required in determining the balance sheet classification of the elements of the EQT Global GGA and Share Purchase Agreements. Additionally, a detailed analysis of the terms of the relevant agreements was required to determine the existence of any derivatives that may require separate accounting under applicable accounting guidance.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s initial accounting for the EQT Global GGA and Share Purchase Agreements. For example, we tested controls over the initial recognition of the EQT Global GGA and Share Purchase Agreements, including management’s evaluation of the EQT Global GGA and the identification and evaluation of specific features and the related accounting.

To test the initial accounting for the EQT Global GGA and Share Purchase Agreements, our audit procedures included, among others, inspection of the agreements underlying those transactions and testing management’s application of the relevant accounting guidance, including the determination of the balance sheet classification of each transaction component and the identification of any derivatives included in the arrangements. Our testing of the Company’s initial accounting included, among other procedures, evaluating the contractual provisions and testing the completeness and accuracy of the underlying data. We involved professionals with specialized skill and knowledge to assist in evaluating the appropriateness of the accounting for the EQT Global GGA and Share Purchase Agreements, including conclusions reached with respect to identification and bifurcation of embedded features. Our procedures also included evaluating the sufficiency of the Company’s disclosures with respect to the accounting for the EQT Global GGA and Share Purchase Agreements described in Note 6 to the consolidated financial statements.

Valuation of EQM OpCo Reporting Unit Goodwill

Description of the Matter
At December 31, 2020, the Company had goodwill of approximately $486.7 million related to the EQM OpCo reporting unit. As discussed in Notes 1 and 4 to the consolidated financial statements, goodwill is evaluated for impairment at least annually and whenever events or changes in circumstance indicate that the fair value of a reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then a quantitative assessment is not required. However, if the Company concludes otherwise, a quantitative impairment analysis is performed. If the Company chooses not to perform a qualitative assessment, or if it chooses to perform a qualitative assessment but is unable to qualitatively conclude that no impairment has occurred, then the Company will perform a quantitative assessment. In the case of a quantitative impairment test, the Company estimates the fair value of the reporting unit with which the goodwill is associated and compares it to the carrying value. If the estimated fair value of a reporting unit is less than its carrying value, an impairment charge is recognized for the excess of the reporting unit's carrying value over its fair value.

Auditing management’s quantitative goodwill impairment tests for the EQM OpCo reporting unit was complex due to the significant estimation required to determine the fair value of that reporting unit. In particular, the fair value estimates of that reporting unit were sensitive to significant assumptions, including assumptions regarding future throughput volumes and operating costs, and discount rates, among others. These assumptions could be affected by factors such as unexpected future production curtailments by the Company’s customers that have contracts with volumetric-based fees or future market or economic conditions and industry and company-specific qualitative factors.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s review of the significant assumptions described above.

To test the estimated fair value of the Company’s EQM OpCo reporting unit for which quantitative impairment tests were performed, we performed audit procedures that included, among others, evaluating methodologies used and testing the significant assumptions discussed above and testing the underlying data used by the Company in its analyses for completeness and accuracy. We compared the significant assumptions used by management to current industry and economic trends and evaluated whether changes in those trends would affect the significant assumptions. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. We involved our valuation specialists to assist in reviewing the valuation methodology and testing the discount rate assumption. Our procedures also included evaluating the sufficiency of the Company’s disclosures with respect to the valuation of EQM OpCo reporting unit goodwill described in Note 4 to the consolidated financial statements.

Valuation of Equity Method Investment in Mountain Valley Pipeline, LLC (MVP Joint Venture)

Description of the Matter
At December 31, 2020, the Company has an investment in the MVP Joint Venture of approximately $2.8 billion. As discussed in Notes 1 and 9 to the consolidated financial statements, the Company accounts for its interests in the MVP Joint Venture under the equity method because it has the ability to exercise significant influence, but not control, over the MVP Joint Venture's operating and financial policies. The Company reviews the carrying value of its investments in unconsolidated entities for impairment whenever events or changes in circumstances indicate that the fair value may have declined in value. When there is evidence of loss in value that is other than temporary, the Company compares the investment's carrying value to its estimated fair value to determine whether impairment has occurred. If the carrying value exceeds the estimated fair value, the Company estimates and recognizes an impairment loss equal to the difference between the investment's carrying value and fair value. During the year ended December 31, 2020, the Company evaluated its investment in the MVP Joint Venture for impairment and determined the fair value of its investment continued to exceed the carrying value at December 31, 2020. Accordingly, no impairment losses with respect to its equity investment in the MVP Joint Venture were recorded for the year ended December 31, 2020. The Company used probability-weighted scenarios of discounted future cash flows to estimate the fair value of the investment. The use of probability-weighted, discounted cash flows requires management to make significant estimates regarding the likelihood of various scenarios utilized to determine the fair value estimate. Changes in the probability-weighted assumptions could have a significant impact on the fair value estimate, which is used to determine the amount of any impairment.

Auditing management’s evaluation of impairment of the equity investment in the MVP Joint Venture was complex due to the significant judgment required to determine the fair value of the investment. In particular, the fair value estimates of the investment in the MVP Joint Venture were sensitive to significant assumptions, including assumptions regarding the probability-weighted, discounted cash flows. These assumptions could be affected by factors such as adverse macroeconomic conditions or other adverse factors such as permit and litigation matters impacting the MVP Joint Venture. The audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the likelihood of various probability-weighted scenarios required a high degree of auditor judgement and an increased extent of effort.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s equity method investment impairment evaluation process, including controls over management’s review of the significant assumptions described above.

To test the Company’s impairment evaluation related to its investment in the MVP Joint Venture, we performed audit procedures that included evaluating the methodologies used and testing significant assumptions and underlying data used by the Company in its analyses for completeness and accuracy. We involved our valuation specialists to assist in reviewing the valuation methodology and testing the discount rate assumption.

Our audit procedures related to the probability-weighted forecasts of discounted future cash flows included, among others, procedures to evaluate the reasonableness of the probabilities assigned by management to various outcomes. We also performed procedures to assess management’s consideration of potential changes in legal or regulatory trends and how such developments could impact significant assumptions that influence the in-service dates or viability of the project. We performed procedures to evaluate the reasonableness of key assumptions based upon management’s plans to resolve outstanding permitting issues and performed reviews to identify any potential contrary evidence through reading information included in the Company’s press releases, regulatory filings, analyst and industry reports, internal communications to management and the Board of Directors, among others. Our procedures also included evaluating the sufficiency of the Company’s disclosures with respect to the valuation of the investment in the MVP Joint Venture described in Note 9 to the consolidated financial statements.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2018.
Pittsburgh, Pennsylvania
February 23, 2021

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Equitrans Midstream Corporation
Opinion on Internal Control over Financial Reporting

We have audited Equitrans Midstream Corporation's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Equitrans Midstream Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related statements of consolidated comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2020 and the related notes and our report dated February 23, 2021 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
February 23, 2021

EQUITRANS MIDSTREAM CORPORATION
 STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31,

	2020	2019	2018
	(Thousands, except per share amounts)
Operating revenues (a)	$1,510,825	$1,630,242	$1,495,098
Operating expenses:
Operating and maintenance (a)	154,109	165,367	163,451
Selling, general and administrative (a)	129,969	112,915	123,810
Separation and other transaction costs (a)	23,797	26,080	85,444
Depreciation	259,613	227,364	175,821
Amortization of intangible assets	63,195	53,258	41,547
Impairments of long-lived assets (b)	55,581	969,258	261,941
Total operating expenses	686,264	1,554,242	852,014
Operating income	824,561	76,000	643,084
Equity income (c)	233,833	163,279	61,778
Other income (d)	17,225	2,661	5,011
Loss on early extinguishment of debt (e)	24,864	—	—
Net interest expense (a)	307,380	256,195	115,454
Income (loss) before income taxes	743,375	(14,255)	594,419
Income tax expense	105,331	50,704	83,142
Net income (loss)	638,044	(64,959)	511,277
Net income attributable to noncontrolling interests	214,912	138,784	292,879
Net income (loss) attributable to Equitrans Midstream	423,132	(203,743)	218,398
Preferred dividends (f)	58,760	—	—
Net income (loss) attributable to Equitrans Midstream common shareholders	$364,372	$(203,743)	$218,398

Earnings (loss) per share of common stock attributable to Equitrans Midstream common shareholders - basic (g)	$1.06	$(0.80)	$0.86
Earnings (loss) per share of common stock attributable to Equitrans Midstream common shareholders - diluted (g)	$1.06	$(0.80)	$0.86

Weighted average common shares outstanding - basic	343,935	254,884	254,432
Weighted average common shares outstanding - diluted	343,975	254,884	255,033

Net income (loss)	$638,044	$(64,959)	$511,277
Other comprehensive loss, net of tax:
Pension and other post-retirement benefits liability adjustment, net of tax expense of $70, $70 and $638	(203)	(517)	(1,509)
Other comprehensive loss	(203)	(517)	(1,509)
Comprehensive income (loss)	637,841	(65,476)	509,768
Less: Comprehensive income attributable to noncontrolling interests	214,912	138,784	292,879
Less: Comprehensive income attributable to preferred dividends (f)	58,760	—	—
Comprehensive income (loss) attributable to Equitrans Midstream common shareholders	$364,169	$(204,260)	$216,889

Dividends declared per common share	$0.60	$1.80	$0.41
(a)Includes related party activity with EQT Corporation (EQT). See Note 8.
(b)See Note 4 for disclosure regarding impairments of long-lived assets.
(c)Represents equity income from Mountain Valley Pipeline, LLC (the MVP Joint Venture). See Note 9.
(d)See Note 12 for disclosures regarding derivative instruments.
(e)See Note 11 for disclosure regarding loss on early extinguishment of debt.
(f)See Note 2 for disclosures regarding the Equitrans Midstream Preferred Shares (as defined in Note 1).
(g)See Note 13 for disclosure regarding the Company's calculation of net income per share of common stock (basic and diluted).

The accompanying notes are an integral part of these consolidated financial statements.

EQUITRANS MIDSTREAM CORPORATION
STATEMENTS OF CONSOLIDATED CASH FLOWS
YEARS ENDED DECEMBER 31,

	2020	2019	2018
	(Thousands)
Cash flows from operating activities:
Net income (loss)	$638,044	$(64,959)	$511,277
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	259,613	227,364	175,821
Amortization of intangible assets	63,195	53,258	41,547
Impairment of long-lived assets	55,581	969,258	261,941
Deferred income taxes	102,718	50,704	25,246
Equity income	(233,833)	(163,279)	(61,778)
Other income	(17,278)	(5,716)	(5,570)
Loss on early extinguishment of debt	24,864	—	—
Non-cash long-term compensation expense	12,301	2,786	4,190
Changes in other assets and liabilities:
Accounts receivable	(37,810)	17,523	(36,225)
Accounts payable	(7,922)	(90,301)	(90,502)
Deferred revenue	225,746	—	—
Other assets and other liabilities	55,667	(20,151)	(104,237)
Net cash provided by operating activities	1,140,886	976,487	721,710
Cash flows from investing activities:
Capital expenditures	(462,031)	(967,369)	(865,882)
Capital contributions to the MVP Joint Venture	(272,801)	(774,593)	(913,195)
Bolt-on Acquisition (defined in Note 3), net of cash acquired	—	(837,231)	—
Purchase of interests in the MVP Joint Venture	—	—	(11,302)
Principal payments received on the Preferred Interest (defined in Note 1)	5,003	4,661	4,406
Net cash used in investing activities	(729,829)	(2,574,532)	(1,785,973)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	1,965,000	2,484,000	3,446,500
Payments on revolving credit facility borrowings	(2,080,000)	(2,495,500)	(3,271,000)
Proceeds from the issuance of long-term debt	1,600,000	1,400,000	3,100,000
Debt discounts, debt issuance costs and credit facility origination fees	(26,720)	(2,870)	(73,467)
Payments for retirement of long-term debt	(594,000)	(34,325)	—
Redemption of EQM Series A Preferred Units (defined in Note 1)	(617,338)	—	—
Proceeds from issuance of EQM Series A Preferred Units, net of offering costs	—	1,158,313	—
Distributions paid to noncontrolling interest unitholders	(128,770)	(382,360)	(380,651)
Distributions paid to holders of EQM Series A Preferred Units	(61,931)	(48,480)	—
Dividends paid to holders of Equitrans Midstream Preferred Shares	(16,879)	—	—
Dividends paid to common shareholders	(278,395)	(448,128)	—
Net distributions to EQT	—	—	(1,117,577)
Cash Shares and Cash Amount (defined in Note 6)	(52,323)	—	—
Net payments on EQGP's (defined in Note 1) working capital loan with EQT	—	—	(168)
Acquisition of 25% of Strike Force Midstream LLC	—	—	(175,000)
Purchases of EQGP common units	—	(238,455)	(291,206)
Net cash (used in) provided by financing activities	(291,356)	1,392,195	1,237,431

Net change in cash and cash equivalents	119,701	(205,850)	173,168
Cash and cash equivalents at beginning of year	88,322	294,172	121,004
Cash and cash equivalents at end of year	$208,023	$88,322	$294,172

The accompanying notes are an integral part of these consolidated financial statements. See Note 1 for supplementary cash flow information.

EQUITRANS MIDSTREAM CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,

	2020	2019
	(Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$208,023	$88,322
Accounts receivable (net of allowance for credit losses of $4,699 and allowance for doubtful accounts of $285 as of December 31, 2020 and 2019, respectively) (a)(b)	290,446	255,344
Other current assets (a)(b)	63,268	31,546
Total current assets	561,737	375,212

Property, plant and equipment	8,835,652	8,583,124
Less: accumulated depreciation	(1,007,756)	(859,157)
Net property, plant and equipment	7,827,896	7,723,967

Investments in unconsolidated entity	2,796,316	2,324,108
Goodwill	486,698	486,698
Net intangible assets	716,590	797,439
Deferred income taxes	—	90,597
Other assets (a)	336,615	243,688
Total assets	$12,725,852	$12,041,709

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of revolving credit facility borrowings and long-term debt (c)	$302,500	$6,000
Accounts payable	72,098	128,114
Capital contributions payable to the MVP Joint Venture	10,723	45,150
Accrued interest	126,191	73,455
Accrued liabilities	83,366	83,238
Total current liabilities	594,878	335,957

Revolving credit facility borrowings (d)	485,000	902,500
Long-term debt	6,443,312	5,421,983
Contract liability (a)(e)	398,750	—
Deferred income taxes	345,896	—
Regulatory and other long-term liabilities	94,902	99,189
Total liabilities	8,362,738	6,759,629

Mezzanine equity:
Equitrans Midstream Preferred Shares, 30,018 and 0 shares issued and outstanding as of December 31, 2020 and 2019, respectively (f)	681,842	—

Shareholders' equity:
Common stock, no par value, 432,470 and 254,745 shares issued and outstanding as of December 31, 2020 and 2019, respectively	3,941,295	1,292,804
Retained deficit	(728,959)	(618,062)
Accumulated other comprehensive loss	(2,229)	(2,026)
Total common shareholders' equity	3,210,107	672,716
Noncontrolling interests	471,165	4,609,364
Total shareholders' equity	3,681,272	5,282,080
Total liabilities, mezzanine equity and shareholders' equity	$12,725,852	$12,041,709
(a)Includes related party activity with EQT. See Note 8.
(b)See Note 1 for a discussion of the adoption of Accounting Standards Update (ASU) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

(c)Includes aggregate borrowings outstanding on the Eureka Credit Facility (as defined in Note 11) as of December 31, 2020. See Note 11 for further detail.
(d)Includes aggregate borrowings outstanding on the Amended EQM Credit Facility (as defined in Note 11) as of December 31, 2020. As of December 31, 2019, the Company had aggregate borrowings outstanding of approximately $610 million and $293 million on the Amended EQM Credit Facility and the Eureka Credit Facility, respectively. The Company had no borrowings outstanding under the Equitrans Midstream Credit Facility (as defined in Note 11) as of December 31, 2019. See Note 11 for further detail.
(e)See Note 6 for disclosure regarding the Company's contract liabilities.
(f)See Notes 1 and 2 for disclosures regarding the Equitrans Midstream Preferred Shares.

The accompanying notes are an integral part of these consolidated financial statements.

EQUITRANS MIDSTREAM CORPORATION
STATEMENTS OF CONSOLIDATED EQUITY

								Mezzanine
		Common Stock						Equity
					Accumulated Other			Equitrans
				Retained				Midstream
	Parent Net	Shares	No	Earnings	Comprehensive	Noncontrolling	Total	Preferred
	Investment	Outstanding	Par Value	(Deficit)	Loss	Interests	Equity	Shares
	(Thousands, except per unit and share amounts)
Balance at January 1, 2018	$1,143,769	—	$—	$—	$—	$5,094,995	$6,238,764	$—
Other comprehensive income (net of tax):
Net income	184,466	—	—	33,932	—	292,879	511,277	—
Pension and other post-retirement benefits liability adjustment, net of tax expense of $638	—	—	—	—	(1,509)	—	(1,509)	—
Purchase of Strike Force Midstream LLC noncontrolling interests	1,818	—	—	—	—	(176,818)	(175,000)	—
Net changes in ownership of consolidated entities	(159,255)	—	—	—	—	214,924	55,669	—
Share-based compensation plans	340	2	2,897	—	—	953	4,190	—
Issuance of Equitrans Midstream common stock	—	254,269	—	—	—	—	—	—
Net distributions to EQT	(701,901)	—	—	—	—	—	(701,901)	—
Separation-related adjustments	(469,237)	—	469,237	—	—	—	—	—
Distributions paid to noncontrolling interest unitholders ($4.295, $1.123 and $0.5966 per common unit for EQM, EQGP and RMP, respectively)	—	—	—	—	—	(380,651)	(380,651)	—
Purchase of EQGP common units	—	—	(46,764)	—	—	(244,442)	(291,206)	—
Balance at December 31, 2018	$—	254,271	$425,370	$33,932	$(1,509)	$4,801,840	$5,259,633	$—
Other comprehensive income (net of tax):
Net (loss) income	—	—	—	(203,743)	—	138,784	(64,959)	—
Pension and other post-retirement benefits liability adjustment, net of tax expense of $70	—	—	—	316	(517)	—	(201)	—
Dividends on common shares ($1.76 per share)	—	—	—	(448,567)	—	—	(448,567)	—
Share-based compensation plans, net	—	474	2,531	—	—	255	2,786	—
Separation-related adjustments	—	—	(93,666)	—	—	—	(93,666)	—
Distributions paid to noncontrolling interest unitholders ($4.595 per common unit for EQM)	—	—	—	—	—	(382,360)	(382,360)	—
Issuance of EQM Series A Preferred Units, net of offering costs	—	—	—	—	—	1,158,313	1,158,313	—
Distributions paid to holders of EQM Series A Preferred Units ($1.9703 per EQM Series A Preferred Unit)	—	—	—	—	—	(48,480)	(48,480)	—
Bolt-on Acquisition (as defined in Note 3)	—	—	—	—	—	478,460	478,460	—
Purchase of EQGP common units	—	—	(38,648)	—	—	(199,807)	(238,455)	—
Net changes in ownership of consolidated entities	—	—	997,217	—	—	(1,337,641)	(340,424)	—
Balance at December 31, 2019	$—	254,745	$1,292,804	$(618,062)	$(2,026)	$4,609,364	$5,282,080	$—
Other comprehensive income (net of tax):
Net income	—	—	—	391,625	—	214,912	606,537	31,507
Pension and other post-retirement benefits liability adjustment, net of tax expense of $70	—	—	—	—	(203)	—	(203)	—
Dividends on common shares ($0.90 per share)	—	(178)	—	(280,559)	—	—	(280,559)	—
Share-based compensation plans	—	66	12,786	—	—	285	13,071	—
Distributions paid to noncontrolling interest unitholders ($1.5475 per common unit for EQM)	—	—	—	—	—	(128,770)	(128,770)	—
Distributions paid to holders of EQM Series A Preferred Units ($2.0728 per EQM Series A Preferred Unit)	—	—	—	—	—	(51,002)	(51,002)	—
Dividends paid to holders of Equitrans Midstream Preferred Shares ($0.5623 per share)	—	—	—	—	—	—	—	(16,879)

Partial period distributions on EQM Series A Preferred Units converted in the EQM Merger (as defined in Note 1)	—	—	—	—	—	(10,929)	(10,929)	—
Redemption of EQM Series A Preferred Units	—	—	—	(27,253)	—	(590,085)	(617,338)	—
Restructuring Agreement (as defined in Note 1)	—	—	(100,524)	—	—	(579,157)	(679,681)	667,214
EQM Merger	—	203,137	2,736,229	—	—	(2,993,453)	(257,224)	—
Share Purchase Agreements (as defined in Note 6)	—	(25,300)	—	(190,992)	—	—	(190,992)	—
Adoption of Topic 326 (as defined in Note 1)	—	—	—	(3,718)	—	—	(3,718)	—
Balance at December 31, 2020	$—	432,470	$3,941,295	$(728,959)	$(2,229)	$471,165	$3,681,272	$681,842

The accompanying notes are an integral part of these consolidated financial statements.

EQUITRANS MIDSTREAM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
1.    Summary of Operations and Significant Accounting Policies
Organization
On November 12, 2018, Equitrans Midstream Corporation (together with its consolidated subsidiaries as applicable, the Company or Equitrans Midstream), EQT and, for certain limited purposes, EQT Production Company, a wholly owned subsidiary of EQT, entered into a separation and distribution agreement (the Separation and Distribution Agreement), pursuant to which, among other things, EQT effected the separation of its midstream business, which was composed of the assets and liabilities of the separately-operated natural gas gathering, transmission and storage and water services operations of EQT (the Midstream Business), from EQT's upstream business, which was composed of the natural gas, oil and natural gas liquids development, production and sales and commercial operations of EQT (the Separation), and distributed 80.1% of the then-outstanding shares of common stock, no par value, of Equitrans Midstream (Equitrans Midstream common stock) to EQT shareholders of record as of the close of business on November 1, 2018 (the Distribution). The Distribution was effective at 11:59 p.m., Eastern Time, on November 12, 2018. As part of the Separation, EQT retained the remaining 19.9% of the then-outstanding shares in Equitrans Midstream (the Retained Interest).
Immediately following the Separation, the Company held investments in the entities then-conducting the Midstream Business, including limited and general partner interests in EQGP Holdings, LP (formerly known as EQT GP Holdings, LP) (EQGP), which, as of the date of Separation, owned limited partner interests, the entire general partner interest and all of the incentive distribution rights (IDRs) in EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP) (EQM). As of the Separation, the common units representing limited partner interests in EQGP (EQGP common units) (other than those owned by the public) were owned by Equitrans Gathering Holdings, LLC (formerly known as EQT Gathering Holdings, LLC) (Equitrans Gathering Holdings), EQM GP Corporation (EQM GP Corp) and Equitrans Midstream Holdings, LLC (EMH). Following the closing of the EQGP Buyout (as defined and discussed in Note 2), EQGP became an indirect, wholly owned subsidiary of the Company on January 10, 2019.
The Company owns, operates, acquires and develops midstream assets in the Appalachian Basin. As of December 31, 2020, EQGP Services, LLC was EQM's general partner (the EQM General Partner) and was an indirect, wholly owned subsidiary of Equitrans Midstream.
Equitrans Midstream's assets, liabilities and results of operations also include the legacy assets of Rice Midstream Holdings LLC (Rice Midstream Holdings). EQT obtained control of Rice Midstream Holdings on November 13, 2017 (the Rice Merger Date) when, pursuant to the agreement and plan of merger dated June 19, 2017 by and among EQT, Rice Energy Inc. (Rice Energy) and a wholly owned subsidiary of EQT, Rice Energy became a wholly owned, indirect subsidiary of EQT, and EQT became the indirect parent of Rice Midstream Holdings (the Rice Merger). The operations of Rice Midstream Holdings were primarily conducted through Rice Midstream Partners LP (now known as RM Partners LP) (RMP), Rice West Virginia Midstream LLC (now known as EQM West Virginia Midstream LLC) (EQM West Virginia), Rice Olympus Midstream LLC (now known as EQM Olympus Midstream LLC) (EQM Olympus) and Strike Force Midstream Holdings LLC (Strike Force Holdings). At the Rice Merger Date, Strike Force Holdings owned 75% of the outstanding limited liability company interests in Strike Force Midstream LLC (Strike Force Midstream). Rice Midstream Holdings, through its wholly owned, indirect subsidiary Rice Midstream GP Holdings LP (RMGP), owned Rice Midstream Management LLC (now known as EQM Midstream Management LLC), RMP's general partner (the RMP General Partner), as well as limited partner interests and all of the IDRs in RMP. Rice Midstream Holdings controlled the RMP General Partner and therefore consolidated the results of RMP. In 2018, EQM obtained control of the operating entities of Rice Midstream Holdings through the following transactions:
•On April 25, 2018, EQM, RMP and certain of their affiliates entered into an agreement and plan of merger, pursuant to which EQM acquired RMP and the RMP General Partner (the EQM-RMP Mergers). The EQM-RMP Mergers closed on July 23, 2018.
•On May 1, 2018, EQM acquired the remaining outstanding limited liability company interests in Strike Force Midstream from Gulfport Midstream Holdings, LLC (Gulfport Midstream), an affiliate of Gulfport Energy Corporation (Gulfport), in exchange for $175 million in cash (the Gulfport Transaction). As a result, EQM indirectly owns 100% of Strike Force Midstream.
•On May 22, 2018, and effective May 1, 2018, EQM, through its wholly owned subsidiary EQM Gathering Holdings, LLC (EQM Gathering), acquired all the outstanding limited liability company interests in each of EQM West Virginia, EQM Olympus and Strike Force Holdings (collectively the Drop-Down Entities), pursuant to the terms of a contribution and sale agreement dated as of April 25, 2018 by and among EQM, EQM Gathering, EQT and Rice Midstream Holdings, in exchange for an aggregate of 5,889,282 common units representing limited partner interests in EQM (EQM common units) and cash consideration of $1.15 billion, plus working capital adjustments (the Drop-Down Transaction). As a result of the closings of the Drop-Down Transaction and the Gulfport Transaction, effective May 1, 2018, the Drop-Down Entities and Strike Force Midstream became indirect, wholly owned subsidiaries of EQM.
EQM Merger. On June 17, 2020, pursuant to that certain Agreement and Plan of Merger, dated as of February 26, 2020 (the EQM Merger Agreement), by and among the Company, EQM LP Corporation, a wholly owned subsidiary of the Company (EQM LP), LS Merger Sub, LLC, a wholly owned subsidiary of EQM LP (Merger Sub), EQM and the EQM General Partner, Merger Sub merged with and into EQM (the EQM Merger), with EQM continuing and surviving as an indirect, wholly owned subsidiary of the Company. Upon consummation of the EQM Merger, the Company acquired all of the outstanding EQM common units that the Company and its subsidiaries did not already own. Following the closing of the EQM Merger, EQM was no longer a publicly traded entity. See Note 2 for further information on the EQM Merger.
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
Basis of Presentation
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
Predecessor financial information has been derived from EQT's consolidated financial statements and accounting records and reflects the historical results of operations, financial position and cash flows of the Company as if the Midstream Business had been consolidated for all periods presented. The financial statements for the Predecessor period include expense allocations for certain corporate functions historically performed by EQT, such as executive oversight, accounting, treasury, tax, legal, supply chain, information technology and share-based compensation. See Note 8. The Company believes the assumptions underlying the consolidated financial statements are reasonable; however, as organizational structure and strategic focus dictate expenses incurred, the financial statements may not include all expenses that would have been incurred had the Company existed as a standalone, publicly traded company for the entirety of the Predecessor period. Similarly, the financial statements for the Predecessor period may not reflect the results of operations, financial position and cash flows had the Company existed as a standalone, publicly traded corporation for the entirety of the period.
Nature of Business
The Company provides midstream services to its customers in Pennsylvania, West Virginia and Ohio through its three primary assets: the gathering system, which includes predominantly dry gas gathering systems of high-pressure gathering lines; the transmission system, which includes FERC-regulated interstate pipelines and storage systems; and the water service system, which consists of water pipelines, impoundment facilities, pumping stations, take point facilities and measurement facilities that support well completion activities and collect flowback and produced water for recycling or disposal.
As of December 31, 2020, the gathering system, inclusive of Eureka Midstream Holdings LLC's (Eureka Midstream) gathering system, included approximately 1,130 miles of high-pressure gathering lines with total contracted firm reservation capacity of approximately 7.0 billion cubic feet (Bcf) per day, which included contracted firm reservation capacity of approximately 1.8 Bcf per day associated with EQM's high-pressure header pipelines, 132 compressor units with compression of approximately 485,000 horsepower and multiple interconnect points with the Company's transmission and storage system and to other interstate pipelines.
As of December 31, 2020, the transmission and storage system included approximately 950 miles of FERC-regulated, interstate pipelines that have interconnect points to seven interstate pipelines and multiple local distribution companies (LDCs). The transmission and storage system is supported by 42 compressor units, with total throughput capacity of approximately 4.4 Bcf per day and compression of approximately 136,000 horsepower, and 18 associated natural gas storage reservoirs, which have a peak withdrawal capacity of approximately 900 million cubic feet (MMcf) per day and a working gas capacity of approximately 43 Bcf, in each case as of December 31, 2020.
As of December 31, 2020, the water system included approximately 200 miles of pipelines that deliver fresh water from the Monongahela River, the Ohio River, local reservoirs and several regional waterways. The fresh water delivery services systems consist of permanent, buried pipelines, surface pipelines and fresh water storage facilities, as well as pumping stations and 24 fresh water impoundment facilities, which support fresh water transportation throughout the systems, and take point facilities and measurement facilities, which support well completion activities and collect and recycle or dispose flowback and produced water.
Significant Accounting Policies
Principles of Consolidation. The Company, for the periods presented in these consolidated financial statements prior to November 12, 2018, did not exist as a standalone, publicly traded company holding the Midstream Business. Therefore, these consolidated financial statements are reflective of the Predecessor as applicable as described in "Basis of Presentation."
The consolidated financial statements include the accounts of all entities in which the Company holds a controlling financial interest. For consolidated subsidiaries in which the Company’s ownership is less than 100%, the Company records noncontrolling interest related to the third-party ownership interests in those entities. Investments over which the Company can exert significant influence, but not control, are recorded under the equity method of accounting. Intercompany transactions have been eliminated for purposes of preparing these consolidated financial statements. Transactions between EQT, on the one hand, and the Company, EQGP or EQM, on the other hand, during the periods prior to the Separation Date, have been identified and presented as transactions between related parties and are discussed in Note 8.
Segments. Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally and is subject to evaluation by the Company's chief operating decision maker in deciding how to allocate resources. The Company reports its operations in three segments that reflect its three lines of business of Gathering, Transmission and Water. The operating segments are evaluated based on their contribution to the Company's operating income and equity income. Transmission also includes the Company's investment in the MVP Joint Venture, which is treated as an equity investment for accounting purposes as described in Note 9; as a result, Transmission's portion of the MVP Joint Venture's operating results is reflected in equity income and not in Transmission's operating income. All of the Company's operating revenues, income and assets are generated or located in the United States. See Note 5 for financial information by segment.
Reclassification: Certain previously reported amounts have been reclassified to conform to current year presentation.
Use of Estimates. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect amounts reported in these financial statements. Actual results could differ from those estimates.
Cash Equivalents. The Company classifies highly-liquid investments with original maturities of three months or less as cash equivalents. Interest earned on cash equivalents is recorded as a reduction to net interest expense on the statements of consolidated comprehensive income.
Accounts Receivables. Trade and other receivables are stated at their historical carrying amount. Judgment is required to assess the ultimate realization of accounts receivable, including assessing the probability of collection and the creditworthiness of customers. See below for a discussion on the Company's adoption of ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.
Derivative Instruments. Derivative instruments are recorded on the Company’s consolidated balance sheets as either an asset or liability measured at fair value. See Note 12.

Fair Value of Financial Instruments. Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the reporting date. The Company’s assets and liabilities that are measured at fair value at each reporting date are classified according to a hierarchy that prioritizes inputs and assumptions underlying the valuation techniques. This fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs and consists of three broad levels:
•Level 1: Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets as of the reporting date.
•Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data. These are inputs other than quoted prices in active markets included in Level 1 that are either directly or indirectly observable as of the reporting date.
•Level 3: Unobservable inputs that are not corroborated by market data and may be used with internally developed methodologies that result in management’s best estimate of fair value.
Valuation techniques that maximize the use of observable inputs are favored. Assets and liabilities are classified in their entirety based on the lowest priority level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the placement of assets and liabilities within the levels of the fair value hierarchy. Reclassifications of fair value between Level 1, Level 2 and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. See Note 12 for information regarding the fair value of financial instruments.
Property, Plant and Equipment. The Company's property, plant and equipment are stated at depreciated cost. Maintenance projects that do not increase the overall life of the related assets are expensed as incurred. Expenditures that extend the useful life of the asset are capitalized. The Company capitalized internal labor costs of $44.9 million, $47.6 million and $54.4 million in the years ended December 31, 2020, 2019 and 2018, respectively. The Company capitalized interest, including the debt component of Allowance for Funds Used During Construction (AFUDC), of $18.6 million, $29.5 million and $12.6 million in the years ended December 31, 2020, 2019 and 2018, respectively.
The following table summarizes the Company's property, plant and equipment.

	December 31,
	2020	2019
	(Thousands)
Gathering assets	$6,691,954	$6,488,832
Accumulated depreciation	(543,568)	(472,286)
Net gathering assets	6,148,386	6,016,546
Transmission and storage assets	1,877,753	1,844,859
Accumulated depreciation	(370,764)	(326,140)
Net transmission and storage assets	1,506,989	1,518,719
Water services assets	251,885	238,808
Accumulated depreciation	(90,841)	(58,951)
Net water services assets	161,044	179,857
Net other property, plant and equipment	11,477	8,845
Net property, plant and equipment	$7,827,896	$7,723,967
Net other property, plant and equipment includes capitalized qualified implementation costs incurred in a hosting arrangement that is a service contract of $8.8 million and $5.7 million, respectively, as of December 31, 2020 and 2019. The Company finalized the implementation of certain portions of its enterprise resource planning system in 2020 and amortized approximately $0.5 million of implementation costs in the year ended December 31, 2020.
Depreciation is recorded using composite rates on a straight-line basis over the estimated useful life of the asset. The average depreciation rates for the years ended December 31, 2020, 2019 and 2018 were 2.5%, 2.7% and 2.7%, respectively. The Company estimates that gathering and transmission pipelines have useful lives of 20 years to 65 years and compression equipment has useful lives of 20 years to 50 years. The Company estimates that water pipelines, pumping stations and impoundment facilities have useful lives of 10 years to 15 years. As circumstances warrant, depreciation estimates are reviewed to determine if any changes in the underlying assumptions are necessary. Equitrans, L.P., the Company's FERC-regulated subsidiary, re-evaluates depreciation rates for its regulated property, plant and equipment each time it files with the FERC for a change in transmission, storage and gathering rates.
Intangible Assets. Intangible assets are recorded under the acquisition method of accounting at their estimated fair values at the acquisition date, which are calculated as the present value of estimated future cash flows using a risk-adjusted discount rate. On the Rice Merger Date, pursuant to the agreement and plan of merger dated June 19, 2017 by and among EQT, Rice Energy and a wholly owned subsidiary of EQT (EQT Merger Sub), Rice Energy became a wholly owned, indirect subsidiary of EQT. At the Rice Merger Date, through pushdown accounting, the Company recorded $623.2 million of intangible assets associated with acquired customer relationships. The Company's intangible assets acquired in the Rice Merger have a useful life of 15 years and are amortized on a straight-line basis. The estimated annual amortization expense for these assets for each of the next five years is $41.5 million. The Company did not have any intangible assets prior to the Rice Merger.
As a result of the Bolt-on Acquisition (as defined and discussed in Note 3), the Company recognized an additional $311.0 million of intangible assets for customer relationships with third-party customers. The Company previously utilized a useful life of 20 years for the Eureka Midstream- and Hornet Midstream Holdings, LLC (Hornet Midstream)-related intangible assets. As a result of expected changes in cash flows due to decreases in producer activity driven by lower natural gas prices in periods subsequent to the Bolt-on Acquisition closing, as of April 1, 2020, the Company prospectively changed the remaining useful life of the Eureka Midstream-related intangible assets to 10.75 years, increasing the expected annual amortization expense by $9.1 million. In addition, as a result of then-expected reductions in future cash flows, as of October 1, 2019, the useful life of the Hornet Midstream-related intangible assets was prospectively changed to 7.25 years. The estimated annual amortization expense for the Eureka Midstream- and Hornet Midstream-related intangible assets for each of the next five years is $23.3 million. See Note 4 for discussion of impairments to intangible assets.
Intangible assets, net as of December 31, 2020 and 2019, are detailed below.

	December 31,
	2020	2019
	(Thousands)
Intangible assets	$897,795	$934,200
Less: impairment of Hornet Midstream-related intangible assets (a)	(17,654)	(36,405)
Less: accumulated amortization	(163,551)	(100,356)
Intangible assets, net	$716,590	$797,439
(a)See Note 4 for disclosure regarding impairments of long-lived assets.
Goodwill and Impairment of Long-Lived Assets. Goodwill is evaluated for impairment at least annually or whenever events or changes in circumstance indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company may perform either a qualitative assessment of potential impairment or proceed directly to a quantitative assessment of potential impairment. The Company's qualitative assessment of potential impairment may result in the determination that a quantitative impairment analysis is not necessary. Under this elective process, the Company assesses qualitative factors to determine whether the existence of events or circumstances leads the Company to determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then a quantitative assessment is not required. However, if the Company concludes otherwise, a quantitative impairment analysis is performed.
If the Company chooses not to perform a qualitative assessment, or if it chooses to perform a qualitative assessment but is unable to qualitatively conclude that no impairment has occurred, then the Company will perform a quantitative assessment. In the case of a quantitative assessment, the Company estimates the fair value of the reporting unit with which the goodwill is associated and compares it to the carrying value. If the estimated fair value of a reporting unit is less than its carrying value, an impairment charge is recognized for the excess of the reporting unit's carrying value over its fair value. See Note 4 for further detail.
The Company evaluates long-lived assets for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. With respect to property, plant and equipment and finite lived intangibles, asset recoverability is measured by comparing the carrying value of the asset or asset group with its expected future pre-tax undiscounted cash flows. These cash flow estimates require the Company to make projections and assumptions for many years into the future for pricing, demand, competition, operating cost and other factors. If the carrying amount exceeds the expected future undiscounted cash flows, the Company recognizes an impairment equal to the excess of carrying value over fair value as determined by quoted market prices in active markets or present value techniques if quotes are unavailable. The determination of the fair value using present value techniques requires the Company to make projections and assumptions regarding the probability of a range of outcomes and the rates of interest used in the present value calculations. Any changes the Company makes to these projections and assumptions could result in significant revisions to its evaluations of recoverability and the recognition of additional impairments. See Note 4 for further discussion on impairments of long-lived assets.
Investments in Unconsolidated Entities. The Company accounts for the investments in its unconsolidated entities under the equity method. The Company’s pro-rata share of earnings in the unconsolidated entities is included in equity income in the Company’s statements of consolidated comprehensive income. Contributions to or distributions from the unconsolidated entities and the Company’s pro-rata share of earnings in the unconsolidated entities are recorded as adjustments to the investment balance. The Company reviews the carrying value of its investments in unconsolidated entities for impairment whenever events or changes in circumstances indicate that the fair value may have declined in value. When there is evidence of loss in value that is other than temporary, the Company compares the investment's carrying value to its estimated fair value to determine whether impairment has occurred. If the carrying value exceeds the estimated fair value, the Company estimates and recognizes an impairment loss equal to the difference between the investment's carrying value and fair value. See Notes 4 and 9 for further detail.
Preferred Interest. EQT Energy Supply, LLC (EES), a subsidiary of EQT, generates revenue by providing services to a local distribution company. The preferred interest that the Company has in EES (the Preferred Interest) is accounted for as a note receivable and is presented in other assets in the consolidated balance sheets with the current portion reported in other current assets. Distributions received from EES are recorded partly as a reduction to the Preferred Interest and partly as interest income, which is included in net interest expense in the Company's statements of consolidated comprehensive income. The EES operating agreement provides for mandatory redemption of the Preferred Interest at the end of the preference period, which is expected to be December 31, 2034.
Unamortized Debt Discount and Issuance Costs. The Company amortizes debt discounts and issuance costs over the term of the related borrowing. Costs incurred from the issuance and/or extension, as applicable, of revolving credit facilities, including borrowings under the Amended EQM Credit Facility and the Equitrans Midstream Credit Facility (each as defined in Note 11), are presented in other assets in the consolidated balance sheets. Debt discounts and issuance costs for all other debt instruments are presented as a reduction to debt on the consolidated balance sheets. See Note 11 for further detail.
Leases. Right-of-use assets represent the right to use the underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized on the consolidated balance sheets at the lease commencement date based on the present value of lease payments over the lease term. The Company determines if an arrangement is a lease at inception based on whether the Company has the right to control the use of an identified asset, the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct the use of the asset during the lease term and accounts for leases in accordance with ASC 842, Leases (ASC 842).
Leases in which the Company is the lessee that do not have a readily determinable implicit rate utilize an incremental borrowing rate, based on the information available at the lease commencement date, to determine the present value of lease payments. When a secured borrowing rate is not readily available, unsecured borrowing rates are adjusted for the effects of collateral to determine the incremental borrowing rate. The Company reassesses the incremental borrowing rate for any new and modified lease contracts as of the contract effective date. Lease expense is recognized on a straight-line basis over the lease term for operating leases. See Note 7.
Other Current Liabilities. The following table summarizes the Company's accrued liabilities as of December 31, 2020 and 2019.

	December 31,
	2020	2019
	(Thousands)
Accrued employee compensation	$46,108	$46,805
Non-income tax reserves	19,492	19,380
Current portion of operating lease liabilities	9,990	11,709
Other accrued liabilities	7,776	5,344
Total accrued liabilities	$83,366	$83,238

Asset Retirement Obligations (AROs). The Company has AROs related to its water system impoundments and to one of its gathering compressor stations, for which the Company recorded an associated liability and capitalized a corresponding amount to asset retirement costs. The liability relates to the expected future obligation to dismantle, reclaim and dispose of these assets and was estimated using the present value of expected future cash flows, adjusted for inflation and discounted at the Company's credit-adjusted, risk-free rate. The AROs are recorded in regulatory and other long-term liabilities on the consolidated balance sheets. During 2020, the Company began the reclamation process for multiple water system impoundments. The ultimate completion of the reclamations is expected in late 2021 or early 2022.
The following table presents changes in the Company's AROs during 2020 and 2019.

	December 31,
	2020	2019
	(Thousands)
AROs at beginning of period	$12,301	$11,935
Liabilities settled	(724)	—
Revisions to estimated liabilities (a)	—	(201)
Accretion expense	595	567
AROs at end of period	$12,172	$12,301
(a)Revisions to estimated liabilities reflect changes in retirement cost assumptions and to the estimated timing of liability settlement.
The Company is not legally or contractually obligated to restore or dismantle its transmission and storage systems and its gathering systems, other than the one aforementioned compressor station. The Company is legally required to operate and maintain these assets and intends to do so as long as supply and demand for natural gas exists, which the Company expects to continue into the foreseeable future. Therefore, the Company did not have any AROs related to its transmission and storage and gathering (other than the aforementioned compressor station) assets as of December 31, 2020 and 2019.
Contingencies. The Company is involved in various regulatory and legal proceedings that arise in the ordinary course of business. A liability is recorded when the loss is probable and the amount of loss can be reasonably estimated. The Company considers many factors when making such assessments, including historical knowledge and matter specifics. Estimates are developed through consultation with legal counsel and analysis of the potential results. See Note 16.
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

	December 31,
	2020	2019
	(Thousands)
Regulatory assets:
Deferred taxes (a)	$89,243	$43,515
Other recoverable costs (b)	4,960	4,550
Total regulatory assets	$94,203	$48,065
Regulatory liabilities:
Deferred taxes (a)	$10,125	$10,522
On-going post-retirement benefits other than pension and other reimbursable costs (c)	10,959	10,504
Total regulatory liabilities	$21,084	$21,026
(a)The regulatory asset from deferred taxes is primarily related to a historical deferred income tax position and taxes on the equity component of AFUDC. The regulatory liability from deferred taxes relates to the revaluation of a historical difference between the regulatory and tax bases of regulated property, plant and equipment. Equitrans, L.P. expects to recover the amortization of the deferred tax positions ratably over the depreciable lives of the underlying assets. Equitrans, L.P. also expects to recover the taxes on the equity component of AFUDC through future rates over the depreciable lives of the underlying long-lived assets.
(b)The regulatory asset from other recoverable costs is primarily related to the costs associated with the Company's legacy post-retirement benefits plan.
(c)Equitrans, L.P. defers expenses for on-going post-retirement benefits other than pensions, which are subject to recovery in approved rates. The regulatory liability reflects lower cumulative actuarial expenses than the amounts recovered through rates.
The following tables present Equitrans, L.P.'s regulated operating revenues and operating expenses and property, plant and equipment included in the Company's statements of consolidated comprehensive income and consolidated balance sheets, respectively.

	Years Ended December 31,
	2020	2019	2018
	(Thousands)
Operating revenues	$397,319	$396,847	$393,911
Operating expenses	124,206	210,861	140,832

	December 31,
	2020	2019
	(Thousands)
Property, plant and equipment	$1,878,312	$1,955,519
Accumulated depreciation	(370,815)	(436,275)
Net property, plant and equipment	$1,507,497	$1,519,244
Gas imbalances occur when the actual amount of gas delivered from a pipeline system or storage facility varies from the amount of gas scheduled for delivery. The Company values gas imbalances due to/from shippers and operators at current index prices. Gas imbalances are settled in-kind, subject to the terms of the applicable FERC tariffs. As of December 31, 2020 and 2019, gas imbalance receivables were $1.8 million and zero, respectively, and are presented in other current assets, with offsetting amounts recorded to system gas, a component of property, plant and equipment, on the consolidated balance sheets. The Company classifies gas imbalances as current because they are expected to settle within one year.
Revenue Recognition. Revenue is measured based on considerations specific in a contract with a customer. The Company recognizes revenue under gathering, transmission and storage and water services contracts when it satisfies certain performance obligations, as discussed below.
The Company provides gathering, transmission and storage services in two manners: firm service and interruptible service. Firm service is provided under firm contracts, which are contracts for gathering, transmission or storage services that generally obligate the customer to pay a fixed, monthly charge to reserve an agreed upon amount of pipeline or storage capacity regardless of the capacity used by the customer during each month. Volumetric-based fees can also be charged under firm contracts for each firm volume transported, gathered or stored, as well as for volumes transported, gathered or stored in excess of the firm contracted volume, if capacity exists. Interruptible service contracts include volumetric-based fees, which are charges for the volume of gas gathered, transported or stored and generally do not guarantee access to the pipeline or storage facility. These contracts can be short- or long-term. Firm and interruptible transmission and storage service contracts are billed at the end of each calendar month, with payment typically due within 21 days. Firm and interruptible gathering contracts are billed on a one-month lag, with payment typically due within 21 days. Revenue related to gathering services provided but not yet billed is estimated each month. These estimates are generally based on contract data, preliminary throughput and allocation measurements.
Under a firm contract, the Company has a stand-ready obligation to provide the service over the life of the contract. The performance obligation for firm reservation fee revenue is satisfied over time as the pipeline capacity is made available to the customer. As such, the Company recognizes firm reservation fee revenue evenly over the contract period using a time-elapsed output method to measure progress. The performance obligation for volumetric-based fee revenue is generally satisfied upon the Company's monthly billing to the customer for volumes gathered, transported or stored during the month. The amount billed generally corresponds directly to the value of the Company's performance to date as the customer obtains value as each volume is gathered, transported or stored.
Water service revenues represent fees charged by the Company for the delivery of fresh water to a customer at a specified delivery point and for the collection and recycling or disposal of flowback and produced water. The Company's water service revenues are generated under firm service and interruptible service contracts, which primarily utilize variable prices per volume delivered. Firm service is provided under firm contracts, which provides water services to customers with priority. Interruptible service contracts generally do not guarantee access to the water facilities. For fresh water service contracts, the only performance obligation in each contract is for the Company to provide water (usually a minimum daily volume of water) to the customer at a designated delivery point. For flowback and produced water, the performance obligation is collection and disposal of the water, which typically occur within the same day. Water service contracts are billed on a monthly basis, with payment typically due within 30 days.
For all contracts, the Company allocates the transaction price to each performance obligation based on the judgment determined relative standalone selling price. When applicable, the excess of consideration received over revenue recognized results in the deferral of those amounts until future periods based on a units of production or straight-line methodology as these methods appropriately match the consumption of services provided to the customer. The units of production methodology requires the use of production estimates that are uncertain and the use of judgment when developing estimates of future production volumes, thus impacting the rate of revenue recognition. Production estimates are monitored as circumstances and events warrant.
Certain of the Company's gas gathering and water services agreements, including the EQT Global GGA, are structured with MVCs, which specify minimum quantities for which a customer will be charged regardless of quantities gathered or delivered under the contract. Revenue is recognized for MVCs when the performance obligation has been met, which is the earlier of when the gas is gathered or water provided, or when it is remote that the producer will be able to meet its MVC. If a customer under such an agreement fails to meet its MVC for a specified period (thus not exercising all the contractual rights to gathering and water services within the specified period, herein referred to as “breakage”), it is obligated to pay a contractually determined fee based upon the shortfall between the actual gathered or water volumes and the MVC for the period contained in the contract. See Note 6.
AFUDC. The Company capitalizes the carrying costs of financing the construction of certain long-lived, regulated assets. Such costs are amortized over the asset's estimated useful life and include interest costs (the debt component of AFUDC) and equity costs (the equity component of AFUDC). The debt component of AFUDC is recorded as a reduction to net interest expense on the statements of consolidated comprehensive income, and the equity component of AFUDC is recorded in other income on the statements of consolidated comprehensive income. The debt component of AFUDC for the years ended December 31, 2020, 2019 and 2018 was $0.3 million, $1.4 million and $1.0 million, respectively, and the equity component of AFUDC for the years ended December 31, 2020, 2019 and 2018 was $0.8 million, $5.7 million and $5.6 million, respectively.
Share-Based Compensation. The Company recognizes share-based compensation expense based upon the estimated fair value of awards over the requisite service period. For awards accounted for as equity awards, compensation expense is recognized based on the estimated grant date fair value and not subsequently remeasured unless modified. For awards accounted for as liability awards, compensation expense is remeasured at fair value at the end of each reporting period. Forfeitures are accounted for as they occur.
For plans that include a performance condition that affects the number of awards that will ultimately vest, the probability that the performance condition will be achieved is reevaluated at the end of each reporting period and the payout multiplier is applied to the grant date fair value or measurement date fair value to record compensation expense, as applicable. For plans that include a market condition, compensation expense is based on a grant date fair value using a Monte Carlo simulation that remains constant throughout the vesting period for equity plans and a fair value based on a Monte Carlo simulation remeasured at each reporting period for liability plans. Each plan subject to a market condition is accounted for separately for each vesting tranche of the award. See Note 10.
Income Taxes. Beginning on the Separation Date and forward, the provision for income taxes was determined using the asset and liability approach of accounting for income taxes. Under this approach, the provision for income taxes represents income taxes paid or payable (or received or receivable) plus the change in deferred taxes for the current year. In the period prior to the Separation Date, the Company's operations were included in the income tax return filings of EQT. For such period, the provision for income taxes in the Company's statements of consolidated comprehensive income was determined in the same manner described above, but on a separate return methodology as if the Company was a standalone taxpayer filing hypothetical income tax returns where applicable.
Deferred taxes represent the future tax consequences of differences between the financial and tax bases of the Company's assets and liabilities. Deferred tax balances are adjusted for changes in tax rates and tax laws when enacted. Deferred tax assets are reflected on the consolidated balance sheets for net operating losses, credits or other attributes generated by the Company. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not (greater than 50%) that a tax benefit will not be realized. In evaluating the need for a valuation allowance, management considers all potential sources of taxable income, including income available in carry-back periods, future reversals of taxable temporary differences, projections of taxable income and income from tax planning strategies, as well as all available positive and negative evidence. Positive evidence includes factors such as a history of profitable operations, projections of future profitability within the carry-forward period, including from tax planning strategies, and experience. The Company has not identified any significant negative evidence for any of the periods presented.
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
Tax benefits related to uncertain tax positions taken or expected to be taken on a tax return are recorded when such benefits meet a more likely than not threshold; otherwise, the tax benefit is recorded when the tax position has been effectively settled, either because the statute of limitations has expired or the appropriate taxing authority has completed its examination. Interest and penalties related to uncertain tax positions are recognized as part of the provision for income taxes and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law until such time that the related tax benefits are recognized. See Note 14.
Noncontrolling Interests. Noncontrolling interests represent the portion of the equity of consolidated entities that are not wholly owned by the Company. Noncontrolling interests are reported as a component of shareholders’ equity in the consolidated balance sheets and are adjusted by the amount of net income earned by the entities with noncontrolling interests, distributions paid to noncontrolling interest holders and any changes in the noncontrolling ownership percentages. Upon the closing of the EQM Merger on June 17, 2020, the Company's remaining noncontrolling interest consists of the third-party ownership interest in Eureka Midstream.
For the period prior to the closing of the EQM Merger and for the years ended December 31, 2019 and 2018, the Company's noncontrolling interests included the EQM common units not held by the Company or its affiliates. For the year ended December 31, 2020 and for the period from April 10, 2019 to December 31, 2019, the Company's noncontrolling interests also included third-party ownership interests in Eureka Midstream. For the period from January 1, 2020 through the closing of the EQM Merger and the period April 10, 2019 through December 31, 2019, the Company’s noncontrolling interests also included the EQM Series A Preferred Unitholders' interest in EQM's net income. For the period beginning January 1, 2019 and ending January 10, 2019 and for the year ended December 31, 2018, the Company's noncontrolling interests included third-party ownership interests in EQGP. For the period from January 1, 2018 through the respective Company acquisitions of their remaining respective noncontrolling interests, the Company's noncontrolling interests also included the third-party ownership interests in RMP and Gulfport Midstream's 25% ownership interest in Strike Force Midstream LLC.
Earnings Per Share (EPS). Basic EPS is computed by dividing net income attributable to Equitrans Midstream common shareholders by the weighted average number of shares of Equitrans Midstream common stock outstanding during the period. Diluted EPS is computed by dividing net income attributable to Equitrans Midstream by the weighted average number of shares of Equitrans Midstream common stock outstanding and the assumed issuance of all potentially dilutive securities. Each issue of potential common shares is evaluated separately in sequence from the most dilutive to the least dilutive. The dilutive effect of share-based payment awards and stock options is calculated using the treasury stock method, which assumes share purchases are calculated using the average share price of Equitrans Midstream common stock during the applicable period. The Company uses the if-converted method to compute potential common shares from potentially dilutive convertible securities. Under the if-converted method, dilutive convertible securities are assumed to be converted from the date of the issuance and the resulting common shares are included in the denominator of the diluted EPS calculation for the period being presented. Income attributable to preferred dividends on convertible preferred stock that accumulated during the period is added back to the numerator for purposes of the if-converted method. Diluted EPS also takes into consideration the potential dilution from securities issued by subsidiaries that enable their holders to obtain the subsidiary's common stock. See Note 13.
Statement of Cash Flow Supplementary Information. The following summarizes cash paid during the applicable period for interest, net of amount capitalized, and non-cash activity included on the statements of consolidated cash flows.

	Years Ended December 31,
	2020	2019	2018
	(Thousands)
Cash paid during the period for:
Interest, net of amount capitalized	$249,302	$257,065	$54,089
Income taxes	3,709	—	—

Non-cash activity during the period for:
Issuance of Equitrans Midstream common stock pursuant to the EQM Merger, net of tax	$2,736,229	$—	$—
Issuance of Equitrans Midstream Preferred Shares pursuant to the Restructuring Agreement	667,214	—	—
Contract liability	121,483	—	—
Settlement of separation and other transaction costs with EQT	—	—	133,286
Net settlement of current income taxes payable with EQT	—	—	54,033
Separation-related adjustments	—	93,666	228,357
Revision to estimated asset retirement obligations	—	—	1,928
Recently Issued Accounting Standards
In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard amended guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, this standard eliminated the probable initial recognition threshold in then-current GAAP, and, in its place, requires an entity to recognize its current estimate of all expected credit losses. The amendments affected loans, debt securities, trade receivables, contract assets, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope of the standard that have the contractual right to receive cash. In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses (Topic 326). The update provides entities with targeted transition relief that is intended to increase comparability of financial statement information for some entities that otherwise would have measured similar financial instruments using different measurement methodologies. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses. The update clarifies and addresses stakeholders' specific issues in ASU 2016-13.
The Company adopted the standard on January 1, 2020, using the modified retrospective method for all financial assets recorded at amortized cost. Results for reporting periods beginning after January 1, 2020 are presented under Topic 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company's current expected credit loss (CECL) methodology considers risks of collection based on a customer’s current credit status. The standard requires an entity to assess whether financial assets share similar risk characteristics and, if so, group such assets in a pool. Customer balances are aggregated for evaluation based on their credit risk rating, which takes into account changes in economic factors that impact a customer’s ability to meet its financial obligations. The Company's CECL methodology assigns a reserve, even if remote, to each customer based on credit risk. The table below summarizes the changes in the allowance for credit losses by outstanding receivable for the year ended December 31, 2020:

	Accounts Receivable	Contract Asset (a)	Other Assets (b)	Total
	(thousands)
Balance at December 31, 2019	$(285)	$—	$—	$(285)
Adoption of Topic 326	(2,708)	—	(1,010)	(3,718)
(Provision for) recovery of expected credit losses	(1,706)	(181)	81	(1,806)
Balance at December 31, 2020	$(4,699)	$(181)	$(929)	$(5,809)
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance is applicable for the Amended EQM Credit Facility and the Eureka Credit Facility, as well as for each dividend following March 31, 2024 for the Equitrans Midstream Preferred Shares, which each use the London Inter-Bank Offered Rate (LIBOR) as a reference rate. The ASU is effective immediately but is only available through December 31, 2022. The Company is currently evaluating the potential impact of this standard on its financial statements.
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
2.    Investments in Consolidated, Non-Wholly Owned Entities
Investment in EQM
Issuances as Drop-Down Transaction and EQM-RMP Mergers Consideration. As described in Note 1, the Drop-Down Transaction was completed effective May 1, 2018. As part of the consideration for the Drop-Down Transaction, EQM issued 5,889,282 EQM common units to a wholly owned subsidiary of the Company.
On July 23, 2018, in connection with the EQM-RMP Mergers discussed in Note 1, the 102,323,796 common units representing limited partner interest in RMP (RMP common units) then issued and outstanding converted into 33,963,753 EQM common units based on the exchange ratio of 0.3319, the 36,220 outstanding RMP phantom units fully vested and converted into 12,024 EQM common units based on the exchange ratio of 0.3319, less applicable tax withholding, and the issued and outstanding IDRs in RMP were canceled. Of the RMP common units issued and outstanding at the time of the EQM-RMP Mergers, the Company owned 28,757,246 RMP common units, which converted into 9,544,530 EQM common units.

EQM IDR Transaction. On February 22, 2019, the Company completed a simplification transaction pursuant to that certain Agreement and Plan of Merger, dated as of February 13, 2019, by and among the Company and certain related parties, pursuant to which, among other things, (i) Equitrans Merger Sub, LP merged with and into EQGP (the IDR Merger) with EQGP continuing as the surviving limited partnership and a wholly owned subsidiary of EQM, and (ii) each of (a) the IDRs in EQM, (b) the economic portion of the general partner interest in EQM and (c) the issued and outstanding common units representing limited partner interests in EQGP (EQGP common units) were canceled, and, as consideration for such cancellation, certain wholly owned subsidiaries of the Company received on a pro rata basis 80,000,000 newly-issued EQM common units and 7,000,000 newly-issued Class B units representing limited partner interests in EQM (Class B units), and the EQM General Partner retained the non-economic general partner interest in EQM (such transactions, collectively, the EQM IDR Transaction). Additionally, as part of the EQM IDR Transaction, 21,811,643 EQM common units held by EQGP were canceled and 21,811,643 EQM common units were issued pro rata to certain wholly owned subsidiaries of the Company. As a result of the EQM IDR Transaction, the EQM General Partner replaced EQM Midstream Services, LLC as the general partner of EQM.
After giving effect to the EQM IDR Transaction, including the issuance of Class B units, Equitrans Gathering Holdings, EQM GP Corp and EMH held 89,505,616, 89,536 and 27,650,303 EQM common units, respectively, for a total of 117,245,455 EQM common units. Additionally, Equitrans Gathering Holdings, EQM GP Corp and EMH held 6,153,907, 6,155 and 839,938 Class B units, respectively, for a total of 7,000,000 Class B units.
EQM Series A Preferred Units. On March 13, 2019, EQM entered into a Convertible Preferred Unit Purchase Agreement, together with Joinder Agreements entered into on March 18, 2019, with the Investors to issue and sell in a private placement (the Private Placement) an aggregate of 24,605,291 EQM Series A Preferred Units for a cash purchase price of $48.77 per EQM Series A Preferred Unit, resulting in total gross proceeds of approximately $1.2 billion. The net proceeds from the Private Placement were used in part to fund the purchase price in the Bolt-on Acquisition and to pay certain fees and expenses related to the Bolt-on Acquisition, and the remainder was used for general partnership purposes. The Private Placement closed concurrently with the closing of the Bolt-on Acquisition on April 10, 2019, as discussed further in Note 3. See below for a discussion on the Preferred Restructuring Agreement.
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
Because the Company controlled EQM both before and after the EQM Merger, the increase in the Company’s ownership interest in EQM resulting from the EQM Merger was accounted for as an equity transaction and reflected as a reduction of the noncontrolling interest associated with public ownership of EQM common units, offset by an increase in common stock, no par value. No gain or loss was recognized in the Company’s statements of consolidated comprehensive income as a result of the EQM Merger. In addition, the tax effects of the EQM Merger were reported as adjustments to deferred income taxes and Equitrans Midstream common stock, consistent with ASC 740, Income Taxes.

Immediately prior to the completion of the EQM Merger, the public limited partners collectively owned a 40.1% interest in EQM, excluding the impact of the EQM Series A Preferred Units. The publicly-owned EQM common units, prior to completion of the EQM Merger, were reflected within noncontrolling interest in the Company's consolidated balance sheets as of March 31, 2020. The portion of EQM earnings attributable to publicly-held EQM common units prior to completion of the EQM Merger was reflected in net income attributable to noncontrolling interests in the Company's statements of consolidated comprehensive income.
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
The Company recorded $23.8 million in expenses related to the EQM Merger and the EQT Global GGA (defined in Note 4) during the year ended December 31, 2020. The expenses consisted of advisor, legal and accounting fees related to the transactions and are included in separation and other transaction costs in the statements of consolidated comprehensive income.
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
On June 17, 2020, the Company paid cash of $617.3 million to redeem $600 million aggregate principal amount of the Investors’ EQM Series A Preferred Units and pay partial period distributions on such EQM Series A Preferred Units. At the time of the redemption, the carrying value of the EQM Series A Preferred Units was $590.1 million, resulting in a premium over the carrying value of $27.3 million. The premium represented a return similar to distributions to the holders of the EQM Series A Preferred Units and, as such, reduced net income attributable to Equitrans Midstream common shareholders, and was recorded in retained earnings (deficit) in the statements of consolidated equity.
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

Each holder of the Equitrans Midstream Preferred Shares may elect to convert all or any portion of the Equitrans Midstream Preferred Shares owned by it into Equitrans Midstream common stock initially on a one-for-one basis, subject to certain anti-dilution adjustments and an adjustment for any dividends that have accrued but not been paid when due and partial period dividends (referred to as the conversion rate), at any time (but not more often than once per fiscal quarter) after April 10, 2021

(or immediately prior to a liquidation, dissolution or winding up of the Company), provided that any conversion involves an aggregate number of Equitrans Midstream Preferred Shares of at least $20.0 million (calculated based on the closing price of Equitrans Midstream common stock on the trading day preceding notice of the conversion) or such lesser amount if such conversion relates to all of a holder’s remaining Equitrans Midstream Preferred Shares or if such conversion is approved by the Company's Board of Directors (Board).
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
During the year ended December 31, 2020, as a result of the Restructuring Closing, the Company recorded an increase in mezzanine equity of $667.2 million, a decrease in noncontrolling interest of $579.2 million and a decrease in common stock, no par value, of $100.5 million, net of deferred taxes of $12.5 million.
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
Investment in EQGP
RMP IDR Transaction. On May 22, 2018, pursuant to an IDR purchase and sale agreement dated April 25, 2018, by and among EQT, RMGP and EQGP, EQGP acquired from RMGP all of the issued and outstanding IDRs in RMP in exchange for 36,293,766 EQGP common units (the RMP IDR Transaction).
EQGP Unit Purchases. On November 29, 2018, the Company entered into written agreements (the Unit Purchase Agreements) with certain investors owning an aggregate of 15,364,421 EQGP common units for $20.00 per EQGP common unit (the Purchase Price).
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
EQGP Limited Call Right. Following the Initial Unit Purchase Closing, on December 31, 2018, the Company exercised a limited call right (the Limited Call Right and, together with the EQGP Unit Purchases, the EQGP Buyout) provided for in EQGP's agreement of limited partnership, dated as of October 12, 2018, pursuant to which the Company purchased all outstanding EQGP common units (other than those owned by the Company and its affiliates) at the Purchase Price. On January 10, 2019, the Company completed its exercise of the Limited Call Right by closing on the acquisition on the remaining 11,097,287 outstanding EQGP common units not owned by the Company or its affiliates for an aggregate purchase price of $221.9 million, and EQGP became an indirect, wholly owned subsidiary of the Company.
In connection with the completion of the EQGP Buyout on January 10, 2019, certain non-employee members of the Board of Directors of EQGP's general partner stepped down from their roles and were paid the Purchase Price for each EQGP phantom unit that they held, which was, in the aggregate, 29,829 EQGP phantom units, including accrued distributions.
In addition, on January 10, 2019, EQGP's omnibus agreement with Equitrans Midstream was terminated.

Net Changes in Ownership of EQGP and EQM

As a result of equity transactions relating to EQGP and EQM, the Company adjusted noncontrolling interest and parent net investment. During the year ended December 31, 2020, as a result of the EQM Merger, the Company recorded, in the aggregate, a $2.7 billion increase of common stock, no par value, a decrease in noncontrolling interest of $3.0 billion and an increase in deferred tax liability of $257.2 million. During the year ended December 31, 2019, as a result of the EQM IDR Transaction, the Company recorded, in the aggregate, a $997.2 million increase of common stock, no par value, a decrease in noncontrolling interest of $1.3 billion and a decrease in deferred tax asset of $340.4 million. During the year ended December 31, 2018, as a result of the Drop-Down Transaction, the RMP IDR Transaction and the EQM-RMP Mergers, the Company recorded, in the aggregate, a $159.2 million decrease in parent net investment, a $55.7 million decrease in deferred tax liability and a $214.9 million increase in noncontrolling interest.
3.     Mergers and Acquisitions
EQM Merger. See Note 2.
Bolt-on Acquisition. On March 13, 2019, the Company entered into a Purchase and Sale Agreement with North Haven Infrastructure Partners II Buffalo Holdings, LLC (NHIP), an affiliate of Morgan Stanley Infrastructure Partners, pursuant to which the Company acquired from NHIP a 60% Class A interest in Eureka Midstream and a 100% interest in Hornet Midstream (collectively, the Bolt-on Acquisition) for total consideration of approximately $1.04 billion, composed of approximately $852 million in cash, net of purchase price adjustments, and approximately $192 million in assumed pro-rata debt. At the time of the acquisition, Eureka Midstream owned a 190-mile gathering header pipeline system in Ohio and West Virginia that services both dry Utica and wet Marcellus Shale production and Hornet Midstream owned a 15-mile, high-pressure gathering system in West Virginia that connects to the Eureka Midstream system. The Bolt-on Acquisition closed on April 10, 2019 and was funded through proceeds from the Private Placement of the EQM Series A Preferred Units that closed concurrently with the Bolt-on Acquisition. See Note 2 for further information regarding the Private Placement.
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

(in thousands)	Preliminary Purchase Price Allocation (As initially reported)	Measurement Period Adjustments (a)	Purchase Price Allocation (As adjusted)
Consideration given:
Cash consideration (b)	$861,250	$(11,404)	$849,846
Buyout of portion of Eureka Midstream Class B units and incentive compensation	2,530	—	2,530
Total consideration	863,780	(11,404)	852,376

Fair value of liabilities assumed:
Current liabilities	52,458	(9,857)	42,601
Long-term debt	300,825	—	300,825
Other long-term liabilities	10,203	—	10,203
Amount attributable to liabilities assumed	363,486	(9,857)	353,629

Fair value of assets acquired:
Cash	15,145	—	15,145
Accounts receivable	16,817	—	16,817
Inventory	12,991	(26)	12,965
Other current assets	882	—	882
Net property, plant and equipment	1,222,284	(8,906)	1,213,378
Intangible assets (c)	317,000	(6,000)	311,000
Deferred tax asset	5,773	(5,268)	505
Other assets	14,567	—	14,567
Amount attributable to assets acquired	1,605,459	(20,200)	1,585,259

Noncontrolling interests	(486,062)	7,602	(478,460)

Goodwill as of April 10, 2019	$107,869	$(8,663)	$99,206
Impairment of goodwill (d)			(99,206)
Goodwill as of December 31, 2020			$—
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
As part of the preliminary purchase price allocation, the Company identified intangible assets for customer relationships with third-party customers. The fair value of the customer relationships with third-party customers was determined using the income approach, which requires a forecast of the expected future cash flows generated and an estimated market-based weighted average cost of capital. Significant unobservable inputs in the determination of fair value include future revenue estimates, future cost assumptions and estimated customer retention rates. As a result, the estimated fair value of the identified intangible assets represents a Level 3 fair value measurement. The Company previously utilized a useful life of 20 years for the Eureka Midstream- and Hornet Midstream-related intangible assets. As a result of expected changes in cash flows due to decreases in producer activity driven by lower natural gas prices in periods subsequent to the Bolt-on Acquisition closing, as of April 1, 2020, the Company prospectively changed the remaining useful life of the Eureka Midstream-related intangible assets to 10.75 years, increasing the expected annual amortization expense by $9.1 million. In addition, as a result of then expected reductions in future cash flows, as of October 1, 2019, the useful life of the Hornet Midstream-related intangible assets was prospectively changed to 7.25 years. The estimated annual amortization expense for the Eureka Midstream- and Hornet Midstream-related intangible assets for the next five years is $23.3 million.
Intangible assets, net, as of December 31, 2020 and 2019 related to the Bolt-on Acquisition are detailed below.

	December 31,
(in thousands)	2020	2019
Intangible assets	$274,595	$311,000
Less: impairment of Hornet Midstream-related intangible assets (a)	17,654	36,405
Less: accumulated amortization	21,648	11,711
Intangible assets, net	$235,293	$262,884
(a)See Note 4 for disclosure regarding impairments of long-lived assets.
In conjunction with the Bolt-on Acquisition, the Company recorded tax deductible goodwill of $43.0 million. The Company does not have tax basis on the portion attributable to the former noncontrolling limited partners of EQM.
Post-Acquisition Operating Results. Subsequent to the completion of the Bolt-on Acquisition, Eureka Midstream and Hornet Midstream collectively contributed the following to both the Gathering segment and the Company's consolidated operating results for the year ended December 31, 2020 and for the period from April 10, 2019 through December 31, 2019.

(in thousands)	December 31, 2020	April 10, 2019 Through December 31, 2019
Operating revenues	$128,631	$97,123
Operating loss attributable to Equitrans Midstream	$(8,235)	$(94,551)
Net income (loss) attributable to noncontrolling interests	$13,996	$(21,291)
Net loss attributable to Equitrans Midstream	$(29,430)	$(80,631)
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

	Years Ended December 31,
(in thousands, except per share data)	2019	2018
Pro forma operating revenues	$1,661,822	$1,616,821
Pro forma net (loss) income	$(44,167)	$552,291
Pro forma net income attributable to noncontrolling interests	$126,558	$357,264
Pro forma net (loss) income attributable to Equitrans Midstream	$(170,725)	$195,027
Pro forma (loss) income per share (basic)	$(0.67)	$0.77
Pro forma (loss) income per share (diluted)	$(0.67)	$0.77

4.     Impairments of Long-Lived Assets
Goodwill. On February 26, 2020 (the EQT Global GGA Effective Date), the Company (through EQM) entered into a Gas Gathering and Compression Agreement (as amended, the EQT Global GGA) with EQT for the provision of certain gas gathering services to EQT in the Marcellus and Utica Shales of Pennsylvania and West Virginia (as further discussed in Note 6). Prior to the EQT Global GGA Effective Date, the Company operated three reportable operating segments and seven reporting units, which are one level below the operating segment level and are generally based on how segment management reviews the Company's operating results. Commencing with the EQT Global GGA Effective Date, the Company reduced its reporting units from seven to six and maintained its three reportable operating segments. As of the EQT Global GGA Effective Date, the only reporting unit to which the Company had goodwill recorded related to the Pennsylvania gathering assets acquired in connection with the EQM-RMP Mergers in July 2018 (RMP PA Gas Gathering reporting unit). As a result of the EQT Global GGA, the assets under, and operations associated with, the RMP PA Gas Gathering reporting unit and the reporting unit associated with the gas gathering and compression activities of EQM Gathering Opco, LLC, an indirect wholly owned subsidiary of the Company (EQM Opco reporting unit), were combined to service a collective minimum volume commitment (MVC) under the agreement. Therefore, effective on the EQT Global GGA Effective Date, the RMP PA Gas Gathering reporting unit was merged with and into the EQM Opco reporting unit, with the EQM Opco reporting unit surviving.
During the first quarter of 2020, the Company identified impairment indicators in the form of significant declines in the unit price of EQM common units and corresponding market capitalization. Management considered these declines as indicators that the fair value of the RMP PA Gas Gathering reporting unit may have been below its carrying amount, and the performance of an interim quantitative goodwill impairment assessment was required. Additionally, as a result of the combination of the RMP PA Gas Gathering reporting unit and the EQM Opco reporting unit, the Company tested both the RMP PA Gas Gathering and the merged EQM Opco reporting units for goodwill impairment. In estimating the fair value of the RMP PA Gas Gathering and the merged EQM Opco reporting units, the Company used a combination of the income approach and the market approach. The Company used the income approach’s discounted cash flow method, which applies significant inputs not observable in the public market (Level 3), including estimates and assumptions related to the use of an appropriate discount rate, future throughput volumes, operating costs, capital spending and changes in working capital. The Company used the market approach’s comparable company and reference transaction methods. The comparable company method evaluates the value of a company using metrics of other businesses of similar size and industry. The reference transaction method evaluates the value of a company based on pricing multiples derived from similar transactions entered into by similar companies.
As a result of the interim assessment, the Company determined that the fair values of the RMP PA Gas Gathering reporting unit and the merged EQM Opco reporting unit, as applicable, were greater than their respective carrying values. No impairment to goodwill was recorded during the three months ended March 31, 2020. The Company believes the estimates and assumptions used in estimating its reporting units’ fair values are reasonable and appropriate; however, different assumptions and estimates could materially affect the calculated fair values of the RMP PA Gas Gathering reporting unit and the merged EQM Opco reporting unit and the resulting conclusions on impairment of goodwill, which could materially affect the Company’s results of operations and financial position. Additionally, actual results could differ from these estimates and assumptions may not be realized.
During the fourth quarter of 2020, the Company performed a quantitative impairment assessment as required as part of the annual goodwill impairment assessment. As a result of the annual assessment, the Company determined that the fair value of the EQM Opco reporting unit was greater than its carrying value. No impairment to goodwill was recorded as a result of the annual impairment assessment.
As of December 31, 2020, the Company's goodwill balance was $486.7 million, which was associated entirely with the EQM Opco reporting unit. The EQM Opco reporting unit is susceptible to further impairment risk from future adverse market or economic conditions and company-specific qualitative factors or other adverse factors such as unexpected future production curtailments by the Company's customers that have contracts with volumetric-based fees. Any such adverse changes in the future could reduce the underlying cash flows used to estimate fair value and could result in a decline in fair value that could trigger future impairment charges relating to the EQM Opco reporting unit.
The three reporting units to which the Company had goodwill during 2019 were (i) the Ohio gathering assets acquired in connection with EQM’s acquisition of the outstanding limited liability company interests in each of EQM West Virginia, EQM Olympus and Strike Force Holdings (collectively, Rice Retained Midstream), (ii) RMP PA Gas Gathering and (iii) the Ohio and West Virginia gathering assets acquired in the Bolt-on Acquisition (Eureka/Hornet, collectively with Rice Retained Midstream and RMP PA Gas Gathering, the Reporting Units).

During the third quarter of 2019, the Company identified impairment indicators in the form of significant declines in the unit price of EQM common units and corresponding market capitalization, primarily as a result of continued suppressed natural gas prices and decreased producer drilling activity. Management considered these declines as indicators that the fair value of goodwill was more likely than not below the carrying amounts for the respective Reporting Units. As such, the performance of an interim goodwill impairment assessment was required. In estimating the fair value of each of the Reporting Units, the Company used a combination of the income approach and the market approach, both as described above.

As of August 31, 2019, the Company determined that the fair value of Rice Retained Midstream was greater than its carrying value; however, the carrying values of RMP PA Gas Gathering and Eureka/Hornet were each greater than their respective fair values. As a result, the Company recognized impairment of goodwill of $168.9 million and $99.2 million on RMP PA Gas Gathering and Eureka/Hornet, respectively. The non-cash impairment charges are included in the impairments of long-lived assets line on the Company's statements of consolidated comprehensive income.
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
Following the third quarter of 2018 and prior to the Separation, the Company identified impairment indicators in the form of production curtailments announced by a primary customer of the Rice Retained Midstream and RMP PA Gas Gathering reporting units that could reduce volumetric-based fee revenues of those Reporting Units. In estimating the fair value of those Reporting Units, the Company used a combination of the income approach (specifically, the discounted cash flow method) and the market approach (specifically, the comparable company and reference transaction methods).
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
The following table summarizes the carrying amount of goodwill associated with the Company's Reporting Units for the years ended December 31, 2020, 2019 and 2018.

	EQM Opco(a)	Rice Retained Midstream	Eureka/Hornet	Total
	(Thousands)
Goodwill as of January 1, 2018	$1,346,918	$37,954	$—	$1,384,872
Add: transfer of goodwill from EQT	3,803	112,535	—	116,338
Less: impairment of goodwill	(261,941)	—	—	(261,941)
Goodwill as of December 31, 2018	1,088,780	150,489	—	1,239,269
Add: goodwill associated with Bolt-on Acquisition	—	—	99,206	99,206
Less: impairment of goodwill	(602,082)	(150,489)	(99,206)	(851,777)
Goodwill as of December 31, 2019	486,698	—	—	486,698
Goodwill as of December 31, 2020	$486,698	$—	$—	$486,698
(a) As discussed above, effective on the EQT Global GGA Effective Date, the RMP PA Gas Gathering reporting unit was merged with and into the EQM Opco reporting unit, with the EQM Opco reporting unit surviving.
Long-Lived Assets and Equity Method Investment. The Company evaluates long-lived assets for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. With respect to property, plant and equipment and finite lived intangibles, asset recoverability is measured by comparing the carrying value of the asset or asset group with its expected future pre-tax undiscounted cash flows. These cash flow estimates require the Company to make projections and assumptions for many years into the future for pricing, demand, competition, operating cost and other factors. If the carrying amount exceeds the expected future undiscounted cash flows, the Company recognizes an impairment equal to the excess of carrying value over fair value as determined by quoted market prices in active markets or present value techniques if quotes are unavailable. The determination of the fair value using present value techniques requires the Company to make projections and assumptions regarding the probability of a range of outcomes and the rates of interest used in the present value calculations. Any changes the Company makes to these projections and assumptions could result in significant revisions to its evaluations of recoverability and the recognition of additional impairments.
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
During the third quarter of 2019, the Company assessed its long-lived asset groups for impairment due to the triggering events described in the 2019 interim goodwill impairment summary above. As a result of the recoverability test, management determined that the carrying value of certain long-lived assets associated with Eureka/Hornet (specifically, Hornet Midstream customer-related intangible assets) were not recoverable. The Company estimated the fair value of the Hornet Midstream-related intangible assets and determined that the fair value was not in excess of the assets’ carrying value, which resulted in an impairment charge of approximately $36.4 million related to certain of such intangible assets within the Company's Gathering segment. The non-cash impairment charge is included in the impairments of long-lived assets line on the statements of consolidated comprehensive income. During the fourth quarter of 2019, a triggering event occurred as a result of the Company's annual goodwill impairment evaluation, which required the Company to perform a recoverability test on its long-lived assets. No impairment to long-lived assets was recorded as a result of the recoverability test.
During 2019, the Company reassessed its asset groupings for its regulated pipelines due to certain regulatory ratemaking policy changes affecting the regulated pipelines, changes in strategic focus and plans for segmentation of operations. Prior to the second quarter of 2019, the Company defined its regulated asset grouping to include the FERC-regulated transmission and storage assets, integrated with the low-pressure assets due to overlapping operations, a shared costs structure and similar ratemaking structures. During the second quarter of 2019, Equitrans, L.P. reached a settlement related to its FERC Form 501-G report, which was focused solely on the Company’s FERC-regulated transmission and storage assets. Further, management increased its operational focus and emphasis on high-pressure gathering assets as illustrated by the consummation of the Bolt-on Acquisition. As a result of these regulatory changes and shift in operational focus, beginning with the second quarter of 2019, the Company grouped its FERC-regulated assets in two asset groupings: FERC-regulated transmission and storage assets and FERC-regulated low-pressure gathering assets. Upon the change in asset grouping, management evaluated whether any indicators of impairment were present and, in conjunction with the evaluation, the Company determined that the carrying values for the non-core FERC-regulated low-pressure gathering assets exceeded their undiscounted cash flows. Additionally, following the settlement related to the FERC Form 501-G report, management did not, and currently does not plan to, seek to recover the deficient cash flows through a future rate proceeding. The Company therefore estimated the fair values of FERC-regulated low-pressure gathering assets and determined that their fair values were not in excess of the assets’ carrying values, which resulted in recognized impairments of property and equipment of approximately $81.0 million during 2019 related to the assets within the Company's Gathering segment. As a result of the impairment, the assets carry no book value. The non-cash impairment charge is included in the impairments of long-lived assets line on the statements of consolidated comprehensive income.
During the fourth quarter of 2018, a triggering event occurred as a result of the Company's annual goodwill impairment evaluation, which required the Company to perform a recoverability test on its long-lived assets. No impairment was recorded as a result of the recoverability test. No impairment of any long-lived assets was recorded during the year ended December 31, 2018.
The Company is also required to evaluate its equity method investment in the MVP Joint Venture to determine whether it is impaired under ASC 323, Investments - Equity Method and Joint Ventures. The standard for determining whether an impairment must be recorded under ASC 323 is whether there occurred an other-than-temporary decline in value. The Company monitors events or circumstances that may indicate the carrying value of such investment may have experienced an other-than-temporary decline in value. The fair value of an equity method investment is generally estimated using an income approach under which significant judgments and assumptions include expected future cash flows, the appropriate discount rate and probability-weighted scenarios.
Events or circumstances that may be indicative of an other-than-temporary decline in value of an equity method investment include, but are not limited to:
•a prolonged period of time that the fair value is below the investor’s carrying value;
•the current expected financial performance is significantly worse than anticipated when the investor originally invested in the investee;
•adverse regulatory action is expected to substantially reduce the investee’s product demand or profitability;
•the investee has lost significant customers or suppliers with no immediate prospects for replacement;
•the investee’s discounted or undiscounted cash flows are below the investor’s carrying amount; and
•the investee’s industry is declining and significantly lags the performance of the economy as a whole.
The estimates that the Company makes with respect to its equity method investment are based upon assumptions that management believes are reasonable, and the impact of variations in these estimates or the underlying assumptions could be material. Additionally, if any joint venture to which the investment relates recognizes an impairment under ASC 360, the Company would be required to record its proportionate share of such impairment loss and would also evaluate such investment for an other-than-temporary decline in value under ASC 323.
As of December 31, 2020, the carrying value of the Company’s equity method investment in the MVP Joint Venture was approximately $2.8 billion. During 2020, the MVP Joint Venture received certain adverse court rulings in the U.S. Fourth Circuit Court of Appeals as described in “Item 3. Legal Proceedings.” As a result, the Company evaluated its investment for impairment and determined that the fair value of the investment continued to exceed the carrying value and, therefore, no impairment was necessary. The Company estimated the fair value of its investment in the MVP Joint Venture using an income approach that primarily considered probability-weighted scenarios of discounted future net cash flows based on the most recent estimate of total project costs and revenues as of December 31, 2020. These scenarios reflected assumptions and judgments regarding various future court decisions and regulatory authorizations and the impact that those decisions and authorizations may have on the timing and extent of the Company’s investment, including scenarios assuming the full resolution of permitting issues. The Company’s analysis took into account, among other things, growth expectations from additional compression expansion opportunities. The Company generally used an after-tax discount rate of 5.5% in the analysis derived based on a market participant approach. Based on the Company’s expectations for the projects, and taking into account, among other things, regulatory considerations, public support for the MVP project by the Chairman of the U.S. Senate Committee on Energy and Natural Resources, and other publicly available information, the Company assigned higher probabilities for scenarios under which the Company received all required legal and regulatory approvals and authorizations and certain compression expansion opportunities are realized. A low probability was assigned to the scenario under which the project is canceled.
There is risk that the carrying value of the Company's investment in the MVP Joint Venture may be impaired in the future. There are ongoing legal and regulatory matters that must be resolved before the MVP and MVP Southgate projects can be completed. Assumptions and estimates utilized in assessing the Company’s investment in the MVP Joint Venture for impairment as of December 31, 2020 may change if adverse or delayed resolutions to these legal or regulatory matters or other adverse developments were to occur and adverse changes in circumstances relevant to the likelihood of project completion could prompt the Company, in future assessments, to apply a lower probability of project completion, which could have a material adverse effect on the fair value of the Company's investment in the MVP Joint Venture and potentially result in an impairment.
Subsequent to December 31, 2020, certain regulatory developments pertaining to the MVP project, including inaction by the FERC on January 19, 2021 in respect to certain MVP Joint Venture requests, directly contributed to an approximate 17% decrease in the Company’s closing stock price between January 15, 2021 and January 20, 2021. If the Company’s stock price does not recover before the end of the first quarter of 2021, such change in the Company’s market value during the first quarter may trigger a quantitative assessment for impairment for the first quarter of 2021, which may result in the Company realizing impairments, the magnitude of which it is unable to estimate as of the filing of this Annual Report on Form 10-K.

5.    Financial Information by Business Segment
The Company reports its operations in three segments that reflect its three lines of business of Gathering, Transmission and Water, which reflects the manner in which management evaluates the business for making operating decisions and assessing performance. Refer to Note 1 for discussion on business segments.
The financial statements for the year ended December 31, 2018 include expense allocations for certain corporate functions historically performed by EQT. The financial statements may not include all expenses that would have been incurred had the Company existed as a standalone, publicly traded corporation for the entirety of the period.

	Years Ended December 31,
	2020	2019	2018
	(Thousands)
Revenues from customers:
Gathering	$1,012,281	$1,159,931	$997,070
Transmission	393,836	390,520	386,801
Water	104,708	79,791	111,227
Total operating revenues	$1,510,825	$1,630,242	$1,495,098
Operating income (loss):
Gathering (a)	$535,976	$(88,850)	$423,407
Transmission	275,369	277,731	265,579
Water	38,756	15,305	37,667
Headquarters (b)	(25,540)	(128,186)	(83,569)
Total operating income	$824,561	$76,000	$643,084

Reconciliation of operating income to net income:
Equity income (c)	$233,833	$163,279	$61,778
Other income (d)	17,225	2,661	5,011
Loss on early extinguishment of debt	24,864	—	—
Net interest expense	307,380	256,195	115,454
Income tax expense	105,331	50,704	83,142
Net income (loss)	$638,044	$(64,959)	$511,277
(a)Impairments of long-lived assets of $55.6 million, $854.3 million and $261.9 million for the years ended December 31, 2020, 2019 and 2018, respectively, were included in Gathering operating income (loss). See Note 4 for further information.
(b)Includes separation and other transaction costs and other unallocated corporate expenses.
(c)Equity income is included in the Transmission segment.
(d)Includes an unrealized gain on derivative instruments recorded in the Gathering segment.

	December 31,
	2020	2019	2018
	(Thousands)
Segment assets:
Gathering	$7,739,836	$7,572,911	$6,011,654
Transmission (a)	4,357,382	3,903,707	3,066,659
Water	185,802	202,440	237,602
Total operating segments	12,283,020	11,679,058	9,315,915
Headquarters, including cash	442,832	362,651	1,207,920
Total assets	$12,725,852	$12,041,709	$10,523,835
(a)The equity investment in the MVP Joint Venture is included in the Transmission segment.

	Years Ended December 31,
	2020	2019	2018
	(Thousands)
Depreciation:
Gathering	$172,967	$144,310	$98,678
Transmission	54,540	51,935	49,723
Water	30,880	26,915	23,513
Headquarters	1,226	4,204	3,907
Total	$259,613	$227,364	$175,821
Expenditures for segment assets:
Gathering (a)	$344,873	$834,712	$717,251
Transmission (b)	45,219	59,313	114,450
Water	11,905	37,457	23,537
Headquarters	4,004	9,779	29,336
Total (c)	$406,001	$941,261	$884,574
(a)Includes approximately $41.6 million and $25.9 million of capital expenditures related to noncontrolling interests in Eureka Midstream for the year ended December 31, 2020 and 2019, respectively.
(b)Transmission capital expenditures do not include capital contributions made to the MVP Joint Venture for the MVP and MVP Southgate projects of approximately $272.8 million, $774.6 million and $913.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.
(c)The Company accrues capital expenditures when the work has been completed but the associated bills have not yet been paid. Accrued capital expenditures are excluded from the statements of consolidated cash flows until they are paid. The net impact of non-cash capital expenditures, including the effect of accrued capital expenditures, assumed capital expenditures associated with the Bolt-on Acquisition, transfers to/from inventory as assets are completed/assigned to a project and capitalized share-based compensation costs, was $56.0 million, $26.1 million and $(18.7) million at December 31, 2020, 2019 and 2018, respectively.
6.     Revenue from Contracts with Customers
For the years ended December 31, 2020, 2019 and 2018, all revenues recognized on the Company's statements of consolidated comprehensive income are from contracts with customers. As of December 31, 2020 and 2019, all receivables recorded on the Company's consolidated balance sheets represent performance obligations that have been satisfied and for which an unconditional right to consideration exists.
Summary of disaggregated revenues. The tables below provide disaggregated revenue information by business segment.

	Year Ended December 31, 2020
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues (a)	$595,720	$364,533	$41,798	$1,002,051
Volumetric-based fee revenues	416,561	29,303	62,910	508,774
Total operating revenues	$1,012,281	$393,836	$104,708	$1,510,825

	Year Ended December 31, 2019
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues	$581,118	$356,569	$11,190	$948,877
Volumetric-based fee revenues	578,813	33,951	68,601	681,365
Total operating revenues	$1,159,931	$390,520	$79,791	$1,630,242

	Year Ended December 31, 2018
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues	$447,360	$356,725	$—	$804,085
Volumetric-based fee revenues	549,710	30,076	111,227	691,013
Total operating revenues	$997,070	$386,801	$111,227	$1,495,098
(a)    For the year ended December 31, 2020, firm reservation fee revenues associated with Gathering included approximately $15.0 million of MVC unbilled revenues. There were no MVC unbilled revenues associated with Gathering during the years ended December 31, 2019 and 2018.
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
The following table presents changes in the Company's unbilled revenue balance during the year ended December 31, 2020:

Unbilled Revenue
(Thousands)
Balance as of January 1, 2020	$—
Revenue recognized in excess of amounts invoiced (a)	28,446
Minimum volume commitments invoiced (b)	(9,828)
Balance as of December 31, 2020	$18,618
(a) Primarily includes revenues associated with unbilled MVCs that are included in firm reservation fee revenues within the Gathering and Water segments, as described in the Summary of Disaggregated Revenues table above.
(b) Unbilled revenues are transferred to accounts receivable once the Company has an unconditional right to consideration from the customer.
Contract liabilities. As of December 31, 2020, the Company's contract liabilities consisted of deferred revenue associated with the EQT Global GGA, including advance payments from EQT associated with the Rate Relief Shares (as defined below) acquired by the Company as consideration for certain commercial terms and the initial fair value of the Henry Hub cash bonus payment provision (as defined below). The contract liabilities are classified as current or non-current according to when such amounts are expected to be recognized. As of December 31, 2020, the contract liabilities are classified as non-current as none of the deferred revenue is expected to be recognized in revenue during the next five years.
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
The following table presents changes in the Company's contract liability balances during the year ended December 31, 2020:

Contract Liability
(Thousands)
Balance as of January 1, 2020	$—
Amounts recorded during the period (a)	398,750
Amounts transferred during the period (b)	—
Balance as of December 31, 2020	$398,750

(a) Includes deferred billed revenue of approximately $225.7 million recorded during the year ended December 31, 2020 associated with the EQT Global GGA.
(b) Deferred revenues are recognized as revenue upon satisfaction of the Company's performance obligation to the customer.
Summary of remaining performance obligations. The following table summarizes the estimated transaction price allocated to the Company's remaining performance obligations under all contracts with firm reservation fees and MVCs as of December 31, 2020 that the Company will invoice or transfer from contract liabilities and recognize in future periods.

	2021	2022	2023	2024	2025	Thereafter	Total
	(Thousands)
Gathering firm reservation fees	$159,669	$158,699	$158,606	$157,104	$149,597	$1,192,897	$1,976,572
Gathering revenues supported by MVCs	508,468	575,437	607,671	568,341	562,622	4,818,885	7,641,424
Transmission firm reservation fees	357,730	381,314	341,046	279,493	246,408	2,371,249	3,977,240
Water revenues supported by MVCs	2,028	60,000	60,000	60,000	60,000	60,000	302,028
Total (a)	$1,027,895	$1,175,450	$1,167,323	$1,064,938	$1,018,627	$8,443,031	$13,897,264
(a) Includes assumptions regarding timing for placing certain projects, including the MVP, in-service. Delays in the in-service dates for projects may substantially alter the remaining performance obligations for certain contracts with firm reservation fees and/or MVCs.
Based on total projected contractual revenues, including projected contractual revenues from future capacity expected from expansion projects that are not yet fully constructed for which the Company has executed firm contracts, the Company's firm gathering contracts and firm transmission and storage contracts had weighted average remaining terms of approximately 15 years and 14 years, respectively, as of December 31, 2020.
EQT Global GGA. On the EQT Global GGA Effective Date, the Company entered into the EQT Global GGA with EQT for the provision by the Company of certain gas gathering services to EQT in the Marcellus and Utica Shales of Pennsylvania and West Virginia. Pursuant to the EQT Global GGA, EQT is subject to an initial annual MVC of 3.0 Bcf per day that gradually steps up to 4.0 Bcf per day for several years following the in-service date of the MVP. The EQT Global GGA runs from the EQT Global GGA Effective Date through December 31, 2035, and will renew annually thereafter unless terminated by EQT or the Company pursuant to its terms. Pursuant to the EQT Global GGA, the Company has certain obligations to build connections to connect EQT wells to its gathering system, which are subject to geographical limitations in relation to the dedicated area in Pennsylvania and West Virginia, as well as the distance of such connections to the Company's then-existing gathering system. Management has estimated the total consideration expected to be received over the life of the EQT Global GGA, including gathering MVC revenue with a declining rate structure, the fair value of the Rate Relief Shares (as defined below) and the initial fair value of the Henry Hub cash bonus payment provision. The total consideration is allocated proportionally to the performance obligation under the contract, which is to provide daily MVC capacity over the life of the contract, in order to recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers. The performance obligations will be satisfied during the life of the contract based on a units of production methodology for the daily MVC capacity provided to EQT. Due to the declining rate structure, there will be periods during which the billable gathering MVC revenue will exceed the allocated consideration to the performance obligation, which will result in billable gathering MVC revenue being deferred to the contract liability. The deferred consideration amounts are deferred until recognized in revenue when the associated performance obligation has been satisfied and are classified as current or non-current according to when such amounts are expected to be recognized. In addition to the estimated total consideration allocated to the daily MVC, the EQT Global GGA includes other fees based on variable or volumetric-based services that will be recognized in the period the services are provided. The Company applied judgment in determining the balance sheet classification of the elements of the EQT Global GGA and Share Purchase Agreements (defined below) under the applicable accounting guidance.
The EQT Global GGA provides for potential cash bonus payments payable by EQT to the Company during the period beginning on the first day of the calendar quarter in which the MVP in-service date occurs through the earlier of the twelfth calendar quarter from that point or the calendar quarter ending December 31, 2024 (the Henry Hub cash bonus payment provision). The potential cash bonus payments are conditioned upon the quarterly average of certain Henry Hub natural gas prices exceeding certain price thresholds. The Henry Hub cash bonus payment provision meets the definition of an embedded derivative that was required to be bifurcated from the host contract and accounted for separately in accordance with ASC 815, Derivatives and Hedging. The embedded derivative was recorded as a derivative asset at its estimated fair value at inception of approximately $51.5 million and as part of the contract liability to be included in the total consideration to be allocated to the performance obligation under ASC 606. Subsequent changes to the fair value of the derivative instrument through the end of the contract are recognized in other income on the Company's statements of consolidated comprehensive income.

The gathering MVC fees payable by EQT to the Company set forth in the EQT Global GGA are subject to potential reductions for certain contract years as set forth in the EQT Global GGA, conditioned upon the in-service date of the MVP, which provide for estimated aggregate fee relief of approximately $270 million in the first year after the in-service date of the MVP, approximately $230 million in the second year after the in-service date of the MVP and approximately $35 million in the third year after the in-service date of the MVP. In addition, if the MVP in-service date has not occurred by January 1, 2022, EQT has an option, exercisable for a period of twelve months (or such shorter period if the in-service date of the MVP occurs), to forgo approximately $145 million of the gathering fee relief in the first year after the MVP in-service date and approximately $90 million of the gathering fee relief in the second year after the MVP in-service date in exchange for a cash payment from the Company to EQT in the amount of approximately $196 million (the EQT Cash Option). As consideration for the additional rate relief subject to the EQT Cash Option, the Company purchased shares of its common stock (see Rate Relief Shares discussed and defined below) from EQT. The consideration received for future contractual rate relief associated with the Rate Relief Shares was recorded at a fair value of approximately $121.5 million as a contract liability in accordance with ASC 606 and will be recognized as revenue over the life of the contract.

Water Services Letter Agreement. On February 26, 2020, the Company entered into a letter agreement with EQT, pursuant to which EQT agreed to utilize the Company for the provision of water services in Pennsylvania under existing water services agreements and new water services agreements if negotiated between the parties (such letter agreement, the Water Services Letter Agreement). The Water Services Letter Agreement is effective as of the first day of the first month following the MVP in-service date and will expire on the fifth anniversary of such date. During each year of the Water Services Letter Agreement, EQT agreed that fixed MVC fees payable to the Company for water services incurred on a volumetric basis, provided in accordance with existing agreements and new agreements entered into between the parties pursuant to the Water Services Letter Agreement (or the related agreements), will be equal to or greater than $60 million per year.
Share Purchase Agreements. On February 26, 2020, the Company entered into two share purchase agreements (the Share Purchase Agreements) with EQT, pursuant to which the Company agreed to (i) purchase 4,769,496 shares of Equitrans Midstream common stock (the Cash Shares) from EQT in exchange for approximately $46 million in cash, (ii) purchase 20,530,256 shares of Equitrans Midstream common stock (the Rate Relief Shares and, together with the Cash Shares, the Share Purchases) from EQT in exchange for a promissory note in the aggregate principal amount of approximately $196 million (which EQT subsequently assigned to EQM as consideration for certain commercial terms under the EQT Global GGA), and (iii) pay EQT cash in the amount of approximately $7 million (the Cash Amount). On March 5, 2020, the Company completed the Share Purchases and paid the Cash Amount. The Company used proceeds from the EQM Credit Facility (defined in Note 11) to fund the purchase of the Cash Shares and to pay the Cash Amount in addition to other uses of proceeds. After the closing of the Share Purchases, the Company retired the Cash Shares and the Rate Relief Shares. Additionally, the Company recorded a $17.2 million deferred tax liability in conjunction with the Rate Relief Shares. On September 29, 2020, the Company made a prepayment to EQM of all principal, interest, fees and other obligations outstanding under the promissory note EQT assigned to EQM and the promissory note was terminated.

7.     Leases
The Company has certain facility and compressor operating lease contracts that are classified as operating leases in accordance with ASC 842. Leases with an initial term of 12 months or less are considered short-term and are not recorded on the balance sheet. Instead, the short-term leases are recognized in expense on a straight-line basis over the lease term. Upon the adoption of ASC 842 on January 1, 2019, the Company recorded an operating lease right-of-use asset and a corresponding operating lease liability of $49.7 million on its consolidated balance sheets, reflecting the present value of future lease payments on the Company's facility and compressor lease contracts. As of December 31, 2020 and 2019, the Company had no lease contracts classified as financing leases and was not a lessor; however, the Company was party to a subleasing arrangement whereby the Company, as sublessor, agreed to sublet office space to a third party.
In connection with the Bolt-on Acquisition, the Company acquired 10 compressor leases and one facility lease for which it recorded approximately $4.7 million in operating lease expenses during the year ended December 31, 2019. As of the date of acquisition, the Company recorded operating lease right-of-use assets and a corresponding operating lease liability of approximately $20.0 million for these acquired leases on its consolidated balance sheets.
The following table summarizes lease cost for the years ended December 31, 2020 and 2019.

	Years Ended December 31,
	2020	2019
	(Thousands)	(Thousands)
Operating lease cost	$14,464	$12,858
Short-term lease cost	5,075	4,642
Variable lease cost	168	321
Sublease income	(583)	(445)
Total lease cost	$19,124	$17,376
Operating lease expense related to the Company's compressor lease contracts and facility lease contracts is reported in operating and maintenance expense and selling, general and administrative expense, respectively, on the Company's statements of consolidated comprehensive income.
For the years ended December 31, 2020 and 2019, cash paid for operating lease liabilities was $14.8 million and $12.3 million, respectively, which was reported in cash flows provided by operating activities on the statements of consolidated cash flows.
The operating lease right-of-use assets are reported in other assets and the current and noncurrent portions of the operating lease liabilities are reported in accrued liabilities and regulatory and other long-term liabilities, respectively, on the consolidated balance sheets. As of December 31, 2020 and 2019, the operating lease right-of-use assets were $53.2 million and $63.6 million, respectively, and operating lease liabilities were $53.4 million and $64.7 million, respectively, of which $10.0 million and $11.7 million, respectively, was classified as current. As of December 31, 2020 and 2019, the weighted average remaining lease term was eight years for both periods and the weighted average discount rates were 5.7% and 5.5%, respectively.
The following table summarizes undiscounted cash flows owed by the Company to lessors pursuant to noncancelable contractual agreements in effect as of December 31, 2020 and related imputed interest.

December 31, 2020
(Thousands)
2021	$12,508
2022	10,086
2023	7,747
2024	5,978
2025	4,970
Thereafter	25,692
Total	66,981
Less: imputed interest	13,615
Present value of operating lease liability	$53,366

8.    Related Party Transactions
Related Party Transactions with EQT
As of December 31, 2020, EQT remained a related party to the Company due to its ownership of 25,296,026 shares of Equitrans Midstream common stock, which represented an approximately 5.8% ownership interest in the Company, excluding the impact of the Equitrans Midstream Preferred Shares. In the ordinary course of business, the Company engaged, and continues to engage, as applicable, in transactions with EQT and its affiliates, including, but not limited to, gathering agreements, transportation service and precedent agreements, storage agreements and water services agreements.
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
On November 12, 2018, EQT terminated the EQGP, EQM and RMP omnibus agreements. Certain indemnification obligations of EQT, EQM and RMP remain in effect following the termination and have been memorialized pursuant to (i) the amended and restated omnibus agreement, dated November 13, 2018, among EQT, EQM and the EQM General Partner, and (ii) the second amended and restated omnibus agreement, dated November 13, 2018, among EQT, EQT RE, LLC, RMP, EQM Midstream Management LLC (formerly known as Rice Midstream Management LLC) and EQM Poseidon Midstream LLC (formerly known as Rice Poseidon Midstream LLC). The Company is generally responsible for the surviving obligations of EQT under certain omnibus agreements pursuant to the Separation and Distribution Agreement.
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
Shareholder and Registration Rights Agreement. On November 12, 2018, in connection with the Separation and Distribution, the Company entered into a shareholder and registration rights agreement (the EQT Registration Rights Agreement) with EQT, pursuant to which the Company agreed that, upon the request of EQT, the Company would use commercially reasonable efforts to effect the registration of the shares comprising the Retained Interest, and EQT agreed to vote any shares comprising the Retained Interest in proportion to the votes cast by the Company's other shareholders. EQT granted the Company a proxy to vote its shares comprising the Retained Interest in such proportion. On November 5, 2019, the Company filed with the SEC a registration statement on Form S-3 to, among other things, register the Retained Interest. The EQT Registration Rights Agreement also includes provisions to facilitate the transferability of EQT's ownership interest in the Company.
Related Party Transactions with EQGP and EQM
ETRN EQM Omnibus Agreements. Pursuant to an omnibus agreement with EQM, the EQM General Partner (as successor to the former EQM general partner) and the Company (the ETRN Omnibus Agreement), the Company performed centralized corporate, general and administrative services for EQM. In exchange, EQM reimbursed the Company for the expenses incurred by the Company in providing these services. In connection with the entry by EQM and the Company into an Assignment and Bill of Sale on March 31, 2019, the ETRN Omnibus Agreement was amended and restated, to, among other things, govern the Company's use, and payment for such use, of the acquired assets following their conveyance to EQM under the Assignment and Bill of Sale. In connection with the EQM Merger, the ETRN Omnibus Agreement terminated at the Effective Time, subject to the survival of certain license rights and indemnification obligations. See Note 2.
ETRN EQGP Omnibus Agreement. For the period from November 13, 2018 through January 10, 2019, EQGP reimbursed the Company for certain expenses related to corporate and general and administrative services provided by the Company pursuant to an omnibus agreement between EQGP and the Company. The omnibus agreement between EQGP and the Company was terminated on January 10, 2019 in connection with the EQGP Buyout. See Note 2.
Secondment Agreement. Pursuant to a secondment agreement, employees of the Company and its affiliates were, prior to the closing of the EQM Merger, seconded to EQM to provide operating and other services with respect to EQM's business under the direction, supervision and control of EQM. EQM reimbursed the Company and its affiliates for the services provided by the seconded employees. The expenses for which EQM reimbursed the Company and its affiliates were not necessarily reflective of the actual expenses that EQM would incur on a stand-alone basis. EQM is unable to estimate what those expenses would be on a stand-alone basis. In connection with the EQM Merger, the Company's secondment agreement with EQM terminated at the Effective Time. See Note 2.
Summary of Related Party Transactions
The following table summarizes the Company's related party transactions.

	Years Ended December 31,
	2020	2019	2018 (a)
	(Thousands)
Operating revenues	$964,220	$1,122,626	$1,111,289
Operating and maintenance expense	—	—	49,778
Selling, general and administrative expense	—	—	85,081
Separation and other transaction costs (b)	—	(1,440)	53,272
Equity income (c)	233,833	163,279	61,778
Interest income from the Preferred Interest	6,053	6,324	6,578
Capital contributions to the MVP Joint Venture (c)	(272,801)	(774,593)	(913,195)
Principal payments received on the Preferred Interest	5,003	4,661	4,406
Net distributions to EQT	—	(93,666)	(701,901)
(a)Reimbursements to EQT may not necessarily reflect the actual expenses that the Company would have incurred on a standalone basis.
(b)For the year ended December 31, 2018, separation and other transaction costs included charges related to the Rice Merger from EQT of $13.7 million. The basis for allocation of the Rice Merger transaction costs was the relative fair value of Rice Midstream Holdings' net assets acquired by EQT and distributed to the Company in the Rice Merger. See Note 1.
For the year ended December 31, 2018, separation and other transaction costs also included charges related to the Drop-Down Transaction, the EQM-RMP Mergers and the Separation from EQT of $39.6 million. The basis for allocated separation costs was 50% of such costs incurred by EQT.
(c)Associated with the Company's ownership in the MVP Joint Venture. See Note 9 for further detail.

The following table summarizes the Company's related party receivables and payables.

	December 31,
	2020	2019
	(Thousands)
Accounts receivable	$199,674	$175,153
Contract asset	2,207	—
Investments in unconsolidated entity	2,796,316	2,324,108
Preferred Interest	105,056	110,059
Capital contributions payable to the MVP Joint Venture	10,723	45,150
9.    Investment in Unconsolidated Entity
The MVP Joint Venture is constructing the Mountain Valley Pipeline (MVP), an estimated 300-mile natural gas interstate pipeline that will span from northern West Virginia to southern Virginia. The Company will operate the MVP and owned a 46.2% interest in the MVP project as of December 31, 2020. On November 4, 2019, Consolidated Edison, Inc. (Con Edison) exercised an option to cap its investment in the MVP project at approximately $530 million (excluding AFUDC). The Company and NextEra Energy, Inc. are obligated to, and RGC Resources, Inc., another member of the MVP Joint Venture owning an interest in the MVP project, has opted to, fund the shortfall in Con Edison's capital contributions, on a pro rata basis. Such funding by the Company and funding by other members has and will correspondingly increase the Company's and such other funding members' respective interests in the MVP project and decrease Con Edison's interest in the MVP project. As a result, based on the midpoint of the project's $5.8 billion to $6.0 billion (excluding AFUDC) targeted cost, the Company's equity ownership in the MVP project will progressively increase from approximately 46.2% to approximately 47.6%. The MVP Joint Venture is a variable interest entity because it has insufficient equity to finance its activities during the construction stage of the project. The Company is not the primary beneficiary of the MVP Joint Venture because the Company does not have the power to direct the activities that most significantly affect the MVP Joint Venture's economic performance. Certain business decisions, such as decisions to make distributions of cash, require a greater than 66 2/3% ownership interest approval, and no one member owns more than a 66 2/3% interest.
In April 2018, the MVP Joint Venture announced the MVP Southgate project, a proposed 75-mile interstate pipeline that will extend from the MVP at Pittsylvania County, Virginia to new delivery points in Rockingham and Alamance Counties, North Carolina. The Company will operate the MVP Southgate pipeline and owned a 47.2% interest in the MVP Southgate project as of December 31, 2020.
In December 2020, the MVP Joint Venture issued a capital call notice for the funding of the MVP project to MVP Holdco, LLC (MVP Holdco), a wholly owned subsidiary of the Company, for $9.1 million, which is expected to be paid in March 2021. In December 2020, the MVP Joint Venture issued a capital call notice for the funding of the MVP Southgate project to MVP Holdco for $0.8 million, which was paid in January 2021. In addition, in January 2021, the MVP Joint Venture issued a capital call notice for the funding of the MVP Southgate project to MVP Holdco for $0.8 million, of which $0.3 million was paid in February 2021 and $0.5 million is expected to be paid in March 2021. The capital contributions payable and the corresponding increase to the investment balance are reflected on the consolidated balance sheet as of December 31, 2020.
The Company's investment in the MVP Joint Venture is an equity method investment for accounting purposes because the Company has the ability to exercise significant influence, but not control, over the MVP Joint Venture's operating and financial policies.
Pursuant to the MVP Joint Venture's limited liability company agreement, MVP Holdco is obligated to provide performance assurances, which may take the form of a guarantee from EQM (provided that EQM's debt is rated as investment grade in accordance with the requirements of the MVP Joint Venture's limited liability company agreement), a letter of credit or cash collateral, in favor of the MVP Joint Venture to provide assurance as to the funding of MVP Holdco's proportionate share of the construction budget for the MVP project. In 2019, EQM issued a performance guarantee in an amount equal to 33% of MVP Holdco's proportionate share of the then-remaining construction budget for the MVP project. As of December 31, 2019, EQM's performance guarantee was approximately $223 million.
In addition, pursuant to the MVP Joint Venture's limited liability company agreement, MVP Holdco is obligated to provide performance assurances in respect of MVP Southgate, which performance assurances may take the form of a guarantee from EQM (provided that EQM's debt is rated as investment grade in accordance with the requirements of the MVP Joint Venture's limited liability company agreement), a letter of credit or cash collateral. In 2019, EQM issued a performance guarantee of $14 million in favor of the MVP Joint Venture for the MVP Southgate project. As of December 31, 2019, EQM's performance guarantee associated with the MVP Southgate project was approximately $14 million.

As a result of EQM’s credit rating downgrades in the first quarter of 2020, EQM delivered replacement credit support to the MVP Joint Venture in the form of letters of credit in the amounts of approximately $220.2 million and $14.2 million with respect to the MVP project and MVP Southgate project, respectively. In connection with delivering such letters of credit as replacement performance assurances, EQM's performance guarantees associated with the MVP and MVP Southgate projects were terminated. During the fourth quarter of 2020, based on the midpoint of the targeted project cost, EQM delivered a replacement letter of credit with respect to the MVP project in the amount of approximately $231.2 million. As of December 31, 2020, the letters of credit with respect to the MVP project and MVP Southgate project were in the amounts of approximately $231.2 million and $14.2 million, respectively. Upon the FERC’s initial release to begin construction of the MVP Southgate project, the Company’s current letter of credit to support MVP Southgate will be terminated, and the Company will be obligated to deliver a new letter of credit (or provide another allowable form of performance assurance) in an amount equal to 33% of MVP Holdco’s proportionate share of the remaining capital obligations for the MVP Southgate project under the applicable construction budget.
As of December 31, 2020, the Company's maximum financial statement exposure related to the MVP Joint Venture was approximately $3,031 million, which consisted of the investment in unconsolidated entity balance on the consolidated balance sheet as of December 31, 2020, net of capital contributions payable, and the letters of credit outstanding under the Amended EQM Credit Facility.
The following tables summarize the audited condensed consolidated financial statements of the MVP Joint Venture in relation to the MVP project.
Condensed Consolidated Balance Sheets

	December 31,
	2020	2019
	(Thousands)
Current assets	$146,054	$102,638
Non-current assets	5,848,298	4,951,521
Total assets	$5,994,352	$5,054,159

Current liabilities	$217,086	$223,645
Equity	5,777,266	4,830,514
Total liabilities and equity	$5,994,352	$5,054,159
Condensed Statements of Consolidated Operations

	Years Ended December 31,
	2020	2019	2018
	(Thousands)
Environmental remediation reserve	$(360)	$(2,416)	$—
Other income	288	6,243	5,762
AFUDC – equity	352,323	245,890	90,791
Net interest income	150,995	105,382	38,911
Net income	$503,246	$355,099	$135,464
The Company's ownership interest in the MVP Joint Venture related to the MVP project is significant as defined by the SEC’s Regulation S-X Rule 1-02(w). Accordingly, as required by Regulation S-X Rule 3-09, the Company has included audited financial statements of the MVP Joint Venture, with respect to the MVP project, as of December 31, 2020 and 2019 and for each of the three years in the period ended December 31, 2020 as Exhibit 99.1 to this Annual Report on Form 10-K.
10.    Share-based Compensation Plans
The Company maintains employee share-based compensation plans for restricted stock, restricted stock units, performance awards, stock options and other equity or cash-based awards as governed by the Equitrans Midstream Corporation 2018 Long-Term Incentive Plan, as amended (the 2018 Plan), which was effective as of November 12, 2018. The 2018 Plan's term is through the 2028 shareholders' meeting and the maximum number of shares of common stock that may be issued and as to which awards may be granted under the 2018 Plan is 38,592,386 shares (3,592,386 of which represent the unused share reserve under the Amended and Restated EQGP Services, LLC 2012 Long-Term Incentive Plan, which were assumed by the Company in connection with the EQM Merger).
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
The share-based compensation awards that were adjusted and assumed by the Company in connection with the Separation consist primarily of the following programs: Incentive Performance Share Unit Programs, Value Driver Performance Share Unit Award Programs, restricted stock awards, restricted stock unit awards, deferred share equivalents and non-qualified stock option awards.
Non-employee members of the Company's Board receive and, prior to the EQM Merger, non-employee members of the Board of Directors of the EQM General Partner received, phantom units in connection with their board service payable in the applicable entity's common equity upon the director's termination of services from the applicable board of directors.
The Company recognizes share-based compensation expense related to unvested awards held by its employees, no matter which entity settles the obligation. In accordance with the Employee Matters Agreement, the Company is obligated to settle all outstanding share-based compensation awards denominated in the Company's equity at the vesting date, regardless of whether the holders are employees of the Company or EQT on the vesting date. Likewise, EQT is obligated to settle all of its outstanding share-based compensation awards denominated in its equity at the vesting date, regardless of whether the holders are employees of the Company or EQT on the vesting date. Changes in performance and the number of outstanding awards can impact the ultimate amount of these obligations. Share-based awards to be settled in Equitrans Midstream common stock upon settlement will be funded by shares acquired by the Company in the open market or from any other person, stock issued directly by the Company or any combination of the foregoing. Share counts for share-based compensation discussed herein represent outstanding shares to be remitted by the Company to its employees and employees of EQT (or, as applicable, former employees of the Company or EQT) pursuant to the Employee Matters Agreement.

The following table summarizes the components of share-based compensation expense for the years ended December 31, 2020, 2019 and 2018.

	Years Ended December 31,
	2020	2019	2018
	(Thousands)
2016 Incentive PSU Program	$—	$—	$956
2017 Incentive PSU Program	—	(893)	1,642
2018 Incentive PSU Program	698	(360)	906
2019 Equitrans Midstream PSU Program	4,935	—	—
2020 Equitrans Midstream PSU Program	2,317	—	—
2017 EQT Value Driver Performance Share Unit Award Program	—	—	255
2018 EQT Value Driver Performance Share Unit Award Program	—	637	2,890
Restricted stock awards	7,422	5,197	1,048
Other programs, including non-employee director awards	1,577	1,833	2,879
Total share-based compensation expense	$16,949	$6,414	$10,576
The Company capitalizes compensation cost for its share-based compensation awards based on an employee's job function. Capitalized compensation costs for the years ended December 31, 2020, 2019 and 2018 were $1.9 million, ($0.5) million and $4.3 million, respectively.
Incentive Performance Share Unit Programs – Equity & Liability
Portions of the following Incentive Performance Share Unit Programs were assumed by the Company at the Separation Date:
•the 2016 EQT Incentive Performance Share Unit Program (2016 Incentive PSU Program);
•the 2017 EQT Incentive Performance Share Unit Program (2017 Incentive PSU Program); and
•the 2018 EQT Incentive Performance Share Unit Program (2018 Incentive PSU Program).
The Management Development and Compensation Committee of the Company's Board (the Compensation Committee) adopted the Equitrans Midstream Corporation 2019 Performance Share Unit Program (the 2019 Equitrans Midstream PSU Program) and the Equitrans Midstream Corporation 2020 Performance Share Unit Program (the 2020 Equitrans Midstream PSU Program).
The 2016 Incentive PSU Program, 2017 Incentive PSU Program, the 2018 Incentive PSU Program (collectively, the EQT Incentive PSU Programs), the 2019 Equitrans Midstream PSU Program and the 2020 Equitrans Midstream PSU Program (together with the 2019 Equitrans Midstream PSU Program, the Equitrans Midstream PSU Programs), are referred to herein as the Incentive PSU Programs. With the exception of the 2016 Incentive PSU Program, which vested in equity awards only, the Incentive PSU Programs will vest in both equity and liability awards.
The EQT Incentive PSU Programs were established by EQT to provide long-term incentive opportunities to key employees to further align their interests with those of EQT's shareholders and with the strategic objectives of EQT. The Company established the Equitrans Midstream PSU Programs to provide long-term incentive opportunities to key employees to further align their interests with those of the Company's shareholders and with the strategic objectives of the Company. The performance period for each of the awards under the Incentive PSU Programs, except for the 2020 Equitrans Midstream PSU Program, is 36 months, with vesting occurring upon payment following the expiration of the performance period, subject to continued service through such vesting date. The awards under the 2020 Equitrans Midstream PSU Program may be earned over four separate performance periods as follows: (i) 20% for each of the three calendar years that occur following the vesting commencement date (i.e., the 2020, 2021 and 2022 calendar years) and (ii) 40% for the cumulative three-year period following the vesting commencement date (i.e., January 1, 2020 through December 31, 2022), with vesting occurring upon payment following the expiration of the cumulative three-year performance period, subject to continued service through such vesting date.
The EQT Incentive PSU Program awards granted in 2016 and 2017 were earned based on the following:
•the level of EQT total shareholder return relative to a predefined peer group; and

•the cumulative EQT total sales volume growth, in each case, over the performance period.
Effective as of the Separation and pursuant to the Employee Matters Agreement, the 2018 Incentive PSU Program awards were modified such that one-third (2018T1) of the award will be earned based on the following:
•the level of EQT total shareholder return relative to a predefined peer group;
•the level of EQT operating and development cost improvement; and
•EQT return on capital employed.
Of the remaining two-thirds (2018T2) of the 2018 Incentive PSU Program awards, the EQT component of the award will be earned based on the following:
•the level of EQT total shareholder return relative to a predefined peer group;
•the level of EQT operating and development cost improvements; and
•EQT return on capital employed.
The Company component of the remaining two-thirds of the award will be earned based on the following:
•the level of Equitrans Midstream total shareholder return relative to a predefined peer group; and
•the cumulative Equitrans Midstream total shareholder return.
The 2019 Equitrans Midstream PSU Program awards granted in 2019 will be earned based on the following:
•the level of Equitrans Midstream total shareholder return relative to a predefined peer group; and
•the cumulative Equitrans Midstream total shareholder return.
The 2020 Equitrans Midstream PSU Program awards granted in 2020 will be earned based on the following:
•the level of Equitrans Midstream total shareholder return relative to a predefined peer group, but not to exceed 100% if the Company's total shareholder return is less than zero percent.
The payout factor for (i) the EQT Incentive PSU Programs varied between zero and 300% of the number of outstanding units and (ii) the Equitrans Midstream PSU Programs varies between zero and 200% of the number of outstanding units, each contingent on the applicable performance metrics. The Company recorded the 2016 Incentive PSU Program and portions of the 2017 Incentive PSU Program, the 2018 Incentive PSU Program, the 2019 Equitrans Midstream PSU Program and the 2020 Equitrans Midstream PSU Program to be settled in stock as equity awards using a grant date fair value determined through a Monte Carlo simulation, which projects the common stock price for EQT or the Company, as applicable, and their peers at the ending point of the applicable performance period. The 2017 Incentive PSU Program, the 2018 Incentive PSU Program, the 2019 Equitrans Midstream PSU Program and the 2020 Equitrans Midstream PSU Program also included awards to be settled in cash and, therefore, were recorded at fair value as of the measurement date determined through a Monte Carlo simulation, which projects the common stock price for EQT or the Company, as applicable, and their peers at the ending point of the applicable performance period. The expected share prices were generated using each company's annual volatility for the expected term and the commensurate three-year or two-year risk-free rates (each shown in the chart below) for equity awards and liability awards, respectively. The vesting of the units under each Incentive PSU Program occurs upon payment following the expiration of the applicable performance period, subject to continued service through such date, and the satisfaction of the underlying performance or market condition.

The following table provides detailed information on each award:

Incentive PSU Program	Settled In	Accounting Treatment	Fair Value (a)	Risk Free Rate	Vested/ Payment Date	Awards Paid	Value (Millions)	Unvested/ Expected Payment Date	Awards Outstanding as of December 31, 2020 (b)
2016	Stock	Equity	$109.30	1.31%	February 2019	569,290	$62.2	N/A	N/A
2017	Stock	Equity	$120.60	1.47%	February 2020	66,822	8.1	N/A	N/A
2017	Cash	Liability	$13.36	N/A	February 2020	146,387	2.0	N/A	N/A
2018	Stock	Equity	$76.53	1.97%	N/A	N/A	N/A	First Quarter of 2021	85,872
2018T1	Cash	Liability	$8.04	N/A	N/A	N/A	N/A	First Quarter of 2021	29,049
2018T2	Cash	Liability	$8.04	N/A	N/A	N/A	N/A	First Quarter of 2021	58,097
2019	Stock	Equity	$15.03	2.54%	N/A	N/A	N/A	First Quarter of 2022	483,555
2019	Cash	Liability	$4.03	0.09%	N/A	N/A	N/A	First Quarter of 2022	211,297
2020	Stock	Equity	$5.59	0.39%	N/A	N/A	N/A	First Quarter of 2023	731,115
2020	Cash	Liability	$9.44	0.13%	N/A	N/A	N/A	First Quarter of 2023	414,153
(a)Grant date fair value was determined using a Monte Carlo simulation for equity awards. For unvested liability awards, the fair value was determined using a Monte Carlo simulation as of the measurement date for unvested liability awards. For vested liability awards, the fair value is equal to the Company’s stock price at the end of the performance period.
(b)Represents the number of outstanding units as of December 31, 2020, adjusted for forfeitures, to be settled in stock or cash.
Fair value is estimated using a Monte Carlo simulation valuation method with the following weighted average assumptions:

	For Incentive PSU Programs Issued During the Years Ended December 31,
	2020		2019		2018
Accounting Treatment	Liability (a)	Equity	Liability (a)	Equity	Equity
Risk-free rate	0.13%	0.39%	0.09%	2.54%	1.97%
Dividend yield (b)	N/A	N/A	N/A	N/A	N/A
Volatility factor	63.0%	53.0%	63.0%	30.0%	32.6%
Expected term	2 years	3 years	1 year	3 years	3 years
(a)Information shown for the valuation of the liability plan is as of the measurement date.
(b)With respect to the EQT Incentive PSU Programs, dividends paid from the beginning of the performance period will be cumulatively added as additional shares of common stock.
Restricted Stock Awards – Equity
The Company granted 491,640 and 344,796 restricted stock equity awards during the years ended December 31, 2020 and 2019, respectively, to key employees of the Company. In connection with the Separation from EQT, the Company assumed 157,000 restricted stock equity awards as of December 31, 2018 for employees of Equitrans Midstream and EQT. Adjusting for vesting and forfeitures, there were 841,068 awards outstanding as of December 31, 2020. The restricted stock granted will be fully vested at the end of the three-year period commencing with the vesting commencement date, assuming continued service through such date.
As of December 31, 2020, $6.9 million of unrecognized compensation cost related to non-vested restricted stock equity awards was expected to be recognized over a remaining weighted average vesting term of approximately 1.56 years.

A summary of restricted stock equity award activity as of December 31, 2020 and changes during the year then ended is presented below.

	Non-vested Shares (a)	Weighted Average Fair Value	Aggregate Fair Value
Outstanding at January 1, 2020	397,117	$24.63	$9,779,218
Granted	491,640	13.36	6,568,310
Vested	(28,375)	57.73	(1,638,044)
Forfeited	(19,314)	17.77	(343,138)
Outstanding at December 31, 2020	841,068	$17.08	$14,366,346
(a)Non-vested shares outstanding at December 31, 2020 will be settled by the Company once vested, assuming continued service through such date.
Restricted Stock Unit Awards – Liability
The Company granted 455,619 and 271,233 restricted stock liability awards during the years ended December 31, 2020 and 2019, respectively, to key employees of the Company. In connection with the Separation from EQT, the Company assumed 513,413 restricted stock unit liability awards as of December 31, 2018 for employees of Equitrans Midstream and EQT that will be paid in cash. Adjusting for vesting and forfeitures, there were 877,596 awards outstanding as of December 31, 2020. The restricted stock units granted will be fully vested at the end of the three-year period commencing with the vesting commencement date, assuming continued service through such date. The total liability recorded for these restricted units was $4.5 million and $4.2 million as of December 31, 2020 and 2019, respectively.
Value Driver Performance Share Unit Award Programs
The 2017 EQT Value Driver Performance Share Unit Award Program (the 2017 EQT VDA) and the 2018 EQT Value Driver Performance Share Unit Award Program (the 2018 EQT VDA, and together with the 2017 EQT VDA, the EQT VDAs) were established by EQT to align the interests of key employees with those of EQT's shareholders and with the strategic objectives of EQT. Under the EQT VDAs, 50% of the awards confirmed vested upon payment following the first anniversary of the grant date, and the remaining 50% of the awards confirmed vested upon payment following the second anniversary of the grant date subject to continued service through such dates. Due to the graded vesting of each award under the EQT VDAs, the Company recognized compensation cost over the requisite service period for each separately vested tranche of the award as though each award was, in substance, multiple awards. The payments were contingent upon EQT's adjusted earnings before interest, income taxes, depreciation and amortization performance as compared to EQT's annual business plan and individual, business unit and Company value driver performance over the respective one-year periods.
The following table provides detailed information on each award:

EQT VDPSU Program	Settled In	Accounting Treatment	Fair Value per Unit (a)	Vested/ Payment Date	Cash Paid (Millions)	Unvested/ Expected Payment Date	Awards Outstanding as of December 31, 2020
2017	Cash	Liability	$20.02	February 2019	$3.3	N/A	N/A
2018	Cash	Liability	$20.02	February 2019	$4.1	N/A	N/A
2018	Cash	Liability	$13.36	February 2020	$2.3	N/A	N/A
(a)The fair value per unit is based on the Company's common stock price on the measurement date.

Non-Qualified Stock Options
In connection with the Separation, the Company assumed stock options related to EQT share-based compensation awards. The fair value of the Company's stock option grants was estimated at the dates of grant using a Black-Scholes option-pricing model. Risk-free rates for periods within the contractual life of the option are based on the U.S. Treasury yield curve in effect at the date of grant. Dividend yields are based on the dividend yield of EQT's common stock at the time of grant. Expected volatilities are based on historical volatility of EQT's common stock. Expected term represents the period that options granted are expected to be outstanding based on historical option exercise experience. Stock options outstanding and exercisable as of December 31, 2020 were 464,876. The weighted average exercise price of stock options outstanding and exercisable as of December 31, 2020 was $38.55. There was no stock option activity during 2020. As of December 31, 2020, there were no unrecognized compensation costs related to outstanding non-vested stock options.
Phantom Units
The Company grants, and prior to the EQM Merger the EQM General Partner granted, phantom unit awards to certain non-employee directors that serve or at the time of grant served on their respective boards. Director phantom units expected to be satisfied in Company common stock vest on the date of grant and are recorded based on the grant date fair value, which is determined based upon the closing price of the Company’s common stock on the day before the grant date. The value of director phantom units is paid in the applicable security upon the director's termination of service on the applicable board. Prior to the completion of the EQGP Buyout, EQGP's general partner granted phantom unit awards to certain non-employee directors of EQGP's general partner. Prior to the EQM-RMP Mergers, RMP's general partner granted phantom unit awards to certain non-employee directors of RMP's general partner. A total of 318,605 Equitrans Midstream non-employee director share-based awards including accrued dividends were outstanding as of December 31, 2020.
A summary of phantom units activity for the years ended December 31, 2020, 2019 and 2018 is presented below.

	Years Ended December 31,
	2020			2019			2018
	Grants	Weighted Average Fair Value	Compensation Expense (Millions)	Grants	Weighted Average Fair Value	Compensation Expense (Millions)	Grants	Weighted Average Fair Value	Compensation Expense (Millions)
Equitrans Midstream phantom units	92,760	$11.51	$1.1	45,000	$20.02	$0.9	41,880	$21.51	$0.9
EQGP phantom units (a)	—	$—	$—	8,500	$20.00	$0.2	10,560	$26.28	$0.3
EQM phantom units(b)	9,540	$29.91	$0.3	5,910	$43.25	$0.3	5,100	$68.66	$0.4
RMP phantom units (c)	—	$—	$—	—	$—	$—	—	$—	$0.9
(a)In connection with the completion of the EQGP Buyout, the non-employee directors of EQGP's general partner were paid the Purchase Price for each EQGP phantom unit that they held. See Note 2.
(b)In connection with the closing of the EQM Merger, the non-employee directors of the EQM General Partner received the Merger Consideration for each EQM phantom unit that they held. See Note 2.
(c)On July 23, 2018, in connection with the EQM-RMP Mergers, the 36,220 outstanding RMP phantom units fully vested and converted into 12,024 EQM common units based on the exchange ratio of 0.3319, less applicable tax withholding. See Note 2.
2021 Awards
Effective in 2021, the Compensation Committee adopted the Equitrans Midstream Corporation 2021 Performance Share Unit Program (2021 PSU Program) under the 2018 Plan. The 2021 PSU Program was established to align the interests of key employees with the interests of shareholders and the strategic objectives of the Company.
In February 2021, 2,413,690 units were granted under the 2021 PSU Program. The vesting of the units under the 2021 PSU Program will occur upon payment after the expiration of the Performance Period, which is January 1, 2021 to December 31, 2023, assuming continued employment with the Company. The payout will vary between zero and 200% of the number of outstanding units contingent upon the level of total shareholder return relative to a predefined peer group during the

Performance Period. If earned at the target payout level of 100%, 1,540,230 of the 2021 PSU Program units are expected to be distributed in Company common stock and 873,460 of the 2021 PSU Program units are expected to be paid in cash.
In February 2021, 660,250 restricted stock equity and 374,830 restricted stock unit liability awards were granted. The restricted stock equity awards and restricted stock unit liability awards will be fully vested at the end of the three-year period commencing on January 1, 2021, assuming continued employment with the Company.
Employee Savings Plan
Prior to the Separation, the Company contributed to a defined contribution plan sponsored by EQT. The contribution amount was equal to a percentage of allocated base salary. During the period from January 1, 2018 through November 12, 2018, the Company was charged its contribution percentage through the EQT payroll and benefit costs. For the years ended December 31, 2020 and 2019, and for the period from the Separation Date through December 31, 2018, the Company recognized expense related to its defined contribution plan of $8.1 million, $7.8 million and $0.6 million, respectively.
11.    Debt
The following table presents the Company's and its consolidated subsidiaries' outstanding debt as of December 31, 2020 and 2019.

	December 31, 2020			December 31, 2019
	Principal	Carrying Value(a)	Fair Value(b)	Principal	Carrying Value(a)	Fair Value(b)
	(Thousands)
Amended EQM Credit Facility	$485,000	$485,000	$485,000	$610,000	$610,000	$610,000
Eureka Credit Facility	302,500	302,500	302,500	292,500	292,500	292,500
Total credit facility borrowings	$787,500	$787,500	$787,500	$902,500	$902,500	$902,500

ETRN Term Loan Credit Agreement	$—	$—	$—	$600,000	$568,484	$594,743
Amended 2019 EQM Term Loan Agreement(c)	1,400,000	1,397,768	1,400,000	1,400,000	1,397,491	1,400,000
EQM 4.00% Senior Notes due 2024	500,000	497,245	515,455	500,000	496,476	486,905
EQM 4.125% Senior Notes due 2026	500,000	494,966	512,285	500,000	494,115	471,770
EQM 4.75% Senior Notes due 2023(d)	1,100,000	1,094,235	1,162,590	1,100,000	1,091,988	1,104,961
EQM 5.50% Senior Notes due 2028	850,000	841,538	933,980	850,000	840,420	839,035
EQM 6.50% Senior Notes due 2048	550,000	539,393	582,995	550,000	539,009	518,678
EQM 6.00% Senior Notes due 2025	700,000	690,565	767,375	—	—	—
EQM 6.50% Senior Notes due 2027	900,000	887,602	1,020,060	—	—	—
Total debt	6,500,000	6,443,312	6,894,740	5,500,000	5,427,983	5,416,092
Less current portion of debt	—	—	—	6,000	6,000	6,000
Total long-term debt(e)	$6,500,000	$6,443,312	$6,894,740	$5,494,000	$5,421,983	$5,410,092
(a)Carrying values of the senior notes and term loans represent principal amount less unamortized debt issuance costs and debt discounts.
(b)See Note 12 for a discussion of fair value measurements.
(c)See Note 18 for discussion of the prepayment and termination of the Amended 2019 EQM Term Loan Agreement.
(d)On January 20, 2021, the Company accepted for purchase $500 million in aggregate principal amount of EQM's outstanding 4.75% Senior Notes due 2023 pursuant to cash tender offers with respect to certain of EQM's senior notes. See Note 18 for further information.
(e)On January 8, 2021, EQM completed a private offering of $800 million aggregate principal amount of new 4.50% senior notes due 2029 and $1,100 million aggregate principal amount of new 4.75% senior notes due 2031. See Note 18 for discussion of the 2021 senior notes issuance.
As of December 31, 2020, the combined aggregate amounts of maturities for long-term debt were as follows: zero in 2021, $1.4 billion in 2022, $1.1 billion in 2023, $0.5 billion in 2024, $0.7 billion in 2025 and $2.8 billion in 2026 and thereafter. See Note 18 for discussion of the prepayment and termination of the Amended 2019 EQM Term Loan Agreement.

Equitrans Midstream Term Loan Facility. In December 2018, Equitrans Midstream entered into a term loan credit agreement (as amended in May 2019, the ETRN Term Loan Credit Agreement) that provided for a senior secured term loan facility in an aggregate principal amount of $600 million (the ETRN Term Loans). The Company received net proceeds from the ETRN Term Loans of $568.1 million, inclusive of a discount of $18.0 million and estimated debt issuance costs of $13.9 million. The net proceeds were primarily used to fund the EQGP Buyout, including certain fees, costs and expenses in connection therewith, and the remainder was used for general corporate purposes. On March 3, 2020, EQM drew $650.0 million under the Amended EQM Credit Facility and transferred such funds to the Company, pursuant to a senior unsecured term loan agreement with the Company. The Company utilized a portion of such funds to pay off all of the amounts outstanding under the ETRN Term Loans and the ETRN Term Loan Credit Agreement was terminated. As a result, the Company wrote off $24.4 million of unamortized discount and financing costs related to the ETRN Term Loan Credit Agreement. The write off charge is included in the loss on early extinguishment of debt line on the statements of consolidated comprehensive income. On September 29, 2020, the Company made a prepayment to EQM of all principal, interest, fees and other obligations outstanding under the senior unsecured term loan agreement and terminated the agreement. As of December 31, 2019, the current portion of the ETRN Term Loans was $6.0 million and was recorded in the current portion of long-term debt on the consolidated balance sheet. The Company had $594.0 million of borrowings outstanding and no letters of credit outstanding under the ETRN Term Loan Credit Agreement as of December 31, 2019. During the period from January 1, 2020 to March 3, 2020, the weighted average annual interest rate was approximately 6.2%. For the year ended December 31, 2019, the weighted average annual interest rate was approximately 6.8%.
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
The Company had no borrowings and no letters of credit outstanding under the Equitrans Midstream Credit Facility as of December 31, 2019 and during the period from January 1, 2020 to March 3, 2020. During the year ended December 31, 2019, the maximum outstanding borrowings under the Equitrans Midstream Credit Facility was $44 million, the average daily balance was approximately $3.2 million and the weighted average annual interest rate was 4.2%. Commitment fees paid to maintain credit availability under the Equitrans Midstream Credit Facility were approximately $0.1 million for the period from January 1, 2020 to March 3, 2020, and $0.5 million for the year ended December 31, 2019.
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
Amended EQM Revolving Credit Facility and Amended 2019 EQM Term Loan Agreement. On October 31, 2018, EQM amended and restated its unsecured revolving credit facility to increase the borrowing capacity from $1 billion to $3 billion and extend the term to October 2023 (the EQM Credit Facility). In August 2019, EQM entered into a term loan agreement (the 2019 EQM Term Loan Agreement) that provided for unsecured term loans (the EQM Term Loans) in an aggregate principal amount of $1.4 billion. Prior to its termination in January 2021 (see Note 18), the EQM Term Loans would have matured in August 2022.
Additionally, on March 30, 2020, EQM entered into (i) an amendment to the EQM Credit Facility (as amended, the Amended EQM Credit Facility) and (ii) an amendment to the 2019 EQM Term Loan Agreement (as amended, the Amended 2019 EQM Term Loan Agreement) which, among other things, amended certain defined terms and negative covenants in the EQM Credit Facility and the 2019 EQM Term Loan Agreement.
The Amended EQM Credit Facility is available for general partnership purposes, including to purchase assets, to make investments, to fund working capital requirements and capital expenditures and to pay distributions. Subject to satisfaction of certain conditions, the Amended EQM Credit Facility has an accordion feature that allows EQM to increase the available borrowings under the facility by up to an additional $750 million. The Amended EQM Credit Facility has a sublimit of up to $250 million for same-day swing line advances and a sublimit of up to $400 million for letters of credit. In addition, EQM has the ability to request that one or more lenders make available term loans under the Amended EQM Credit Facility, subject to the satisfaction of certain conditions. The Company’s obligations in respect of the revolving borrowings made under the Amended EQM Credit Facility are unsecured. As of December 31, 2020, no term loans were outstanding under the Amended EQM Credit Facility. Such term loans would be secured by cash, qualifying investment grade securities or a combination thereof.
EQM’s debt issuer credit ratings determine the level of fees associated with the Amended EQM Credit Facility and the interest rate applicable to amounts borrowed thereunder. EQM's debt issuer credit ratings and level of fees and interest rates are inversely related. Under the terms of the Amended EQM Credit Facility, EQM can obtain committed loans as Base Rate Loans (as defined in the Amended EQM Credit Facility) or Eurodollar Rate Loans (as defined in the Amended EQM Credit Facility). Base Rate Loans are denominated in dollars and bear interest at a base rate plus a margin of 0.125% to 1.750% determined on the basis of a combination of EQM’s then-current debt issuer credit ratings by Moody’s Investor Service (Moody's), S&P Global Ratings (S&P) and Fitch Investor Services (Fitch). Eurodollar Rate Loans bear interest at a Eurodollar Rate (as defined in the Amended EQM Credit Facility) plus a margin of 1.125% to 2.750% determined on the basis of a combination of EQM’s then-current debt issuer credit ratings with Moody’s, S&P and Fitch. EQM may voluntarily prepay its borrowings under the Amended EQM Credit Facility, in whole or in part, without premium or penalty, but subject to reimbursement of funding losses with respect to certain prepayments of Eurodollar Rate Loans. Revolving amounts prepaid under the Amended EQM Credit Facility may be re-borrowed.
As of December 31, 2020, EQM had approximately $485 million of borrowings and $246 million of letters of credit outstanding under the Amended EQM Credit Facility. As of December 31, 2019, EQM had approximately $610 million of borrowings and $1 million of letters of credit outstanding under the Amended EQM Credit Facility. During the years ended December 31, 2020, 2019 and 2018, the maximum outstanding borrowings were $2,040 million, $1,690 million and $674 million, respectively; the average daily balances were approximately $852 million, $846 million and $230 million, respectively; and the weighted average annual interest rates were 2.9%, 3.6% and 3.6%, respectively. For the years ended December 31, 2020, 2019 and 2018, commitment fees of $7.2 million, $4.6 million and $2.8 million, respectively, were paid to maintain credit availability under the Amended EQM Credit Facility.
EQM received net proceeds from the issuance of the EQM Term Loans of $1,397.4 million, inclusive of debt issuance costs of $2.6 million. The net proceeds were primarily used to repay borrowings under the Amended EQM Credit Facility and the remainder was used for general partnership purposes. The Amended 2019 EQM Term Loan Agreement provided EQM with the right to request incremental term loans in an aggregate amount of up to $300 million, subject to, among other things, obtaining additional commitments from existing lenders or commitments from new lenders. As of December 31, 2020 and 2019, EQM had $1.4 billion of borrowings outstanding under the Amended 2019 EQM Term Loan Agreement for both periods. During the year ended December 31, 2020 and for the applicable portions of the year ended December 31, 2019, the weighted average annual interest rates were approximately 2.7% and 3.3%, respectively.
EQM’s debt issuer credit ratings determined the level of fees associated with the Amended 2019 EQM Term Loan Agreement and the interest rate applicable to amounts borrowed thereunder. EQM's debt issuer credit ratings and level of fees and interest rates were inversely related. Under the terms of the Amended 2019 EQM Term Loan Agreement, EQM was able to obtain Base Rate Loans (as defined in the Amended 2019 EQM Term Loan Agreement) or Eurodollar Rate Loans (as defined in the Amended 2019 EQM Term Loan Agreement). Base Rate Loans were denominated in dollars and bore interest at a base rate plus a margin of 0.000% to 1.625% determined on the basis of a combination of EQM’s then-current debt issuer credit ratings with Moody’s, S&P and Fitch. Eurodollar Rate Loans bore interest at a Eurodollar Rate (as defined in the Amended 2019 EQM Term Loan Agreement) plus a margin of 1.000% to 2.625% determined on the basis of a combination of EQM’s then-current debt issuer credit ratings with Moody’s, S&P and Fitch. EQM was able to voluntarily prepay its borrowings under the Amended 2019 EQM Term Loan Agreement, in whole or in part, without premium or penalty, but subject to reimbursement of funding losses with respect to certain prepayments of Eurodollar Rate Loans. Amounts prepaid under the Amended 2019 EQM Term Loan Agreement were not able to be reborrowed.
The Amended EQM Credit Facility contains, and the Amended 2019 EQM Term Loan Agreement contained, certain negative covenants, that, among other things, limit the ability of EQM and certain of its subsidiaries to incur or permit liens on assets, establish a maximum consolidated leverage ratio that varies over the course of the term ranging from not more than 5.75 to 1.00 to not more than 5.00 to 1.00 tested as of the end of each fiscal quarter (which in limited circumstances is increased for certain measurement periods following the consummation of certain acquisitions), limit transactions with affiliates, mergers and other fundamental changes, asset dispositions, the incurrence of new debt and entry into burdensome agreements, in each case and as applicable, subject to certain specified exceptions. EQM's consolidated leverage ratio is derived from a number of components, including the amount of projected Consolidated EBITDA (as defined in each facility) from certain approved projects, including the MVP project, that is available to be included in the consolidated leverage ratio calculation under this facility. The Amended EQM Credit Facility contains, and the Amended 2019 EQM Term Loan Agreement contained, certain specified events of default, including, among others, failure to make certain payments (subject to specified grace periods in some cases), failure to observe covenants (subject to specified grace periods in some cases), cross-defaults to certain other material debt, certain specified insolvency or bankruptcy events and the occurrence of a change of control event, in each case, the occurrence of which would allow the lenders to accelerate EQM’s payment obligations under the Amended EQM Credit Facility, and would have allowed the lenders to accelerate EQM's payment obligations under the Amended 2019 EQM Term Loan Agreement, as applicable.
See Note 18 for discussion of the prepayment and termination of the Amended 2019 EQM Term Loan Agreement.
Eureka Credit Facility. Eureka Midstream, LLC (Eureka), a wholly owned subsidiary of Eureka Midstream, has a $400 million senior secured revolving credit facility that is available for general business purposes, including financing maintenance and expansion capital expenditures related to the Eureka system and providing working capital for Eureka’s operations (as amended, the Eureka Credit Facility). The Eureka Credit Facility matures on August 25, 2021. Subject to satisfaction of certain conditions, the Eureka Credit Facility has an accordion feature that allows Eureka to increase the available borrowings under the facility to an amount no greater than $500 million of total commitments.
Under the terms of the Eureka Credit Facility, Eureka can obtain base rate loans or Eurodollar rate loans. Base rate loans are denominated in dollars and bear interest at an adjusted base rate, which is equal to the highest of (i) JPMorgan Chase Bank, N.A.'s prime rate, (ii) the one-month Adjusted Eurodollar Rate (as defined in the Eureka Credit Facility) plus 1.0% or (iii) the Federal Funds effective rate plus 0.5% per annum; plus the Applicable Margin (as defined in the Eureka Credit Facility). Eurodollar rate loans bear interest at the Adjusted Eurodollar Rate per annum, which rate is to be determined by the administrative agent pursuant to a prescribed calculation based on the ICE Benchmark Administration LIBOR Rate plus the Applicable Margin. The Applicable Margin ranges from 0.75% to 2.00% in the case of base rate loans and from 1.75% to 3.00% in the case of Eurodollar rate loans, in each case, depending on Eureka's consolidated leverage ratio.
The Eureka Credit Facility contains negative covenants that, among other things, limit restricted payments, the incurrence of debt, dispositions, mergers and fundamental changes, securities issuances and transactions with affiliates, in each case and as applicable, subject to certain specified exceptions. In addition, the Eureka Credit Facility contains certain specified events of default such as insolvency, nonpayment of scheduled principal or interest obligations, loss and failure to replace certain material contracts, change of control and cross-default related to the acceleration or default of certain other financial obligations. Under the Eureka Credit Facility, Eureka is required to maintain a consolidated leverage ratio of not more than 4.75 to 1.00 (or not more than 5.25 to 1.00 for certain measurement periods following the consummation of certain acquisitions). If Eureka has issued senior notes of $200 million or more in the aggregate as of the end of any fiscal quarter, then for such fiscal quarter and for each fiscal quarter thereafter, Eureka is required to maintain a consolidated leverage ratio of not more than 5.25 to 1.00 and will not permit the ratio of senior indebtedness to four-quarter Consolidated EBITDA (as defined in the Eureka Credit Facility) as of the end of any such quarter to exceed 3.50 to 1.00. Additionally, as of the end of any fiscal quarter, Eureka will not permit the ratio of Consolidated EBITDA for the four fiscal quarters then ending to consolidated interest charges to be less than 2.50 to 1.00. Notwithstanding anything to the contrary, the Eureka Credit Facility provides Eureka with an equity cure right if it fails to abide by such financial covenants.
For the year ended December 31, 2020 and for the period from April 10, 2019 through December 31, 2019, the maximum amount of outstanding borrowings under the Eureka Credit Facility at any time were approximately $323 million and $293 million, respectively, the average daily balances were approximately $301 million and $288 million, respectively, and Eureka incurred interest at weighted average annual interest rates of approximately 2.6% and 4.2%, respectively. For the year ended December 31, 2020 and for the period from April 10, 2019 through December 31, 2019, commitment fees of $0.6 million and $0.4 million were paid to maintain credit availability under the credit facility, respectively.
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
RMP $850 Million Facility. Prior to the completion of the EQM-RMP Mergers, RM Operating LLC (formerly known as Rice Midstream OpCo LLC), a wholly owned subsidiary of RMP, had an $850 million senior secured credit facility (the RMP $850 Million Facility). The RMP $850 Million Facility was available for general partnership purposes, including to purchase assets, and to fund working capital requirements and capital expenditures, pay distributions and repurchase units. The RMP $850

Million Facility was secured by mortgages and other security interests on substantially all of RMP's properties and was guaranteed by RMP and its restricted subsidiaries.
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
EQM $2.5 Billion Senior Notes. In June 2018, EQM issued 4.75% senior unsecured notes due July 2023 in the aggregate principal amount of $1.1 billion, 5.50% senior unsecured notes due July 2028 in the aggregate principal amount of $850 million and 6.50% senior unsecured notes due July 2048 in the aggregate principal amount of $550 million (collectively, the EQM $2.5 Billion Senior Notes). EQM received net proceeds from the offering of approximately $2,465.8 million, inclusive of a discount of approximately $11.8 million and debt issuance costs of approximately $22.4 million. The net proceeds were used to repay the outstanding balances under the 2018 EQM Term Loan Facility and the RMP $850 Million Facility, and the remainder was used for general partnership purposes.
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
2020 Senior Notes. During the second quarter of 2020, EQM issued $700 million aggregate principal amount of new 6.00% senior unsecured notes due July 1, 2025 and $900 million aggregate principal amount of new 6.50% senior unsecured notes due July 1, 2027 (collectively, the 2020 Senior Notes) and received net proceeds from the offering of approximately $1,576.1 million, inclusive of a discount of $20.0 million and debt issuance costs of $3.9 million. A portion of the net proceeds were used to repay a portion of the borrowings outstanding under the Amended EQM Credit Facility, and the remainder was used for general partnership purposes.
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
The EQM $2.5 Billion Senior Notes and 2020 Senior Notes are unsecured and rank equally with all of EQM’s existing and future senior obligations. The EQM $2.5 Billion Senior Notes and 2020 Senior Notes are senior in right of payment to any of EQM’s future obligations that are, by their terms, expressly subordinated in right of payment to the EQM $2.5 Billion Senior Notes and 2020 Senior Notes. The EQM $2.5 Billion Senior Notes and 2020 Senior Notes are effectively subordinated to EQM’s secured obligations, if any, to the extent of the value of the collateral securing such obligations, and structurally subordinated to all indebtedness and obligations, including trade payables, of EQM’s subsidiaries, other than any subsidiaries that may guarantee the EQM $2.5 Billion Senior Notes and 2020 Senior Notes in the future.
The 2020 Indenture contains certain events of default, including the following: (1) default in the payment of interest on such 2020 Senior Notes when due that continues for 30 days; (2) default in the payment of principal of or premium, if any, on any such 2020 Senior Notes when due, whether at its stated maturity, upon redemption or otherwise; (3) failure by EQM or any subsidiary guarantor, if any, to comply for 90 days with the other agreements with respect to such 2020 Senior Notes contained in the 2020 Indenture after written notice by the trustee or by the holders of at least 25% in principal amount of the outstanding 2020 Senior Notes of such series; (4) certain events of bankruptcy, insolvency or reorganization of EQM or any subsidiary guarantor, if any, that is one of EQM’s Significant Subsidiaries (as defined in the 2020 Indenture); and (5) if such 2020 Senior Notes are guaranteed by a subsidiary guarantor that is one of EQM’s Significant Subsidiaries, (a) the guarantee of that subsidiary guarantor ceases to be in full force and effect, except as otherwise provided in the 2020 Indenture; (b) the guarantee of that subsidiary guarantor is declared null and void in a judicial proceeding; or (c) that subsidiary guarantor denies or disaffirms its obligations under the 2020 Indenture or its guarantee.
If an event of default occurs and is continuing with respect to any of the 2020 Senior Notes, the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding 2020 Senior Notes of such series may declare the 2020 Senior Notes of such series to be due and payable. Upon such a declaration, such principal, premium, if any, and accrued and unpaid interest on such 2020 Senior Notes will be due and payable immediately. If an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs, all outstanding 2020 Senior Notes will become due and payable immediately without further action or notice on the part of the trustee or any holders of the 2020 Senior Notes.
See Note 18 for discussion of the 2021 senior note issuance, the prepayment and termination of the Amended 2019 EQM Term Loan Agreement and the Tender Offers.
As of December 31, 2020, EQM and Eureka were in compliance with all debt provisions and covenants.
12.    Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis. The Company records derivative instruments at fair value on a gross basis in its consolidated balance sheets. The Henry Hub cash bonus payment provision, as described in Note 6, is recorded at its estimated fair value using a Monte Carlo simulation model. Significant inputs used in the fair value measurement include NYMEX Henry Hub natural gas futures prices as of the date of valuation, risk-free interest rates based on U.S. Treasury rates, expected volatility of NYMEX Henry Hub natural gas futures prices and an estimated credit spread of EQT. The expected volatility of NYMEX Henry Hub natural gas futures prices used in the valuation methodology represents a significant unobservable input causing the Henry Hub cash bonus payment provision to be designated as a Level 3 fair value measurement. As of December 31, 2020, the fair value of the Henry Hub cash bonus payment provision was $68.0 million, which was recorded in other assets on the Company's consolidated balance sheets. During the year ended December 31, 2020, the Company recognized gains of $16.5 million representing the change in estimated fair value of the derivative instrument during the period. The gain is reflected in other income in the Company's statements of consolidated comprehensive income.
Other Financial Instruments. The carrying values of cash and cash equivalents, accounts receivable, amounts due to/from related parties and accounts payable approximate fair value due to the short maturity of the instruments; as such, their fair values are Level 1 fair value measurements. The carrying values of borrowings under the Amended EQM Credit Facility, the Eureka Credit Facility and the Amended 2019 EQM Term Loan Agreement (before its termination) approximate fair value as the interest rates are based on prevailing market rates; these are considered Level 1 fair value measurements. As EQM's borrowings under its senior notes are not actively traded, their fair values are estimated using an income approach model that applies a discount rate based on prevailing market rates for debt with similar remaining time-to-maturity and credit risk; as such, their fair values are Level 2 fair value measurements. See Note 11 for further information on the fair value of the Company’s outstanding debt. The fair value of the Preferred Interest is a Level 3 fair value measurement and is estimated using an income approach model that applies a market-based discount rate. As of December 31, 2020 and 2019, the estimated fair values of the Preferred Interest were approximately $127 million and $126 million, respectively, and the carrying values of the Preferred Interest were approximately $105 million and $110 million, respectively.
13.    Earnings (Loss) Per Share
The following tables set forth the computation of the basic and diluted earnings (loss) per share attributable to Equitrans Midstream common shareholders for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020		2019		2018
	Basic	Diluted	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Net income (loss)	$638,044	$638,044	$(64,959)	$(64,959)	$511,277	$511,277
Less: Net income attributable to noncontrolling interests (excluding EQM Series A Preferred Units)	167,553	167,553	64,803	64,803	292,879	292,879
Less: EQM Series A Preferred Units interest in net income	47,359	47,359	73,981	73,981	—	—
Less: Preferred dividends	58,760	58,760	—	—	—	—
Net income (loss) attributable to Equitrans Midstream common shareholders	$364,372	$364,372	$(203,743)	$(203,743)	$218,398	$218,398

Basic weighted average common shares outstanding	343,935	343,935	254,884	254,884	254,432	254,432
Dilutive securities (a)	—	40	—	—	—	601
Diluted weighted average common shares outstanding	343,935	343,975	254,884	254,884	254,432	255,033

Earnings (loss) per share of common stock attributable to Equitrans Midstream common shareholders	$1.06	$1.06	$(0.80)	$(0.80)	$0.86	$0.86

(a) For the year ended December 31, 2020, the Company excluded 16,512 (in thousands) of weighted average anti-dilutive securities related to the Equitrans Midstream Preferred Shares and stock-based compensation awards. For the year ended December 31, 2019, the Company excluded 5 (in thousands) of weighted average anti-dilutive securities related to stock-based compensation awards. See Note 10 for information on the Company's stock awards. Additionally, for the applicable periods, the Company excluded EQM’s anti-dilutive securities related to the EQM Series A Preferred Units.

Preferred dividends include a $27.3 million premium recognized on the redemption of the EQM Series A Preferred Units as part of the Restructuring Closing during the year ended December 31, 2020.
The Company grants Equitrans Midstream phantom units to certain non-employee directors that will be paid in Equitrans Midstream common stock upon the director's termination of service on the Board. As there are no remaining service, performance or market conditions related to these awards, 288, 208 and 162 (in thousands) Equitrans Midstream phantom units were included in the computation of basic and diluted weighted average common shares outstanding for the years ended December 31, 2020, 2019 and 2018, respectively. See Note 10 for information on Equitrans Midstream phantom units.
14.     Income Taxes
The following table summarizes income tax expense for the years ended December 31, 2020, 2019 and 2018.

	Years Ended December 31,
	2020	2019	2018
	(Thousands)
Current income tax expense:
Federal	$—	$—	$41,788
State	2,613	—	16,108
Total current income tax expense	2,613	—	57,896
Deferred income tax expense (benefit):
Federal	81,206	30,975	96,499
State	21,512	19,729	(71,253)
Total deferred income tax expense	102,718	50,704	25,246
Total income tax expense	$105,331	$50,704	$83,142
The following table summarizes differences between income tax expense and amounts computed at the applicable federal statutory rate on pre-tax income for the years ended December 31, 2020, 2019 and 2018.

	Years Ended December 31,
	2020	2019	2018
	(Thousands)
Income tax expense (benefit) at statutory rate	$156,109	$(2,993)	$124,828
Tax Cuts and Jobs Act	—	—	7,443
State income tax expense	19,058	15,587	21,827
Noncontrolling interests' share of earnings	(45,132)	(29,145)	(61,505)
Impairment of goodwill	—	78,177	16,535
Rice Midstream Holdings income not subject to tax	—	—	(26,538)
Regulatory asset	(369)	(369)	(368)
AFUDC - equity	(28,346)	(14,127)	(2,696)
Other	4,011	3,574	3,616
Income tax expense	$105,331	$50,704	$83,142
Effective tax rate	14.2%	(355.7)%	14.0%
For the year ended December 31, 2020, the effective tax rate was higher than the year ended December 31, 2019 primarily due to the impairment of goodwill (see Note 4) in 2019 and its impact on the loss before income before taxes and noncontrolling interest. The effective tax rate was lower for the year ended December 31, 2019 as a result of the portion of goodwill for which there was no tax basis, partially offset by the impact of noncontrolling interest and AFUDC – equity. The net impact of the impairment of goodwill, including its impact to income tax expense at the statutory rate, state income tax expense, noncontrolling interests' share of earnings and impairment of goodwill was a reduction to income tax expense of approximately $43.0 million. The impact of AFUDC – equity increased for the year ended December 31, 2020 compared to prior periods primarily as a result of increases in the Company's pro-rata share of the MVP Joint Venture's AFUDC on the construction of the MVP.
For the year ended December 31, 2019, the effective tax rate was lower than the year ended December 31, 2018 primarily due to the impairment of goodwill (see Note 4) in 2019 and its impact on the loss before income before taxes, state taxes and noncontrolling interest. The rate was also lower due to impact of AFUDC – equity, which increased for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily as a result of increases in the Company's pro-rata share of the MVP Joint Venture's AFUDC on the construction of the MVP in 2019 and the impact of the Tax Cuts and Jobs Act in 2018, partially offset by the impact of Rice Midstream Holdings income not subject to tax in 2018. Prior to October 22, 2018, Rice Midstream Holdings was a multi-member limited liability company; therefore, the earnings of Rice Midstream Holdings and its subsidiaries were not subject to federal income tax. In the fourth quarter of 2018, Rice Midstream Holdings was merged out of existence as part of internal restructurings.
For the years ended December 31, 2020, 2019 and 2018, the effective tax rates were reduced from the federal and statutory rates because the Company does not record income tax expense for the applicable periods on the portions of its income attributable to the noncontrolling member of Eureka Midstream, did not record income tax expense on the portion of its income attributable to noncontrolling limited partners of EQM, EQGP and RMP for the periods prior to the closing of the EQM Merger, the EQGP Buyout and the EQM-RMP Mergers, respectively, and did not record income tax expense on the portion of its income attributable to Gulfport Midstream's 25% interest in Strike Force Midstream for the period prior to EQM’s acquisition of the remaining outstanding limited liability company interests in Strike Force Midstream on May 1, 2018.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating losses (NOL) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. The CARES Act did not have a material impact on the Company's financial statements.
On December 22, 2017, the U.S. Congress enacted the Tax Cuts and Jobs Act, which made significant changes to U.S. federal income tax law, including lowering the federal corporate tax rate to 21% from 35% beginning January 1, 2018. During the year ended December 31, 2018, the Company completed its accounting for the effects of the Tax Cuts and Jobs Act, including accounting for the revaluation of net deferred tax assets and for state income tax effects, and recorded deferred income tax expense of $7.4 million. The Company also considered whether existing deferred tax assets will be recovered in future periods under this legislation and noted no significant effect to the realizability of the deferred tax assets.
The following table summarizes the components of net deferred tax (liabilities) assets.

	December 31,
	2020	2019
	(Thousands)
Total deferred income tax (liability) asset:
Net operating loss carryforwards	$54,925	$49,388
Investment in partnerships	(379,432)	42,232
Deferred revenue	(18,257)	—
Other	(3,132)	(1,023)
Total net deferred income tax (liability) asset	$(345,896)	$90,597
For the year ended December 31, 2020, the investment in partnerships deferred income tax liability changed $421.7 million compared to the corresponding deferred tax asset for year ended December 31, 2019 primarily due to the Company's change in ownership as a result of the EQM Merger, the Company’s share of tax depreciation on partnership assets in excess of book depreciation and amortization, and an increase in regulatory assets as a result of the Company's pro-rata share of the MVP’s AFUDC. The Company also recorded deferred taxes on the deferred revenue associated with the Rate Relief Shares (see Note 6).
As of December 31, 2020, the Company has federal NOL of $41.4 million and state NOL of $13.5 million related to various state jurisdictions. As of December 31, 2019, the Company had federal NOL of $39.0 million and state NOL of $10.4 million related to various state jurisdictions. The federal and states of Virginia and West Virginia NOL carryforwards have no expiration, but utilization is limited to 80% of taxable income in the year of utilization. The Company's Pennsylvania NOL carryforwards expire in 2038 and 2040 and utilization is limited to 40% of taxable income in the year of utilization. The

Company believes that it is more likely than not that the benefit from certain federal and state NOL carryforwards will be realized. No valuation allowances have been established because the Company believes that future sources of taxable income, reversing temporary differences and other tax planning strategies will be sufficient to realize these deferred tax assets. Any determination to change the valuation allowance would impact the Company's income tax expense in the period in which such a determination is made.
The Company has not identified any uncertain tax positions for the years ended December 31, 2020, 2019 or 2018.
The Company is not subject to federal or state income tax examination by tax authorities for years before 2017.
15.     Concentrations of Credit Risk
The Company is exposed to the credit risk of its customers, including EQT, its largest customer, other producers, natural gas marketers, distribution companies and other end users. For the years ended December 31, 2020, 2019 and 2018, EQT accounted for approximately 64%, 69% and 74%, respectively, of the Company's total revenues across all of the Company's operating segments. As of December 31, 2020, EQT had credit ratings of BB from S&P (with a stable outlook), Ba3 from Moody's (with a positive outlook) and BB from Fitch (with a positive outlook), each of which were considered non-investment grade. As of December 31, 2019, EQT's credit ratings with each of S&P, Moody's and Fitch were considered investment grade.
As of December 31, 2020 and 2019, EQT accounted for 68% and 69%, respectively, of the Company's accounts receivable balances, while various other natural gas marketers and producers accounted for the majority of the remaining accounts receivable balances. To manage the credit risk related to transactions with marketers, the Company engages with only those that meet specified criteria for credit and liquidity strength and actively monitors accounts with marketers. In connection with its assessment of marketer credit and liquidity strength, the Company may request a letter of credit, guarantee, performance bond or other credit enhancement. The Company did not experience significant defaults on accounts receivable during the years ended December 31, 2020, 2019 and 2018.
Gulfport Bankruptcy. On November 13, 2020, Gulfport commenced bankruptcy proceedings. On November 24, 2020, Gulfport moved to reject its gas gathering agreements with the Company and made certain related court filings, which motions the Company has opposed. The Company and Gulfport have entered into negotiations related to the contracts. For the year ended December 31, 2020, Gulfport accounted for approximately 9% of the Company’s operating revenues.
16.     Commitments and Contingencies
In the ordinary course of business, various legal and regulatory claims and proceedings are pending or threatened against the Company and its subsidiaries. While the amounts claimed may be substantial, the Company is unable to predict with certainty the ultimate outcome of such claims and proceedings. The Company accrues legal and other direct costs related to loss contingencies when incurred. The Company establishes reserves whenever it believes it to be appropriate for pending matters. Furthermore, after consultation with counsel and considering available insurance, the Company believes that the ultimate outcome of any matter currently pending against it or any of its consolidated subsidiaries will not materially affect its business, financial condition, results of operations, liquidity or ability to pay dividends to its shareholders.
The Company is subject to federal, state and local environmental laws and regulations. These laws and regulations, which are constantly changing, can require expenditures for remediation and, in certain instances, can result in assessment of fines. The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and to ensure compliance with regulatory requirements. The estimated costs associated with identified situations requiring remedial action are accrued; however, when recoverable through future regulated rates, certain of these costs are deferred as regulatory assets. Ongoing expenditures for compliance with environmental laws and regulations, including investments in facilities to meet environmental requirements, have not been material. Management believes that any such required expenditures will not be significantly different in either nature or amount in the future and does not know of any environmental liabilities that will have a material effect on the Company's business, financial condition, results of operations, liquidity or ability to pay dividends to the Company's shareholders. The Company has identified situations that require remedial action for which approximately $0.2 million and $0.6 million is included in regulatory and other long-term liabilities in the consolidated balance sheets as of December 31, 2020 and 2019, respectively.
Purchase obligations represent agreements to purchase goods or services that are enforceable, legally binding and specify all significant terms, including the approximate timing of the transaction. As of December 31, 2020, the Company had approximately $10.3 million of purchase obligations, which included commitments for capital expenditures, operating expenses and service contracts.
For information related to operating lease rental payments for office locations and compressors, see Note 7.

See Note 9 for discussion of the MVP Joint Venture guarantees and letters of credit. See Note 6 for a description of the EQT Global GGA.
17.    Interim Financial Information (Unaudited)
The following quarterly summary of operating results reflects variations due primarily to (i) the effects of the timing of the closings of and, as applicable, related transaction costs associated with the EQM Merger, the Preferred Restructuring, the Bolt-on Acquisition, the Private Placement, the EQM IDR Transaction, the EQGP Buyout, (ii) the impact of the EQT Global GGA, the Share Repurchases and related transactions, (iii) the impairments to long-lived assets that the Company recorded in the second quarter of 2019, the third quarter of 2019, the fourth quarter of 2019, and the first quarter of 2020, and (iii) the seasonal nature of the Company's transmission and storage business.

	Three Months Ended
	March 31 (a)	June 30	September 30	December 31
	(Thousands, except per share amounts)
2020
Operating revenues	$453,113	$340,590	$350,000	$367,122
Operating income	242,082	175,297	200,509	206,673
Net income	189,560	143,458	168,439	136,587
Net income attributable to Equitrans Midstream common shareholders	69,732	26,990	149,838	117,812

Earnings per share of common stock attributable to Equitrans Midstream common shareholders(b)
Basic and diluted	$0.28	$0.10	$0.35	$0.27

	Three Months Ended
	March 31	June 30 (a)	September 30 (a)	December 31 (a)
	(Thousands, except per share amounts)
2019
Operating revenues	$389,782	$406,167	$408,434	$425,859
Operating income (loss)	260,041	166,175	(38,453)	(311,763)
Net income (loss)	199,566	130,480	(61,489)	(333,516)
Net income (loss) attributable to Equitrans Midstream common shareholders	56,299	74,521	(65,825)	(268,738)

Earnings (loss) per share of common stock attributable to Equitrans Midstream common shareholders (b)
Basic and diluted	$0.22	$0.29	$(0.26)	$(1.05)
(a)See Note 4 for disclosure regarding impairments of long-lived assets.
(b)Earnings (loss) per share amounts are stand-alone calculations for each quarter and full year and may not be additive to full year amounts due to changes in outstanding shares and rounding.

18.     Subsequent Events
2021 Senior Notes. On January 8, 2021, EQM completed a private offering of $800 million aggregate principal amount of new 4.50% senior notes due 2029 (the 2029 Notes) and $1,100 million aggregate principal amount of new 4.75% senior notes due 2031 (the 2031 Notes and, together with the 2029 Notes, the 2021 Senior Notes) and received net proceeds from the offering of approximately $1,876.5 million, inclusive of a discount of $19.0 million and estimated debt issuance costs of $4.5 million.
The 2021 Senior Notes were issued under and are governed by an indenture, dated January 8, 2021 (the 2021 Indenture), between EQM and The Bank of New York Mellon Trust Company, N.A., as trustee. The 2021 Indenture contains covenants that limit EQM’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale and leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all of EQM’s assets. The 2029 Notes will mature on January 15, 2029 and interest on the 2029 Notes is payable semi-annually on January 15 and July 15 of each year, commencing July 15, 2021. The 2031 Notes will mature on January 15, 2031 and interest on the 2031 Notes is payable semi-annually on January 15 and July 15 of each year, commencing July 15, 2021.
The 2021 Senior Notes are unsecured and rank equally with all of EQM’s existing and future senior obligations. The 2021 Senior Notes are senior in right of payment to any of EQM’s future obligations that are, by their terms, expressly subordinated in right of payment to the 2021 Senior Notes. The 2021 Senior Notes are effectively subordinated to EQM’s secured obligations, if any, to the extent of the value of the collateral securing such obligations, and structurally subordinated to all indebtedness and obligations, including trade payables, of EQM’s subsidiaries, other than any subsidiaries that may guarantee the 2021 Senior Notes in the future.
EQM may, at its option, redeem some or all of the 2029 Notes and the 2031 Notes, in whole or in part, at any time prior to their maturity at the applicable redemption price as set forth in the 2021 Indenture.
Upon the occurrence of a Change of Control Triggering Event (as defined in the 2021 Indenture), EQM may be required to offer to purchase the 2021 Senior Notes at a purchase price equal to 101% of the aggregate principal amount of the 2021 Senior Notes repurchased, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.
The 2021 Indenture contains certain events of default, including the following: (1) default in the payment of interest on such 2021 Senior Notes when due that continues for 30 days; (2) default in the payment of principal of or premium, if any, on any such 2021 Senior Notes when due, whether at its stated maturity, upon redemption or otherwise; (3) failure by EQM or any subsidiary guarantor, if any, to comply for 90 days with the other agreements with respect to such 2021 Senior Notes contained in the 2021 Indenture after written notice by the trustee or by the holders of at least 25% in principal amount of the outstanding 2021 Senior Notes of such series; (4) certain events of bankruptcy, insolvency or reorganization of EQM or any subsidiary guarantor, if any, that is one of EQM’s Significant Subsidiaries (as defined in the 2021 Indenture); and (5) if such 2021 Senior Notes are guaranteed by a subsidiary guarantor that is one of EQM’s Significant Subsidiaries, (a) the guarantee of that subsidiary guarantor ceases to be in full force and effect, except as otherwise provided in the 2021 Indenture; (b) the guarantee of that subsidiary guarantor is declared null and void in a judicial proceeding; or (c) that subsidiary guarantor denies or disaffirms its obligations under the 2021 Indenture or its guarantee.
If an event of default occurs and is continuing with respect to any of the 2021 Senior Notes, the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding 2021 Senior Notes of such series may declare the 2021 Senior Notes of such series to be due and payable. Upon such a declaration, such principal, premium, if any, and accrued and unpaid interest on such 2021 Senior Notes will be due and payable immediately. If an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs, all outstanding 2021 Senior Notes will become due and payable immediately without further action or notice on the part of the trustee or any holders of the 2021 Senior Notes.
EQM used the net proceeds from the offering of the 2021 Senior Notes and cash on hand to repay all outstanding borrowings under the Amended 2019 EQM Term Loan Agreement, to purchase an aggregate principal amount of $500 million of its outstanding 4.750% notes due 2023 (2023 Notes) pursuant to tender offers for certain of EQM's outstanding indebtedness, which commenced on January 4, 2021, with a maximum aggregate principal amount of $500 million (such amount, the Aggregate Maximum Principal Amount, and such tender offers, the Tender Offers), and for general partnership purposes.
Amended 2019 EQM Term Loan Agreement. On January 8, 2021, EQM (i) applied a portion of the proceeds from the issuance of the 2021 Senior Notes to prepay all principal, interest, fees and other obligations outstanding under the Amended 2019 EQM Term Loan Agreement and (ii) terminated the Amended 2019 EQM Term Loan Agreement and the loan documents associated therewith. EQM repaid outstanding loans with a principal amount of $1,400 million in connection with the termination of the Amended 2019 EQM Term Loan Agreement. Prior to its termination, the Amended 2019 EQM Term Loan Agreement was scheduled to mature on August 16, 2022.

Tender Offers. On January 15, 2021 (the early tender deadline), the Aggregate Maximum Principal Amount was fully subscribed by the 2023 Notes tendered as of the early tender deadline and on January 20, 2021, EQM purchased an aggregate principal amount of $500 million of 2023 Notes at an aggregate cost of approximately $537 million (inclusive of the applicable early tender premium for the 2023 Notes described in that certain Offer to Purchase of EQM dated January 4, 2021, as amended, plus accrued interest).

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
Changes in Internal Control over Financial Reporting. During 2020, the Company completed the implementation of the initial phase of an enterprise resource planning (ERP) system and revised and updated the related controls. These changes did not materially affect the Company's internal control over financial reporting. As the Company implements the remaining functionality under this ERP system through the first six months of 2021, it will continue to assess the impact on its internal control over financial reporting.
There were no changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Management's Report on Internal Control over Financial Reporting. The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control system is designed to provide reasonable assurance to the management and Board of the Company regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Accordingly, even effective controls can provide only reasonable assurance with respect to financial statement preparation and presentation.
The management of the Company assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2020.
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

PART III
Item 10.     Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated by reference from the information under the captions "PROXY STATEMENT SUMMARY," "ITEM NO. 1 - ELECTION OF DIRECTORS," "EQUITY OWNERSHIP" AND "CORPORATE GOVERNANCE AND BOARD MATTERS" in the Proxy Statement and under the caption "Information About Our Executive Officers" in Part I of this Annual Report on Form 10-K.
Equitrans Midstream has a written Code of Business Conduct and Ethics that applies to Equitrans Midstream's Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer), Chief Accounting Officer (Principal Accounting Officer) and others. The Code of Business Conduct and Ethics is available on Equitrans Midstream's website at www.equitransmidstream.com (accessible by clicking on the "About" link on the main page followed by the "Governance" link), and a printed copy will be delivered free of charge on request by writing to the corporate secretary at Equitrans Midstream Corporation, c/o Corporate Secretary, 2200 Energy Drive, Canonsburg, Pennsylvania 15317. Any amendments to, or waivers from, a provision of the Company's Code of Business Conduct and Ethics that applies to the Company's Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer and that relates to any element of the code of ethics enumerated in paragraph (b) of Item 406 of Regulation S-K shall be disclosed by posting such information on the Company's website at www.equitransmidstream.com.
Information required by Item 401 of Regulation S-K with respect to executive officers is included after Item 4 at the end of Part I of this Annual Report on Form 10-K under the caption "Information About Our Executive Officers" and is incorporated herein by reference.
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

PART IV
Item 15.        Exhibits and Financial Statement Schedules
(a)        Documents filed as part of this report

1	Financial Statements	Page Reference
	Statements of Consolidated Comprehensive Income for the Years Ended December 31, 2020, 2019 and 2018	92
	Statements of Consolidated Cash Flows for the Years Ended December 31, 2020, 2019 and 2018	94
	Consolidated Balance Sheets as of December 31, 2020 and 2019	95
	Statements of Consolidated Equity for the Years Ended December 31, 2020, 2019 and 2018	97
	Notes to Consolidated Financial Statements	99

2	Financial Statement Schedules
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

Exhibit No.	Document Description	Method of Filing
2.1	Separation and Distribution Agreement, dated as of November 12, 2018, by and among EQT Corporation, Equitrans Midstream Corporation and, solely for certain limited purposes therein, EQT Production Company.	Incorporated herein by reference to Exhibit 2.1 to Form 8-K (#001-38629) filed on November 13, 2018.
2.2	Tax Matters Agreement, dated as of November 12, 2018, by and between EQT Corporation and Equitrans Midstream Corporation.	Incorporated herein by reference to Exhibit 2.3 to Form 8-K (#001-38629) filed on November 13, 2018.
2.3	Employee Matters Agreement, dated as of November 12, 2018, by and between EQT Corporation and Equitrans Midstream Corporation.	Incorporated herein by reference to Exhibit 2.4 to Form 8-K (#001-38629) filed on November 13, 2018.
2.4**	Agreement and Plan of Merger, dated as of April 25, 2018, by and among EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP), EQM Midstream Services, LLC (formerly known as EQT Midstream Services, LLC), EQM Acquisition Sub, LLC, EQM GP Acquisition Sub, LLC, RM Partners LP (formerly known as Rice Midstream Partners LP), EQM Midstream Management LLC (formerly known as Rice Midstream Management LLC) and, solely for purposes of certain provisions therein, EQT Corporation.	Incorporated herein by reference to Exhibit 2.1 to EQGP Holdings, LP's Form 8-K (#001-37380) filed on April 26, 2018.

2.5	Incentive Distribution Rights Purchase and Sale Agreement, dated as of April 25, 2018, by and among EQGP Holdings, LP (formerly known as EQT GP Holdings, LP), Rice Midstream GP Holdings LP and EQT Corporation.	Incorporated herein by reference to Exhibit 2.3 to EQGP Holdings, LP's Form 8-K (#001-37380) filed on April 26, 2018.
2.6**	Contribution and Sale Agreement, dated as of April 25, 2018, by and among EQT Corporation, Rice Midstream Holdings LLC, EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP) and EQM Gathering Holdings, LLC.	Incorporated herein by reference to Exhibit 2.2 to EQGP Holdings, LP's Form 8-K (#001-37380) filed on April 26, 2018.
2.7**	Purchase and Sale Agreement, dated as of March 13, 2019, by and between EQM Midstream Partners, LP and North Haven Infrastructure Partners II Buffalo Holdings, LLC.	Incorporated herein by reference to Exhibit 2.1 to Form 8-K (#001-38629) filed on March 15, 2019.
2.8**	Agreement and Plan of Merger, dated as of February 26, 2020, by and among Equitrans Midstream Corporation, EQM LP Corporation, LS Merger Sub, LLC, EQM Midstream Partners, LP and EQGP Services, LLC.	Incorporated herein by reference to Exhibit 2.1 to Form 8-K (#001-38629) filed on February 28, 2020.
3.1	Amended and Restated Articles of Incorporation of Equitrans Midstream Corporation.	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-38629) filed on November 13, 2018.
3.2	Second Amended and Restated Bylaws of Equitrans Midstream Corporation.	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-38629) filed on October 10, 2019.
3.3	Statement with Respect to Shares of Series A Junior Participating Preferred Stock.	Incorporated herein by reference to Exhibit 3.3 to Form 8-K (#001-38629) filed on November 13, 2018.
3.4	Statement with Respect to Shares of Series A Preferred Stock, dated as of June 17, 2020.	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-38629) filed on June 17, 2020.
4.1	Indenture, dated as of August 1, 2014, by and among EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP), as issuer, the subsidiaries of EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP) party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated herein by reference to Exhibit 4.1 to EQM Midstream Partners, LP's Form 8-K (#001-35574) filed on August 1, 2014.
4.2	First Supplemental Indenture, dated as of August 1, 2014, by and among EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP), as issuer, the subsidiaries of EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP) party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated herein by reference to Exhibit 4.2 to EQM Midstream Partners, LP's Form 8-K (#001-35574) filed on August 1, 2014.
4.3	Second Supplemental Indenture, dated as of November 4, 2016, by and between EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP), as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated herein by reference to Exhibit 4.2 to EQM Midstream Partners, LP's Form 8-K (#001-35574) filed on November 4, 2016.
4.4	Third Supplemental Indenture, dated as of June 25, 2018, by and between EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP), as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated herein by reference to Exhibit 4.2 to EQM Midstream Partners, LP's Form 8-K (#001-35574) filed on June 25, 2018.
4.5	Fourth Supplemental Indenture, dated as of June 25, 2018, by and between EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP), as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated herein by reference to Exhibit 4.4 to EQM Midstream Partners, LP's Form 8-K (#001-35574) filed on June 25, 2018.

4.6	Fifth Supplemental Indenture, dated as of June 25, 2018, by and between EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP), as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated herein by reference to Exhibit 4.6 to EQM Midstream Partners, LP's Form 8-K (#001-35574) filed on June 25, 2018.
4.7	Shareholder and Registration Rights Agreement, dated as of November 12, 2018, by and between EQT Corporation and Equitrans Midstream Corporation.	Incorporated herein by reference to Exhibit 4.1 to Form 8-K (#001-38629) filed on November 13, 2018.
4.8	Description of Certain of Registrants' Securities.	Incorporated hereby by reference to Exhibit 4.8 to Form 10-K (#001-38629) for the year ended December 31, 2019.
4.9	Registration Rights Agreement, dated as of June 17, 2020, by and among Equitrans Midstream Corporation and the Investors party thereto.	Incorporated herein by reference to Exhibit 4.1 to Form 8-K (#001-38629) filed on June 17, 2020.
4.10	Indenture, dated as of June 18, 2020, by and between EQM Midstream Partners, LP and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated herein by reference to Exhibit 4.1 to Form 8-K (#001-38629) filed on June 18, 2020.
4.11	Indenture, dated as of January 8, 2021, by and between EQM Midstream Partners, LP and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated herein by reference to Exhibit 4.1 to Form 8-K (#001-38629) filed on January 8, 2021.
10.1(a)	Third Amended and Restated Credit Agreement, dated as of October 31, 2018, by and among EQM Midstream Partners, LP, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other lenders party thereto.	Incorporated herein by reference to Exhibit 10.1 to EQM Midstream Partners, LP's Form 8-K (#001-35574) filed on October 31, 2018.
10.1(b)	First Amendment to Third Amended and Restated Credit Agreement, dated as of March 30, 2020, by and among EQM Midstream Partners, LP, the lender parties thereto and Wells Fargo Bank, National Association, as administrative agent.	Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-38629) filed on March 30, 2020.
10.2(a)	Term Loan Agreement, dated as of August 16, 2019, by and among EQM Midstream Partners, LP, as borrower, Toronto Dominion (Texas) LLC, as administrative agent, and the lenders party thereto.	Incorporated herein by reference to Exhibit 10.1 to EQM Midstream Partners, LP’s Form 8-K (#001-35574) filed on August 19, 2019.
10.2(b)	First Amendment to Term Loan Agreement, dated as of March 30, 2020, by and among EQM Midstream Partners, LP, the lender parties thereto and Toronto Dominion (Texas) LLC, as administrative agent.	Incorporated herein by reference to Exhibit 10.2 to Form 8-K (#001-38629) filed on March 30, 2020.
10.3	Sublease Agreement, effective as of March 1, 2011, by and between Equitrans, L.P. and EQT Production Company.	Incorporated herein by reference to Exhibit 10.12 to Amendment No. 2 to EQM Midstream Partners, LP's Form S-1/A Registration Statement (#333-179487) filed on May 10, 2012.
10.4	Amendment of Sublease Agreement, dated as of April 5, 2012, by and between Equitrans, L.P. and EQT Production Company.	Incorporated herein by reference to Exhibit 10.13 to Amendment No. 2 to EQM Midstream Partners, LP's Form S-1/A Registration Statement (#333-179487) filed on May 10, 2012.
10.5	Transportation Service Agreement Applicable to Firm Transportation Service Under Rate Schedule FTS, Contract No. CW2250463-1296, dated as of January 8, 2016, as amended through December 20, 2017, by and between Equitrans, L.P. and EQT Energy, LLC.	Incorporated herein by reference to Exhibit 10.13 to EQM Midstream Partners, LP's Form 10-K (#001-35574) for the year ended December 31, 2017.

10.6	Second Amended and Restated Gas Gathering and Compression Agreement, dated as of March 31, 2017, by and between Rice Drilling D LLC and EQM Olympus Midstream LLC (formerly known as Rice Olympus Midstream LLC). Specific items in this exhibit have been redacted, as marked by three asterisks [***], because confidential treatment for those items has been granted by the SEC. The redacted material has been separately filed with the SEC.	Incorporated herein by reference to Exhibit 10.3 to EQM Midstream Partners, LP's Form 10-Q (#001-35574) for the quarterly period ended June 30, 2018.
10.7	Amended and Restated Water Services Agreement, dated as of November 4, 2015, by and between Rice Drilling D LLC and Rice Water Services (PA) LLC.	Incorporated herein by reference to Exhibit 10.2 to Rice Midstream Partners LP's Form 8-K (#001-36789) filed on November 5, 2015.
10.8	Amended and Restated Water Services Agreement, dated as of November 4, 2015, by and between Rice Drilling B LLC and Rice Water Services (OH) LLC.	Incorporated herein by reference to Exhibit 10.3 to Rice Midstream Partners, LP's Form 8-K (#001-36789) filed on November 5, 2015.
10.9(a)	Third Amended and Restated Limited Liability Company Agreement of Mountain Valley Pipeline, LLC, dated as of April 6, 2018, by and among MVP Holdco, LLC, US Marcellus Gas Infrastructure, LLC, WGL Midstream, Inc., Con Edison Gas Pipeline and Storage, LLC, RGC Midstream, LLC and Mountain Valley Pipeline, LLC. Specific items in this exhibit have been redacted, as marked by three asterisks [***], because confidential treatment for those items has been granted by the SEC. The redacted material has been separately filed with the SEC.	Incorporated herein by reference to Exhibit 10.1 to EQM Midstream Partners, LP's Form 10-Q/A (#001-35574) for the quarterly period ended March 31, 2018.
10.9(b)	First Amendment to Third Amended and Restated Limited Liability Company Agreement of Mountain Valley Pipeline, LLC, dated as of February 5, 2020, by and among MVP Holdco, LLC, US Marcellus Gas Infrastructure, LLC, WGL Midstream, Inc., Con Edison Gas Pipeline and Storage, LLC, RGC Midstream, LLC and Mountain Valley Pipeline, LLC.	Incorporated hereby by reference to Exhibit 10.21(b) to Form 10-K (#001-38629) for the year ended December 31, 2019.
10.10	Amended and Restated Omnibus Agreement, dated November 13, 2018, among EQT Corporation, EQM Midstream Partners, LP and EQM Midstream Services, LLC.	Incorporated herein by reference to Exhibit 10.1 to EQM Midstream Partners, LP's Form 8-K (#001-35574) filed on November 13, 2018.
10.11	Second Amended and Restated Omnibus Agreement, dated November 13, 2018, among EQT Corporation, RM Partners LP, EQM Midstream Management LLC, and EQM Poseidon Midstream LLC.	Incorporated herein by reference to Exhibit 10.2 to EQM Midstream Partners, LP's Form 8-K (#001-35574) filed on November 13, 2018.
10.12	Transportation Service Agreement Applicable to Firm Transportation Service Under Rate Schedule FTS, Contract No. EQTR 20242-852, dated as of September 24, 2014 and amended through April 1, 2019, by and between Equitrans, L.P. and EQT Energy, LLC.	Incorporated herein by reference to Exhibit 10.5 to Form 10-Q (#001-38629) for the quarterly period ended June 30, 2019.
10.13	Transportation Service Agreement Applicable to Firm Transportation Service Under Rate Schedule FTS, Contract No. EQTR19837-1296, dated as of January 8, 2016 and amended through January 9, 2020, by and between Equitrans, L.P. and EQT Energy, LLC.	Incorporated hereby by reference to Exhibit 10.37 to Form 10-K (#001-38629) for the year ended December 31, 2019.
10.14*	Equitrans Midstream Corporation Amended and Restated Directors’ Deferred Compensation Plan.	Incorporated herein by reference to Exhibit 10.18 to Form 10-Q (#001-38629) for the quarterly period ended March 31, 2020.
10.15(a)*	Equitrans Midstream Corporation 2018 Long-Term Incentive Plan.	Incorporated herein by reference to Exhibit 4.3 to Registration Statement on Form S-8 (File No. 333-228337) filed on November 9, 2018.
10.15(b)*	First Amendment to the Equitrans Midstream Corporation 2018 Long-Term Incentive Plan.	Incorporated herein by reference to Exhibit 10.2 to Form 8-K (#001-38629) filed on June 17, 2020.

10.16*	Letter Agreement, dated as of August 9, 2018, with Thomas F. Karam.	Incorporated herein by reference to Exhibit 10.57 to Registration Statement on Form 10-12B/A (#001-38629) filed on October 18, 2018.
10.17*	Letter Agreement, dated as of September 4, 2018, with Kirk R. Oliver.	Incorporated herein by reference to Exhibit 10.58 to Registration Statement on Form 10-12B/A (#001-38629) filed on October 18, 2018.
10.18*	Amended and Restated Confidentiality, Non-Solicitation and Non-Competition Agreement, dated as of January 15, 2019, with Diana M. Charletta	Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-38629) filed on January 22, 2019.
10.19*	Amended and Restated Confidentiality, Non-Solicitation and Non-Competition Agreement, dated as of November 13, 2018, by and between Equitrans Midstream Corporation and Thomas F. Karam.	Incorporated herein by reference to Exhibit 10.9 to Form 8-K (#001-38629) filed on November 13, 2018.
10.20*	Amended and Restated Confidentiality, Non-Solicitation and Non-Competition Agreement, dated as of November 13, 2018, by and between Equitrans Midstream Corporation and Kirk R. Oliver.	Incorporated herein by reference to Exhibit 10.10 to Form 8-K (#001-38629) filed on November 13, 2018.
10.21*	Letter Agreement, dated April 2, 2019, with Stephen M. Moore.	Incorporated herein by reference to Exhibit 10.12 to Form 10-Q (#001-38629) for the quarterly period ended March 31, 2019.
10.22*	Confidentiality, Non-Solicitation and Non-Competition Agreement, dated April 15, 2019, with Stephen M. Moore.	Incorporated herein by reference to Exhibit 10.13 to Form 10-Q (#001-38629) for the quarterly period ended March 31, 2019.
10.23*	Form of Agreement of Assignment of Confidentiality, Non-Solicitation and Non-Competition Agreement.	Incorporated herein by reference to Exhibit 10.11 to Form 8-K (#001-38629) filed on November 13, 2018.
10.24*##	Confidentiality, Non-Solicitation and Change of Control Agreement, dated as of April 14, 2020, by and between Equitrans Midstream Corporation and Brian P. Pietrandrea.	Incorporated herein by reference to Exhibit 10.17 to Form 10-Q (#001-38629) for the quarterly period ended March 31, 2020.
10.25*	Form of Equitrans Midstream Corporation Director and/or Executive Officer Indemnification Agreement.	Incorporated herein by reference to Exhibit 10.16 to Registration Statement on Form 10-12B/A (#001-38629) filed on October 18, 2018.
10.26*	Equitrans Midstream Corporation 2019 Performance Share Unit Program.	Incorporated herein by reference to Exhibit 10.7(a) to Form 10-Q (#001-38629) for the quarterly period ended March 31, 2019.
10.27*	Form of Equitrans Midstream Corporation Restricted Stock Award Agreement (Standard) under 2018 Long-Term Incentive Plan (2019 grants).	Incorporated herein by reference to Exhibit 10.7(b) to Form 10-Q (#001-38629) for the quarterly period ended March 31, 2019.
10.28*	Form of Participant Award Agreement under the 2019 Performance Share Unit Program.	Incorporated herein by reference to Exhibit 10.7(c) to Form 10-Q (#001-38629) for the quarterly period ended March 31, 2019.
10.29*	Amendment to 2018 EQT Incentive Performance Share Unit Program.	Incorporated herein by reference to Exhibit 10.8 to Form 10-Q (#001-38629) for the quarterly period ended March 31, 2019.
10.30*	Amended and Restated Equitrans Midstream Corporation Short-Term Incentive Plan.	Incorporated herein by reference to Exhibit 10.16 to Form 10-Q (#001-38629) for the quarterly period ended March 31, 2020.

10.31*	Form of Equitrans Midstream Corporation Director Participant Award Agreement.	Incorporated herein by reference to Exhibit 10.10 to Form 10-Q (#001-38629) for the quarterly period ended March 31, 2019.
10.32*	Equitrans Midstream Corporation 2020 Performance Share Unit Program.	Incorporated herein by reference to Exhibit 10.13 to Form 10-Q (#001-38629) for the quarterly period ended March 31, 2020.
10.33*	Form of Participant Award Agreement under 2020 Performance Share Unit Program.	Incorporated herein by reference to Exhibit 10.14 to Form 10-Q (#001-38629) for the quarterly period ended March 31, 2020.
10.34*	Form of Equitrans Midstream Corporation Restricted Stock Award Agreement (2020 Awards).	Incorporated herein by reference to Exhibit 10.15 to Form 10-Q (#001-38629) for the quarterly period ended March 31, 2020.
10.35**	Preferred Restructuring Agreement, dated as of February 26, 2020, by and among Equitrans Midstream Corporation, EQM Midstream Partners, LP and the Investors party thereto.	Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-38629) filed on February 28, 2020.
10.36(a)#	Gas Gathering and Compression Agreement, dated as of February 26, 2020, by and among EQT Corporation, EQT Production Company, Rice Drilling B LLC, EQT Energy, LLC and EQM Gathering Opco, LLC.	Incorporated herein by reference to Exhibit 10.4 to Form 8-K/A (#001-38629) filed on March 13, 2020.
10.36(b)#	First Amendment to Gas Gathering and Compression Agreement, dated as of August 26, 2020, by and among EQT Production Company, Rice Drilling B LLC, EQT Energy, LLC and EQM Gathering Opco, LLC.	Incorporated herein by reference to Exhibit 10.1 to Form 10-Q (#001-38629) for the quarterly period ended September 30, 2020.
10.37#	Credit Letter Agreement, dated as of February 26, 2020, by and between EQM Midstream Partners, LP and EQT Corporation.	Incorporated herein by reference to Exhibit 10.5 to Form 10-Q (#001-38629) for the quarterly period ended March 31, 2020.
10.38	Water Services Letter Agreement, dated as of February 26, 2020, by and among EQT Production Company, Rice Drilling B LLC, EQM Gathering Opco, LLC and Equitrans Water Services (PA) LLC.	Incorporated herein by reference to Exhibit 10.6 to Form 8-K/A (#001-38629) filed on March 13, 2020.
10.39	Loan Agreement, dated as of March 3, 2020, by and between EQM Midstream Partners, LP and Equitrans Midstream Corporation.	Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-38629) filed on March 6, 2020.
10.40	Promissory Note, dated as of March 5, 2020, by and between Equitrans Midstream Corporation and EQM Midstream Partners, LP (as assignee of EQT Corporation).	Incorporated herein by reference to Exhibit 10.2 to Form 8-K (#001-38629) filed on March 6, 2020.
10.41	Share Purchase Agreement, dated as of February 26, 2020, by and between Equitrans Midstream Corporation and EQT Corporation.	Incorporated herein by reference to Exhibit 10.2 to Form 8-K (#001-38629) filed on February 28, 2020.
10.42	Share Purchase Agreement, dated as of February 26, 2020, by and between Equitrans Midstream Corporation and EQT Corporation.	Incorporated herein by reference to Exhibit 10.3 to Form 8-K (#001-38629) filed on February 28, 2020.
10.43	Purchase Agreement, dated June 16, 2020, by and between EQM Midstream Partners, LP and J.P. Morgan Securities LLC, as representative of the several initial purchasers named on Schedule 1 thereto.	Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-38629) filed on June 18, 2020.
10.44	Purchase Agreement, dated January 4, 2021, by and among EQM Midstream Partners, LP, Equitrans Midstream Corporation (for certain limited purposes) and Barclays Capital Inc., as representative of the several initial purchasers named on Schedule 1 thereto.	Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-38629) filed on January 5, 2021.
10.45#	Letter Agreement, dated as of November 1, 2020, by and among EQM Gathering Opco, LLC, EQT Corporation, EQT Production Company, Rice Drilling B LLC and EQT Energy, LLC.	Filed herewith as Exhibit 10.45.

10.46*	Equitrans Midstream Corporation Executive Short-Term Incentive Plan.	Filed herewith as Exhibit 10.46.
10.47*	Equitrans Midstream Corporation 2021 Performance Share Unit Program.	Filed herewith as Exhibit 10.47.
10.48*	Form of Participant Award Agreement under 2021 Performance Share Unit Program.	Filed herewith as Exhibit 10.48.
10.49*	Form of Equitrans Midstream Corporation Restricted Stock Award Agreement (2021 Awards).	Filed herewith as Exhibit 10.49.
21.1	Schedule of Subsidiaries.	Filed herewith as Exhibit 21.1.
23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith as Exhibit 23.1.
23.2	Consent of Independent Registered Public Accounting Firm (Mountain Valley Pipeline, LLC - Series A).	Filed herewith as Exhibit 23.2.
31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith as Exhibit 31.1.
31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith as Exhibit 31.2.
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Furnished herewith as Exhibit 32.
99.1	Mountain Valley Pipeline, LLC (Series A) financial statements.	Filed herewith as Exhibit 99.1.
101	Inline Interactive Data File.	Filed herewith as Exhibit 101.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith as Exhibit 104.
* Management contract and compensatory arrangement in which any director or any named executive officer participates
** Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Equitrans Midstream Corporation hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the SEC.
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
February 23, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ THOMAS F. KARAM	Chief Executive	February 23, 2021
Thomas F. Karam	Officer and Chairman
(Principal Executive Officer)

/s/ KIRK R. OLIVER	Senior Vice President and Chief	February 23, 2021
Kirk R. Oliver	Financial Officer
(Principal Financial Officer)

/s/ BRIAN P. PIETRANDREA	Vice President and Chief	February 23, 2021
Brian P. Pietrandrea	Accounting Officer
(Principal Accounting Officer)

/s/ VICKY A. BAILEY	Director	February 23, 2021
Vicky A. Bailey

/s/ SARAH M. BARPOULIS	Director	February 23, 2021
Sarah M. Barpoulis

/s/ KENNETH M. BURKE	Director	February 23, 2021
Kenneth M. Burke

/s/ PATRICIA K. COLLAWN	Director	February 23, 2021
Patricia K. Collawn

/s/ MARGARET K. DORMAN	Director	February 23, 2021
Margaret K. Dorman

/s/ D. MARK LELAND	Director	February 23, 2021
D. Mark Leland

/s/ NORMAN J. SZYDLOWSKI	Director	February 23, 2021
Norman J. Szydlowski

/s/ ROBERT F. VAGT	Director	February 23, 2021
Robert F. Vagt