Form 10-Q
period 2021-03-31
Equitrans Midstream Corp
filed 2021-05-04
CIK 1747009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes  ☐  No  ☒
The number of shares of common stock outstanding (in thousands), as of April 30, 2021: 432,498

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

Abbreviations	Measurements
ASC – Accounting Standards Codification	Btu = one British thermal unit
ASU – Accounting Standards Update	BBtu = billion British thermal units
EPA – U.S. Environmental Protection Agency	Bcf = billion cubic feet
FASB – Financial Accounting Standards Board	Mcf = thousand cubic feet
FERC – U.S. Federal Energy Regulatory Commission	MMBtu = million British thermal units
GAAP – United States Generally Accepted Accounting Principles	MMcf = million cubic feet
NGA – Natural Gas Act of 1938	MMgal = million gallons
NYMEX – New York Mercantile Exchange
NYSE – New York Stock Exchange
SEC – U.S. Securities and Exchange Commission

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

EQUITRANS MIDSTREAM CORPORATION
 Statements of Consolidated Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2021	2020
	(Thousands, except per share amounts)
Operating revenues (a)	$379,996	$453,113
Operating expenses:
Operating and maintenance	34,099	38,422
Selling, general and administrative	35,494	29,739
Transaction costs	—	11,360
Depreciation	68,618	61,348
Amortization of intangible assets	16,205	14,581
Impairments of long-lived assets (b)	—	55,581
Total operating expenses	154,416	211,031
Operating income	225,580	242,082
Equity income (c)	3	54,072
Other income (d)	7,599	4,163
Loss on extinguishment of debt (e)	41,025	24,864
Net interest expense (a)	95,144	66,754
Income before income taxes	97,013	208,699
Income tax expense	20,416	19,139
Net income	76,597	189,560
Net income attributable to noncontrolling interests	3,914	119,828
Net income attributable to Equitrans Midstream	72,683	69,732
Preferred dividends (f)	14,628	—
Net income attributable to Equitrans Midstream common shareholders	$58,055	$69,732

Earnings per share of common stock attributable to Equitrans Midstream common shareholders - basic (g)	$0.13	$0.28
Earnings per share of common stock attributable to Equitrans Midstream common shareholders - diluted (g)	$0.13	$0.28

Weighted average common shares outstanding - basic	432,983	248,591
Weighted average common shares outstanding - diluted	433,158	248,591

Statement of comprehensive income:
Net income	$76,597	$189,560
Other comprehensive income, net of tax:
Pension and other post-retirement benefits liability adjustment, net of tax expense of $12 and $10	34	30
Other comprehensive income	34	30
Comprehensive income	76,631	189,590
Less: Comprehensive income attributable to noncontrolling interests	3,914	119,828
Less: Comprehensive income attributable to preferred dividends (f)	14,628	—
Comprehensive income attributable to Equitrans Midstream common shareholders	$58,089	$69,762

Dividends declared per common share	$0.15	$0.15

(a)Includes related party activity with EQT Corporation (EQT). See Note 6.
(b)See Note 3 for disclosure regarding impairments of long-lived assets.
(c)Represents equity income from Mountain Valley Pipeline, LLC (the MVP Joint Venture). See Note 7.

(d)See Note 9 for disclosures regarding derivative instruments.
(e)See Note 8 for disclosure regarding loss on extinguishment of debt.
(f)See Note 2 for disclosure regarding the Equitrans Midstream Preferred Shares (as defined in Note 2).
(g)See Note 10 for disclosure regarding the Company's calculation of net income per share of common stock (basic and diluted).

The accompanying notes are an integral part of these consolidated financial statements.

EQUITRANS MIDSTREAM CORPORATION
Statements of Consolidated Cash Flows (Unaudited)

	Three Months Ended March 31,
	2021	2020
	(Thousands)
Cash flows from operating activities:
Net income	$76,597	$189,560
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	68,618	61,348
Amortization of intangible assets	16,205	14,581
Deferred income taxes	20,406	18,710
Impairments of long-lived assets	—	55,581
Equity income	(3)	(54,072)
Other income	(7,254)	(4,306)
Loss on extinguishment of debt	41,025	24,864
Non-cash long-term compensation expense	4,445	4,544
Changes in other assets and liabilities:
Accounts receivable	17,725	(998)
Accounts payable	1,337	6,067
Accrued interest	(46,934)	(28,793)
Deferred revenue	72,019	—
Other assets and other liabilities	(34,634)	(37,783)
Net cash provided by operating activities	229,552	249,303
Cash flows from investing activities:
Capital expenditures	(61,265)	(152,392)
Capital contributions to the MVP Joint Venture	(10,723)	(45,150)
Principal payments received on the Preferred Interest (defined in Note 6)	1,277	1,225
Net cash used in investing activities	(70,711)	(196,317)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	77,500	1,170,000
Payments on revolving credit facility borrowings	(70,000)	(350,000)
Proceeds from the issuance of long-term debt	1,900,000	—
Debt discounts, debt issuance costs and credit facility origination fees	(24,204)	(2,740)
Payment for retirement of long-term debt	(1,936,250)	(594,000)
Distributions paid to noncontrolling interest EQM unitholders	—	(96,526)
Distributions paid to holders of EQM Series A Preferred Units (as defined in Note 2)	—	(25,501)
Dividends paid to holders of Equitrans Midstream Preferred Shares	(14,628)	—
Dividends paid to common shareholders	(64,871)	(114,254)
Cash Shares and Cash Amount (as defined in Note 5)	—	(52,323)
Distributions to Eureka Midstream Holdings, LLC non-controlling member	(2,500)	—
Net cash used in financing activities	(134,953)	(65,344)

Net change in cash and cash equivalents	23,888	(12,358)
Cash and cash equivalents at beginning of period	208,023	88,322
Cash and cash equivalents at end of period	$231,911	$75,964

Cash paid during the period for:
Interest, net of amount capitalized	$140,199	$94,343

Non-cash activity during the period for:
Contract liability	—	128,314
The accompanying notes are an integral part of these consolidated financial statements.

EQUITRANS MIDSTREAM CORPORATION
Consolidated Balance Sheets (Unaudited)

	March 31, 2021	December 31, 2020
	(Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$231,911	$208,023
Accounts receivable (net of allowance for credit losses of $4,281 and $4,699 as of March 31, 2021 and December 31, 2020, respectively) (a)	288,748	290,446
Other current assets (a)	51,587	63,268
Total current assets	572,246	561,737

Property, plant and equipment	8,892,078	8,835,652
Less: accumulated depreciation	(1,076,120)	(1,007,756)
Net property, plant and equipment	7,815,958	7,827,896

Investment in unconsolidated entity	2,870,219	2,796,316
Goodwill	486,698	486,698
Net intangible assets	700,385	716,590
Other assets (a)	343,341	336,615
Total assets	$12,788,847	$12,725,852

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of revolving credit facility borrowings (b)	$310,000	$302,500
Accounts payable	67,663	72,098
Capital contributions payable to the MVP Joint Venture	72,995	10,723
Accrued interest	79,257	126,191
Accrued liabilities	44,909	83,366
Total current liabilities	574,824	594,878

Long-term liabilities:
Revolving credit facility borrowings (c)	485,000	485,000
Long-term debt	6,426,670	6,443,312
Contract liability (a)(d)	470,769	398,750
Deferred income tax liability	371,530	345,896
Regulatory and other long-term liabilities	97,759	94,902
Total liabilities	8,426,552	8,362,738

Mezzanine equity:
Equitrans Midstream Preferred Shares, 30,018 and 30,018 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively (e)	681,842	681,842

Shareholders' equity:
Common stock, no par value, 432,498 and 432,470 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	3,945,957	3,941,295
Retained deficit	(735,888)	(728,959)
Accumulated other comprehensive loss	(2,195)	(2,229)
Total common shareholders' equity	3,207,874	3,210,107
Noncontrolling interests	472,579	471,165
Total shareholders' equity	3,680,453	3,681,272
Total liabilities, mezzanine equity and shareholders' equity	$12,788,847	$12,725,852

(a)Includes related party activity with EQT. See Note 6.
(b)Includes aggregate borrowings outstanding on the Eureka Credit Facility (as defined in Note 8) as of March 31, 2021 and December 31, 2020. See Note 8 for further detail.
(c)Includes aggregate borrowings outstanding on the Amended EQM Credit Facility (as defined in Note 8) as of March 31, 2021 and December 31, 2020. See Note 8 for further detail.
(d)See Note 5 for disclosure regarding the Company's contract liabilities.
(e)See Note 2 for disclosures regarding the Equitrans Midstream Preferred Shares.

The accompanying notes are an integral part of these consolidated financial statements.

EQUITRANS MIDSTREAM CORPORATION
Statements of Consolidated Shareholders' Equity and Mezzanine Equity (Unaudited)

	Common Stock
				Accumulated
				Other
	Shares	No	Retained	Comprehensive	Noncontrolling	Total
	Outstanding	Par Value	Deficit	Loss	Interests	Equity
	(Thousands, except per share and unit amounts)
Balance at January 1, 2020	254,745	$1,292,804	$(618,062)	$(2,026)	$4,609,364	$5,282,080
Other comprehensive income (net of tax):
Net income	—	—	69,732	—	119,828	189,560
Pension and other post-retirement benefits liability adjustment, net of tax expense of $10	—	—	—	30	—	30
Dividends on common shares ($0.45 per share)	(178)	—	(115,400)	—	—	(115,400)
Share-based compensation plans	85	4,500	—	—	285	4,785
Distributions paid to noncontrolling interest unitholders ($1.16 per common unit for EQM)	—	—	—	—	(96,526)	(96,526)
Distributions paid to holders of EQM Series A Preferred Units ($1.0364 per EQM Series A Preferred Unit)	—	—	—	—	(25,501)	(25,501)
Share Purchase Agreements (as defined in Note 5)	(25,300)	—	(190,992)	—	—	(190,992)
Adoption of Topic 326	—	—	(3,718)	—	—	(3,718)
Balance at March 31, 2020	229,352	$1,297,304	$(858,440)	$(1,996)	$4,607,450	$5,044,318

							Mezzanine
							Equity
	Common Stock
				Accumulated			Equitrans
				Other			Midstream
	Shares	No	Retained	Comprehensive	Noncontrolling	Total	Preferred
	Outstanding	Par Value	Deficit	Loss	Interests	Equity	Shares
	(Thousands, except per share amounts)
Balance at January 1, 2021	432,470	$3,941,295	$(728,959)	$(2,229)	$471,165	$3,681,272	$681,842
Other comprehensive income (net of tax):
Net income	—	—	58,055	—	3,914	61,969	14,628
Pension and other post-retirement benefits liability adjustment, net of tax expense of $12	—	—	—	34	—	34	—
Dividends on common shares ($0.15 per share)	—	—	(64,984)	—	—	(64,984)	—
Share-based compensation plans, net	28	4,662	—	—	—	4,662	—
Distributions paid to noncontrolling interest in Eureka	—	—	—	—	(2,500)	(2,500)	—
Distributions paid to holders of Equitrans Midstream Preferred Shares ($0.4873 per share)	—	—	—	—	—	—	(14,628)
Balance at March 31, 2021	432,498	$3,945,957	$(735,888)	$(2,195)	$472,579	$3,680,453	$681,842
The accompanying notes are an integral part of these consolidated financial statements.

EQUITRANS MIDSTREAM CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
1.    Financial Statements
Nature of Business. The Company provides midstream services to its customers in Pennsylvania, West Virginia and Ohio through its three primary assets: the gathering system, which includes predominantly dry gas gathering systems of high-pressure gathering lines; the transmission system, which includes FERC-regulated interstate pipelines and storage systems; and the water service system, which consists of water pipelines, impoundment facilities, pumping stations, take point facilities and measurement facilities that support well completion activities and collect flowback and produced water for recycling or disposal.
Basis of Presentation. References in these financial statements to Equitrans Midstream or the Company refer collectively to Equitrans Midstream Corporation and its consolidated subsidiaries for all periods presented, unless otherwise indicated.
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited consolidated financial statements include all adjustments (consisting of only normal, recurring adjustments, unless otherwise disclosed in this Quarterly Report on Form 10-Q) necessary for a fair presentation of the financial position of the Company as of March 31, 2021, the results of its operations and equity for the three months ended March 31, 2021 and 2020 and its cash flows for the three months ended March 31, 2021 and 2020. The consolidated balance sheet at December 31, 2020 has been derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2020, which includes all disclosures required by GAAP.

Due to, among other things, the seasonal nature of the Company's utility customer contracts, as well as producers’ well completion activities and varying needs for fresh and produced water (which are partially driven by horizontal lateral lengths and the number of completion stages per well), the interim statements for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

For further information, refer to the Company's annual consolidated financial statements and related notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, as well as Part I, "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.

The consolidated financial statements as of and for the three months ended March 31, 2021, and the consolidated balance sheet at December 31, 2020, reflect the closing of the EQM Merger and the Restructuring (each as defined in Note 2). See Note 2 for further information.
Recently Issued Accounting Standards

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance is applicable for the Amended EQM Credit Facility and the Eureka Credit Facility (each as defined in Note 8), as well as for each dividend following March 31, 2024 for the Equitrans Midstream Preferred Shares, which each use the London Inter-Bank Offered Rate (LIBOR) as a reference rate. The ASU was effective immediately but is only available through December 31, 2022. The Company is currently evaluating the potential impact of this standard on its financial statements.
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

2.    Investments in Consolidated, Non-Wholly Owned Entities
EQM Merger. On June 17, 2020, pursuant to that certain Agreement and Plan of Merger, dated as of February 26, 2020, by and among the Company, EQM LP Corporation, a wholly owned subsidiary of the Company (EQM LP), LS Merger Sub, LLC, a wholly owned subsidiary of EQM LP (Merger Sub), EQM and EQGP Services, LLC, the general partner of EQM (the EQM General Partner), Merger Sub merged with and into EQM (the EQM Merger), with EQM continuing and surviving as an indirect, wholly owned subsidiary of the Company. Upon consummation of the EQM Merger, the Company acquired all of the outstanding EQM common units representing limited partner interests in EQM (EQM common units) that the Company and its subsidiaries did not already own. Following the closing of the EQM Merger, EQM was no longer a publicly traded entity.
At the effective time of the EQM Merger (the Effective Time), subject to applicable tax withholding, (i) each outstanding EQM common unit, other than EQM common units owned by the Company and its subsidiaries, was converted into the right to receive 2.44 shares of Equitrans Midstream common stock (the Merger Consideration); (ii) (x) $600.0 million aggregate principal amount of the Series A Perpetual Convertible Preferred Units representing limited partner interests in EQM (such units, EQM Series A Preferred Units) issued and outstanding immediately prior to the Effective Time were redeemed by EQM for cash at 101% of the EQM Series A Preferred Unit purchase price of $48.77 per such unit (the EQM Series A Preferred Unit Purchase Price) plus any accrued and unpaid distribution amounts and partial period distribution amounts, and (y) immediately following such redemption, each remaining issued and outstanding EQM Series A Preferred Unit was exchanged for 2.44 shares of a newly authorized and created series of preferred stock, without par value, of Equitrans Midstream, convertible into Equitrans Midstream common stock (the Equitrans Midstream Preferred Shares) on a one for one basis, in each case, in connection with the occurrence of the "Series A Change of Control" (as defined in the Fourth Amended and Restated Agreement of Limited Partnership of EQM (as amended, the Former EQM Partnership Agreement)) that occurred upon the closing of the EQM Merger; and (iii) each outstanding phantom unit relating to an EQM common unit issued pursuant to the Amended and Restated EQGP Services, LLC 2012 Long-Term Incentive Plan, dated as of February 22, 2019 (the EQM LTIP), and any other award issued pursuant to the EQM LTIP, whether vested or unvested, was converted into the right to receive, with respect to each EQM common unit subject thereto, the Merger Consideration (plus any accrued but unpaid amounts in relation to distribution equivalent rights). The limited partner interests in EQM owned by the Company and its subsidiaries remained outstanding as limited partner interests in the surviving entity. The EQM General Partner continued to own the non-economic general partner interest in the surviving entity.
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
Because the Company controlled EQM both before and after the EQM Merger, the increase in the Company’s ownership interest in EQM resulting from the EQM Merger was accounted for as an equity transaction and reflected as a reduction of the noncontrolling interest associated with public ownership of EQM common units, offset by an increase in common stock, no par value, during the second quarter of 2020. No gain or loss was recognized in the Company’s statements of consolidated comprehensive income as a result of the EQM Merger. In addition, the tax effects of the EQM Merger were reported as adjustments to deferred income taxes and Equitrans Midstream common stock, consistent with ASC 740, Income Taxes.
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
Additionally, for the periods prior to the EQM Merger, the Company determined that EQM was a variable interest entity. Through the Company's ownership and control of the general partner of EQM during those periods, the Company had the power to direct the activities that most significantly affected EQM's economic performance. As a result of the EQM Merger, EQM is no longer a variable interest entity.
The Company recorded $11.4 million in expenses related to the EQM Merger and the EQT Global GGA (defined in Note 3) during the three months ended March 31, 2020. The expenses primarily included advisor, legal and accounting fees related to the transactions and are included in transaction costs in the statements of consolidated comprehensive income.

Preferred Restructuring Agreement. On February 26, 2020, the Company and EQM entered into a Preferred Restructuring Agreement (the Restructuring Agreement) with all of the holders of the EQM Series A Preferred Units (such investors, collectively, the Investors), pursuant to which, at the Effective Time: (i) EQM redeemed $600 million aggregate principal amount of the Investors' EQM Series A Preferred Units issued and outstanding immediately prior to the Restructuring Closing (defined below), which occurred substantially concurrent with the closing of the EQM Merger, for cash at 101% of the EQM Series A Preferred Unit Purchase Price plus any accrued and unpaid distribution amounts and partial period distribution amounts, and (ii) immediately following such redemption, each remaining issued and outstanding EQM Series A Preferred Unit was exchanged for 2.44 Equitrans Midstream Preferred Shares, in each case, in connection with the occurrence of the “Series A Change of Control” (as defined in the Former EQM Partnership Agreement) that occurred upon the closing of the EQM Merger (collectively, the Restructuring and, the closing of the Restructuring, the Restructuring Closing). The Equitrans Midstream Preferred Shares issued were not registered under the Securities Act of 1933, as amended (the Securities Act), in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.
The Company's Second Amended and Restated Articles of Incorporation (the Restated Articles) set forth the designations, rights and preferences of the Equitrans Midstream Preferred Shares.
The Equitrans Midstream Preferred Shares were a new class of securities as of June 2020. They rank pari passu with any other outstanding class or series of preferred stock of the Company and senior to Equitrans Midstream common stock with respect to dividend rights and rights upon liquidation. The Equitrans Midstream Preferred Shares vote on an as-converted basis with Equitrans Midstream common stock and have certain other class voting rights with respect to any amendment to the Restated Articles that would be adverse (other than in a de minimis manner) to any of the rights, preferences or privileges of the Equitrans Midstream Preferred Shares.

The holders of the Equitrans Midstream Preferred Shares receive cumulative quarterly dividends at a rate per annum of 9.75% for each quarter ending on or before March 31, 2024, and thereafter quarterly dividends at a rate per annum equal to the sum of (i) three-month LIBOR as of the LIBOR Determination Date (as defined in the Restated Articles) in respect of the applicable quarter and (ii) 8.15%; provided that such rate per annum in respect of periods after March 31, 2024 will not be less than 10.50%. The Company is not permitted to pay any dividends on any junior securities, including on Equitrans Midstream common stock, prior to paying the quarterly dividends payable to the Equitrans Midstream Preferred Shares, including any previously accrued and unpaid dividends.

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
So long as the holders of the Equitrans Midstream Preferred Shares have not elected to convert all of their Equitrans Midstream Preferred Shares into Equitrans Midstream common stock, the Company may elect to convert all of the Equitrans Midstream Preferred Shares into Equitrans Midstream common stock, at the then-applicable conversion rate, at any time after April 10, 2021, if (i) the shares of Equitrans Midstream common stock are listed for, or admitted to, trading on a national securities exchange, (ii) the closing price per share of Equitrans Midstream common stock on the national securities exchange on which the shares of Equitrans Midstream common stock are listed for, or admitted to, trading exceeds $27.99 for the 20 consecutive trading days immediately preceding notice of the conversion, (iii) the average daily trading volume of the Equitrans Midstream common stock on the national securities exchange on which the shares of Equitrans Midstream common stock are listed for, or admitted to, trading exceeds 1,000,000 shares (subject to certain adjustments) of Equitrans Midstream common stock for the 20 consecutive trading days immediately preceding notice of the conversion, (iv) the Company has an effective registration statement on file with the SEC covering resales of the shares of Equitrans Midstream common stock to be received by such holders upon any such conversion and (v) the Company has paid all prior accumulated and unpaid dividends in cash in full to the holders.

Upon certain events involving a Change of Control (as defined in the Restated Articles) in which more than 90% of the consideration payable to the Company, or to the holders of Equitrans Midstream common stock, is payable in cash, the Equitrans Midstream Preferred Shares will automatically convert into Equitrans Midstream common stock at a conversion ratio equal to the greater of (i) the quotient of (a) the sum of (x) $19.99 (such price, the Equitrans Midstream Preferred Share Issue

Price) plus (y) any accrued and unpaid dividends as of such date, including any partial period dividends, with respect to the Equitrans Midstream Preferred Shares, divided by (b) the Equitrans Midstream Preferred Share Issue Price and (ii) the quotient of (a) the sum of (x)(1) the Equitrans Midstream Preferred Share Issue Price multiplied by (2) 110% plus (y) any accrued and unpaid dividends on such date, including any partial period dividends with respect to the Equitrans Midstream Preferred Shares, divided by (b) the volume weighted average price of the shares of Equitrans Midstream common stock for the 30-day period ending immediately prior to the execution of definitive documentation relating to the Change of Control.

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
3.     Impairments of Long-Lived Assets
Goodwill. On February 26, 2020 (the EQT Global GGA Effective Date), the Company (through EQM) entered into a Gas Gathering and Compression Agreement (as amended, the EQT Global GGA) with EQT for the provision of certain gas gathering services to EQT in the Marcellus and Utica Shales of Pennsylvania and West Virginia (as further discussed in Note 5). Prior to the EQT Global GGA Effective Date, the Company operated three reportable operating segments and seven reporting units, which are one level below the operating segment level and are generally based on how segment management reviews the Company's operating results. Commencing with the EQT Global GGA Effective Date, the Company reduced its reporting units from seven to six and maintained its three reportable operating segments. As of the EQT Global GGA Effective Date, the only reporting unit to which the Company had goodwill recorded related to the Pennsylvania gathering assets acquired in connection with EQM's acquisition of Rice Midstream Partners LP and its general partner in July 2018 (RMP PA Gas Gathering reporting unit). As a result of the EQT Global GGA, the assets under, and operations associated with, the RMP PA Gas Gathering reporting unit and the reporting unit associated with the gas gathering and compression activities of EQM Gathering Opco, LLC, an indirect wholly owned subsidiary of the Company (EQM Opco reporting unit), were combined to service a collective minimum volume commitment (MVC) under the agreement. Therefore, effective on the EQT Global GGA Effective Date, the RMP PA Gas Gathering reporting unit was merged with and into the EQM Opco reporting unit, with the EQM Opco reporting unit surviving.
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
As a result of the interim assessment, the Company determined that the fair values of the RMP PA Gas Gathering reporting unit and the merged EQM Opco reporting unit were greater than their respective carrying values. No impairment to goodwill was recorded during the three months ended March 31, 2020. The Company believes the estimates and assumptions used in estimating its reporting units’ fair values are reasonable and appropriate; however, different assumptions and estimates could materially affect the calculated fair values of the RMP PA Gas Gathering reporting unit and the merged EQM Opco reporting unit and the resulting conclusions on impairment of goodwill, which could materially affect the Company’s results of operations and financial position. Additionally, actual results could differ from these estimates and assumptions may not be realized.
As of March 31, 2021, the Company's goodwill balance was associated entirely with the EQM Opco reporting unit. During the three months ended March 31, 2021, no impairment indicators were identified that would indicate, in management's judgment, it is more likely than not that the fair value of the EQM Opco reporting unit was less than its carrying value. However, the EQM Opco reporting unit is susceptible to impairment risk from future adverse market or economic conditions and company-specific qualitative factors or other adverse factors such as unexpected future production curtailments by the Company's customers that have contracts with volumetric-based fees. Any such adverse changes in the future could reduce the underlying cash flows used to estimate fair value and could result in a decline in fair value that could trigger future impairment charges relating to the EQM Opco reporting unit.
Long-lived Assets. As of March 31, 2020, the Company performed a recoverability test of the Hornet Midstream Holdings, LLC (Hornet Midstream) long-lived assets due to decreased producer activity. As a result of the recoverability test, management determined that the carrying value of the Hornet Midstream long-lived assets (which consisted of gathering assets and customer-related intangible assets) was not recoverable under ASC 360, Impairment Testing: Long-Lived Assets Classified as Held and Used. During the first quarter of 2020, the Company estimated the fair value of the Hornet Midstream asset group and determined that the fair value was not in excess of the assets’ carrying value, which resulted in impairment charges of approximately $37.9 million to the gathering assets and approximately $17.7 million to the customer-related intangible assets both within the Company’s Gathering segment. The non-cash impairment charges were recognized during the first quarter of 2020 and are included in the impairments of long-lived assets line on the statements of consolidated comprehensive income.
During the three months ended March 31, 2021, there were no events or changes in circumstance identified that would indicate, in management's judgment, that the carrying value of the Company's long-lived assets may not be recoverable.
Equity Method Investment. During 2020, the MVP Joint Venture received certain adverse court rulings in the U.S. Fourth Circuit Court of Appeals as described in “Item 1. Legal Proceedings” of Part II of this Quarterly Report on Form 10-Q. As a result, the Company evaluated its equity method investment in the MVP Joint Venture for impairment during the fourth quarter of 2020 and determined that the fair value of the investment continued to exceed the carrying value and, therefore, no impairment was necessary. The Company estimated the fair value of its investment in the MVP Joint Venture using an income approach that primarily considered probability-weighted scenarios of discounted future net cash flows based on the most recent estimate of total project costs and revenues as of December 31, 2020. These scenarios reflected assumptions and judgments regarding various future court decisions and regulatory authorizations and the impact that those decisions and authorizations may have on the timing and extent of the Company’s investment, including scenarios assuming the full resolution of permitting issues. The Company’s analysis took into account, among other things, growth expectations from additional compression expansion opportunities. The Company generally used an after-tax discount rate of 5.5% in the analysis derived based on a market participant approach. Based on the Company’s expectations for the MVP Joint Venture's projects, and taking into account, among other things, regulatory considerations, public support for the MVP project by the Chairman of the U.S. Senate Committee on Energy and Natural Resources, and other publicly available information, the Company assigned higher probabilities for scenarios under which the Company received all required legal and regulatory approvals and authorizations and certain compression expansion opportunities are realized. A low probability was assigned to the scenario under which the project is cancelled.
The Company evaluated its equity method investment in the MVP Joint Venture as of March 31, 2021, including the impact of recent legal and regulatory events, and determined that there was not an other-than-temporary decline in value. There is risk that the carrying value of the Company's investment in the MVP Joint Venture may be impaired in the future. There are ongoing legal and regulatory matters that must be resolved before each of the MVP and MVP Southgate projects can be completed. Assumptions and estimates utilized in assessing the Company’s investment in the MVP Joint Venture for impairment, including as of March 31, 2021, may change depending on the nature or timing of resolutions to these legal or regulatory matters or based on other relevant developments. Adverse changes in circumstances relevant to the likelihood of project completion could prompt the Company, in future assessments, to apply a lower probability of project completion. Such changes in assumptions or estimates (including probability) could have a material adverse effect on the fair value of the Company's investment in the MVP Joint Venture and potentially result in an impairment.
4.    Financial Information by Business Segment
The Company reports its operations in three segments that reflect its three lines of business of Gathering, Transmission and Water, which reflects the manner in which management evaluates the business for making operating decisions and assessing performance.

	Three Months Ended March 31,
	2021	2020
	(Thousands)
Revenues from customers:
Gathering	$250,076	$310,047
Transmission	111,419	106,615
Water	18,501	36,451
Total operating revenues	$379,996	$453,113
Operating income:
Gathering (a)	$139,854	$155,228
Transmission	81,488	78,434
Water	4,477	17,752
Headquarters (b)	(239)	(9,332)
Total operating income	$225,580	$242,082

Reconciliation of operating income to net income:
Equity income (c)	$3	$54,072
Other income (d)	7,599	4,163
Loss on extinguishment of debt	41,025	24,864
Net interest expense	95,144	66,754
Income tax expense	20,416	19,139
Net income	$76,597	$189,560

(a)Impairments of long-lived assets of $55.6 million for the three months ended March 31, 2020 were included in Gathering operating income. See Note 3 for further information.
(b)Includes transaction costs and other unallocated corporate expenses.
(c)Equity income is included in the Transmission segment.
(d)Includes unrealized gains on derivative instruments recorded in the Gathering segment.

	March 31, 2021	December 31, 2020
	(Thousands)
Segment assets:
Gathering	$7,729,872	$7,739,836
Transmission (a)	4,422,347	4,357,382
Water	174,803	185,802
Total operating segments	12,327,022	12,283,020
Headquarters, including cash	461,825	442,832
Total assets	$12,788,847	$12,725,852
(a)The equity investment in the MVP Joint Venture is included in the Transmission segment.

	Three Months Ended March 31,
	2021	2020
	(Thousands)
Depreciation:
Gathering	$46,547	$40,440
Transmission	13,800	13,558
Water	8,175	7,116
Headquarters	96	234
Total	$68,618	$61,348
Expenditures for segment assets:
Gathering (a)	$48,113	$111,454
Transmission (b)	3,505	10,798
Water	4,807	3,476
Headquarters	1,157	1,876
Total (c)	$57,582	$127,604
(a)Includes approximately $1.7 million and $12.5 million of capital expenditures related to the noncontrolling interest in Eureka Midstream Holdings, LLC (Eureka Midstream) for the three months ended March 31, 2021 and 2020, respectively.
(b)Transmission capital expenditures do not include aggregate capital contributions made to the MVP Joint Venture for the MVP and MVP Southgate projects of $10.7 million and $45.2 million for the three months ended March 31, 2021 and 2020, respectively.
(c)The Company accrues capital expenditures when the work has been completed but the associated bills have not yet been paid. Accrued capital expenditures are excluded from the statements of consolidated cash flows until they are paid. The net impact of non-cash capital expenditures, including the effect of accrued capital expenditures, transfers to/from inventory as assets are completed/assigned to a project and capitalized share-based compensation costs, was $3.7 million and $24.8 million for the three months ended March 31, 2021 and 2020, respectively.
5.    Revenue from Contracts with Customers
For the three months ended March 31, 2021 and 2020, all revenues recognized on the Company's statements of consolidated comprehensive income are from contracts with customers. As of March 31, 2021 and December 31, 2020, all receivables recorded on the Company's consolidated balance sheets represented performance obligations that have been satisfied and for which an unconditional right to consideration exists.

Summary of disaggregated revenues. The tables below provide disaggregated revenue information by business segment.

	Three Months Ended March 31, 2021
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues (a)	$148,192	$101,389	$1,844	$251,425
Volumetric-based fee revenues (b)	101,884	10,030	16,657	128,571
Total operating revenues	$250,076	$111,419	$18,501	$379,996

	Three Months Ended March 31, 2020
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues (a)	$152,079	$99,597	$12,776	$264,452
Volumetric-based fee revenues	157,968	7,018	23,675	188,661
Total operating revenues	$310,047	$106,615	$36,451	$453,113

(a) For the three months ended March 31, 2021, firm reservation fee revenues associated with Gathering and Water included approximately $3.2 million and $0.5 million, respectively, of MVC unbilled revenues. For the three months ended March 31, 2020, firm reservation fee revenues associated with Gathering and Water included approximately $6.3 million and $5.0 million, respectively, of MVC unbilled revenues.
(b) For the three months ended March 31, 2021, volumetric-based fee revenues associated with Gathering included approximately $6.2 million of unbilled revenues.
Contract assets. The Company recognizes contract assets primarily in instances where billing occurs subsequent to revenue recognition and the Company's right to invoice the customer is conditioned on something other than the passage of time. The Company's contract assets primarily consist of revenue recognized under contracts containing MVCs (whereby management has concluded (i) it is probable there will be a MVC deficiency payment at the end of the then-current MVC period, which is typically the period beginning at the inception of such contracts through the successive twelve month periods after that date, and (ii) that a significant reversal of revenue recognized currently for the future MVC deficiency payment will not occur), as well as certain other contractual commitments. As a result, the Company's contract assets related to the Company's future MVC deficiency payments are generally expected to be collected within the next twelve months and are primarily included in other current assets in the Company's consolidated balance sheets until such time as the MVC deficiency payments are invoiced to the customer.
The following table presents changes in the Company's unbilled revenue balance during the three months ended March 31, 2021 and 2020:

	Unbilled Revenue
	2021	2020
	(Thousands)
Balance as of beginning of period	$18,618	$—
Revenue recognized in excess of amounts invoiced (a)	10,188	11,305
Minimum volume commitments invoiced (b)	(16,931)	—
Balance as of end of period	$11,875	$11,305
(a)Primarily includes revenues associated with unbilled MVCs that are generally included in firm reservation fee revenues within the Gathering and Water segments, as described in the Summary of Disaggregated Revenues table above, and other contractual commitments of approximately $6.2 million.
(b)Unbilled revenues are transferred to accounts receivable once the Company has an unconditional right to consideration from the customer.
Contract liabilities. As of March 31, 2021 and December 31, 2020, the Company's contract liabilities consisted of deferred revenue associated with the EQT Global GGA, including advance payments from EQT associated with the Rate Relief Shares (as defined below) acquired by the Company as consideration for certain commercial terms and the initial fair value of the Henry Hub cash bonus payment provision (as defined below). The contract liabilities are classified as current or non-current according to when such amounts are expected to be recognized. As of March 31, 2021 and December 31, 2020, the contract liabilities were classified as non-current as none of the deferred revenue is expected to be recognized in revenue during the next five years.
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
The following table presents changes in the Company's contract liability balances during the three months ended March 31, 2021 and 2020:

	Contract Liability
	2021	2020
	(Thousands)
Balance as of beginning of period	$398,750	$—
Amounts recorded during the period (a)	72,019	173,005
Amounts transferred during the period (b)	—	—
Balance as of end of period	$470,769	$173,005
(a)Includes deferred billed revenue during the three months ended March 31, 2021 associated with the EQT Global GGA.
(b)Deferred revenues are recognized as revenue upon satisfaction of the Company's performance obligation to the customer.

Summary of remaining performance obligations. The following table summarizes the estimated transaction price allocated to the Company's remaining performance obligations under all contracts with firm reservation fees and MVCs as of March 31, 2021 that the Company will invoice or transfer from contract liabilities and recognize in future periods.

	2021(a)	2022	2023	2024	2025	Thereafter	Total
	(Thousands)
Gathering firm reservation fees	$119,725	$158,728	$158,635	$157,133	$149,626	$1,193,074	$1,936,921
Gathering revenues supported by MVCs	381,065	562,069	601,269	561,891	563,413	4,811,434	7,481,141
Transmission firm reservation fees	261,713	386,931	346,599	284,527	248,850	2,391,273	3,919,893
Water revenues supported by MVCs	1,500	35,000	60,000	60,000	60,000	85,000	301,500
Total (b)	$764,003	$1,142,728	$1,166,503	$1,063,551	$1,021,889	$8,480,781	$13,639,455
(a)    April 1, 2021 through December 31, 2021.
(b)    Includes assumptions regarding timing for placing certain projects in-service, including the MVP in summer 2022. Delays in the in-service dates for projects may substantially alter the remaining performance obligations for certain contracts with firm reservation fees and/or MVCs. See Note 12 to the consolidated financial statements for a discussion of the targeted timing of the in-service date of the MVP.
Based on total projected contractual revenues, including projected contractual revenues from future capacity expected from expansion projects that are not yet fully constructed for which the Company has executed firm contracts, the Company's firm gathering contracts and firm transmission and storage contracts had weighted average remaining terms of approximately 15 years and 14 years, respectively, as of March 31, 2021.
EQT Global GGA. On the EQT Global GGA Effective Date, the Company entered into the EQT Global GGA with EQT for the provision by the Company of certain gas gathering services to EQT in the Marcellus and Utica Shales of Pennsylvania and West Virginia. Pursuant to the EQT Global GGA, EQT is subject to an initial annual MVC of 3.0 Bcf per day that gradually steps up to 4.0 Bcf per day for several years following the in-service date of the MVP. The EQT Global GGA runs from the EQT Global GGA Effective Date through December 31, 2035, and will renew annually thereafter unless terminated by EQT or the Company pursuant to its terms. Pursuant to the EQT Global GGA, the Company has certain obligations to build connections to connect EQT wells to the Company's gathering system, which are subject to geographical limitations in relation to the dedicated area in Pennsylvania and West Virginia, as well as the distance of such connections to the Company's then-existing gathering system. Management has estimated the total consideration expected to be received over the life of the EQT Global GGA, including gathering MVC revenue with a declining rate structure, the fair value of the Rate Relief Shares (as defined below) and the initial fair value of the Henry Hub cash bonus payment provision. The total consideration is allocated proportionally to the performance obligation under the contract, which is to provide daily MVC capacity over the life of the contract, in order to recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers. The performance obligations will be satisfied during the life of the contract based on a units of production methodology for the daily MVC capacity provided to EQT. Due to the declining rate structure, there will be periods during which the billable gathering MVC revenue will exceed the allocated consideration to the performance obligation, which will result in billable gathering MVC revenue being deferred to the contract liability. The deferred consideration amounts are deferred until recognized in revenue when the associated performance obligation has been satisfied and are classified as current or non-current according to when such amounts are expected to be recognized. In addition to the estimated total consideration allocated to the daily MVC, the EQT Global GGA includes other fees based on variable or volumetric-based services that will be recognized in the period the services are provided. The Company applied judgment in determining the balance sheet classification of the elements of the EQT Global GGA and Share Purchase Agreements (defined below) under the applicable accounting guidance.
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

The gathering MVC fees payable by EQT to the Company set forth in the EQT Global GGA are subject to potential reductions for certain contract years as set forth in the EQT Global GGA, conditioned upon the in-service date of the MVP, which provide for estimated aggregate fee relief of approximately $270 million in the first year after the in-service date of the MVP, approximately $230 million in the second year after the in-service date of the MVP and approximately $35 million in the third year after the in-service date of the MVP. In addition, commencing on January 1, 2022 and continuing until the earlier of (i) the in-service of the MVP and (ii) December 31, 2022, EQT will have an option to forgo approximately $145 million of the gathering fee relief in the first year after the MVP in-service date and approximately $90 million of the gathering fee relief in the second year after the MVP in-service date in exchange for a cash payment from the Company to EQT in the amount of approximately $196 million (the EQT Cash Option). As consideration for the additional rate relief subject to the EQT Cash Option, the Company purchased shares of its common stock (see Rate Relief Shares discussed and defined below) from EQT. The consideration received for future contractual rate relief associated with the Rate Relief Shares was recorded at a fair value of approximately $121.5 million as a contract liability in accordance with ASC 606 and will be recognized as revenue over the life of the contract.

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
Share Purchase Agreements. On February 26, 2020, the Company entered into two share purchase agreements (the Share Purchase Agreements) with EQT, pursuant to which the Company agreed to (i) purchase 4,769,496 shares of Equitrans Midstream common stock (the Cash Shares) from EQT in exchange for approximately $46 million in cash, (ii) purchase 20,530,256 shares of Equitrans Midstream common stock (the Rate Relief Shares and, together with the Cash Shares, the Share Purchases) from EQT in exchange for a promissory note in the aggregate principal amount of approximately $196 million (which EQT subsequently assigned to EQM as consideration for certain commercial terms under the EQT Global GGA), and (iii) pay EQT cash in the amount of approximately $7 million (the Cash Amount). On March 5, 2020, the Company completed the Share Purchases and paid the Cash Amount. The Company used proceeds from the EQM Credit Facility (defined in Note 8) to fund the purchase of the Cash Shares and to pay the Cash Amount in addition to other uses of proceeds. After the closing of the Share Purchases, the Company retired the Cash Shares and the Rate Relief Shares. Additionally, the Company recorded a $17.2 million deferred tax liability in conjunction with the Rate Relief Shares. On September 29, 2020, the Company made a prepayment to EQM of all principal, interest, fees and other obligations outstanding under the promissory note EQT assigned to EQM and the promissory note was terminated.
6.    Related Party Transactions

As of March 31, 2021, EQT remained a related party of the Company due to its ownership of 25,296,026 shares of Equitrans Midstream common stock, which represented an approximately 5.8% ownership interest in the Company, excluding the impact of the Equitrans Midstream Preferred Shares. In the ordinary course of business, the Company engaged, and continues to engage, as applicable, in transactions with EQT and its affiliates, including, but not limited to, entering into new or amending existing gathering agreements, transportation service and precedent agreements, storage agreements and water services agreements.
The following table summarizes the Company's related party transactions.

	Three Months Ended March 31,
	2021	2020
	(Thousands)
Operating revenues	$224,957	$303,800
Equity income	3	54,072
Interest income from the preferred interest in EQT Energy Supply, LLC (the Preferred Interest)	1,469	1,539
Capital contributions to the MVP Joint Venture	(10,723)	(45,150)
Principal payments received on the Preferred Interest	1,277	1,225

The following table summarizes the Company's related party receivables and payables.

	March 31, 2021	December 31, 2020
	(Thousands)
Accounts receivable	$181,051	$199,674
Contract asset	500	2,207
Investment in unconsolidated entity	2,870,219	2,796,316
Preferred Interest	103,778	105,056
Capital contributions payable to the MVP Joint Venture	72,995	10,723
Credit Letter Agreement. On February 26, 2020, in connection with the execution of the EQT Global GGA, the Company and EQT entered into a letter agreement (the Credit Letter Agreement) pursuant to which, among other things, (a) the Company agreed to relieve certain credit posting requirements for EQT, in an amount up to approximately $250 million, under its commercial agreements with EQT, subject to EQT maintaining a minimum credit rating from two of three rating agencies of (i) Ba3 with Moody’s Investors Service (Moody's), (ii) BB- with S&P Global Ratings (S&P) and (iii) BB- with Fitch Investor Services (Fitch) and (b) the Company agreed to use commercially reasonable good faith efforts to negotiate similar credit support arrangements for EQT in respect of its commitments to the MVP Joint Venture.
EQT Global GGA. See Note 5 for further detail.
Water Services Letter Agreement. See Note 5 for further detail.
Share Purchase Agreements. See Note 5 for further detail.
7.    Investment in Unconsolidated Entity
The MVP Joint Venture is constructing the Mountain Valley Pipeline (MVP), an estimated 300-mile natural gas interstate pipeline that will span from northern West Virginia to southern Virginia. The Company will operate the MVP and owned a 46.2% interest in the MVP project as of March 31, 2021. On November 4, 2019, Consolidated Edison, Inc. (Con Edison) exercised an option to cap its investment in the MVP project at approximately $530 million (excluding AFUDC). The Company and NextEra Energy, Inc. are obligated to, and RGC Resources, Inc., another member of the MVP Joint Venture owning an interest in the MVP project, has opted to, fund the shortfall in Con Edison's capital contributions, on a pro rata basis. Such funding by the Company and funding by other members has and will correspondingly increase the Company's and such other funding members' respective interests in the MVP project and decrease Con Edison's interest in the MVP project. As a result, based on the project's targeted cost of approximately $6.2 billion (excluding AFUDC), the Company's equity ownership in the

MVP project will progressively increase from approximately 46.2% to approximately 47.8%. The MVP Joint Venture is a variable interest entity because it has insufficient equity to finance its activities during the construction stage of the project. The Company is not the primary beneficiary of the MVP Joint Venture because the Company does not have the power to direct the activities that most significantly affect the MVP Joint Venture's economic performance. Certain business decisions, such as decisions to make distributions of cash, require a greater than 66 2/3% ownership interest approval, and no one member owns more than a 66 2/3% interest.
In April 2018, the MVP Joint Venture announced the MVP Southgate project, a proposed 75-mile interstate pipeline that will extend from the MVP at Pittsylvania County, Virginia to new delivery points in Rockingham and Alamance Counties, North Carolina. The Company will operate the MVP Southgate pipeline and owned a 47.2% interest in the MVP Southgate project as of March 31, 2021.
In March 2021, the MVP Joint Venture issued a capital call notice for the funding of the MVP project to MVP Holdco, LLC (MVP Holdco), a wholly owned subsidiary of the Company, for $72.9 million, of which $14.6 million and $25.8 million was paid in April 2021 and May 2021, respectively, and $32.5 million is expected to be paid in June 2021. The capital contributions payable and the corresponding increase to the investment balance are reflected on the consolidated balance sheet as of March 31, 2021.
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
As a result of EQM’s credit rating downgrades in the first quarter of 2020, EQM delivered credit support to the MVP Joint Venture in the form of letters of credit in the amounts of approximately $220.2 million and $14.2 million with respect to the MVP project and MVP Southgate project, respectively. In connection with delivering such letters of credit as replacement performance assurances, EQM's prior performance guarantees associated with the MVP and MVP Southgate projects were terminated. As of March 31, 2021, the letters of credit with respect to the MVP project and MVP Southgate project were in the amounts of approximately $231.2 million and $14.2 million, respectively. As of May 4, 2021, based on the targeted project cost, MVP Holdco's obligation to deliver a replacement letter of credit with respect to the MVP project was in the amount of approximately $273.1 million. Upon the FERC’s initial release to begin construction of the MVP Southgate project, the Company’s current letter of credit to support MVP Southgate will be terminated, and the Company will be obligated to deliver a new letter of credit (or provide another allowable form of performance assurance) in an amount equal to 33% of MVP Holdco’s proportionate share of the remaining capital obligations for the MVP Southgate project under the applicable construction budget.
As of March 31, 2021, the Company's maximum financial statement exposure related to the MVP Joint Venture was approximately $3,043 million, which consisted of the investment in unconsolidated entity balance on the consolidated balance sheet as of March 31, 2021, net of capital contributions payable, and the letters of credit outstanding under the Amended EQM Credit Facility. As of May 4, 2021, in conjunction with MVP Holdco's obligation to deliver a replacement letter of credit with respect to the MVP project, the Company's maximum financial statement exposure related to the MVP Joint Venture was approximately $3,125 million.
The following tables summarize the unaudited condensed consolidated financial statements of the MVP Joint Venture in relation to the MVP project.

Condensed Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
	(Thousands)
Current assets	$108,467	$146,054
Non-current assets	5,938,196	5,848,298
Total assets	$6,046,663	$5,994,352

Current liabilities	$185,003	$217,086
Equity	5,861,660	5,777,266
Total liabilities and equity	$6,046,663	$5,994,352
Condensed Statements of Consolidated Operations

	Three Months Ended March 31,
	2021	2020
	(Thousands)
Environmental remediation reserve	$—	$(265)
Other income	6	231
Net interest income	—	35,326
AFUDC — equity	—	82,428
Net income	$6	$117,720
8.    Debt
Equitrans Midstream Term Loan Facility. In December 2018, Equitrans Midstream entered into a term loan credit agreement (as amended in May 2019, the ETRN Term Loan Credit Agreement) that provided for a senior secured term loan facility in an aggregate principal amount of $600 million (the ETRN Term Loans). On March 3, 2020, EQM drew $650.0 million under the EQM Credit Facility and transferred such funds to the Company, pursuant to a senior unsecured term loan agreement with the Company. The Company utilized a portion of such funds to pay off all of the amounts outstanding under the ETRN Term Loans and the ETRN Term Loan Credit Agreement was terminated. As a result, the Company wrote off $24.4 million of unamortized discount and financing costs related to the ETRN Term Loan Credit Agreement. The write off charge is included in the loss on extinguishment of debt line on the statements of consolidated comprehensive income. On September 29, 2020, the Company made a prepayment to EQM of all principal, interest, fees and other obligations outstanding under the senior unsecured term loan agreement and terminated the agreement. During the period from January 1, 2020 to March 3, 2020, the weighted average annual interest rate was approximately 6.2%.
Equitrans Midstream Credit Facility. In October 2018, Equitrans Midstream entered into a senior secured revolving credit facility agreement that provided for $100 million in borrowing capacity (the Equitrans Midstream Credit Facility). Equitrans Midstream amended the Equitrans Midstream Credit Facility on December 31, 2018 to, among other things, permit the incurrence of the borrowings under the ETRN Term Loan Credit Agreement. The Equitrans Midstream Credit Facility, which was available for general corporate purposes and to fund ongoing working capital requirements, was terminated on March 3, 2020 in conjunction with the Company's termination of the ETRN Term Loan Credit Agreement (see above). As a result, the Company wrote off $0.5 million of unamortized financing costs related to the Equitrans Midstream Credit Facility. The write off charge is included in the loss on extinguishment of debt line on the statements of consolidated comprehensive income. The Company had no borrowings and no letters of credit outstanding under the Equitrans Midstream Credit Facility during the period from January 1, 2020 to March 3, 2020. Commitment fees paid to maintain credit availability under the Equitrans Midstream Credit Facility were approximately $0.1 million for the period from January 1, 2020 to March 3, 2020.
Amended EQM Revolving Credit Facility. On October 31, 2018, EQM amended and restated its unsecured revolving credit facility to increase the borrowing capacity from $1 billion to $3 billion and extend the term to October 2023 (the EQM Credit Facility). On March 30, 2020, EQM entered into an amendment to the EQM Credit Facility (as amended, the Amended EQM Credit Facility) which, among other things, amended certain defined terms and negative covenants in the EQM Credit Facility.
The Amended EQM Credit Facility is available for general partnership purposes, including to purchase assets, to make investments, to fund working capital requirements and capital expenditures and to pay distributions. Subject to satisfaction of certain conditions, the Amended EQM Credit Facility has an accordion feature that allows EQM to increase the available borrowings under the facility by up to an additional $750 million. The Amended EQM Credit Facility has a sublimit of up to $250 million for same-day swing line advances and a sublimit of up to $400 million for letters of credit. In addition, EQM has the ability to request that one or more lenders make available term loans under the Amended EQM Credit Facility, subject to the satisfaction of certain conditions. The Company’s obligations in respect of the revolving borrowings made under the Amended EQM Credit Facility are unsecured. As of March 31, 2021, no term loans were outstanding under the Amended EQM Credit Facility. Such term loans would be secured by cash, qualifying investment grade securities or a combination thereof.
As of each of March 31, 2021 and December 31, 2020, EQM had approximately $485 million of borrowings and $246 million of letters of credit outstanding under the Amended EQM Credit Facility. During the three months ended March 31, 2021, the maximum outstanding borrowing at any time was approximately $525 million and the average daily balance was approximately $489 million. EQM incurred interest at a weighted average annual interest rate of approximately 2.5% for the three months ended March 31, 2021. During the three months ended March 31, 2020, the maximum outstanding borrowing at any time was approximately $1,560 million, the average daily balance was approximately $1,027 million, and the weighted average annual interest rate was approximately 3.2%. For the three months ended March 31, 2021 and 2020, commitment fees of $2.3 million and $1.2 million, respectively, were paid to maintain credit availability under the Amended EQM Credit Facility.
See Note 12 for discussion of the Second Amendment (as defined in Note 12) to the Amended EQM Credit Facility.
Amended 2019 EQM Term Loan Agreement. In August 2019, EQM entered into a term loan agreement (the 2019 EQM Term Loan Agreement) that provided for unsecured term loans (the EQM Term Loans) in an aggregate principal amount of $1.4 billion. On March 30, 2020, EQM entered into an amendment to the 2019 EQM Term Loan Agreement (as amended, the Amended 2019 EQM Term Loan Agreement) which, among other things, amended certain defined terms and negative covenants in the 2019 EQM Term Loan Agreement.
On January 8, 2021, EQM (i) applied a portion of the proceeds from the issuance of the 2021 Senior Notes (defined below) to prepay all principal, interest, fees and other obligations outstanding under the Amended 2019 EQM Term Loan Agreement and (ii) terminated the Amended 2019 EQM Term Loan Agreement and the loan documents associated therewith. EQM repaid outstanding loans with a principal amount of $1.4 billion in connection with the termination of the Amended 2019 EQM Term Loan Agreement. Prior to its termination in January 2021, the Amended 2019 EQM Term Loan Agreement would have matured in August 2022. During the period from January 1, 2021 through January 7, 2021, and during the three months ended March 31, 2020, the weighted average annual interest rates were approximately 2.4% and 3.2%, respectively.
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
As of March 31, 2021 and December 31, 2020, Eureka had approximately $310 million and $303 million, respectively, of borrowings outstanding under the Eureka Credit Facility. For the three months ended March 31, 2021, the maximum amount of outstanding borrowings under the Eureka Credit Facility at any time was approximately $310 million, the average daily balance was approximately $305 million, and Eureka incurred interest at a weighted average annual interest rate of approximately 2.4%. For the three months ended March 31, 2020, the maximum amount of outstanding borrowings under the Eureka Credit Facility at any time was approximately $293 million, the average daily balance was approximately $293 million and Eureka incurred interest at a weighted average annual interest rate of approximately 3.9%. For the three months ended March 31, 2021 and 2020, commitment fees of $0.1 million and $0.2 million, respectively, were paid to maintain credit availability under the Eureka Credit Facility.
2021 Senior Notes. During the first quarter of 2021, EQM issued, in a private offering, $800 million aggregate principal amount of new 4.50% senior notes due 2029 (the 2029 Notes) and $1,100 million aggregate principal amount of new 4.75% senior notes due 2031 (the 2031 Notes and, together with the 2029 Notes, the 2021 Senior Notes) and received net proceeds from the offering of approximately $1,876.5 million (excluding costs related to the Tender Offers discussed below), inclusive of a discount of $19 million and debt issuance costs of $4.5 million. EQM used the net proceeds from the offering of the 2021 Senior Notes and cash on hand to repay all outstanding borrowings under the Amended 2019 EQM Term Loan Agreement, to purchase an aggregate principal amount of $500 million of its outstanding 4.75% notes due 2023 (2023 Notes) pursuant to tender offers for certain of EQM's outstanding indebtedness (such tender offers, the Tender Offers), and for general partnership purposes.

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
Tender Offers. On January 15, 2021 (the early tender deadline), the maximum principal amount for the Tender Offers was fully subscribed by the 2023 Notes tendered as of the early tender deadline and on January 20, 2021, EQM purchased an aggregate principal amount of $500 million of 2023 Notes at an aggregate cost of approximately $537 million (inclusive of the applicable early tender premium for the 2023 Notes described in that certain Offer to Purchase of EQM dated January 4, 2021, as amended, plus accrued interest).
The Company incurred a loss on the extinguishment of debt of $41.0 million during the three months ended March 31, 2021 related to the payment of the Tender Offer premium and write off of unamortized discounts and financing costs related to the prepayment of the EQM Term Loans under, and termination of, the Amended 2019 EQM Term Loan Agreement and purchase of 2023 Notes in the Tender Offers. This amount is included in the loss on extinguishment of debt line on the statements of consolidated comprehensive income.
As of March 31, 2021, EQM and Eureka were in compliance with all debt provisions and covenants.
9.    Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis. The Company records derivative instruments at fair value on a gross basis in its consolidated balance sheets. The Henry Hub cash bonus payment provision, as described in Note 5, is recorded at its estimated fair value using a Monte Carlo simulation model. Significant inputs used in the fair value measurement include NYMEX Henry Hub natural gas futures prices as of the date of valuation, the targeted in-service date of the MVP, risk-free interest rates based on U.S. Treasury rates, expected volatility of NYMEX Henry Hub natural gas futures prices and an estimated credit spread of EQT. The expected volatility of NYMEX Henry Hub natural gas futures prices used in the valuation methodology represents a significant unobservable input causing the Henry Hub cash bonus payment provision to be designated as a Level 3 fair value measurement. An expected average volatility of approximately 31% was utilized in the valuation model, which is based on market-quoted volatilities of relevant NYMEX Henry Hub natural gas forward prices. As of March 31, 2021 and December 31, 2020, the fair value of the Henry Hub cash bonus payment provision was $75.1 million and $68.0 million, respectively, which was recorded in other assets on the Company's consolidated balance sheets. During the three months ended March 31, 2021 and 2020, the Company recognized gains of $7.1 million and $4.2 million, respectively, representing the change in estimated fair value of the derivative instrument during the respective periods. The gains are reflected in other income in the Company's statements of consolidated comprehensive income.
Other Financial Instruments. The carrying values of cash and cash equivalents, accounts receivable, amounts due to/from related parties and accounts payable approximate fair value due to the short maturity of the instruments; as such, their fair values are Level 1 fair value measurements. The carrying values of borrowings under the Amended EQM Credit Facility, the Eureka Credit Facility and the Amended 2019 EQM Term Loan Agreement (before its termination) approximate fair value as the interest rates are based on prevailing market rates; these are considered Level 1 fair value measurements. As EQM's borrowings under its senior notes are not actively traded, their fair values are estimated using an income approach model that applies a discount rate based on prevailing market rates for debt with similar remaining time-to-maturity and credit risk; as such, their fair values are Level 2 fair value measurements. As of March 31, 2021 and December 31, 2020, the estimated fair values of EQM's senior notes were approximately $6,681 million and $5,495 million, respectively, and the carrying values of EQM's senior notes were approximately $6,427 million and $5,046 million, respectively. The fair value of the Preferred Interest is a Level 3 fair value measurement and is estimated using an income approach model that applies a market-based discount rate. As of March 31, 2021 and December 31, 2020, the estimated fair values of the Preferred Interest were approximately $120 million and $127 million, respectively, and the carrying values of the Preferred Interest were approximately $104 million and $105 million, respectively.
10.    Earnings Per Share
The following table sets forth the computation of the basic and diluted earnings per share attributable to Equitrans Midstream common shareholders for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021		2020
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Net income	$76,597	$76,597	$189,560	$189,560
Less: Net income attributable to noncontrolling interests (excluding EQM Series A Preferred Units)	3,914	3,914	94,327	94,327
Less: EQM Series A Preferred Units interest in net income	—	—	25,501	25,501
Less: Preferred dividends	14,628	14,628	—	—
Net income attributable to Equitrans Midstream common shareholders	$58,055	$58,055	$69,732	$69,732

Basic weighted average common shares outstanding	432,983	432,983	248,591	248,591
Dilutive securities (a)	—	175	—	—
Diluted weighted average common shares outstanding	432,983	433,158	248,591	248,591

Earnings per share of common stock attributable to Equitrans Midstream common shareholders	$0.13	$0.13	$0.28	$0.28
(a)For the three months ended March 31, 2021, the Company excluded 30,076 (in thousands) of weighted average anti-dilutive securities related to the Equitrans Midstream Preferred Shares and stock-based compensation awards. For the three months ended March 31, 2020, the Company excluded EQM’s anti-dilutive securities related to the EQM Series A Preferred Units and 522 (in thousands) of weighted average anti-dilutive securities related to stock-based compensation awards.
The Company grants Equitrans Midstream phantom units to certain non-employee directors that will be paid in Equitrans Midstream common stock upon the director's termination of service on the Board. As there are no remaining service, performance or market conditions related to these awards, 486 and 248 (in thousands) Equitrans Midstream phantom units were included in the computation of basic and diluted weighted average common shares outstanding for the three months ended March 31, 2021 and 2020, respectively.

11.     Income Taxes

The Company's effective tax rate was 21.0% for the three months ended March 31, 2021, compared to 9.2% for the three months ended March 31, 2020. For the three months ended March 31, 2021 and 2020, the Company calculated the provision for income taxes for interim periods by applying an estimate of the annual effective tax rate for the full fiscal year to "ordinary" income or loss (pre-tax income or loss excluding unusual or infrequently occurring items) for the periods. The effective tax rate was higher for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to the decrease in net income attributable to noncontrolling interests as a result of the EQM Merger and related effect on the Company's estimated annual effective tax rate for the three months ended March 31, 2021. The effective tax rate for the three months ended March 31, 2021 was lower than the statutory rate primarily due to the impact of AFUDC - equity on the MVP project and because the Company does not record income tax expense on the portion of its income attributable to the noncontrolling member of Eureka Midstream. The effective tax rate for the three months ended March 31, 2020 was lower than the statutory rate because the Company did not record income tax expense on the portion of its income attributable to the noncontrolling limited partners of EQM for the periods prior to the closing of the EQM Merger, did not record income tax expense on the portion of its income attributable to the noncontrolling member of Eureka Midstream and due to the impact of AFUDC - equity on the MVP project.
12.     Subsequent Events
EQM Credit Facility. On April 16, 2021 (the Amendment Date), EQM entered into an amendment (the Second Amendment) to the Amended EQM Credit Facility. The Second Amendment amended, among other things:
•certain defined terms, including:

•the definition of “Applicable Rate” in the Amended EQM Credit Facility such that: (i) Base Rate Loans (as defined in the Amended EQM Credit Facility, as amended by the Second Amendment) bear interest at a base rate plus a margin of 0.125% to 2.000% determined on the basis of EQM’s then-current credit ratings and (ii) Eurodollar Rate Loans (as defined in the Amended EQM Credit Facility, as amended by the Second Amendment) bear interest at a Eurodollar Rate (as defined in the Amended EQM Credit Facility, as amended by the Second Amendment) plus a margin of 1.125% to 3.000% also determined on the basis of EQM’s then-current credit ratings; and

•the definition of “Qualified Project” in the Amended EQM Credit Facility and certain related definitions, which, collectively, have the effect of removing the designation of the MVP project and the Hammerhead project as Qualified Projects on a go-forward basis after March 31, 2021 under the Amended EQM Credit Facility, as amended by the Second Amendment, and eliminating certain addbacks to Consolidated EBITDA (as defined in the Amended EQM Credit Facility, as amended by the Second Amendment) that previously were available in connection with the MVP project and the Hammerhead project; and

•the financial covenant under the Amended EQM Credit Facility, pursuant to which, except for certain measurement periods following the consummation of certain acquisitions during which the Consolidated Leverage Ratio (as defined in the Amended EQM Credit Facility, as amended by the Second Amendment) cannot exceed the greater of 5.50 to 1.00 or the maximum ratio otherwise permitted under the Amended EQM Credit Facility, as amended by the Second Amendment, for the applicable period, the Consolidated Leverage Ratio cannot exceed, (i) for each fiscal quarter ending on and after June 30, 2021 and on or prior to September 30, 2022, 5.95 to 1.00, (ii) for the fiscal quarter ending on December 31, 2022, 5.25 to 1.00, and (iii) for each fiscal quarter ending after December 31, 2022, 5.00 to 1.00.

The Second Amendment also reduced the aggregate commitments available under the Amended EQM Credit Facility, as amended by the Second Amendment, to $2.25 billion, and the commitment of each lender thereunder was reduced accordingly on a pro rata basis.

Mountain Valley Pipeline. Related to the MVP Joint Venture’s pursuit of authorizations to effect stream and wetland crossings on the MVP project route, on March 29, 2021 and April 26, 2021, the Virginia Department of Environmental Quality (the VADEQ) and the West Virginia Department of Environmental Protection (the WVDEP), respectively, requested additional time from the U.S. Army Corps of Engineers (the Army Corps) to address pending MVP Joint Venture applications for Section 401 water quality certification approvals or waivers. Based on the Company’s understanding of continuing discussions, including those held on May 3, 2021, involving the Army Corps, the VADEQ and the WVDEP that indicate a longer review period than the Company anticipated at March 31, 2021, the Company modified its targeted in-service date for the MVP project in the second quarter of 2021 to summer 2022 at a total project cost of approximately $6.2 billion (excluding AFUDC). As a result, the Company is currently evaluating the impact of the modified targeted in-service date to the EQT Global GGA and the

Company’s investment in the MVP to its future results of operations and financial position. See Note 5 to the consolidated financial statements for a discussion of the EQT Global GGA.

EQUITRANS MIDSTREAM CORPORATION
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of financial condition and results of operations in conjunction with the consolidated financial statements, and the notes thereto, included elsewhere in this report.
Cautionary Statements
Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Section 27A of the Securities Act of 1933, as amended (the Securities Act). Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as "anticipate," "estimate," "could," "would," "will," "may," "forecast," "approximate," "expect," "project," "intend," "plan," "believe," "target" and other words of similar meaning in connection with any discussion of future operating or financial matters. Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the matters discussed in the section captioned "Outlook" in Part 1, "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," and the expectations of plans, strategies, objectives, and growth and anticipated financial and operational performance of Equitrans Midstream and its affiliates, including:
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
•the effects of conversion, if at all, of the Equitrans Midstream Preferred Shares;
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
•dividend amounts, timing and rates;
•changes in commodity prices and the effect of commodity prices on the Company's business;
•future decisions of customers in respect of curtailing natural gas production, choke management, timing of turning wells in line, rig and completion activity and related impacts on the Company's business;
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
•the Company's ability to achieve its environmental, social and governance (ESG) and sustainability goals (including goals set forth in its climate policy);
•the effects of government regulation; and
•tax status and position.
The forward-looking statements included in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company has based these forward-looking statements on management's current expectations and assumptions about future events. While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, judicial and other risks and uncertainties, many of which are difficult to predict and are beyond the Company's control. The risks and uncertainties that may affect the operations, performance and results of the Company's business and forward-looking statements include, but are not limited to, those set forth under "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, as are updated by this Quarterly Report on Form 10-Q.
Any forward-looking statement speaks only as of the date on which such statement is made and the Company does not intend to correct or update any forward-looking statement, unless required by securities law, whether as a result of new information, future events or otherwise.

Executive Overview

Net income attributable to Equitrans Midstream common shareholders was $58.1 million for the three months ended March 31, 2021 compared to $69.7 million for the three months ended March 31, 2020. The decrease resulted primarily from lower operating revenues on Gathering (primarily due to impacts of the EQT Global GGA) and Water, lower equity income from the Company's investment in the MVP Joint Venture, higher net interest expense and additional loss on extinguishment of debt charges, partially offset by lower net income attributable to noncontrolling interests, and impairment charges associated with long-lived assets on Gathering and transaction costs during the first quarter of 2020. See Note 5 to the consolidated financial statements for a discussion of deferred revenues under the EQT Global GGA.

COVID-19 Update

The COVID-19 outbreak, which has resulted in a severe global economic downturn and has caused increased volatility in and intermittent disruptions to the global financial and credit markets, remains ongoing. While COVID-19 has significantly impacted the manner in which the Company’s employees and contractors perform their job functions, the outbreak has had, and continues to have, a minimal impact on the Company’s overall operations. However, the situation surrounding COVID-19 remains fluid and the Company continues to actively manage its response to the COVID-19 pandemic in collaboration with relevant parties and to take steps intended to protect the safety and health of its employees, customers and communities, and to support the continued delivery of safe and reliable service to its customers and the communities it serves.
In response to COVID-19, the Company has proactively undertaken and continued a number of companywide measures intended to promote the safety and health of field and office-based employees and contractors and the Company's operations have been able to maintain a consistent level of effectiveness through the measures taken. These measures include, among other things, implementing a mandatory work-from-home protocol for a substantial majority of the Company’s employees that remains ongoing as of the filing date of this Quarterly Report on Form 10-Q, instituting enhanced self-protection and office sanitation measures (including face covering protocols and practicing social distancing where possible), eliminating non-essential business travel, providing certain medical benefit enhancements, and timely communicating updates to employees and other relevant parties. Further, additional mitigation efforts have been implemented in connection with the Company’s field operations and the Company has provided support to local communities through corporate giving and the Equitrans Midstream Foundation. The Company believes that it is following best practices under COVID-19 guidance and intends to continue to refine its practices as additional guidance is released and assess potential impacts from COVID-19 to its financial position and operating results, as well as any regulatory and legislative activities relating to COVID-19 that could impact its business.

Notwithstanding the outbreak’s minimal impact to date on the Company’s overall operations, the Company is unable to predict, in light of the ongoing and dynamic nature of the circumstances related to COVID-19 and infection levels, any future impact the outbreak may have on the Company’s business, results of operations and financial condition. The extent of COVID-19’s impact on the Company will depend on future developments, which are highly uncertain and cannot be predicted with any reasonable degree of certainty, including new information which may emerge concerning the severity of COVID-19 (or variants of the disease), the duration of the outbreak, spikes in infection rates and related economic effects and after effects (including on the natural gas industry), the pace and scale of economic recovery, and actions taken to contain COVID-19 or its impact, including vaccine acceptance, distribution and effectiveness, among others. For further information regarding the potential impact of COVID-19, see "The outbreak of COVID-19 (or any future pandemic), and related declines in economic output and demand for natural gas, could harm our business, results of operations and financial condition." under "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

Business Segment Results
Operating segments are revenue-producing components of an enterprise for which separate financial information is produced internally and is subject to evaluation by the chief operating decision maker in deciding how to allocate resources. Headquarters costs consist primarily of transaction costs and other unallocated corporate expenses. Net interest expense, components of other income and income tax expense are managed on a consolidated basis. The Company has presented each segment's operating income, other income, equity income and various operational measures in the following sections. Management believes that the presentation of this information is useful to management and investors regarding the financial condition, results of operations and trends of its segments. The Company has reconciled each segment's operating income to the Company's consolidated operating income and net income in Note 4 to the consolidated financial statements.

Gathering Results of Operations

	Three Months Ended March 31,
	2021	2020	% Change
	(Thousands, except per day amounts)
FINANCIAL DATA
Firm reservation fee revenues (a)	$148,192	$152,079	(2.6)
Volumetric-based fee revenues (b)	101,884	157,968	(35.5)
Total operating revenues	250,076	310,047	(19.3)
Operating expenses:
Operating and maintenance	22,666	18,878	20.1
Selling, general and administrative	24,804	21,235	16.8
Transaction costs	—	4,104	(100.0)
Depreciation	46,547	40,440	15.1
Amortization of intangible assets	16,205	14,581	11.1
Impairments of long-lived assets	—	55,581	(100.0)
Total operating expenses	110,222	154,819	(28.8)
Operating income	$139,854	$155,228	(9.9)

Other income (c)	$7,135	$4,170	71.1

OPERATIONAL DATA
Gathered volumes (BBtu per day)
Firm capacity (d)	5,244	3,282	59.8
Volumetric-based services	3,345	5,014	(33.3)
Total gathered volumes	8,589	8,296	3.5

Capital expenditures (e)	$48,113	$111,454	(56.8)
(a)For the three months ended March 31, 2021 and 2020, firm reservation fee revenues included approximately $3.2 million and $6.3 million, respectively, of MVC unbilled revenues.
(b)For the three months ended March 31, 2021, volumetric-based fee revenues included approximately $6.2 million of unbilled revenues.
(c)Other income includes the unrealized gains on derivative instruments associated with the Henry Hub cash bonus payment provision. See "Other Income Statement Items" below for further information.
(d)Includes volumes up to the contractual MVC under agreements structured with MVCs. Volumes in excess of the contractual MVC are reported under Volumetric-based services.
(e)Includes approximately $1.7 million and $12.5 million of capital expenditures related to the noncontrolling interest in Eureka Midstream for the three months ended March 31, 2021 and 2020, respectively.
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Gathering operating revenues decreased by $60.0 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Firm reservation fee revenues decreased by $3.9 million primarily due to $72.0 million of deferred revenue resulting from the EQT Global GGA, partly offset by $61.0 million of increased MVC revenues resulting from the EQT Global GGA and increased firm capacity by other producers. Volumetric-based fee revenues decreased by $56.1 million primarily due to increased MVC revenues attributable to volumes that previously were subject to volumetric-based fees prior to the EQT Global GGA. See Note 5 to the consolidated financial statements for a discussion of deferred revenues under the EQT Global GGA.
Gathering operating expenses decreased by $44.6 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily as a result of the impairments of long-lived assets (which consisted of gathering assets and customer-related intangible assets totaling $55.6 million, as described in Note 3 to the consolidated financial statements) and transaction costs associated with the EQM Merger and related transactions, in each case during the first quarter of 2020, partially offset by a $3.8 million increase in operating and maintenance expense in the first quarter of 2021 primarily associated with an increase in repairs and maintenance expense. In addition, selling, general and administrative expense increased by $3.6 million in the first quarter of 2021 primarily due to higher professional services fees and depreciation expense increased by $6.1 million in the first quarter of 2021 as a result of additional assets placed in-service.
See "Outlook" and Note 3 to the consolidated financial statements for further discussion of the impairments of long-lived assets. See also “Outlook” for discussions of certain customer production curtailments during 2020 and Note 5 to the consolidated financial statements for discussions of the EQT Global GGA and the transactions related thereto, including the gathering fee relief to EQT thereunder. As was the case for the Gathering operating revenues during the first quarter of 2021, the Company expects that the revenues resulting from the MVCs under the EQT Global GGA will increase the proportion of the Company's total operating revenues that are firm reservation fee revenues, and correspondingly decrease the portion of the Company's total operating revenues that are volumetric-based fee revenues, in future periods. Firm reservation fee revenues under the Company’s Hammerhead gathering agreement with EQT (which is subject to a pending dispute with EQT) are also expected to contribute to an increase in the Company’s firm reservation fee revenues. See also “Outlook” for discussions of the Hammerhead dispute with EQT and the Gulfport Energy Corporation (Gulfport) bankruptcy.

Transmission Results of Operations

	Three Months Ended March 31,
	2021	2020	% Change
	(Thousands, except per day amounts)
FINANCIAL DATA
Firm reservation fee revenues	$101,389	$99,597	1.8
Volumetric-based fee revenues	10,030	7,018	42.9
Total operating revenues	111,419	106,615	4.5
Operating expenses:
Operating and maintenance	7,282	9,441	(22.9)
Selling, general and administrative	8,849	5,182	70.8
Depreciation	13,800	13,558	1.8
Total operating expenses	29,931	28,181	6.2
Operating income	$81,488	$78,434	3.9

Equity income	$3	$54,072	(100.0)

OPERATIONAL DATA
Transmission pipeline throughput (BBtu per day)
Firm capacity reservation	2,937	3,000	(2.1)
Volumetric-based services	9	15	(40.0)
Total transmission pipeline throughput	2,946	3,015	(2.3)

Average contracted firm transmission reservation commitments (BBtu per day)	4,424	4,453	(0.7)

Capital expenditures (a)	$3,505	$10,798	(67.5)
(a)Transmission capital expenditures do not include capital contributions made to the MVP Joint Venture for the MVP and MVP Southgate projects of approximately $10.7 million and $45.2 million for the three months ended March 31, 2021 and 2020, respectively.
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Transmission operating revenues increased by $4.8 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Firm reservation fee revenues increased by $1.8 million primarily due to customers contracting for additional firm transmission capacity. Volumetric-based fee revenues increased by $3.0 million primarily due to higher park and loan activity and increased usage fees.
Operating expenses increased by $1.8 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily as a result of higher selling, general and administrative expense resulting from increased professional service fees and personnel costs, partly offset by lower operating and maintenance expense primarily due to operational efficiencies.
Equity income decreased by $54.1 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 due to the decrease in the MVP Joint Venture's AFUDC on the MVP project for the three months ended March 31, 2021. Effective January 2021, the MVP Joint Venture temporarily suspended AFUDC on the MVP project until growth construction activities resume. Depending on the timing for when growth construction activities may resume, the Company’s equity income could be negatively impacted in future periods, and such impact could be substantial.

Water Results of Operations

	Three Months Ended March 31,
	2021	2020	% Change
	(Thousands)
FINANCIAL DATA
Firm reservation fee revenues (a)	$1,844	$12,776	(85.6)
Volumetric-based fee revenues	16,657	23,675	(29.6)
Total operating revenues	18,501	36,451	(49.2)
Operating expenses:
Operating and maintenance	4,135	10,103	(59.1)
Selling, general and administrative	1,714	1,480	15.8
Depreciation	8,175	7,116	14.9
Total operating expenses	14,024	18,699	(25.0)
Operating income	$4,477	$17,752	(74.8)

OPERATIONAL DATA
Water services volumes (MMgal)
Firm capacity reservation (b)	36	210	(82.9)
Volumetric-based services	380	383	(0.8)
Total water volumes	416	593	(29.8)

Capital expenditures	$4,807	$3,476	38.3
(a)    For the three months ended March 31, 2021 and 2020, firm reservation fee revenues included approximately $0.5 million and $5.0 million, respectively, of MVC unbilled revenues.
(b)    Includes volumes up to the contractual MVC under agreements structured with MVCs. Volumes in excess of the contractual MVC are reported under Volumetric-based services.
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Water operating revenues decreased by $18.0 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Firm reservation fee revenues decreased by $10.9 million primarily as a result of decreased revenues associated with contractually lower MVCs, including decreased unbilled revenue associated with the contractually lower MVCs. Volumetric-based fee revenues decreased $7.0 million primarily due to decreased realized rates on a per gallon basis. A majority of the fresh water delivery fees the Company charges per gallon of water are tiered and thus are lower on a per gallon basis once certain volumetric thresholds are met.
Water operating expenses decreased by $4.7 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 as a result of lower operating and maintenance expense primarily due to overall lower customer activity resulting in lower fresh water and produced water costs, partly offset by an increase in depreciation expense as a result of additional assets placed in-service.
The Company’s water services are directly associated with producers’ well completion activities and fresh and produced water needs (which are partially driven by horizontal lateral lengths and the number of completion stages per well). Therefore, the Water operating results traditionally fluctuate from year-to-year in response to producers’ well completion activities and water operating results for interim periods are not necessarily indicative of the results for any year, including the year ending December 31, 2021.
Other Income Statement Items
Other Income

Other income increased by $3.4 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily due to a $3.0 million increase in unrealized gain on derivative instruments associated with the Henry Hub cash bonus payment provision related to an increase in NYMEX Henry Hub natural gas futures prices.
Loss on Extinguishment of Debt
Loss on extinguishment of debt increased $16.2 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The Company incurred a loss on the extinguishment of debt of $41.0 million during the three months ended March 31, 2021 related to the payment of the Tender Offer premium and write off of unamortized discounts and financing costs related to the prepayment of the EQM Term Loans under, and termination of, the Amended 2019 EQM Term Loan Agreement and purchase of 2023 Notes in the Tender Offers. During the three months ended March 31, 2020, the Company incurred a loss on the extinguishment of debt of $24.9 million related to the write off of unamortized discounts and financing costs related to the prepayment and termination of the ETRN Term Loan Credit Agreement and the Equitrans Midstream Credit Facility. See Note 8 to the consolidated financial statements for additional discussion.

Net Interest Expense

Net interest expense increased $28.4 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to higher interest expense of $26.0 million associated with the $700 million aggregate principal amount of 6.00% senior unsecured notes due 2025 and $900 million aggregate principal amount of 6.50% senior unsecured notes due 2027 issued by EQM in June 2020 and $20.9 million associated with the 2021 Senior Notes and decreased capitalized interest and AFUDC - debt of $8.1 million, partially offset by lower interest expense of $26.9 million primarily associated with the termination of the Amended 2019 EQM Term Loan Agreement and the ETRN Term Loan Credit Agreement, decreased borrowings under the Amended EQM Credit Facility and lower interest on the 2023 Notes as a result of the Tender Offers. As a result of the issuance of the 2021 Senior Notes and use of those proceeds to pay off other outstanding debt, the Company expects interest expense to increase in future periods.

See also Note 8 to the consolidated financial statements for a discussion of certain of the Company's outstanding debt.

See Note 12 for discussion of the Second Amendment (as defined in Note 12) to the Amended EQM Credit Facility.
Income Taxes
See Note 11 to the consolidated financial statements for an explanation of the increase in income taxes for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.
The Company files a consolidated income tax return for federal income taxes and uses the asset and liability method to account for income taxes. EQM is a limited partnership for U.S. federal and state income tax purposes. Eureka Midstream is a limited liability company for such purposes. EQM and Eureka Midstream are not subject to U.S. federal or state income taxes.
All of Eureka Midstream's income is, and for the period prior to the closing of the EQM Merger all of EQM's income was, included in the Company's pre-tax income; however, the Company does not record income tax expense on the portions of its income attributable to the noncontrolling member of Eureka Midstream and did not record income tax expense on the portions of its income attributable to the noncontrolling limited partners of EQM for the periods prior to the closing of the EQM Merger. This reduces the Company's effective tax rate in periods when the Company has consolidated pre-tax income. The Company's effective tax rate for periods following the EQM Merger has been, and the Company expects its effective tax rate for future periods will be, generally higher than the pre-EQM Merger periods due to the decrease in net income attributable to noncontrolling interests as a result of the EQM Merger and related Restructuring.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests decreased $115.9 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily as a result of the reduction in noncontrolling interest in connection with the EQM Merger and the Restructuring.
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
Outlook
The Company's strategically-located assets overlay core acreage in the Appalachian Basin. The location of the Company's assets allows its producer customers to access major demand markets in the U.S. The Company is one of the largest natural gas gatherers in the U.S., and its largest customer, EQT, was the largest natural gas producer in the U.S. based on average daily sales volumes as of December 31, 2020. The Company maintains a stable cash flow profile, with approximately 66% of its revenue for the three months ended March 31, 2021 generated by firm reservation fees. Further, the percentage of the Company's revenues that are generated by firm reservation fees is expected to increase in future years as a result of the 15-year term EQT Global GGA, which includes an MVC that became effective on April 1, 2020 of 3.0 Bcf per day and gradually steps up to 4.0 Bcf per day for several years following the full in-service date of the MVP project. This contract structure enhances the stability of the Company's cash flows and limits its direct exposure to commodity price risk.
The Company's principal strategy is to achieve greater scale and scope and enhance the durability of its financial strength, which the Company expects will drive future growth and investment. The Company is implementing its strategy by leveraging its existing assets, executing on its growth projects (including through potential expansion and extension opportunities), focusing on ESG and sustainability initiatives, and, where appropriate, seeking and executing on strategically-aligned acquisition and joint venture opportunities and other strategic transactions, while strengthening its balance sheet through:
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

•Mountain Valley Pipeline. The MVP is being constructed by a joint venture among the Company and affiliates of each of NextEra Energy, Inc., Con Edison, AltaGas Ltd. and RGC Resources, Inc. As of March 31, 2021, the Company owned an approximate 46.2% interest in the MVP project and will operate the MVP. The MVP is an estimated 300-mile, 42-inch diameter natural gas interstate pipeline with a targeted capacity of 2.0 Bcf per day that will span from the Company's existing transmission and storage system in Wetzel County, West Virginia to Pittsylvania County, Virginia, providing access to the growing Southeast demand markets. The MVP Joint Venture has secured a total of 2.0 Bcf per day of firm capacity commitments at 20-year terms. Additional shippers have expressed interest in the MVP project and the MVP Joint Venture is evaluating an expansion opportunity that could add approximately 0.5 Bcf per day of capacity through the installation of incremental compression. The MVP Joint Venture is also evaluating other future pipeline extension projects.

In October 2017, the FERC issued the Certificate of Public Convenience and Necessity (the Certificate) for the MVP. In the first quarter of 2018, the MVP Joint Venture received limited notice to proceed with certain construction activities from the FERC and commenced construction. Following a comprehensive review of all outstanding stream and wetland crossings across the approximately 300-mile MVP project route, on February 19, 2021, the MVP Joint Venture submitted (i) a joint application package to each of the Huntington, Pittsburgh and Norfolk Districts of the U.S. Army Corps of Engineers (Army Corps) that requests an Individual Permit from the Army Corps to cross certain streams and wetlands utilizing open cut techniques (the Army Corps Individual Permit) and (ii) an application to amend the Certificate that seeks FERC authority to cross certain streams and wetlands utilizing alternative trenchless construction methods. Related to seeking the Army Corps Individual Permit, on March 4, 2021, the MVP Joint Venture submitted applications to each of the West Virginia Department of Environmental Protection (WVDEP) and the Virginia Department of Environmental Quality (VADEQ) seeking Section 401 water quality certification approvals or waivers (such approvals or waivers, the State 401 Approvals).

While the MVP Joint Venture anticipated that the applications would be acted upon within approximately six months and the agencies are continuing to process the applications, both the VADEQ and WVDEP submitted requests to the Army Corps for additional time to address the applications. Based on the Company’s understanding of discussions occurring in April (which discussions continue, including as recently as May 3, 2021), involving the Army Corps and the VADEQ and WVDEP regarding the requested extensions, the Company expects that the Army Corps will grant the VADEQ and WVDEP additional review time and, in light of the agencies' rationales for seeking extensions, is supportive of that action. Taking into account that discussions regarding the extensions remain ongoing and the likelihood of a longer review period than originally anticipated and, as a result, the potential for certain time of year restrictions (unless waived or alternative crossing authority is obtained) and seasonal challenges to affect construction, as well as seasonal carrying costs, the Company is targeting a full in-service date for the MVP project in summer 2022 at a total project cost of approximately $6.2 billion (excluding AFUDC).

In order to complete the project in accordance with the targeted full in-service date and cost, the MVP Joint Venture must, among other things, timely receive the Army Corps Individual Permit (as well as timely receive the State 401 Approvals and, as necessary, certain other state-level approvals), and timely receive authorization from the FERC to amend the Certificate to utilize alternative trenchless construction methods for certain stream and wetland crossings. The MVP Joint Venture also must (i) maintain and, as applicable, timely receive required authorizations, including authorization to proceed with construction, related to the Jefferson National Forest (JNF) from the Bureau of Land Management (BLM), the U.S. Forest Service (USFS) and the FERC; (ii) continue to have available the orders previously issued by the FERC modifying its prior stop work orders and extending the MVP Joint Venture’s prescribed time to complete the MVP project; (iii) timely receive authorization from the FERC to complete construction work in the portion of the project route currently remaining subject to the FERC’s previous stop work order; and (iv) continue to be authorized to work under the Biological Opinion and Incidental Take Statement issued by the United States Department of the Interior’s Fish and Wildlife Service (FWS) for the MVP project. In each case, any such foregoing or other authorizations must remain in effect notwithstanding any pending or future challenge thereto. For further information regarding litigation and regulatory related delays affecting the completion of the MVP project, see "Item 1. Legal Proceedings" in Part II of this Quarterly Report on Form 10-Q. See also "The regulatory approval process for the construction of new midstream assets is very challenging, and decisions by regulatory and judicial authorities in pending or potential proceedings could impact our or the MVP Joint Venture's ability to obtain or maintain in effect all approvals and authorizations necessary to complete certain projects on the targeted time frame or at all or our ability to achieve the expected investment returns on the projects." included in "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 for additional discussion of risks in respect of the targeted in-service date and cost discussed above.

On November 4, 2019, Con Edison exercised an option to cap its investment in the MVP project at approximately $530 million (excluding AFUDC). The Company and NextEra Energy, Inc. are obligated, and RGC Resources, Inc., another member of the MVP Joint Venture owning an interest in the MVP project, has opted, to fund the shortfall in Con Edison's capital contributions on a pro rata basis. Such funding by the Company and funding by other members has and will correspondingly increase the Company's and such other members' respective interests in the MVP project and decrease Con Edison's interest in the MVP project. As a result, based on the MVP project's approximate $6.2 billion (excluding AFUDC) targeted cost, the Company's ownership interest in the MVP project will progressively increase from approximately 46.2% to approximately 47.8%.

Through March 31, 2021, based on the MVP project's targeted cost, the Company had funded approximately $2.3 billion of its estimated total capital contributions of approximately $3.1 billion (inclusive of additional contributions required due to the Con Edison cap described above), including approximately $160 million in excess of the Company's ownership interest. For 2021, the Company expects to make total capital contributions of $265 million to $315 million to the MVP Joint Venture for purposes of the MVP project, depending on the timing of construction of the project, of which approximately $9.1 million had been contributed to the MVP Joint Venture as of March 31, 2021.

•Wellhead Gathering Expansion Projects and Hammerhead Pipeline. During the three months ended March 31, 2021, the Company invested approximately $48.1 million in gathering projects (inclusive of capital expenditures related to the noncontrolling interest in Eureka Midstream). For 2021, the Company expects to invest approximately $285 million to $315 million in gathering projects (inclusive of expected capital expenditures related to the noncontrolling interest in Eureka Midstream). The primary projects include infrastructure expansion of core development areas in the Marcellus and Utica Shales in southwestern Pennsylvania, southeastern Ohio and northern West Virginia for EQT, Range Resources Corporation (Range Resources) and other producers.

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
•Transmission Projects. During the three months ended March 31, 2021, the Company invested approximately $3.5 million in transmission projects. For 2021, the Company expects to invest approximately $30 million to $50 million in transmission projects.

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

•MVP Southgate Project. In April 2018, the MVP Joint Venture announced the MVP Southgate project, a proposed 75-mile interstate pipeline that will extend from the MVP at Pittsylvania County, Virginia to new delivery points in Rockingham and Alamance Counties, North Carolina. The MVP Southgate project is backed by a 300 MMcf per day firm capacity commitment from Dominion Energy North Carolina. As designed, the MVP Southgate project has expansion capabilities that could provide up to 900 MMcf per day of total capacity. The MVP Southgate project is estimated to cost a total of approximately $450 million to $500 million, which is expected to be spent primarily in 2022. The Company expects to fund approximately $225 million of the overall project cost. During the three months ended March 31, 2021, the Company made approximately $1.6 million of capital contributions to the MVP Joint Venture for the MVP Southgate project. For 2021, the Company expects to make capital contributions of approximately $10 million to the MVP Joint Venture for the MVP Southgate project. The Company will operate the MVP Southgate and, as of March 31, 2021, owned a 47.2% interest in the MVP Southgate project. The MVP Joint Venture submitted the MVP Southgate certificate application to the FERC in November 2018. The Final Environmental Impact Statement for the MVP Southgate project was issued on February 14, 2020. In June 2020, the FERC issued the Certificate of Public Convenience and Necessity for the MVP Southgate; however, the FERC, while authorizing the project, directed the Office of Energy Projects not to issue a notice to proceed with construction until necessary federal permits are received for the MVP project and the Director of the Office of Energy Projects lifts the stop work order and authorizes the MVP Joint Venture to continue constructing the MVP project. On August 11, 2020, the North Carolina Department of Environmental Quality (NCDEQ) denied the MVP Southgate project's application for a Clean Water Act Section 401 Individual Water Quality Certification and Jordan Lake Riparian Buffer Authorization due to uncertainty surrounding the completion of the MVP project. On March 11, 2021, the Fourth Circuit Court of Appeals, pursuant to an appeal filed by the MVP Joint Venture, vacated the NCDEQ's denial and remanded the matter to the NCDEQ for additional review. On April 29, 2021, the NCDEQ reissued its denial of the MVP Southgate project's application for a Clean Water Act Section 401 Individual Water Quality Certification and Jordan Lake Riparian Buffer Authorization. Based on the updated targeted full in-service date for the MVP and expectations regarding MVP Southgate permit approval timing, the Company is targeting commencing construction on the MVP Southgate in 2022 and placing the MVP Southgate in-service during the spring of 2023. See the discussion of litigation and regulatory related delays affecting the completion of the MVP Southgate project set forth in "Item 1. Legal Proceedings" in Part II of this Quarterly Report on Form 10-Q.
•Water Operations. During the three months ended March 31, 2021, the Company invested approximately $4.8 million in its fresh water delivery infrastructure. For 2021, the Company expects to invest approximately $20 million in the operations of its fresh water delivery infrastructure in Pennsylvania and Ohio.
See further discussion of capital expenditures in the "Capital Requirements" section below.
EQT Global GGA. On February 27, 2020, the Company announced the EQT Global GGA, which is a 15-year contract that includes, among other things, a 3.0 Bcf per day MVC (which gradually steps up to 4.0 Bcf per day for several years following the full in-service date of the MVP project) and the dedication of a substantial majority of EQT’s core acreage in Pennsylvania and West Virginia to the Company. Under the EQT Global GGA, EQT will receive certain gathering fee relief over a period of three years following the in-service date of the MVP, subject to any exercise of the EQT Cash Option (as further described in Note 5 to the consolidated financial statements). The EQT Global GGA replaced 14 previous gathering agreements between EQT and the Company.
Under the EQT Global GGA, the performance obligation is to provide daily MVC capacity and as such the total consideration is allocated proportionally to the daily MVC over the life of the contract. In periods that the gathering MVC revenue billed will exceed the allocated consideration, the excess will be deferred to the contract liability and recognized in revenue when the performance obligation has been satisfied. Assuming a full in-service date in summer 2022 for the MVP, the deferral to the contract liability is expected to increase by approximately $296 million for 2021 and by approximately $67 million during 2022. While the 3.0 Bcf per day MVC capacity became effective on April 1, 2020, additional daily MVC capacity and the associated gathering MVC fees payable by EQT to the Company as set forth in the EQT Global GGA are conditioned upon the full in-service date of the MVP. There are ongoing legal and regulatory matters that must be resolved before the MVP project can be completed which could have a material effect on the performance obligation, the allocation of the total consideration over the life of the contract and the gathering MVC fees payable by EQT under the contract.
Based on the Henry Hub natural gas forward strip prices as of April 30, 2021 and the terms of the Henry Hub cash bonus payment provision, any further delays in the in-service date for the MVP project, including beyond the most recent targeted full in-service of summer 2022, would decrease the estimated fair value of the derivative asset attributable to the Henry Hub cash bonus payment provision, and such decrease may be substantial. Such changes in estimated fair value, if any, would be recognized in other income on the Company’s statements of consolidated comprehensive income.
For a discussion of the Company's commercial relationship with EQT and related considerations, including risk factors, see the Company's Annual Report on Form 10-K for the year ended December 31, 2020, as updated by this Quarterly Report on Form 10-Q. See also Note 5 to the consolidated financial statements for additional information regarding the EQT Global GGA, and the transactions related thereto. For further discussion on litigation and regulatory challenges affecting the completion of the MVP project, see "Outlook" above and "Item 1. Legal Proceedings" in Part II of this Quarterly Report on Form 10-Q.
Hammerhead Pipeline. On September 23, 2020, EQT and certain affiliates of EQT instituted arbitration proceedings against the Company by filing a Demand for Arbitration with the American Arbitration Association. The arbitration arises out of the Hammerhead gathering agreement, pursuant to which the Company agreed to construct the Hammerhead pipeline and gather gas for EQT. EQT sought a declaratory judgment that it may exercise an early termination right and purchase the Hammerhead pipeline and related facilities under the terms of the Hammerhead gathering agreement. With its Demand for Arbitration, EQT also sought emergency relief, asking that an emergency arbitrator: (i) resolve the parties’ dispute on the merits by October 1, 2020; or (ii) alternatively, toll the contractual deadline for EQT’s exercise of its termination right, which was set to expire on October 11, 2020, until after the parties’ dispute was resolved. On October 6, 2020, the emergency arbitrator issued an order denying EQT’s request for emergency resolution on the merits but tolling the early termination deadline until the arbitration has been resolved. The Company’s answer to the Notice of Arbitration was filed on October 8, 2020, and the parties are currently engaged in arbitration with a hearing currently scheduled for June 28, 2021. The Company will vigorously defend against EQT’s claims and litigate the Company’s rights, including the assertion of appropriate counterclaims.
Gulfport Bankruptcy. On November 13, 2020, Gulfport commenced bankruptcy proceedings. On November 24, 2020, Gulfport moved to reject its gas gathering agreements with the Company and made certain related court filings, which motions the Company opposed. On April 21, 2021, Gulfport acted to assume the gas gathering agreements with the Company, which assumption was confirmed by the bankruptcy court in a subsequent hearing.

Commodity Prices. The Company’s business is dependent on continued natural gas production and the availability and development of reserves in its areas of operation. Low prices for natural gas and NGLs adversely affect development of additional reserves and production that is accessible by the Company’s pipeline and storage assets, which also negatively affects the Company’s water services business.

The outbreak of COVID-19 directly resulted in a significant decrease in demand for oil and NGLs and, together with events affecting the level of oil supplies, negatively impacted the prices of those commodities. The revised outlook for oil and other liquids prices caused a significant reduction in the number of operating drilling rigs in the United States from January 2020 levels (according to average rig count data from Baker Hughes) and oil and associated natural gas and NGL production to be curtailed during portions of 2020. Although commodity prices have stabilized and improved from 2020 lows, the number of operating drilling rigs has not returned to pre-COVID-19 levels as exploration and production companies remain focused on capital discipline and free cash flow generation rather than growth. Accordingly, the natural gas forward price strip has been positively impacted based on the continued market expectation that reduced production of associated gas from basins such as the Permian Basin will result in higher natural gas prices relative to 2020 lows at least in the near- and medium-term.

Although Henry Hub natural gas prices generally have improved from the 2020 lows (and temporarily spiked during the first quarter of 2021), Henry Hub spot and local spot natural gas prices were under pressure prior to the COVID-19 outbreak and market prices for natural gas in the Appalachian Basin continue to be lower than Henry Hub natural gas prices and were significantly lower during portions of 2020. While the natural gas forward price strip as of April 30, 2021 indicated higher prices during 2021 and potentially into 2022 relative to 2020 lows, the length and extent of that price recovery (if any), including in the Company’s local markets, and its effect on the development plans of the Company’s customers, which impact both the Company’s ability to execute new commercial agreements with its customers as well as the volumetric-based fee revenues the Company earns under existing contracts, will be impacted by, among other things, global demand for natural gas (which will likely continue to be impacted by, among other things, increasing focus on climate change, energy transition from fossil fuels, and demand for alternative forms of energy), rates of natural gas production (including in the Appalachian Basin, as well as amounts of associated gas from the Permian Basin, which certain analysts have projected will increase in 2021 and later years), producers’ focus on capital discipline and free cash flow generation rather than growth, storage levels, and the length and severity of the COVID-19 outbreak. There is no assurance that any elevated natural gas prices indicated by the natural gas forward price strip as of April 30, 2021 will be realized or be realized for any particular length of time or in the Company’s local markets, or that producers will increase production volume as a result of any particular price level.

For additional information regarding impacts of commodity prices on the Company and related risks, see Part I, “Item 3. Quantitative and Qualitative Disclosures About Market Risk” of this Quarterly Report on Form 10-Q, as well as "Decreases in production of natural gas in our areas of operation have adversely affected, and future decreases could further adversely affect, our business and operating results and reduce our cash available to pay cash dividends to our shareholders." included in Item "1A. Risk Factors" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Potential Future Impairments. During the first quarter of 2020, the Company recognized impairments of long-lived assets of approximately $55.6 million, including $37.9 million related to certain Hornet Midstream-related gathering assets and $17.7 million related to certain Hornet Midstream-related intangible assets. See Note 3 to the consolidated financial statements for additional information.
The accounting estimates related to impairments are susceptible to change, including estimating fair value which requires considerable judgment. For goodwill, management’s estimate of a reporting unit’s future financial results is sensitive to changes in assumptions, such as changes in stock prices, weighted-average cost of capital, terminal growth rates and industry multiples. Similarly, cash flow estimates utilized for purposes of evaluating long-lived assets and equity method investments (such as in the MVP Joint Venture) require the Company to make projections and assumptions for many years into the future for pricing, demand, competition, operating cost, commencement of operations, resolution of relevant legal and regulatory matters, and other factors. The Company evaluates long-lived assets and equity method investments for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable (meaning, in the case of equity method investments, that such investments have suffered other-than-temporary declines in value under ASC 323). For the Company’s equity investment in the MVP Joint Venture, management must evaluate the Company’s investment for other-than-temporary declines in fair value under ASC 323. The Company believes the estimates and assumptions used in estimating its reporting units’, its long-lived assets' and its equity investment's fair values are reasonable and appropriate as of March 31, 2021; however, assumptions and estimates are inherently subject to significant business, economic, competitive, regulatory, judicial and other risks that could materially affect the calculated fair values and the resulting conclusions regarding impairments, which could materially affect the Company’s results of operations and financial position. Additionally, actual results could differ from these estimates and assumptions may not be realized. The Company also continues to evaluate and monitor the ongoing legal and regulatory matters related to the MVP and MVP Southgate projects that affect project completion, as further described in “Item 1. Legal Proceedings” in Part II of this Quarterly Report on Form 10-Q. Adverse or delayed developments with respect to such matters or other adverse developments, including the most recently announced delay of the targeted in-service date for the MVP project, could require that the Company modify assumptions reflected in the probability-weighted scenarios of discounted future net cash flows (including with respect to the probability of success) utilized to estimate the fair value of its equity investment in the MVP Joint Venture, which could result in an other-than-temporary decline in value, resulting in an impairment of that investment. See also Note 3 to the consolidated financial statements, as well as “Reviews of our goodwill, intangible and other long-lived assets have resulted in significant impairment charges and reviews of our goodwill, intangible and other long-lived assets could result in future significant impairment charges, including with respect to our investment in the MVP Joint Venture.” included in “Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 and the Company's discussion of "Critical Accounting Policies and Estimates" included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
As of the filing of this Quarterly Report on Form 10-Q, the Company cannot predict the likelihood or magnitude of any future impairment.

For a discussion of capital expenditures, see "Capital Requirements" below.
Capital Resources and Liquidity
The Company's liquidity requirements are to finance its operations, its capital expenditures, potential acquisitions and other strategic transactions and capital contributions to joint ventures, including the MVP Joint Venture, to pay cash dividends and to satisfy any indebtedness obligations. The Company's ability to meet these liquidity requirements depends on the Company's cash flow from operations, the continued ability of the Company to borrow under its credit facilities and the Company's ability to raise capital in banking, capital and other markets (including refinancing existing credit facilities as they mature). Cash flow and capital raising activities (including the ability in refinancings to obtain similar terms to those currently present in existing credit facilities) may be affected by prevailing economic conditions in the natural gas industry and other financial and business factors (including market forces causing shifts in investor sentiment away from fossil fuels and credit allocations to industries and companies perceived as being more sustainable, having better growth opportunities and/or stronger ESG metrics and practices, as well as the COVID-19 outbreak), some of which are beyond the Company's control. The Company's available sources of liquidity include cash from operations, cash on hand, borrowings under its subsidiaries' revolving credit facilities, issuances of additional debt and issuances of additional equity securities. As of March 31, 2021, pursuant to the terms of the Amended EQM Credit Facility, EQM would have been able to borrow approximately $1.9 billion under the Amended EQM Credit Facility. The amount the Company is able to borrow under the Amended EQM Credit Facility, as amended by the Second Amendment, is bounded by a maximum consolidated leverage ratio. See Note 8 to the consolidated financial statements included in this Quarterly Report on Form 10-Q. See Note 12 for discussion of the Second Amendment (as defined in Note 12) to the Amended EQM Credit Facility.

See “Security Ratings” below for a discussion of EQM’s credit ratings as of March 31, 2021. The non-investment grade ratings from Moody's, S&P and Fitch have caused the Company to incur higher borrowing costs under the Amended EQM Credit Facility and, prior to its termination, the Amended 2019 EQM Term Loan Agreement when compared to prior periods during which EQM's credit ratings were investment grade. As a result of downgrades in February 2020, EQM was also obligated to deliver additional credit support to the MVP Joint Venture in the form of letters of credit, which, in the case of the MVP project (based on the targeted cost for the project), is in the amount of approximately $273.1 million and is, in the case of the MVP Southgate, $14.2 million, in each case as of the filing date of this Quarterly Report on Form 10-Q. Additionally, pursuant to the EQT Global GGA, if EQM does not maintain minimum credit ratings from two of three credit rating agencies of at least Ba3 with respect to Moody's and BB- with respect to S&P and Fitch, EQM will be obligated to provide additional credit support in an amount equal to approximately $196 million to EQT in support of the potential payment obligation related to the EQT Cash Option (the Cash Option Letter of Credit). See Note 5 to the consolidated financial statements for a discussion of the EQT Cash Option, which will become exercisable by EQT commencing on January 1, 2022. See "A further downgrade of EQM's credit ratings, including in connection with the MVP project or customer credit ratings changes, including EQT's, which are determined by independent third parties, could impact our liquidity, access to capital, and costs of doing business." included in "Item 1A. Risk Factors" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Operating Activities
Net cash flows provided by operating activities were $229.6 million for the three months ended March 31, 2021 compared to $249.3 million for the three months ended March 31, 2020. The decrease was primarily driven by higher interest payments and the timing of working capital receipts and payments.
Investing Activities
Net cash flows used in investing activities were $70.7 million for the three months ended March 31, 2021 compared to $196.3 million for the three months ended March 31, 2020. Capital expenditures decreased by approximately $91.1 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, primarily due to decreased spending on the Hammerhead pipeline and various wellhead gathering and transmission projects. In addition, net cash flows used in investing activities for the three months ended March 31, 2021 decreased as a result of a decrease in capital contributions to the MVP Joint Venture consistent with a lower level of construction activities for the MVP project. See “Capital Requirements” below for a discussion of forecasted 2021 capital expenditures and capital contributions to the MVP Joint Venture.

Financing Activities

Net cash flows used in financing activities were $135.0 million for the three months ended March 31, 2021 compared to $65.3 million for the three months ended March 31, 2020. For the three months ended March 31, 2021, the primary use of financing cash flows was the payment for retirement of the EQM Term Loans and termination of the Amended 2019 EQM Term Loan Agreement, the Company's purchase of an aggregate principal amount of $500 million of EQM's 2023 Notes pursuant to the Tender Offers and the payment of dividends to shareholders, while the primary sources of financing cash flows were the issuance of the 2021 Senior Notes and borrowings under the Eureka Credit Facility. For the three months ended March 31, 2020, the primary uses of financing cash flows were the payment for retirement of the ETRN Term Loans and termination of the ETRN Term Loan Credit Agreement, payments on borrowings under the Amended EQM Credit Facility, the payments of dividends and distributions to shareholders and unitholders (including distributions paid to holders of EQM Series A Preferred Units) and the payments under the Share Purchase Agreements. The source of financing cash flows for the three months ended March 31, 2020 was borrowings on the Amended EQM Credit Facility.
Capital Requirements
The gathering, transmission and storage and water services businesses are capital intensive, requiring significant investment to develop new facilities and to maintain and upgrade existing operations.
For 2021, capital contributions to the MVP Joint Venture are expected to be approximately $265 million to $315 million depending on timing of the construction of the MVP project and approximately $10 million related to the MVP Southgate project, and capital expenditures are expected to be $335 million to $385 million (including approximately $20 million attributable to the noncontrolling interest in Eureka Midstream). The Company's future capital investments may vary significantly from period to period based on the available investment opportunities, the timing of the construction of the MVP, MVP Southgate and other projects, and maintenance needs. The Company expects to fund future capital expenditures and capital contributions primarily through cash on hand, cash generated from operations and borrowings under its subsidiaries' credit facilities.
Credit Facility Borrowings
See Note 8 to the consolidated financial statements for discussion of the Amended EQM Credit Facility, the Amended 2019 EQM Term Loan Agreement (prior to its termination) and the Eureka Credit Facility.
See Note 12 for discussion of the Second Amendment (as defined in Note 12) to the Amended EQM Credit Facility.

Security Ratings
The table below sets forth the credit ratings for EQM's debt instruments at March 31, 2021.

EQM
Senior Notes
Rating Service	Rating	Outlook
Moody's	Ba3	Negative
S&P	BB-	Stable
Fitch	BB	Negative

In January 2021, each of Moody's, S&P, and Fitch affirmed EQM's credit ratings in connection with the issuance of the 2021 Senior Notes. There were no changes to EQM's credit ratings during the three months ended March 31, 2021. EQM's credit ratings are subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. The Company cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a credit rating agency if, in its judgment, circumstances so warrant, including in connection with the MVP project or the creditworthiness of EQM's customers, including EQT. As of March 31, 2021, EQT's public debt had credit ratings of BB from S&P (with a stable outlook), Ba2 from Moody's (with a stable outlook) and BB from Fitch (with a positive outlook). If any credit rating agency downgrades or withdraws EQM's ratings, including for reasons relating to the MVP project (such as delays in the targeted full in-service date of the MVP project or increases in such project’s costs), EQM’s leverage or credit ratings of the Company's customers, the Company's access to the capital markets could become more challenging, borrowing costs will likely increase, the Company may be required to provide additional credit assurances (the amount of which may be substantial), including the Cash Option Letter of Credit, in support of commercial agreements such as joint venture agreements, and the potential pool of investors and funding sources may decrease. In order to be considered investment grade, a company must be rated Baa3 or higher by Moody's, BBB- or higher by S&P, or BBB- or higher by Fitch. All of EQM's credit ratings are considered non-investment grade.
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
See "The regulatory approval process for the construction of new midstream assets is very challenging, and decisions by regulatory and judicial authorities in pending or potential proceedings could impact our or the MVP Joint Venture's ability to obtain or maintain in effect all approvals and authorizations necessary to complete certain projects on the targeted time frame or at all or our ability to achieve the expected investment returns on the projects." under "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 and "Item 1. Legal Proceedings" in Part II of this Quarterly Report on Form 10-Q for discussion of certain litigation and regulatory proceedings, including related to the MVP and MVP Southgate projects.
See Note 16 to the annual consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 for further discussion of the Company's commitments and contingencies.
Dividends
On April 27, 2021, the Board declared cash dividends for the first quarter of 2021 of $0.15 per common share and $0.4873 per Equitrans Midstream Preferred Share, in each case, payable on May 14, 2021 to shareholders of record at the close of business on May 5, 2021.
Critical Accounting Policies and Estimates
The Company's critical accounting policies are described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to the Company's consolidated financial statements in Part I, "Item 1. Financial Statements" of this Quarterly Report on Form 10-Q. The application of the Company's critical accounting policies may require management to make judgments and estimates about the amounts reflected in the consolidated financial statements. Management uses historical experience and all available information to make these estimates and judgments. Different amounts could be reported using different assumptions and estimates.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Changes in interest rates affect the amount of interest the Company earns on cash, cash equivalents and short-term investments and the interest rates EQM and Eureka Midstream pay on borrowings under their respective revolving credit facilities. The Amended EQM Credit Facility and the Eureka Credit Facility provide for variable interest rates and thus expose the Company, through EQM and Eureka Midstream, to fluctuations in market interest rates. In addition, EQM's interest rates under the Amended EQM Credit Facility are impacted by changes in EQM's credit ratings (which may be caused by factors outside of EQM's control). Eureka's interest rates under the Eureka Credit Facility are also impacted by changes in Eureka's Consolidated Leverage Ratio (as defined in the Eureka Credit Facility) which may fluctuate based on Eureka Midstream's liquidity needs. Such changes in interest rates may accordingly impact the Company's results of operations and liquidity. Further, changes in interest rates may affect the dividend payable on Equitrans Midstream Preferred Shares after March 31, 2024, which could affect the amount of cash the Company has available to make quarterly cash dividends to its shareholders. Additionally, on April 16, 2021, EQM executed the Second Amendment to the Amended EQM Credit Facility, which, among other things, increased the interest rates applicable to the borrowings under the facility. EQM's senior notes are fixed rate and thus do not expose the Company to fluctuations in market interest rates. Changes in interest rates do affect the fair value of EQM's fixed rate debt. See Notes 8 and 9 to the consolidated financial statements for discussions of borrowings and fair value measurements, respectively. See Note 12 for discussion of the Second Amendment (as defined in Note 12) to the Amended EQM Credit Facility. EQM and Eureka may from time to time hedge the interest on portions of borrowings under the revolving credit facilities, as applicable, in order to manage risks associated with floating interest rates (however, there may be no assurance that such hedges will fully mitigate interest rate risk).
See also "Changes in the method of determining the London Interbank Offered Rate (LIBOR), or the replacement of the LIBOR with an alternative reference rate, may adversely affect interest expense related to outstanding debt." included in "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
Credit Risk. The Company is exposed to credit risk, which is the risk that it may incur a loss if a counterparty fails to perform under a contract. The Company actively manages its exposure to credit risk associated with customers through credit analysis, credit approval and monitoring procedures. For certain transactions, the Company requests letters of credit, cash collateral, prepayments or guarantees as forms of credit support. Equitrans, L.P.'s FERC tariffs require tariff customers that do not meet specified credit standards to provide three months of credit support; however, the Company is exposed to credit risk beyond this three-month period when its tariffs do not require its customers to provide additional credit support. For some of the Company's long-term contracts associated with system expansions, it has entered into negotiated credit agreements that provide for other credit support if certain credit standards are not met. The Company has historically experienced only minimal credit losses in connection with its receivables.
The Company is exposed to the credit risk of its customers, including EQT. As of December 31, 2020, EQT had $0.8 billion of letters of credit outstanding under its revolving credit facility (inclusive of an $83.6 million letter of credit issued to the MVP Joint Venture). At March 31, 2021, EQT's public senior debt had non-investment grade credit ratings. See "Security Ratings" under Part I, "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information regarding EQT's credit ratings.
See Note 6 for information regarding the Credit Letter Agreement and associated EQT credit rating requirements. In addition, EQT has guaranteed the payment obligations of certain of its subsidiaries, up to a maximum amount of $115 million, $131 million and $30 million related to gathering, transmission and water services, respectively, across all applicable contracts, for the benefit of the subsidiaries of the Company providing such services. See Note 15 to the annual consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 for further discussion of the Company's exposure to credit risk.

See "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 and "Gulfport Bankruptcy" under "Outlook" in this Quarterly Report on Form 10-Q for information on Gulfport's bankruptcy proceedings.

Commodity Prices. The Company's business is dependent on continued natural gas production and the availability and development of reserves in its areas of operation. Low prices for natural gas and NGLs, including those resulting from regional basis differentials, adversely affect timing of development of additional reserves and production that is accessible by the Company’s pipeline and storage assets, which also negatively affects the Company’s water services business, and may affect the creditworthiness of the Company’s customers. Lower regional natural gas prices could also cause producers to determine in the future that drilling activities in areas outside of the Company's current areas of operation are strategically more attractive to them.

Natural gas and NGL prices affect capital spending levels of the Company's customers, which in turn affect production levels and, accordingly, demand for the Company's services and therefore its results of operations. Certain of the Company’s customers, including EQT and Range Resources, have announced in February 2021 modest capital spending forecast increases as compared to 2020 actual capital expenditures. Although EQT announced a modest increase in its 2021 capital expenditure forecast compared to EQT's 2020 actual capital expenditures, EQT's 2021 sales volume forecast is approximately flat relative to its pro-forma 2020 sales volume (adjusted for acreage acquired by EQT from Chevron U.S.A Inc. in 2020). Such customers may announce lower capital spending in the future based on commodity prices, access to capital, investor expectations regarding free cash flow, a desire to reduce or refinance leverage (including the perceived ability to do so) or other factors.

Relatedly, lower natural gas prices have caused, and may in the future cause, certain producers, including customers of the Company, to determine to reduce or hold generally steady their rig count (and thereby delay or not increase production), temporarily shut in portions of their production or otherwise take actions to slow production growth and/or reduce production, which when effected by the Company's producer customers reduces the demand for, and usage of, the Company’s services. For instance, temporary production curtailments effected in 2020 by EQT and certain other Company customers resulted in a decrease in the Company's volumetric-based fee revenues for portions of 2020. An extended period of low natural gas prices and/or a slow or inconsistent recovery of natural gas prices in 2021 or future periods, including locally, could cause EQT or other producers to take similar actions in the future, which could have a significant negative effect on the demand for the Company's services and therefore its results of operation. Many of the Company’s customers, including EQT, have entered into long-term firm reservation transmission and gathering contracts or contracts with MVCs on the Company's systems and approximately 66% of the Company’s operating revenue for the three months ended March 31, 2021 was generated by firm reservation fees. As a result, the Company believes that the effect of temporary declines in volumes of gas gathered, transported or stored on its systems may be mitigated because firm reservation fee revenues are paid regardless of volumes supplied to the system by customers (although significant declines in gas production in the Company's areas of operations would adversely affect the Company's results of operations, financial condition and liquidity as approximately 34% of the Company’s operating revenues for the three months ended March 31, 2021 was generated by generated by volumetric-based fee revenues).

Price declines and sustained periods of low natural gas and NGL prices could have an adverse effect on the creditworthiness of the Company's customers and related ability to pay firm reservation fees under long-term contracts and/or affect, as discussed above, activity levels and, accordingly, volumetric-based fees, which could affect the Company’s results of operations, liquidity or financial position. For example, each of S&P, Moody's and Fitch took negative ratings actions on EQT during 2020, citing, among other things, lower natural gas price assumptions and current and future financing needs (although all three ratings agencies later took positive action on EQT citing, among other things, subsequent debt reduction and improvements in natural gas fundamentals). On November 13, 2020, Gulfport filed for Chapter 11 bankruptcy protection, as further described above under "Gulfport Bankruptcy." Credit risk and related management is further discussed above under “Credit Risk” in Part I, “Item 3. Quantitative and Qualitative Disclosures About Market Risk” of this Quarterly Report on Form 10-Q.

Unless the Company is successful in attracting and retaining new customers, the Company's ability to maintain or increase the capacity subscribed and volumes transported, gathered or provided on its systems will be dependent on receiving consistent or increasing commitments and production from its existing customers, which may be impacted by commodity prices, including regional commodity prices. While EQT has dedicated a substantial portion of its core acreage to the Company and has entered into long-term firm gathering and transmission contracts and contracts with MVCs on certain of the Company's systems, EQT may determine in the future that drilling or continuing to produce gas from existing wells in the Company's areas of operations is not economical above the amount to fulfill its required MVCs. For example, in 2020, EQT publicly disclosed that it had made the strategic decision to temporarily curtail significant portions of its production, and certain other Company customers also curtailed portions of their production during 2020. Other than with respect to its MVCs and other firm commitments under existing contracts, EQT is under no contractual obligation to continue to develop its acreage dedicated to the Company. See also Note 5 to the consolidated financial statements for a discussion of the EQT Global GGA and the Water Services Letter Agreement.
The fair value of the Company’s derivative instruments is largely determined by estimates of the NYMEX Henry Hub natural gas forward price curve. A hypothetical 10% increase in NYMEX Henry Hub natural gas futures prices would increase the valuation of the Company’s derivative instruments by $15.8 million, while a hypothetical 10% decrease in NYMEX Henry Hub natural gas futures prices would decrease the valuation of the Company’s derivative instruments by $17.0 million. This fair value change assumes volatility based on prevailing market parameters at March 31, 2021. See Notes 5 and 9 to the consolidated financial statements for a discussion of the Henry Hub cash bonus payment provision.

For further discussion of commodity prices and related risks, see "Commodity Prices" under "Outlook” in this Quarterly Report on Form 10-Q and "Our exposure to direct commodity price risk may increase in the future." and "Decreases in production of natural gas in our areas of operation have adversely affected, and future decreases could further adversely affect, our business and operating results and reduce our cash available to pay cash dividends to our shareholders", each under "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
Other Market Risks. The Amended EQM Credit Facility, as amended by the Second Amendment, is underwritten by a syndicate of 21 financial institutions, each of which is obligated to fund its pro rata portion of any borrowings by EQM. No one lender of the financial institutions in the syndicate holds more than 10% of the facility. EQM's large syndicate group and relatively low percentage of participation by each lender is expected to limit the Company's exposure to disruption or consolidation in the banking industry.

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

See Note 8 to the consolidated financial statements and "Capital Resources and Liquidity" in Part I, "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information on the Amended EQM Credit Facility and the Eureka Credit Facility. See Note 12 for discussion of the Second Amendment (as defined in Note 12) to the Amended EQM Credit Facility.

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
Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the first quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Hammerhead Pipeline Dispute

See “Hammerhead Pipeline” under Part I, “Outlook” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.
Environmental Proceedings
Swarts Storage Field. On September 2, 2020, the Pennsylvania Department of Environmental Protection (the PADEP) notified the Company that it was assessing a stipulated penalty in the amount of $490,000 due to the alleged failure of the Company to submit information required pursuant to an October 29, 2019 Consent Order and Agreement. The Company disputed the PADEP’s claim and sought initial dispute resolution proceedings based on the Company’s position that it had submitted the information multiple times since October 2019. On September 29, 2020, the PADEP notified the Company that it was no longer pursuing penalties arising from the alleged violation referenced in the September 2, 2020 letter, but it did not officially withdraw the stipulated penalty. Despite the PADEP’s notification that it was no longer pursuing the stipulated penalty, as a result of the PADEP not officially withdrawing the stipulated penalty, the PADEP could pursue the stipulated penalty in the future. If penalties are pursued and ultimately imposed, these penalties could result in monetary sanctions in excess of $300,000. However, the Company does not believe that the penalties, if imposed, would have a material impact on the Company's financial condition, results of operations or liquidity.
Separately, on April 8, 2021, the PADEP notified the Company that it considered certain aspects of the storage field to be out of compliance due to an alleged failure to plug or recondition wells within 2,000 feet of ongoing coal mining activities by CONSOL Energy Inc. and that a number of wells on the property allegedly did not meet current plugging standards. The Company disputes these claims and is working with the PADEP and CONSOL Energy Inc. to resolve these issues. Based on the discussion with the PADEP, the Company anticipates a notice of violation (NOV) will be issued. If penalties are pursued and ultimately imposed, the penalties could result in monetary sanctions in excess of $300,000. However, the Company does not believe that the penalties, if imposed, would have a material impact on the Company's financial condition, results of operations or liquidity.
PADEP Notice of Violations, Beta System. In the fourth quarter of 2020 and the first quarter of 2021, the Company received several NOVs from the PADEP related to the Company’s Beta gathering system. The NOVs include (i) a lack of permanent stabilization on two repaired slip areas, (ii) five current slip areas in need of repair that have not been repaired due to the PADEP’s ongoing review of the slip repair plans, (iii) an unpermitted disturbance that occurred during construction in 2017, and (iv) failure to implement and maintain erosion and sediment best management practices to minimize the potential for accelerated erosion and sedimentation. The Company also voluntarily notified the PADEP of other unpermitted, disturbed areas on the Beta gathering system. The Company is continuing to pursue negotiations with the PADEP. The Company expects that this matter could result in monetary penalties in excess of $300,000, but does not believe that if imposed the penalties will have a material impact on the Company's financial condition, results of operations or liquidity.
MVP Matters
The MVP Joint Venture is currently defending certain agency actions and judicial challenges to the MVP that must be resolved before the project can be completed, including the following:

•Sierra Club, et al. v. U.S. Army Corps of Eng'rs (Huntington District) Fourth Circuit Court of Appeals (Fourth Circuit), Case No. 20-2039 and Sierra Club, et al. v. U.S. Army Corps of Eng'rs (Norfolk District), Fourth Circuit Court of Appeals, Case No. 20-2042. In February 2018, the Sierra Club filed a lawsuit in the Fourth Circuit against the Army Corps in Sierra Club, et al. v. U.S. Army Corps of Engineers, et al., consolidated under Case No. 18-1173. The lawsuit challenged the verification by the Huntington District of the Army Corps that Nationwide Permit 12, which generally authorizes discharges of dredge or fill material into waters of the United States and the construction of pipelines across such waters under Section 404 of the Clean Water Act, could be utilized in the Huntington District (which covers all but the northernmost area of West Virginia) for the MVP project. The crux of Sierra Club's position was that the MVP Joint Venture, pursuant to its FERC license, planned to use a certain methodology (dry open cut creek crossing methodology) to construct the pipeline across streams in West Virginia that would take considerably longer than the 72 hours allowed for such activities pursuant to the terms of West Virginia's Clean Water Act Section 401 certification for Nationwide Permit 12. A three-judge panel of the Fourth Circuit agreed with the Sierra Club and on October 2, 2018, issued a preliminary order stopping the construction in West Virginia of that portion of the pipeline that is subject to Nationwide Permit 12. In August 2018, the WVDEP initiated an administrative process to revise its 401 Water Quality Certification for the Army Corps Nationwide Permits and requested public comment to, among other things, specifically revise the 72-hour limit for stream crossings noted as problematic by the Fourth Circuit as well as other conditions (the WVDEP 401 Rulemaking Proceedings). Pending the resolution of the WVDEP 401 Rulemaking Proceedings, the Army Corps' Pittsburgh District and Norfolk District (each of which had also verified use of Nationwide Permit 12 by the MVP Joint Venture) suspended their verifications that allowed the MVP Joint Venture to use Nationwide Permit 12 for stream and wetlands crossings in northern West Virginia and Virginia, respectively. On April 24, 2019, the WVDEP submitted a modification to its 401 Water Quality Certification developed in the WVDEP 401 Rulemaking Proceedings to the EPA for approval, which approval was received in August 2019. The Army Corps approved the WVDEP's modification on January 24, 2020, and the MVP Joint Venture submitted a new permit application to the Army Corps on January 28, 2020. On September 25, 2020, the Huntington and Pittsburgh districts approved MVP Joint Venture’s Nationwide Permit 12 and the Norfolk district lifted its suspension of the MVP Joint Venture's Nationwide Permit 12. On September 28, 2020, Appalachian Mountain Advocates, on behalf of Sierra Club and certain other petitioners, filed a petition for review of the Huntington and Norfolk permits. On October 5, 2020, Appalachian Mountain Advocates requested from the Fourth Circuit an administrative stay of the Army Corps' verifications to the MVP Joint Venture's Nationwide Permit 12. On November 9, 2020, the Court entered an order granting the motion to stay the verifications and issued a written opinion on December 1, 2020 on the issuance of the stay. While the case was scheduled to be fully briefed and argued by March 31, 2021, on February 19, 2021, the MVP Joint Venture, as part of its initiated broader strategy to obtain authorization for stream and wetland crossings discussed above under Part I, "Outlook" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," requested that the Army Corps' Huntington, Pittsburgh, and Norfolk Districts administratively revoke the previously-issued Nationwide Permit 12 verifications for the project. On March 2, 2021, the Army Corps revoked the Nationwide Permit 12 verifications for the project in accordance with the MVP Joint Venture's request. The parties have agreed to the dismissal of the existing litigation challenging the now-revoked verifications as moot pending resolution of administrative issues unrelated to the MVP.

•Jefferson National Forest Crossing and Associated Authorizations. In a different Fourth Circuit appeal, Sierra Club, et al. v. U.S. Forest Service, et al., consolidated under Case No. 17-2399, Fourth Circuit Court of Appeals, filed in December 2017, the Sierra Club challenged a Bureau of Land Management (BLM) decision to grant a right-of-way to the MVP Joint Venture and a U.S. Forest Service (USFS) decision to amend its management plan to accommodate the MVP, both of which affect the MVP's approximate 3.5-mile segment in the Jefferson National Forest (JNF) in Virginia. On July 27, 2018, agreeing in part with the Sierra Club, the Fourth Circuit vacated the BLM and USFS decisions, finding fault with the BLM's analysis of the practicality of alternate routes and the USFS' analysis of erosion and sedimentation effects. The USFS published a draft Supplemental Environmental Impact Statement (SEIS) to the 2017 FERC Final Environmental Impact Statement for MVP in the Federal Register on September 25, 2020 with a public comment period that closed on November 9, 2020. On December 11, 2020, the USFS published a Final Supplemental Environmental Impact Statement that addressed the issues raised in the prior proceedings and evaluated the most recent sedimentation analysis submitted to the agency consistent with the findings presented in MVP’s Biological Opinion and Incidental Take Statement issued by the Department of the Interior's Fish and Wildlife Service (FWS) on September 4, 2020. See Appalachian Voices, et al. v. U.S. Dep’t of Interior below for additional information. On January 11, 2021, the MVP Joint Venture received final approval of the Record of Decision from the USFS and, on January 15, 2021, the BLM issued the required right-of-way permit for the MVP’s 3.5-mile segment in the JNF in Virginia (the JNF Right-of-Way). On January 11, 2021, Sierra Club, et al. filed a petition with the Fourth Circuit to reverse the USFS approval of the Record of Decision and, on January 15, 2021, filed a petition with the Fourth Circuit challenging BLM’s grant of the JNF Right-of-Way. See Wild Virginia, et al. v. United States Forest Service, et al., No. 21-1039(L). The Fourth Circuit consolidated the challenges to the Record of Decision and the JNF Right-of-Way and briefing is to be completed by the end of May 2021.
On August 3, 2018, citing the court's vacatur and remand in Sierra Club, et al. v. U.S. Forest Service, et al., consolidated under Case No. 17-2399, the FERC issued a stop work order for the entire pipeline pending the agency actions on remand. The FERC modified its stop work order on August 29, 2018 to allow work to continue on all but approximately 25 miles of the project (the Exclusion Zone). On October 10, 2018, the Fourth Circuit granted a petition for rehearing filed by the MVP Joint Venture for the limited purpose of clarifying that the July 27, 2018 order did not vacate the portion of the BLM's Record of Decision authorizing a right-of-way and temporary use permit for the MVP to cross the Weston and Gauley Bridge Turnpike Trail in Braxton County, West Virginia. On October 15, 2018, the MVP Joint Venture filed with the FERC a request to further modify the August 3, 2018 stop work order to allow the MVP Joint Venture to complete the bore and install the pipeline under the Weston and Gauley Bridge Turnpike Trail. On October 24, 2018, the FERC granted the MVP Joint Venture's request to further modify the stop work order and authorize construction. Additionally, on October 9, 2020, the FERC authorized construction to resume project-wide (as it had been stopped by the FERC on October 15, 2019 in relation to a separate matter discussed below), other than with respect to the Exclusion Zone, which requires additional authorization. On December 17, 2020, the FERC again modified the stop work order and authorized construction to resume in 17 miles of the Exclusion Zone. The Company cannot guarantee whether or when the FERC will act in respect of any or all of the remaining portions of the Exclusion Zone (although the MVP Joint Venture anticipates seeking FERC authorization to lift the Exclusion Zone stop work order should water body crossing authorizations be received as discussed above under "Outlook" in Part I, "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations"). The FERC's October 9, 2020 and December 17, 2020 actions are the subject of challenges filed by the Sierra Club in Sierra Club, et al. v. FERC, Case No. 20-1512 (consolidated with No. 21-1040), D.C. Circuit Court of Appeals on December 22, 2020 and January 25, 2021, respectively (a stay request filed by the Sierra Club on January 29, 2021 was denied by the Court of Appeals for the D.C. Circuit (DC Circuit) on February 19, 2021). As of the filing date of this Quarterly Report on Form 10-Q, a briefing schedule in respect of Sierra Club, et al. v. FERC, Case No. 20-1512 (consolidated with No. 21-1040), D.C. Circuit Court of Appeals has not been set. If any of the challenges to the Record of Decision, the JNF Right-of-Way or the FERC's October 9, 2020 and December 17, 2020 orders are successful, it could result in the Record of Decision, the JNF Right-of-Way or the FERC's orders, as applicable, being vacated and/or additional agency proceedings (the outcome of which the Company cannot predict) and cause a delay in the targeted in-service date for the MVP project (and consequent impacts relating to such delay).

•Challenges to FERC Certificate, Court of Appeals for DC Circuit. Multiple parties have sought judicial review of the FERC's order issuing a certificate of public convenience and necessity to the MVP Joint Venture and/or the exercise by the MVP Joint Venture of eminent domain authority. On February 19, 2019, the DC Circuit issued an order rejecting multiple consolidated petitions seeking direct review of the FERC order under the Natural Gas Act and certain challenges to the exercise by the MVP Joint Venture of eminent domain authority in Appalachian Voices, et al. v. FERC, et al., consolidated under Case No. 17-1271. No petitions for rehearing or petitions for rehearing en banc were filed by the April 5, 2019 deadline. The mandate was issued on April 17, 2019. Another group of parties filed a complaint in the U.S. District Court for the District of Columbia asserting that the FERC's order issuing certificates is unlawful on constitutional and other grounds in Bold Alliance, et al. v. FERC, et al., Case No. 17-1822. The district court plaintiffs sought declaratory relief as well as an injunction preventing the MVP Joint Venture from developing its project or exercising eminent domain authority. In December 2017 and January 2018, the FERC and the MVP Joint Venture, respectively, moved to dismiss the petitions for lack of subject matter jurisdiction. The court granted the motion and dismissed plaintiffs' complaint on September 28, 2018. On October 26, 2018, plaintiffs appealed the decision in Case No. 17-1822 to the DC Circuit in Bold Alliance, et al. v. FERC, et al., Case No. 18-5322. On December 3, 2018, the FERC, as appellee, filed a joint motion with the appellants to hold Case No. 18-5322 in abeyance pending completion of the appeals of the final agency orders related to the MVP certificate in consolidated Case No. 17-1271 and Atlantic Coast Pipeline’s (ACP) certificate. The MVP Joint Venture filed a motion to dismiss the case as to some of the plaintiffs. On February 15, 2019, the DC Circuit entered an order holding this appeal in abeyance pending rulings on the appeals from the ACP and MVP FERC proceedings. Although the members of the ACP project announced the cancellation of that project on July 5, 2020, ACP's proceeding remains pending. Case No. 18-5322 remains in abeyance. Similarly, another group of parties filed a complaint in the U.S. District Court for the District of Columbia in Bohon et al. v. FERC et al., Case No. 20-00006, asserting that the delegation of authority to FERC under the NGA violates the nondelegation doctrine and separation-of-powers principle of the U.S. Constitution. The MVP Joint Venture and the FERC filed motions to dismiss which were granted by the court. On July 6, 2020, the landowners filed a notice of appeal to the DC Circuit in Case No. 20-5203. On November 30, 2020, appellants asked the DC Circuit to overturn the decision of the lower court. Oral argument before the DC Circuit was scheduled for March 29, 2021, but the court cancelled and held oral argument in abeyance and directed the parties to file motions to govern future proceedings following a decision by the U.S. Supreme Court in PennEast Pipeline Co. v. New Jersey, No. 19-1039. Due to the uncertainty regarding the timing of permitting and the outcome of legal challenges facing the MVP project, on August 25, 2020, the MVP Joint Venture filed a request with the FERC for and, on October 9, 2020, the FERC granted, an extension of time to complete the MVP project for an additional two years through October 13, 2022. On December 22, 2020, a challenge to the FERC’s action to grant an extension of time to complete the MVP project was filed in the DC Circuit in Sierra Club, et al. v. FERC, Case No. 20-1512 (consolidated with No. 21-1040, DC Circuit). On January 29, 2021, Sierra Club requested a stay of the FERC’s action to grant the MVP Joint Venture an extension of time to complete the MVP project from the DC Circuit, which stay request was denied by the DC Circuit on February 19, 2021. If any of these challenges were successful, it could result in the MVP Joint Venture's certificate of public convenience and necessity being vacated and/or additional proceedings before the FERC, the outcome of which the Company cannot predict.

•Appalachian Voices, et al. v. U.S. Dep’t of Interior, et al., Fourth Circuit Court of Appeals, Case No. 20-2159. In August 2019, Wild Virginia and certain other petitioners filed a petition in the Fourth Circuit in Wild Virginia et al. v. United States Department of the Interior; Case No. 19-1866, to challenge the MVP Joint Venture’s Biological Opinion and Incidental Take Statement issued by FWS which was approved in November 2017 (the Original BiOp). On October 11, 2019, the Fourth Circuit issued an order approving the petitioners’ requested stay of the Original BiOp and holding the litigation in abeyance until January 11, 2020. On October 15, 2019, the FERC issued an order requiring the MVP Joint Venture to cease all forward-construction progress (the FERC modified this order on October 9, 2020 and December 17, 2020, which the Sierra Club has appealed to the DC Circuit as discussed above under "Jefferson National Forest Crossing and Associated Authorizations"). On September 4, 2020, FWS issued the MVP Joint Venture a new Biological Opinion and Incidental Take Statement (the New BiOp) for the MVP project and the Fourth Circuit subsequently dismissed the litigation regarding the Original BiOp. On October 27, 2020, Appalachian Voices et al. filed a petition with the Fourth Circuit challenging the New BiOp and filed a request for an administrative stay of the New BiOp with FWS, which FWS subsequently denied. On November 2, 2020, the petitioners filed a motion to stay the New BiOp with the Fourth Circuit. On November 18, 2020, the Fourth Circuit issued an order denying the requested stay. The matter was fully briefed as of March 19, 2021 and oral argument is expected to be scheduled by June 2021. If this challenge were successful, it could result in the New BiOp being vacated and/or additional proceedings (the outcome of which the Company cannot predict) and cause a delay in the targeted in-service date for the MVP project (and consequent impacts relating to such delay).
Other Proceedings Relevant to the MVP Project
Grand Jury Subpoena. On January 7, 2019, the MVP Joint Venture received a letter from the U.S. Attorney's Office for the Western District of Virginia stating that it and the EPA were investigating potential criminal and/or civil violations of the Clean Water Act and other federal statutes as they relate to the construction of the MVP. The January 7, 2019 letter requested that the MVP Joint Venture and its members, contractors, suppliers and other entities involved in the construction of the MVP preserve documents related to the MVP generated from September 1, 2018 to the present. In a telephone call on February 4, 2019, the U.S. Attorney's Office confirmed that it had opened a criminal investigation. On February 11, 2019, the MVP Joint Venture received a grand jury subpoena from the U.S. Attorney's Office for the Western District of Virginia requesting certain documents related to the MVP from August 1, 2018 to the present. The MVP Joint Venture began a rolling production of documents responsive to the subpoena after the U.S. Attorney’s office narrowed its subpoena inquiry to five farms in Virginia containing twenty streams or wetlands. On March 4, 2021, the U.S. Department of Justice notified the MVP Joint Venture that it had concluded its investigation without an adverse determination to the MVP Joint Venture.
MVP Southgate Matters
The MVP Joint Venture is currently challenging or defending certain agency actions and judicial challenges to the MVP Southgate project that must be resolved before the project can be completed, including the following:
•Sierra Club et al. v. FERC; Case No. 20-1427, DC Circuit. On June 18, 2020, the FERC issued an order granting a certificate of public convenience and necessity for the MVP Southgate project. However, the FERC, while authorizing the project, directed the Office of Energy Projects not to issue a notice to proceed with construction until necessary federal permits are received for the MVP project and the Director of the Office of Energy Projects lifts the stop-work order and authorizes the MVP Joint Venture to continue constructing the MVP project. Certain opposition parties subsequently requested rehearing of the certificate order. On August 20, 2020, the FERC issued an order denying requests for rehearing of that certificate order, and on September 17, 2020, the FERC issued an order addressing the arguments raised on rehearing. On October 9, 2020, Sierra Club, among other petitioners, filed an appeal of these orders with the DC Circuit. The matter is scheduled to be fully briefed by August 18, 2021. If this challenge were successful, it could result in the MVP Southgate project’s certificate of public convenience and necessity being vacated and/or additional proceedings before the FERC, the outcome of which the Company cannot predict.
•Mountain Valley Pipeline, LLC v. North Carolina Department of Environmental Quality, No. 20-1971, Fourth Circuit Court of Appeals. On August 11, 2020, the North Carolina Department of Environmental Quality (NCDEQ) denied the MVP Southgate project’s application for a Clean Water Act Section 401 Individual Water Quality Certification and Jordan Lake Riparian Buffer Authorization and such denial was reissued by the NCDEQ on April 29, 2021. See "MVP Southgate Project" under "Outlook" in Part I, "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information. The Company is evaluating the NCDEQ's April 29, 2021 action and cannot guarantee whether the application, if the denial is challenged, or a new application will ultimately be approved or, if approved, whether conditions may be included as part of such approval or whether the application would then be further challenged.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, other than the risks described below.

Risks Related to Our Operations

Increasing scrutiny and changing stakeholder expectations in respect of ESG and sustainability practices may adversely impact our business and our stock price and expose us to new or additional risks.

Companies across all industries are facing increasing scrutiny from stakeholders related to their ESG and sustainability practices. Investor advocacy groups, certain institutional investors, investment funds and other influential investors are also increasingly focused on ESG and sustainability practices and matters and on the implications and social cost of their investments. Stakeholders’ increased focus and activism related to ESG and sustainability matters may potentially adversely affect our business, financial condition, results of operations, and liquidity, as well as our stock price, and expose us to new or additional risks, including as described below.

Increased focus on ESG and sustainability matters, particularly in respect of climate change and related demand for renewable and alternative energy, may hinder our access to capital given our fossil fuel-based operations and/or adversely affect demand for our services. See “If we or our subsidiaries are unable to obtain needed capital or financing on satisfactory terms, our ability to execute our business strategy and pay dividends to our shareholders may be diminished. Additionally, financing transactions may increase our financial leverage or could cause dilution to our shareholders.” and “Increased competition from other companies that provide gathering, transmission and storage, and water services, or from alternative fuel sources, could have a negative impact on the demand for our services, which could adversely affect our financial results.” under "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

We recognize that our shareholders, employees, customers, regulators, and other stakeholders expect us to continue to focus on long-term sustainable performance, including by addressing significant, relevant ESG factors, further working to prioritize sustainable energy practices, reducing our carbon footprint and promoting sustainability. We expect to continue to incur costs in doing so. Further, if we do not adapt to or comply with investor or other stakeholder expectations and standards (or meet sustainability goals that we set), which are evolving, or if we are perceived not to have responded appropriately or quickly enough to growing concern for ESG and sustainability issues, our business could suffer, including from reputational damage.

In addition, as we continue to focus on long-term sustainable performance and address ESG factors, and as disclosure standards continue to evolve, including as a result of potential regulatory initiatives, we have expanded and expect to further expand our public disclosures in these areas. Such disclosures may reflect goals, cost estimates and other expectations and assumptions, including over long timelines, which goals, cost estimates, and other expectations and assumptions are necessarily uncertain and may not be realized. Failure to realize (or timely achieve progress on) such goals, cost estimates, and other expectations or assumptions may adversely impact us. Further, a multitude of organizations that provide information to investors have developed ratings processes for evaluating companies on their approach to ESG and sustainability matters, and unfavorable ratings or perceptions of (or activism directed towards) us or our industry as a result of such ratings or our ESG and sustainability practices may adversely affect investor sentiment and cause investment funds to be allocated to other companies or industries.

The occurrence of any of the foregoing may adversely affect our business, financial condition, results of operations, liquidity and/or our stock price.

Terrorist or cyber security attacks and threats aimed at us or third parties, as well as any noncompliance by us with applicable laws and regulations governing data privacy, could adversely affect us.

We have become increasingly dependent upon digital technologies, including information systems, infrastructure and cloud applications, to conduct our business, and the maintenance of our financial and other records has long been dependent upon such technologies. We depend on both our own systems, networks, and technology as well as the systems, networks and technology of our vendors, customers and other business partners. The U.S. government has issued public warnings that indicate that energy assets might be specific targets of cyber security threats. Our systems (or those of third parties with whom we are connected) that are designed to protect against cyber security risks may not be sufficient, and deliberate attacks on, or unintentional events or security breaches affecting, our systems or infrastructure, the systems or infrastructure of third parties or the cloud could adversely affect us, including by leading to corruption or loss of our proprietary data and potentially sensitive data, delays in the performance of services for our customers, difficulty in completing and settling transactions, challenges in maintaining our books and records, communication interruptions, environmental damage, regulatory scrutiny, personal injury, property damage and other operational disruptions, as well as damage to our reputation, financial condition and cash flows and potential legal claims and liabilities. Further, as cyber incidents continue to evolve, we likely will be required to expend additional resources to continue to modify or enhance our protective measures and/or to investigate and remediate vulnerabilities to or consequences of cyber incidents (and there can be no assurance that any protective or remedial measures are or will be adequate to address a risk that arises).

The regulatory landscape with regard to data privacy and the unauthorized disclosure of personal information also continues to develop. New laws and regulations governing data privacy and the unauthorized disclosure of personal information may potentially elevate our compliance costs. Any failure by us, a company that we acquire, or one of our technology service providers, to comply with these laws and regulations, where applicable, including as a result of a cyber incident, could adversely affect us, including by resulting in reputational harm, penalties, regulatory scrutiny, liabilities, and/or mandated changes in our business practices.

Our subsidiaries’ significant indebtedness, and any future indebtedness, as well as the restrictions under our subsidiaries’ debt agreements, could adversely affect our operating flexibility, business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders.

The respective debt agreements of EQM and Eureka contain various covenants and restrictive provisions that limit EQM’s and Eureka's, as applicable, ability to, among other things:

•incur or guarantee additional debt;

•make distributions on or redeem or repurchase units;

•incur or permit liens on assets;

•enter into certain types of transactions with affiliates;

•enter into burdensome agreements, subject to certain specified exceptions;

•enter into certain mergers or acquisitions; and

•dispose of all or substantially all of their respective assets.

See Note 8 to the consolidated financial statements for a discussion of the Amended EQM Credit Facility and the Eureka Credit Facility and Note 12 to the consolidated financial statements for a discussion of the Second Amendment to the Amended EQM Credit Facility. As amended by the Second Amendment, the Amended EQM Credit Facility contains certain negative covenants, that, among other things, establish for EQM a maximum consolidated leverage ratio that varies over the course of the term ranging from not more than 5.95 to 1.00 to not more than 5.00 to 1.00, tested as of the end of each fiscal quarter (which in limited circumstances is increased for certain measurement periods following the consummation of certain acquisitions). Under the Eureka Credit Facility, Eureka is required to maintain a consolidated leverage ratio of not more than 4.75 to 1.00 (which in limited circumstances is increased for certain measurement periods following the consummation of certain acquisitions). Additionally, as of the end of any fiscal quarter, Eureka may not permit the ratio of consolidated EBITDA (as defined in the Eureka Credit Facility) for the four fiscal quarters then ending to Consolidated Interest Charges (as defined in the Eureka Credit Facility) to be less than 2.50 to 1.00. EQM’s and Eureka’s ability to meet these covenants can be affected by events beyond their respective control and we cannot assure our shareholders that EQM or Eureka will continue to meet these covenants. In addition, the Amended EQM Credit Facility, as amended by the Second Amendment, and the Eureka Credit Facility each contain certain events of default, including the occurrence of a change of control.

In addition to the above-described facilities, EQM has issued senior unsecured notes which remain outstanding.

The provisions of the debt agreements may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of the debt agreements could result in an event of default, which could enable creditors to, subject to the terms and conditions of the applicable agreement, declare any outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment of the debt is accelerated, our assets may be insufficient to repay such debt in full, and in turn our shareholders could experience a partial or total loss of their investments. The Amended

EQM Credit Facility, as amended by the Second Amendment, also has a cross default provision that applies to any other indebtedness EQM may have with an aggregate principal amount in excess of $25 million.

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
The following table sets forth the Company's repurchases of equity securities registered under Section 12 of the Exchange Act that occurred during the three months ended March 31, 2021:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 2021 (January 1 - January 31)	—	$—	—	$—
February 2021 (February 1 - February 28)	3,687	7.33	—	—
March 2021 (March 1 - March 31)	9,290	8.04	—	—
Total	12,977	$7.84	—	$—
(a)Reflects shares withheld by the Company to pay taxes upon vesting of restricted stock.

Item 6. Exhibits

Exhibit No.	Document Description	Method of Filing
3.1	Second Amended and Restated Articles of Incorporation of Equitrans Midstream Corporation.	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-38629) filed on April 28, 2021.
3.2	Third Amended and Restated Bylaws of Equitrans Midstream Corporation.	Incorporated herein by reference to Exhibit 3.3 to Form 8-K (#001-38629) filed on April 28, 2021.
4.1	Indenture, dated as of January 8, 2021, by and between EQM Midstream Partners, LP and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated herein by reference to Exhibit 4.1 to Form 8-K (#001-38629) filed on January 8, 2021.
10.1	Purchase Agreement, dated January 4, 2021, by and among EQM Midstream Partners, LP, Equitrans Midstream Corporation (for certain limited purposes) and Barclays Capital Inc., as representative of the several initial purchasers named on Schedule 1 thereto.	Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-38629) filed on January 5, 2021.
10.2*	Equitrans Midstream Corporation Executive Short-Term Incentive Plan.	Incorporated herein by reference to Exhibit 10.46 to Annual Report on Form 10-K (#001-38629) filed on February 23, 2021.
10.3*	Equitrans Midstream Corporation 2021 Performance Share Unit Program.	Incorporated herein by reference to Exhibit 10.47 to Annual Report on Form 10-K (#001-38629) filed on February 23, 2021.
10.4*	Form of Participant Award Agreement under 2021 Performance Share Unit Program.	Incorporated herein by reference to Exhibit 10.48 to Annual Report on Form 10-K (#001-38629) filed on February 23, 2021.
10.5*	Form of Equitrans Midstream Corporation Restricted Stock Award Agreement (2021 Awards).	Incorporated herein by reference to Exhibit 10.49 to Annual Report on Form 10-K (#001-38629) filed on February 23, 2021.
10.6#	Letter Agreement, dated as of March 27, 2021, by and between Rice Drilling B LLC and Equitrans Water Services (PA) LLC (formerly known as Rice Water Services (PA) LLC).	Filed herewith as Exhibit 10.6.
10.7#	Letter Agreement, dated as of February 23, 2021, by and among EQM Gathering Opco, LLC, EQT Corporation, EQT Production Company, Rice Drilling B LLC and EQT Energy, LLC.	Filed herewith as Exhibit 10.7.
10.8#	Letter Agreement, dated as of February 2, 2021, by and among EQM Gathering Opco, LLC, EQT Corporation, EQT Production Company, Rice Drilling B LLC and EQT Energy, LLC.	Filed herewith as Exhibit 10.8.
10.9#	Letter Agreement, dated as of February 9, 2021, by and among EQM Gathering Opco, LLC, EQM Olympus Midstream, LLC, EQT Corporation, EQT Production Company, Rice Drilling B LLC, EQT Energy, LLC and Rice Drilling D LLC.	Filed herewith as Exhibit 10.9.
10.10#	Letter Agreement, dated as of February 3, 2021, by and among EQM Gathering Opco, LLC, EQT Corporation, EQT Production Company, Rice Drilling B LLC and EQT Energy, LLC.	Filed herewith as Exhibit 10.10.
10.11#	Letter Agreement, dated as of February 18, 2021, by and between EQM Olympus Midstream, LLC and Rice Drilling D LLC.	Filed herewith as Exhibit 10.11.
31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith as Exhibit 31.1.
31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith as Exhibit 31.2.

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Furnished herewith as Exhibit 32.
101	Inline Interactive Data File.	Filed herewith as Exhibit 101.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith as Exhibit 104.
*Management contract and compensatory arrangement in which any director or any named executive officer participates.
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

Date:  May 4, 2021