Form 10-Q
period 2021-06-30
Equitrans Midstream Corp
filed 2021-08-03
CIK 1747009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes  ☐  No  ☒
The number of shares of common stock outstanding (in thousands), as of July 31, 2021: 432,522

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
EQM – EQM Midstream Partners, LP and its subsidiaries.
EQT – EQT Corporation (NYSE: EQT) and its subsidiaries.
EQT Global GGA – that certain Gas Gathering and Compression Agreement entered into on February 26, 2020 (the EQT Global GGA Effective Date) by the Company with EQT and certain affiliates of EQT for the provision of certain gas gathering services to EQT in the Marcellus and Utica Shales of Pennsylvania and West Virginia, as subsequently amended.
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
Water Services Letter Agreement – that certain letter agreement entered into on February 26, 2020 by the Company and EQT, pursuant to which EQT agreed to utilize the Company for the provision of water services in Pennsylvania under existing water services agreements and new water services agreements if negotiated between the parties.

wellhead – the equipment at the surface of a well used to control the well's pressure and the point at which the hydrocarbons and water exit the ground.
Unless the context otherwise requires, a reference to a “Note” herein refers to the accompanying Notes to Consolidated Financial Statements contained in Part I, "Item 1. Financial Statements."

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
NYMEX – New York Mercantile Exchange
NYSE – New York Stock Exchange
SEC – U.S. Securities and Exchange Commission

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

EQUITRANS MIDSTREAM CORPORATION
 Statements of Consolidated Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Thousands, except per share amounts)
Operating revenues (a)	$348,295	$340,590	$728,291	$793,703
Operating expenses:
Operating and maintenance	38,162	41,663	72,261	80,085
Selling, general and administrative	35,482	32,821	70,976	62,560
Transaction costs	—	11,453	—	22,813
Depreciation	69,315	63,151	137,933	124,499
Amortization of intangible assets	16,205	16,205	32,410	30,786
Impairments of long-lived assets (b)	56,178	—	56,178	55,581
Total operating expenses	215,342	165,293	369,758	376,324
Operating income	132,953	175,297	358,533	417,379
Equity income (c)	5,921	56,244	5,924	110,316
Other income (d)	9,453	12,979	17,052	17,142
Loss on extinguishment of debt (e)	—	—	41,025	24,864
Net interest expense (a)	95,642	66,795	190,786	133,549
Income before income taxes	52,685	177,725	149,698	386,424
Income tax expense	12,564	34,267	32,980	53,406
Net income	40,121	143,458	116,718	333,018
Net income attributable to noncontrolling interests	3,008	86,964	6,922	206,792
Net income attributable to Equitrans Midstream	37,113	56,494	109,796	126,226
Preferred dividends (f)	14,628	29,504	29,256	29,504
Net income attributable to Equitrans Midstream common shareholders	$22,485	$26,990	$80,540	$96,722

Earnings per share of common stock attributable to Equitrans Midstream common shareholders - basic (g)	$0.05	$0.10	$0.19	$0.38
Earnings per share of common stock attributable to Equitrans Midstream common shareholders - diluted (g)	$0.05	$0.10	$0.19	$0.38

Weighted average common shares outstanding - basic	433,003	260,883	432,993	254,254
Weighted average common shares outstanding - diluted	433,464	260,883	433,281	254,254

Statement of comprehensive income:
Net income	$40,121	$143,458	$116,718	$333,018
Other comprehensive income, net of tax:
Pension and other post-retirement benefits liability adjustment, net of tax expense of $12, $10, $24, and $20	35	30	69	60
Other comprehensive income	35	30	69	60
Comprehensive income	40,156	143,488	116,787	333,078
Less: Comprehensive income attributable to noncontrolling interests	3,008	86,964	6,922	206,792
Less: Comprehensive income attributable to preferred dividends (f)	14,628	29,504	29,256	29,504
Comprehensive income attributable to Equitrans Midstream common shareholders	$22,520	$27,020	$80,609	$96,782

Dividends declared per common share	$0.15	$0.15	$0.30	$0.30

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

EQUITRANS MIDSTREAM CORPORATION
Statements of Consolidated Cash Flows (Unaudited)

	Six Months Ended June 30,
	2021	2020
	(Thousands)
Cash flows from operating activities:
Net income	$116,718	$333,018
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	137,933	124,499
Amortization of intangible assets	32,410	30,786
Deferred income taxes	32,500	51,735
Impairments of long-lived assets	56,178	55,581
Equity income	(5,924)	(110,316)
Other income	(16,750)	(17,207)
Loss on extinguishment of debt	41,025	24,864
Non-cash long-term compensation expense	7,591	6,340
Changes in other assets and liabilities:
Accounts receivable	50,857	14,160
Accounts payable	(6,873)	8,139
Accrued interest	28,292	5,857
Deferred revenue	146,548	74,183
Other assets and other liabilities	(8,358)	(8,639)
Net cash provided by operating activities	612,147	593,000
Cash flows from investing activities:
Capital expenditures	(130,339)	(269,099)
Capital contributions to the MVP Joint Venture	(84,655)	(78,634)
Principal payments received on the Preferred Interest (defined in Note 6)	2,572	2,467
Net cash used in investing activities	(212,422)	(345,266)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	392,500	1,940,000
Payments on revolving credit facility borrowings	(530,000)	(2,055,000)
Proceeds from the issuance of long-term debt	1,900,000	1,600,000
Debt discounts, debt issuance costs and credit facility arrangement fees	(29,860)	(26,622)
Payment for retirement of long-term debt	(1,936,250)	(594,000)
Redemption of EQM Series A Preferred Units (as defined in Note 2)	—	(617,338)
Distributions paid to noncontrolling interest EQM unitholders	—	(128,770)
Distributions paid to holders of EQM Series A Preferred Units	—	(51,002)
Dividends paid to holders of Equitrans Midstream Preferred Shares	(29,256)	—
Dividends paid to common shareholders	(129,745)	(148,653)
Cash Shares and Cash Amount (as defined in Note 5)	—	(52,323)
Distributions to Eureka Midstream Holdings, LLC non-controlling member	(2,500)	—
Net cash used in financing activities	(365,111)	(133,708)

Net change in cash and cash equivalents	34,614	114,026
Cash and cash equivalents at beginning of period	208,023	88,322
Cash and cash equivalents at end of period	$242,637	$202,348

Cash paid during the period for:
Interest, net of amount capitalized	$157,959	$125,948

Non-cash activity during the period for:
Issuance of Equitrans Midstream common stock pursuant to the EQM Merger (as defined in Note 2), net of tax	$—	$2,736,229
Issuance of Equitrans Midstream Preferred Shares pursuant to the Restructuring Agreement (as defined in Note 2)	—	667,214
Contract liability	—	121,483
Partial period distributions on EQM Series A Preferred Units converted in the EQM Merger	—	10,929
The accompanying notes are an integral part of these consolidated financial statements.

EQUITRANS MIDSTREAM CORPORATION
Consolidated Balance Sheets (Unaudited)

	June 30, 2021	December 31, 2020
	(Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$242,637	$208,023
Accounts receivable (net of allowance for credit losses of $2,955 and $4,699 as of June 30, 2021 and December 31, 2020, respectively) (a)	254,890	290,446
Other current assets (a)	53,039	63,268
Total current assets	550,566	561,737

Property, plant and equipment	8,852,220	8,835,652
Less: accumulated depreciation	(1,090,105)	(1,007,756)
Net property, plant and equipment	7,762,115	7,827,896

Investment in unconsolidated entity	2,971,729	2,796,316
Goodwill	486,698	486,698
Net intangible assets	684,180	716,590
Other assets (a)	351,043	336,615
Total assets	$12,806,331	$12,725,852

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of revolving credit facility borrowings (b)	$—	$302,500
Accounts payable	61,811	72,098
Capital contributions payable to the MVP Joint Venture	93,926	10,723
Accrued interest	154,483	126,191
Accrued liabilities	62,307	83,366
Total current liabilities	372,527	594,878

Long-term liabilities:
Revolving credit facility borrowings (c)	650,000	485,000
Long-term debt	6,429,428	6,443,312
Contract liability (a)(d)	545,298	398,750
Deferred income tax liability	384,248	345,896
Regulatory and other long-term liabilities	98,122	94,902
Total liabilities	8,479,623	8,362,738

Mezzanine equity:
Equitrans Midstream Preferred Shares, 30,018 shares issued and outstanding as of June 30, 2021 and December 31, 2020 (e)	681,842	681,842

Shareholders' equity:
Common stock, no par value, 432,505 and 432,470 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	3,949,592	3,941,295
Retained deficit	(778,153)	(728,959)
Accumulated other comprehensive loss	(2,160)	(2,229)
Total common shareholders' equity	3,169,279	3,210,107
Noncontrolling interests	475,587	471,165
Total shareholders' equity	3,644,866	3,681,272
Total liabilities, mezzanine equity and shareholders' equity	$12,806,331	$12,725,852
(a)Includes related party activity with EQT. See Note 6.
(b)Includes aggregate borrowings outstanding on the Former Eureka Credit Facility (as defined in Note 8) as of December 31, 2020. See Note 8 for further detail.
(c)Includes aggregate borrowings outstanding on the Amended EQM Credit Facility (as defined in Note 8) as of June 30, 2021 and December 31, 2020 and aggregate borrowings outstanding on the 2021 Eureka Credit Facility (as defined in Note 8) as of June 30, 2021. See Note 8 for further detail.
(d)See Note 5 for disclosure regarding the Company's contract liabilities.
(e)See Note 2 for disclosures regarding the Equitrans Midstream Preferred Shares.
The accompanying notes are an integral part of these consolidated financial statements.

EQUITRANS MIDSTREAM CORPORATION
Statements of Consolidated Shareholders' Equity and Mezzanine Equity (Unaudited)

							Mezzanine
	Common Stock						Equity
				Accumulated			Equitrans
				Other			Midstream
	Shares	No	Retained	Comprehensive	Noncontrolling	Total	Preferred
	Outstanding	Par Value	Deficit	Loss	Interests	Equity	Shares
	(Thousands, except per share and unit amounts)
Balance at January 1, 2020	254,745	$1,292,804	$(618,062)	$(2,026)	$4,609,364	$5,282,080	$—
Other comprehensive income (net of tax):
Net income	—	—	69,732	—	119,828	189,560	—
Pension and other post-retirement benefits liability adjustment, net of tax expense of $10	—	—	—	30	—	30	—
Dividends on common shares ($0.45 per share)	(178)	—	(115,400)	—	—	(115,400)	—
Share-based compensation plans	85	4,500	—	—	285	4,785	—
Distributions paid to noncontrolling interest unitholders ($1.16 per common unit for EQM)	—	—	—	—	(96,526)	(96,526)	—
Distributions paid to holders of EQM Series A Preferred Units ($1.0364 per EQM Series A Preferred Unit)	—	—	—	—	(25,501)	(25,501)	—
Share Purchase Agreements (as defined in Note 5)	(25,300)	—	(190,992)	—	—	(190,992)	—
Adoption of Topic 326	—	—	(3,718)	—	—	(3,718)	—
Balance at March 31, 2020	229,352	$1,297,304	$(858,440)	$(1,996)	$4,607,450	$5,044,318	$—
Other comprehensive income (net of tax):
Net income	—	—	54,243	—	86,964	141,207	2,251
Pension and other post-retirement benefits liability adjustment, net of tax expense of $10	—	—	—	30	—	30	—
Dividends ($0.15 per share)	—	—	(34,634)	—	—	(34,634)	—
Share-based compensation plans	(20)	1,856	—	—	—	1,856	—
Distributions paid to noncontrolling interest unitholders ($0.3875 per common unit for EQM)	—	—	—	—	(32,244)	(32,244)	—
Distributions paid to holders of EQM Series A Preferred Units ($1.0364 per EQM Series A Preferred Unit)					(25,501)	(25,501)	—
Partial period distributions on EQM Series A Preferred Units converted in the EQM Merger					(10,929)	(10,929)	—
Redemption of EQM Series A Preferred Units	—	—	(27,253)	—	(590,085)	(617,338)	—
Restructuring Agreement	—	(82,717)	—	—	(579,157)	(661,874)	667,214
EQM Merger	203,137	2,736,229	—	—	(2,993,453)	(257,224)
Balance at June 30, 2020	432,469	$3,952,672	$(866,084)	$(1,966)	$463,045	$3,547,667	$669,465

							Mezzanine
							Equity
	Common Stock
				Accumulated			Equitrans
				Other			Midstream
	Shares	No	Retained	Comprehensive	Noncontrolling	Total	Preferred
	Outstanding	Par Value	Deficit	Loss	Interests	Equity	Shares
	(Thousands, except per share amounts)
Balance at January 1, 2021	432,470	$3,941,295	$(728,959)	$(2,229)	$471,165	$3,681,272	$681,842
Other comprehensive income (net of tax):
Net income	—	—	58,055	—	3,914	61,969	14,628
Pension and other post-retirement benefits liability adjustment, net of tax expense of $12	—	—	—	34	—	34	—
Dividends on common shares ($0.15 per share)	—	—	(64,984)	—	—	(64,984)	—
Share-based compensation plans, net	28	4,662	—	—	—	4,662	—
Distributions paid to noncontrolling interest in Eureka	—	—	—	—	(2,500)	(2,500)	—
Distributions paid to holders of Equitrans Midstream Preferred Shares ($0.4873 per share)	—	—	—	—	—	—	(14,628)
Balance at March 31, 2021	432,498	$3,945,957	$(735,888)	$(2,195)	$472,579	$3,680,453	$681,842
Other comprehensive income (net of tax):
Net income	—	—	22,485	—	3,008	25,493	14,628
Pension and other post-retirement benefits liability adjustment, net of tax expense of $12	—	—	—	35	—	35	—
Dividends on common shares $0.15 per share)	—	—	(64,750)	—	—	(64,750)	—
Share-based compensation plans, net	7	3,635	—	—	—	3,635	—
Distributions paid to holders of Equitrans Midstream Preferred Shares ($0.4873 per share)	—	—	—	—	—	—	(14,628)
Balance at June 30, 2021	432,505	$3,949,592	$(778,153)	$(2,160)	$475,587	$3,644,866	$681,842

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
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited consolidated financial statements include all adjustments (consisting of only normal, recurring adjustments, unless otherwise disclosed in this Quarterly Report on Form 10-Q) necessary for a fair presentation of the financial position of the Company as of June 30, 2021, the results of its operations and equity for the three and six months ended June 30, 2021 and 2020 and its cash flows for the six months ended June 30, 2021 and 2020. The consolidated balance sheet at December 31, 2020 has been derived from the audited financial statements at that date, but it does not include all of the information and notes required by GAAP for complete financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2020, which includes all disclosures required by GAAP.

Due to, among other things, the seasonal nature of the Company's utility customer contracts, as well as producers’ well completion activities and varying needs for fresh and produced water (which are partially driven by horizontal lateral lengths and the number of completion stages per well), the interim statements for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

For further information, refer to the Company's annual consolidated financial statements and related notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, as well as Part I, "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.

The consolidated financial statements as of and for the three and six months ended June 30, 2021 and 2020, and the consolidated balance sheet at December 31, 2020, reflect the closing of the EQM Merger and the Restructuring (each as defined in Note 2). See Note 2 for further information.
Recently Issued Accounting Standards

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance is applicable for the Amended EQM Credit Facility and the 2021 Eureka Credit Facility (each as defined in Note 8), as well as for each dividend following March 31, 2024 for the Equitrans Midstream Preferred Shares, which each use the London Inter-Bank Offered Rate (LIBOR) as a reference rate. The ASU was effective immediately but is only available through December 31, 2022. The Company is currently evaluating the potential impact of this standard on its financial statements.
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
Immediately prior to the completion of the EQM Merger, the public limited partners collectively owned a 40.1% interest in EQM, excluding the impact of the EQM Series A Preferred Units. The publicly-owned EQM common units were reflected within noncontrolling interest in the Company's consolidated balance sheets prior to completion of the EQM Merger. The portion of EQM earnings attributable to publicly held EQM common units prior to completion of the EQM Merger was reflected in net income attributable to noncontrolling interests in the Company's statements of consolidated comprehensive income.
During the second quarter of 2020, as a result of the EQM Merger, the Company recorded, in the aggregate, a $2.7 billion increase of common stock, no par value, a decrease in noncontrolling interest of $3.0 billion and an increase in deferred tax liability of $257.2 million.
The Company recorded $11.4 million and $22.8 million in expenses related to the EQM Merger and the EQT Global GGA (defined in Note 3) during the three and six months ended June 30, 2020, respectively. The expenses primarily included advisor, legal and accounting fees related to the transactions and are included in transaction costs in the statements of consolidated comprehensive income.

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

Each holder of the Equitrans Midstream Preferred Shares may elect to convert all or any portion of the Equitrans Midstream Preferred Shares owned by it into Equitrans Midstream common stock initially on a one-for-one basis, subject to certain anti-dilution adjustments and an adjustment for any dividends that have accrued but not been paid when due and partial period dividends (referred to as the conversion rate), at any time (but not more often than once per fiscal quarter), provided that any conversion involves an aggregate number of Equitrans Midstream Preferred Shares of at least $20.0 million (calculated based on the closing price of Equitrans Midstream common stock on the trading day preceding notice of the conversion) or such lesser amount if such conversion relates to all of a holder’s remaining Equitrans Midstream Preferred Shares or if such conversion is approved by the Company's Board of Directors (Board).
So long as the holders of the Equitrans Midstream Preferred Shares have not elected to convert all of their Equitrans Midstream Preferred Shares into Equitrans Midstream common stock, the Company may elect to convert all of the Equitrans Midstream Preferred Shares into Equitrans Midstream common stock, at the then-applicable conversion rate, if (i) the shares of Equitrans Midstream common stock are listed for, or admitted to, trading on a national securities exchange, (ii) the closing price per share of Equitrans Midstream common stock on the national securities exchange on which the shares of Equitrans Midstream common stock are listed for, or admitted to, trading exceeds $27.99 for the 20 consecutive trading days immediately preceding notice of the conversion, (iii) the average daily trading volume of the Equitrans Midstream common stock on the national securities exchange on which the shares of Equitrans Midstream common stock are listed for, or admitted to, trading exceeds 1,000,000 shares (subject to certain adjustments) of Equitrans Midstream common stock for the 20 consecutive trading days immediately preceding notice of the conversion, (iv) the Company has an effective registration statement on file with the SEC covering resales of the shares of Equitrans Midstream common stock to be received by such holders upon any such conversion and (v) the Company has paid all prior accumulated and unpaid dividends in cash in full to the holders.

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
3.     Impairments of Long-Lived Assets
Goodwill. On February 26, 2020 (the EQT Global GGA Effective Date), the Company entered into a Gas Gathering and Compression Agreement (as amended, the EQT Global GGA) with EQT for the provision of certain gas gathering services to EQT in the Marcellus and Utica Shales of Pennsylvania and West Virginia (as further discussed in Note 5). Prior to the EQT Global GGA Effective Date, the Company operated three reportable operating segments and seven reporting units, which are one level below the operating segment level and are generally based on how segment management reviews the Company's operating results. Commencing with the EQT Global GGA Effective Date, the Company reduced its reporting units from seven to six and maintained its three reportable operating segments. As of the EQT Global GGA Effective Date, the only reporting unit to which the Company had goodwill recorded related to the Pennsylvania gathering assets acquired in connection with EQM's acquisition of Rice Midstream Partners LP and its general partner in July 2018 (RMP PA Gas Gathering reporting unit). As a result of the EQT Global GGA, the assets under, and operations associated with, the RMP PA Gas Gathering reporting unit and the reporting unit associated with the gas gathering and compression activities of EQM Gathering Opco, LLC, an indirect wholly owned subsidiary of the Company (EQM Opco reporting unit), were combined to service a collective minimum volume commitment (MVC) under the agreement. Therefore, effective on the EQT Global GGA Effective Date, the RMP PA Gas Gathering reporting unit was merged with and into the EQM Opco reporting unit, with the EQM Opco reporting unit surviving.
As of June 30, 2021, the Company's goodwill balance was associated entirely with the EQM Opco reporting unit. During the three and six months ended June 30, 2021, no impairment indicators were identified that would indicate, in management's judgment, that it is more likely than not that the fair value of the EQM Opco reporting unit was less than its carrying value. However, the EQM Opco reporting unit is susceptible to impairment risk from future adverse market or economic conditions and Company-specific qualitative factors or other adverse factors such as unexpected future production curtailments by the Company's customers that have contracts with volumetric-based fees. Any such adverse changes in the future could reduce the underlying cash flows used to estimate fair value and could result in a decline in fair value that could trigger future impairment charges relating to the EQM Opco reporting unit.
Long-lived Assets. As of March 31, 2020, the Company performed a recoverability test of the Hornet Midstream Holdings, LLC (Hornet Midstream) long-lived assets due to decreased producer activity. As a result of the recoverability test, management determined that the carrying value of the Hornet Midstream long-lived assets (which consisted of gathering assets and customer-related intangible assets) was not recoverable under ASC 360, Impairment Testing: Long-Lived Assets Classified as Held and Used. During the first quarter of 2020, the Company estimated the fair value of the Hornet Midstream asset group and determined that the fair value was less than the assets’ carrying value, which resulted in impairment charges of approximately $37.9 million to the gathering assets and approximately $17.7 million to the customer-related intangible assets both within the Company’s Gathering segment. The non-cash impairment charges were recognized during the first quarter of 2020 and are included in the impairments of long-lived assets line on the statements of consolidated comprehensive income.
During the three months ended June 30, 2021, the Company performed a recoverability test of the Equitrans Water Services (OH) LLC (Ohio Water) long-lived assets due to decreased producer activity in Ohio within the Company's water services segment. As a result of the recoverability test, management determined that the carrying value of the Ohio Water long-lived assets (which consisted of water pipelines, impoundment facilities, pumping stations, take point facilities and measurement facilities that support well completion activities and collect flowback and produced water for recycling or disposal in Ohio) was not recoverable under ASC 360, Impairment Testing: Long-Lived Assets Classified as Held and Used. The Company estimated the fair value of the Ohio Water asset group and determined that the fair value was less than the assets’ carrying value, which resulted in impairment charges of approximately $56.2 million to the Ohio Water assets within the Company's Water segment. The non-cash impairment charge was recognized during the second quarter of 2021 and is included in the impairments of long-lived assets line on the statements of consolidated comprehensive income.
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
The Company evaluated its equity method investment in the MVP Joint Venture as of June 30, 2021, including the impacts of recent legal and regulatory events and the updated project cost and in-service date guidance announced during the second quarter of 2021, and determined that there was not an other-than-temporary decline in value. There is risk that the carrying value of the Company's investment in the MVP Joint Venture may be impaired in the future. There are ongoing legal and regulatory matters that must be resolved before each of the MVP and MVP Southgate projects can be completed. Assumptions and estimates utilized in assessing the Company’s investment in the MVP Joint Venture for impairment, including as of June 30, 2021, may change depending on the nature or timing of resolutions to these legal or regulatory matters or based on other relevant developments. Adverse changes in circumstances relevant to the likelihood of project completion could prompt the Company, in future assessments, to apply a lower probability of project completion. Such changes in assumptions or estimates (including probability) could have a material adverse effect on the fair value of the Company's investment in the MVP Joint Venture and potentially result in an impairment, the results of which could have a material adverse effect on the Company's results of operations and financial position.
4.    Financial Information by Business Segment
The Company reports its operations in three segments that reflect its three lines of business of Gathering, Transmission and Water, which reflects the manner in which management evaluates the business for making operating decisions and assessing performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Thousands)
Revenues from customers:
Gathering	$239,952	$221,531	$490,028	$531,578
Transmission	92,898	88,925	204,317	195,540
Water	15,445	30,134	33,946	66,585
Total operating revenues	$348,295	$340,590	$728,291	$793,703
Operating income:
Gathering (a)	$126,873	$116,233	$266,727	$271,461
Transmission	61,962	59,820	143,450	138,254
Water (b)	(55,640)	12,303	(51,163)	30,055
Headquarters (c)	(242)	(13,059)	(481)	(22,391)
Total operating income	$132,953	$175,297	$358,533	$417,379

Reconciliation of operating income to net income:
Equity income (d)	$5,921	$56,244	$5,924	$110,316
Other income (e)	9,453	12,979	17,052	17,142
Loss on extinguishment of debt	—	—	41,025	24,864
Net interest expense	95,642	66,795	190,786	133,549
Income tax expense	12,564	34,267	32,980	53,406
Net income	$40,121	$143,458	$116,718	$333,018
(a)Impairments of long-lived assets of $55.6 million for the six months ended June 30, 2020 were included in Gathering operating income. See Note 3 for further information.

(b)Impairments of long-lived assets of $56.2 million for the three and six months ended June 30, 2021 were included in Water operating income. See Note 3 for further information.
(c)Includes transaction costs and other unallocated corporate expenses.
(d)Equity income is included in the Transmission segment.
(e)Includes unrealized gains on derivative instruments recorded in the Gathering segment.

	June 30, 2021	December 31, 2020
	(Thousands)
Segment assets:
Gathering	$7,692,428	$7,739,836
Transmission (a)	4,508,853	4,357,382
Water	138,260	185,802
Total operating segments	12,339,541	12,283,020
Headquarters, including cash	466,790	442,832
Total assets	$12,806,331	$12,725,852
(a)The equity investment in the MVP Joint Venture is included in the Transmission segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Thousands)
Depreciation:
Gathering	$46,911	$41,827	$93,458	$82,267
Transmission	13,826	13,570	27,626	27,128
Water	8,201	7,499	16,376	14,615
Headquarters	377	255	473	489
Total	$69,315	$63,151	$137,933	$124,499
Expenditures for segment assets:
Gathering (a)	$59,680	$101,157	$107,793	$212,611
Transmission (b)	7,790	15,464	11,295	26,262
Water	4,820	2,371	9,627	5,847
Headquarters	215	911	1,372	2,787
Total (c)	$72,505	$119,903	$130,087	$247,507
(a)Includes capital expenditures related to the noncontrolling interest in Eureka Midstream Holdings, LLC (Eureka Midstream) of approximately $4.1 million and $5.8 million for the three and six months ended June 30, 2021, respectively, and approximately $11.1 million and $23.6 million for the three and six months ended June 30, 2020, respectively.
(b)Transmission capital expenditures do not include aggregate capital contributions made to the MVP Joint Venture for the MVP and MVP Southgate projects of $73.9 million and $84.7 million for the three and six months ended June 30, 2021, respectively, and $33.5 million and $78.6 million for the three and six months ended June 30, 2020, respectively.
(c)The Company accrues capital expenditures when the work has been completed but the associated bills have not yet been paid. Accrued capital expenditures are excluded from the statements of consolidated cash flows until they are paid. The net impact of non-cash capital expenditures, including the effect of accrued capital expenditures, transfers to/from inventory as assets are completed/assigned to a project and capitalized share-based compensation costs, was $(3.4) million and $0.3 million for the three and six months ended June 30, 2021, respectively, and $(3.2) million and $21.6 million for the three and six months ended June 30, 2020, respectively.
5.    Revenue from Contracts with Customers
For the three and six months ended June 30, 2021 and 2020, all revenues recognized on the Company's statements of consolidated comprehensive income are from contracts with customers. As of June 30, 2021 and December 31, 2020, all receivables recorded on the Company's consolidated balance sheets represented performance obligations that have been satisfied and for which an unconditional right to consideration exists.

Summary of disaggregated revenues. The tables below provide disaggregated revenue information by business segment.

	Three Months Ended June 30, 2021
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues (a)	$149,360	$83,797	$929	$234,086
Volumetric-based fee revenues (b)	90,592	9,101	14,516	114,209
Total operating revenues	$239,952	$92,898	$15,445	$348,295

	Three Months Ended June 30, 2020
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues (a)	$149,109	$83,764	$11,007	$243,880
Volumetric-based fee revenues	72,422	5,161	19,127	96,710
Total operating revenues	$221,531	$88,925	$30,134	$340,590

	Six Months Ended June 30, 2021
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues (a)	$297,552	$185,186	$2,773	$485,511
Volumetric-based fee revenues (b)	192,476	19,131	31,173	242,780
Total operating revenues	$490,028	$204,317	$33,946	$728,291

	Six Months Ended June 30, 2020
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues (a)	$301,188	$183,361	$23,783	$508,332
Volumetric-based fee revenues	230,390	12,179	42,802	285,371
Total operating revenues	$531,578	$195,540	$66,585	$793,703

(a) Firm reservation fee revenues associated with Gathering and Water included MVC unbilled revenues of approximately $3.7 million and $0.5 million, respectively, for the three months ended June 30, 2021, approximately $6.9 million and $1.0 million, respectively, for the six months ended June 30, 2021, approximately $4.8 million and $4.5 million, respectively, for the three months ended June 30, 2020 and approximately $11.1 million and $9.5 million, respectively, for the six months ended June 30, 2020.
(b) For the three and six months ended June 30, 2021, volumetric-based fee revenues associated with Gathering included approximately $0.2 million and $6.4 million, respectively, of unbilled revenues.
Contract assets. The Company recognizes contract assets primarily in instances where billing occurs subsequent to revenue recognition and the Company's right to invoice the customer is conditioned on something other than the passage of time. The Company's contract assets primarily consist of revenue recognized under contracts containing MVCs (whereby management has concluded (i) it is probable there will be a MVC deficiency payment at the end of the then-current MVC period, which is typically the period beginning at the inception of such contracts through the successive twelve-month periods after that date, and (ii) that a significant reversal of revenue recognized currently for the future MVC deficiency payment will not occur), as well as certain other contractual commitments. As a result, the Company's contract assets related to the Company's future MVC deficiency payments are generally expected to be collected within the next twelve months and are primarily included in other current assets in the Company's consolidated balance sheets until such time as the MVC deficiency payments are invoiced to the customer.
The following table presents changes in the Company's unbilled revenue balance during the six months ended June 30, 2021 and 2020:

	Unbilled Revenue
	2021	2020
	(Thousands)
Balance as of beginning of period	$18,618	$—
Revenue recognized in excess of amounts invoiced (a)	14,624	20,656
Minimum volume commitments invoiced (b)	(16,931)	—
Balance as of end of period	$16,311	$20,656
(a)Primarily includes revenues associated with unbilled MVCs that are generally included in firm reservation fee revenues within the Gathering and Water segments, as described in the Summary of Disaggregated Revenues table above, and other contractual commitments of approximately $6.4 million during the six months ended June 30, 2021.
(b)Unbilled revenues are transferred to accounts receivable once the Company has an unconditional right to consideration from the customer.
Contract liabilities. As of June 30, 2021 and December 31, 2020, the Company's contract liabilities consisted of deferred revenue associated with the EQT Global GGA, including advance payments from EQT associated with the Rate Relief Shares (as defined below) acquired by the Company as consideration for certain commercial terms and the initial fair value of the Henry Hub cash bonus payment provision (as defined below). The contract liabilities are classified as current or non-current according to when such amounts are expected to be recognized. As of June 30, 2021 and December 31, 2020, the contract liabilities were classified as non-current as none of the deferred revenue is expected to be recognized in revenue during the next twelve months.
Contracts requiring advance payments and the recognition of contract liabilities are evaluated to determine whether the advance payments provide the Company with a significant financing benefit. This determination requires significant judgment and is based on the combined effect of the expected length of time between when the Company transfers the promised goods or services to the customer and when the customer pays for those goods or services and the prevailing interest rates.
The following table presents changes in the Company's contract liability balances during the six months ended June 30, 2021 and 2020:

	Contract Liability
	2021	2020
	(Thousands)
Balance as of beginning of period	$398,750	$—
Amounts recorded during the period (a)	146,548	247,188
Balance as of end of period	$545,298	$247,188
(a)Includes deferred billed revenue during the six months ended June 30, 2021 and 2020 associated with the EQT Global GGA.

Summary of remaining performance obligations. The following table summarizes the estimated transaction price allocated to the Company's remaining performance obligations under all contracts with firm reservation fees and MVCs as of June 30, 2021 that the Company will invoice or transfer from contract liabilities and recognize in future periods.

	2021(a)	2022	2023	2024	2025	Thereafter	Total
	(Thousands)
Gathering firm reservation fees	$79,752	$158,728	$158,635	$157,133	$149,626	$1,193,074	$1,896,948
Gathering revenues supported by MVCs	254,724	562,069	601,269	561,891	563,413	4,811,434	7,354,800
Transmission firm reservation fees	178,745	373,589	346,858	284,786	249,109	2,405,259	3,838,346
Water revenues supported by MVCs	1,000	35,000	60,000	60,000	60,000	85,000	301,000
Total (b)	$514,221	$1,129,386	$1,166,762	$1,063,810	$1,022,148	$8,494,767	$13,391,094
(a)    July 1, 2021 through December 31, 2021.
(b)    Includes assumptions regarding timing for placing certain projects in-service, including the MVP in summer 2022. Delays in the in-service dates for projects may substantially alter the remaining performance obligations for certain contracts with firm reservation fees and/or MVCs. The MVP Joint Venture is accounted for as an equity investment and those amounts are not included in the table above.
Based on total projected contractual revenues, including projected contractual revenues from future capacity expected from expansion projects that are not yet fully constructed for which the Company has executed firm contracts, the Company's firm gathering contracts and firm transmission and storage contracts had, in each case, weighted average remaining terms of approximately 14 years as of June 30, 2021.
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
The EQT Global GGA provides for potential cash bonus payments payable by EQT to the Company during the period beginning on the first day of the calendar quarter in which the MVP in-service date occurs through the calendar quarter ending December 31, 2024 (the Henry Hub cash bonus payment provision). The potential cash bonus payments are conditioned upon the quarterly average of certain Henry Hub natural gas prices exceeding certain price thresholds. The Henry Hub cash bonus payment provision meets the definition of an embedded derivative that was required to be bifurcated from the host contract and accounted for separately in accordance with ASC 815, Derivatives and Hedging. The embedded derivative was recorded as a derivative asset at its estimated fair value at inception of approximately $51.5 million and as part of the contract liability to be included in the total consideration to be allocated to the performance obligation under ASC 606. Subsequent changes to the fair value of the derivative instrument through the end of the contract are recognized in other income on the Company's statements of consolidated comprehensive income.

The gathering MVC fees payable by EQT to the Company set forth in the EQT Global GGA are subject to potential reductions for certain contract years as set forth in the EQT Global GGA, conditioned upon the in-service date of the MVP, which provide for estimated aggregate fee relief of approximately $270 million in the first year after the in-service date of the MVP, approximately $230 million in the second year after the in-service date of the MVP and approximately $35 million in the third year after the in-service date of the MVP. In addition, commencing on January 1, 2022 and continuing until the earlier of (i) the in-service date of the MVP and (ii) December 31, 2022, EQT will have an option to forgo approximately $145 million of the gathering fee relief in the first year after the MVP in-service date and approximately $90 million of the gathering fee relief in the second year after the MVP in-service date in exchange for a cash payment from the Company to EQT in the amount of approximately $196 million (the EQT Cash Option). As consideration for the additional rate relief subject to the EQT Cash Option, the Company purchased shares of its common stock (see Rate Relief Shares discussed and defined below) from EQT. The consideration received for future contractual rate relief associated with the Rate Relief Shares was recorded at a fair value of approximately $121.5 million as a contract liability in accordance with ASC 606 and will be recognized as revenue over the life of the contract.

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
6.    Related Party Transactions
As of June 30, 2021, EQT remained a related party of the Company due to its ownership of 25,296,026 shares of Equitrans Midstream common stock, which represented an approximately 5.8% ownership interest in the Company, excluding the impact of the Equitrans Midstream Preferred Shares. In the ordinary course of business, the Company engaged, and continues to engage, as applicable, in transactions with EQT and its affiliates, including, but not limited to, entering into new or amending existing gathering agreements, transportation service and precedent agreements, storage agreements and water services agreements.
The following table summarizes the Company's related party transactions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Thousands)
Operating revenues	$223,099	$214,700	$448,056	$518,500
Equity income	5,921	56,244	5,924	110,316
Interest income from the preferred interest in EQT Energy Supply, LLC (the Preferred Interest)	1,451	1,523	2,920	3,062
Capital contributions to the MVP Joint Venture	(73,932)	(33,484)	(84,655)	(78,634)
Principal payments received on the Preferred Interest	1,295	1,242	2,572	2,467

The following table summarizes the Company's related party receivables and payables.

	June 30, 2021	December 31, 2020
	(Thousands)
Accounts receivable	$195,170	$199,674
Contract asset	1,000	2,207
Investment in unconsolidated entity	2,971,729	2,796,316
Preferred Interest	102,483	105,056
Capital contributions payable to the MVP Joint Venture	93,926	10,723
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
EQT Global GGA. See Note 5 for further detail.
Water Services Letter Agreement. See Note 5 for further detail.
Share Purchase Agreements. See Note 5 for further detail.
7.    Investment in Unconsolidated Entity
The MVP Joint Venture is constructing the Mountain Valley Pipeline (MVP), an estimated 300-mile natural gas interstate pipeline that will span from northern West Virginia to southern Virginia. The Company will operate the MVP and owned a 46.4% interest in the MVP project as of June 30, 2021. On November 4, 2019, Consolidated Edison, Inc. (Con Edison) exercised an option to cap its investment in the construction of the MVP project at approximately $530 million (excluding AFUDC). The Company and NextEra Energy, Inc. are obligated to, and RGC Resources, Inc., another member of the MVP Joint Venture owning an interest in the MVP project, has opted to, fund the shortfall in Con Edison's capital contributions, on a pro rata basis. Such funding by the Company and funding by other members has and will correspondingly increase the Company's and such other funding members' respective interests in the MVP project and decrease Con Edison's interest in the MVP project. As a result, based on the project's targeted cost of approximately $6.2 billion (excluding AFUDC), the Company's equity ownership in the MVP project will progressively increase from approximately 46.4% to approximately 47.8%. The MVP Joint Venture is a variable interest entity because it has insufficient equity to finance its activities during the construction stage of the project. The Company is not the primary beneficiary of the MVP Joint Venture because the Company does not have the power to direct the activities that most significantly affect the MVP Joint Venture's economic performance. Certain business decisions, such as decisions to make distributions of cash, require a greater than 66 2/3% ownership interest approval, and no one member owns more than a 66 2/3% interest.
In April 2018, the MVP Joint Venture announced the MVP Southgate project, a proposed 75-mile interstate pipeline that will extend from the MVP at Pittsylvania County, Virginia to new delivery points in Rockingham and Alamance Counties, North Carolina. The Company will operate the MVP Southgate pipeline and owned a 47.2% interest in the MVP Southgate project as of June 30, 2021.
In May 2021, the MVP Joint Venture issued a capital call notice for the funding of the MVP project to MVP Holdco, LLC (MVP Holdco), a wholly owned subsidiary of the Company, for $93.7 million, of which $34.2 million and $18.2 million was paid in July 2021 and August 2021, respectively, and $41.3 million is expected to be paid in September 2021. The capital contributions payable and the corresponding increase to the investment balance are reflected on the consolidated balance sheet as of June 30, 2021.
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
As a result of EQM’s credit rating downgrades in the first quarter of 2020, EQM delivered credit support to the MVP Joint Venture in the form of letters of credit in the amounts of approximately $220.2 million and $14.2 million with respect to the MVP and MVP Southgate projects, respectively. In connection with delivering such letters of credit as replacement performance assurances, EQM's prior performance guarantees associated with the MVP and MVP Southgate projects were terminated. As of August 3, 2021, the letter of credit with respect to the MVP project was in the amount of approximately $251.0 million as a result of the capital contribution made in July 2021. Upon the FERC’s initial release to begin construction of the MVP Southgate project, the Company’s current letter of credit to support MVP Southgate will be terminated, and the Company will be obligated to deliver a new letter of credit (or provide another allowable form of performance assurance) in an amount equal to 33% of MVP Holdco’s proportionate share of the remaining capital obligations for the MVP Southgate project under the applicable construction budget.

As of June 30, 2021, the Company's maximum financial statement exposure related to the MVP Joint Venture was approximately $3,151 million, which consisted primarily of the investment in unconsolidated entity balance on the consolidated balance sheet as of June 30, 2021 and the letters of credit outstanding under the Amended EQM Credit Facility.
The following tables summarize the unaudited condensed consolidated financial statements of the MVP Joint Venture in relation to the MVP project.
Condensed Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
	(Thousands)
Current assets	$160,122	$146,054
Non-current assets	6,101,108	5,848,298
Total assets	$6,261,230	$5,994,352

Current liabilities	$242,402	$217,086
Equity	6,018,828	5,777,266
Total liabilities and equity	$6,261,230	$5,994,352
Condensed Statements of Consolidated Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Thousands)
Operating expenses	$(150)	$(50)	$(150)	$(315)
Other income	4	31	10	262
Net interest income	3,875	36,262	3,875	71,588
AFUDC — equity	9,042	84,612	9,042	167,040
Net income	$12,771	$120,855	$12,777	$238,575
8.    Debt
Equitrans Midstream Term Loan Facility. In December 2018, Equitrans Midstream entered into a term loan credit agreement (as amended in May 2019, the ETRN Term Loan Credit Agreement) that provided for a senior secured term loan facility in an aggregate principal amount of $600 million (the ETRN Term Loans). On March 3, 2020, EQM drew $650.0 million under the EQM Credit Facility and transferred such funds to the Company, pursuant to a senior unsecured term loan agreement with the Company. The Company utilized a portion of such funds to pay off all of the amounts outstanding under the ETRN Term Loans and the ETRN Term Loan Credit Agreement was terminated. As a result, the Company wrote off $24.4 million of unamortized discount and financing costs related to the ETRN Term Loan Credit Agreement. The write off charge is included in the loss on extinguishment of debt line on the statements of consolidated comprehensive income. On September 29, 2020, the Company made a prepayment to EQM of all principal, interest, fees and other obligations outstanding under the senior unsecured term loan agreement and terminated the agreement. During the period from January 1, 2020 to March 3, 2020, the weighted average annual interest rate on the ETRN Term Loans was approximately 6.2%.
EQM Revolving Credit Facility. On October 31, 2018, EQM amended and restated its unsecured revolving credit facility to increase the borrowing capacity from $1 billion to $3 billion and extend the term to October 2023 (the EQM Credit Facility). On March 30, 2020, EQM entered into an amendment (the First Amendment) to the EQM Credit Facility (as amended, the First Amended EQM Credit Facility) which, among other things, amended certain defined terms and negative covenants in the EQM Credit Facility. On April 16, 2021, EQM entered into a second amendment (the Second Amendment) to the EQM Credit Facility (as amended by the First Amendment and the Second Amendment, the Amended EQM Credit Facility). The Second Amendment amended, among other things:
•certain defined terms, including:

•the definition of “Applicable Rate” in the First Amended EQM Credit Facility such that: (i) Base Rate Loans (as defined in the Amended EQM Credit Facility) bear interest at a base rate plus a margin of 0.125% to

2.000% determined on the basis of EQM’s then-current credit ratings and (ii) Eurodollar Rate Loans (as defined in the Amended EQM Credit Facility) bear interest at a Eurodollar Rate (as defined in the Amended EQM Credit Facility) plus a margin of 1.125% to 3.000% also determined on the basis of EQM’s then-current credit ratings; and

•the definition of “Qualified Project” in the First Amended EQM Credit Facility and certain related definitions, which, collectively, have the effect of removing the designation of the MVP project and the Hammerhead pipeline as Qualified Projects on a go-forward basis after March 31, 2021 under the Amended EQM Credit Facility, and eliminating certain addbacks to Consolidated EBITDA (as defined in the Amended EQM Credit Facility) that previously were available in connection with the MVP project and the Hammerhead pipeline; and

•the financial covenant under the First Amended EQM Credit Facility, pursuant to which, except for certain measurement periods following the consummation of certain acquisitions during which the Consolidated Leverage Ratio (as defined in the Amended EQM Credit Facility) cannot exceed the greater of 5.50 to 1.00 or the maximum ratio otherwise permitted under the Amended EQM Credit Facility for the applicable period, the Consolidated Leverage Ratio cannot exceed, (i) for each fiscal quarter ending on and after June 30, 2021 and on or prior to September 30, 2022, 5.95 to 1.00, (ii) for the fiscal quarter ending on December 31, 2022, 5.25 to 1.00, and (iii) for each fiscal quarter ending after December 31, 2022, 5.00 to 1.00.

The Second Amendment also reduced the aggregate commitments available under the Amended EQM Credit Facility to $2.25 billion, and the commitment of each lender thereunder was reduced accordingly on a pro rata basis.
The Amended EQM Credit Facility is available for general partnership purposes, including to purchase assets, to make investments, to fund working capital requirements and capital expenditures and to pay distributions. Subject to satisfaction of certain conditions, the Amended EQM Credit Facility has an accordion feature that allows EQM to increase the available borrowings under the facility by up to an additional $750 million. The Amended EQM Credit Facility has a sublimit of up to $250 million for same-day swing line advances and a sublimit of up to $400 million for letters of credit. In addition, EQM has the ability to request that one or more lenders make available term loans under the Amended EQM Credit Facility subject to the satisfaction of certain conditions (which term loans would be secured by cash, qualifying investment grade securities or a combination thereof). The Company’s obligations in respect of the revolving borrowings made under the Amended EQM Credit Facility are unsecured. As of June 30, 2021, no term loans were outstanding under the Amended EQM Credit Facility.
As of June 30, 2021, EQM had approximately $350 million of borrowings and $274 million of letters of credit outstanding under the Amended EQM Credit Facility. As of December 31, 2020, EQM had $485 million of borrowings and $246 million of letters of credit outstanding under the First Amended EQM Credit Facility. During the three and six months ended June 30, 2021, the maximum outstanding borrowings at any time were approximately $485 million and $525 million, respectively, and the average daily balances were approximately $475 million and $482 million, respectively. EQM incurred interest at weighted average annual interest rates of approximately 2.7% and 2.5% for the three and six months ended June 30, 2021, respectively. During the three and six months ended June 30, 2020, the maximum outstanding borrowing at any time was approximately $2,040 million for both periods, the average daily balances were approximately $1,419 million and $1,223 million, respectively, and the weighted average annual interest rates were approximately 2.9% and 3.0%, respectively. For the three and six months ended June 30, 2021, commitment fees of $1.6 million and $3.9 million, respectively, were paid to maintain credit availability under the Amended EQM Credit Facility. For the three and six months ended June 30, 2020, commitment fees of $1.4 million and $2.6 million, respectively, were paid to maintain credit availability under the Amended EQM Credit Facility.
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
On January 8, 2021, EQM (i) applied a portion of the proceeds from the issuance of the 2021 Senior Notes (defined below) to prepay all principal, interest, fees and other obligations outstanding under the Amended 2019 EQM Term Loan Agreement and (ii) terminated the Amended 2019 EQM Term Loan Agreement and the loan documents associated therewith. EQM repaid outstanding loans with a principal amount of $1.4 billion in connection with the termination of the Amended 2019 EQM Term Loan Agreement. Prior to its termination in January 2021, the Amended 2019 EQM Term Loan Agreement would have matured in August 2022. During the period from January 1, 2021 through January 7, 2021, the weighted average annual interest rate was approximately 2.4%. During the three and six months ended June 30, 2020, the weighted average annual interest rates were approximately 2.9% and 3.0%, respectively.

Eureka Credit Facilities. On May 13, 2021, Eureka Midstream, LLC (Eureka), a wholly owned subsidiary of Eureka Midstream, repaid all outstanding principal borrowings plus accrued and unpaid interest under and terminated its credit facility with ABN AMRO Capital USA LLC, as administrative agent, the lenders party thereto from time to time and any other persons party thereto from time to time (the Former Eureka Credit Facility). No early termination or prepayment penalties were incurred as a result of the termination of the Former Eureka Credit Facility or the repayment of outstanding amounts under the facility. In connection with the termination of the Former Eureka Credit Facility, all guaranties and liens securing the obligations under the Former Eureka Credit Facility were terminated and released. Prior to its termination, the Former Eureka Credit Facility was scheduled to mature on August 25, 2021.

In conjunction with the termination of, and to fund the repayment of all outstanding amounts under the Former Eureka Credit Facility, on May 13, 2021, Eureka entered into a $400 million senior secured revolving credit facility with Sumitomo Mitsui Banking Corporation, as administrative agent, the lender party thereto from time to time and any other persons party thereto from time to time (the 2021 Eureka Credit Facility). The 2021 Eureka Credit Facility matures on November 13, 2024, and is available for general business purposes, including financing maintenance and expansion capital expenditures related to the Eureka system and providing working capital for Eureka’s operations. Subject to the satisfaction of certain conditions, the 2021 Eureka Credit Facility has an accordion feature that allows Eureka to increase the available borrowings under the facility to an amount no greater than $500 million of total commitments. The 2021 Eureka Credit Facility also has a sublimit of up to $25 million for same-day swing line advances.

Under the terms of the 2021 Eureka Credit Facility, Eureka can obtain base rate loans or Eurodollar rate loans. Base rate loans are denominated in dollars and bear interest at an adjusted base rate, which is equal to the highest of (i) the prime rate as quoted by the Wall Street Journal, (ii) the one-month Adjusted Eurodollar Rate plus 1.0% or (iii) the Federal Funds effective rate plus 0.5% per annum; plus the Applicable Margin (as defined in the 2021 Eureka Credit Facility). Eurodollar rate loans bear interest at the Adjusted Eurodollar Rate per annum, which rate is to be determined by the administrative agent pursuant to a prescribed calculation based on the ICE Benchmark Administration LIBOR Rate for committed loans, and the 30-day rate of interest per annum appearing in Bloomberg Page BBAM1 as the London interbank offered rate for deposits in dollars for swing line advances, plus the Applicable Margin. The Applicable Margin ranges from 1.00% to 2.25% in the case of base rate loans and from 2.00% to 3.25% in the case of Eurodollar rate loans, in each case, depending on Eureka's consolidated leverage ratio.

The 2021 Eureka Credit Facility contains negative covenants that, among other things, limit restricted payments, the incurrence of debt, dispositions, mergers and fundamental changes, securities issuances and transactions with affiliates, in each case and as applicable, subject to certain specified exceptions. In addition, the 2021 Eureka Credit Facility contains certain specified events of default such as insolvency, nonpayment of scheduled principal or interest obligations, loss and failure to replace certain material contracts, change of control and cross-default related to the acceleration or default of certain other financial obligations.

Under the 2021 Eureka Credit Facility, Eureka is required to maintain a consolidated leverage ratio of not more than 4.75 to 1.00 (or not more than 5.25 to 1.00 for certain measurement periods following the consummation of certain acquisitions). If Eureka has issued senior notes of $200 million or more in the aggregate as of the end of any fiscal quarter, then for such fiscal quarter and for each fiscal quarter thereafter, Eureka is required to maintain a consolidated leverage ratio of not more than 5.25 to 1.00 and will not permit the ratio of senior indebtedness to four-quarter Consolidated EBITDA (as defined in the 2021 Eureka Credit Facility) as of the end of any such quarter to exceed 3.50 to 1.00. Additionally, as of the end of any fiscal quarter, Eureka will not permit the ratio of Consolidated EBITDA for the four fiscal quarters then ending to consolidated interest charges to be less than 2.50 to 1.00. Notwithstanding anything to the contrary, the 2021 Eureka Credit Facility provides Eureka with an equity cure right if it fails to abide by such financial covenants.

As of June 30, 2021, Eureka had approximately $300 million of borrowings outstanding under the 2021 Eureka Credit Facility. As of December 31, 2020, Eureka had approximately $303 million of borrowings outstanding under the Former Eureka Credit Facility. For the three and six months ended June 30, 2021, the maximum amount of outstanding borrowings under either of the Eureka credit facilities at any time was approximately $315 million for both periods, the average daily balance was approximately $310 million and $308 million, respectively, and Eureka incurred interest at weighted average annual interest rates of approximately 2.5% and 2.4%, respectively. For the three and six months ended June 30, 2021, commitment fees of $0.1 million and $0.2 million, respectively, were paid to maintain credit availability under the Eureka credit facilities. For the three and six months ended June 30, 2020, the maximum amount of outstanding borrowings under the Former Eureka Credit Facility at any time was approximately $303 million for both periods, the average daily balances were approximately $298 million and $295 million, respectively, and Eureka incurred interest at weighted average annual interest rates of approximately 2.6% and 2.9% respectively. For the three and six months ended June 30, 2020, commitment fees of $0.1 million and $0.3 million, respectively, were paid to maintain credit availability under the Former Eureka Credit Facility.
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
2020 Senior Notes. During the second quarter of 2020, EQM issued $700 million aggregate principal amount of new 6.00% senior unsecured notes due July 1, 2025 and $900 million aggregate principal amount of new 6.50% senior unsecured notes due July 1, 2027 (collectively, the 2020 Senior Notes) and received net proceeds from the offering of approximately $1,576.1 million, inclusive of a discount of $20.0 million and debt issuance costs of $3.9 million. A portion of the net proceeds were used to repay a portion of the borrowings outstanding under the First Amended EQM Credit Facility, and the remainder was used for general partnership purposes.
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
The Company incurred a loss on the extinguishment of debt of $41.0 million during the six months ended June 30, 2021 related to the payment of the Tender Offer premium and write off of unamortized discounts and financing costs related to the prepayment of the EQM Term Loans under, and termination of, the Amended 2019 EQM Term Loan Agreement and purchase of 2023 Notes in the Tender Offers. This amount is included in the loss on extinguishment of debt line on the statements of consolidated comprehensive income.
As of June 30, 2021, EQM and Eureka were in compliance with all debt provisions and covenants.
9.    Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis. The Company records derivative instruments at fair value on a gross basis in its consolidated balance sheets. The Henry Hub cash bonus payment provision, as described in Note 5, is recorded at its estimated fair value using a Monte Carlo simulation model. Significant inputs used in the fair value measurement include NYMEX Henry Hub natural gas futures prices as of the date of valuation, the targeted in-service date of the MVP, risk-free interest rates based on U.S. Treasury rates, expected volatility of NYMEX Henry Hub natural gas futures prices and an estimated credit spread of EQT. The expected volatility of NYMEX Henry Hub natural gas futures prices used in the valuation methodology represents a significant unobservable input causing the Henry Hub cash bonus payment provision to be designated as a Level 3 fair value measurement. An expected average volatility of approximately 32% was utilized in the valuation model, which is based on market-quoted volatilities of relevant NYMEX Henry Hub natural gas forward prices. As of June 30, 2021 and December 31, 2020, the fair values of the Henry Hub cash bonus payment provision were $84.6 million and $68.0 million, respectively, which were recorded in other assets on the Company's consolidated balance sheets. During the three and six months ended June 30, 2021, the Company recognized gains of $9.4 million and $16.6 million, respectively, representing the change in estimated fair value of the derivative instrument during the respective periods. During the three and six months ended June 30, 2020, the Company recognized gains of $12.6 million and $16.7 million, respectively, representing the change in estimated fair value of the derivative instrument during the respective periods. The gains are reflected in other income in the Company's statements of consolidated comprehensive income.
Other Financial Instruments. The carrying values of cash and cash equivalents, accounts receivable, amounts due to/from related parties and accounts payable approximate fair value due to the short maturity of the instruments; as such, their fair values are Level 1 fair value measurements. The carrying values of borrowings under the Amended EQM Credit Facility, the Former Eureka Credit Facility (prior to its termination), the 2021 Eureka Credit Facility and the Amended 2019 EQM Term Loan Agreement (prior to its termination) approximate fair value as the interest rates are based on prevailing market rates; these are considered Level 1 fair value measurements. As EQM's borrowings under its senior notes are not actively traded, their fair values are estimated using an income approach model that applies a discount rate based on prevailing market rates for debt with similar remaining time-to-maturity and credit risk; as such, their fair values are Level 2 fair value measurements. As of June 30, 2021 and December 31, 2020, the estimated fair values of EQM's senior notes were approximately $6,891 million and $5,495 million, respectively, and the carrying values of EQM's senior notes were approximately $6,429 million and $5,046 million, respectively. The fair value of the Preferred Interest is a Level 3 fair value measurement and is estimated using an income approach model that applies a market-based discount rate. As of June 30, 2021 and December 31, 2020, the estimated fair values of the Preferred Interest were approximately $121 million and $127 million, respectively, and the carrying values of the Preferred Interest were approximately $102 million and $105 million, respectively.

10.    Earnings Per Share
The following table sets forth the computation of the basic and diluted earnings per share attributable to Equitrans Midstream common shareholders for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021		2020
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Net income	$40,121	$40,121	$143,458	$143,458
Less: Net income attributable to noncontrolling interests (excluding EQM Series A Preferred Units)	3,008	3,008	65,106	65,106
Less: EQM Series A Preferred Units interest in net income	—	—	21,858	21,858
Less: Preferred dividends	14,628	14,628	29,504	29,504
Net income attributable to Equitrans Midstream common shareholders	$22,485	$22,485	$26,990	$26,990

Basic weighted average common shares outstanding	433,003	433,003	260,883	260,883
Dilutive securities (a)	—	461	—	—
Diluted weighted average common shares outstanding	433,003	433,464	260,883	260,883

Earnings per share of common stock attributable to Equitrans Midstream common shareholders	$0.05	$0.05	$0.10	$0.10

	Six Months Ended June 30,
	2021		2020
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Net income	$116,718	$116,718	$333,018	$333,018
Less: Net income attributable to noncontrolling interests (excluding EQM Series A Preferred Units)	6,922	6,922	159,433	159,433
Less: EQM Series A Preferred Units interest in net income	—	—	47,359	47,359
Less: Preferred dividends	29,256	29,256	29,504	29,504
Net income attributable to Equitrans Midstream common shareholders	$80,540	$80,540	$96,722	$96,722

Basic weighted average common shares outstanding	432,993	432,993	254,254	254,254
Dilutive securities (a)	—	288	—	—
Diluted weighted average common shares outstanding	432,993	433,281	254,254	254,254

Earnings per share of common stock attributable to Equitrans Midstream common shareholders	$0.19	$0.19	$0.38	$0.38
(a)For the three and six months ended June 30, 2021, the Company excluded 30,018 (in thousands), in each case, of weighted average anti-dilutive securities related to the Equitrans Midstream Preferred Shares. For the three and six months ended June 30, 2020, the Company excluded 5,047 and 2,814 (in thousands), respectively, of weighted average anti-dilutive securities related to the Equitrans Midstream Preferred Shares and stock-based compensation awards. For the periods presented, as applicable, EQM's dilutive securities issued and outstanding prior to the EQM Merger did not have a material impact on the Company's diluted earnings per share.
The Company grants Equitrans Midstream phantom units to certain non-employee directors that will be paid in Equitrans Midstream common stock upon the director's termination of service on the Board. As there are no remaining service, performance or market conditions related to these awards, 502 and 494 (in thousands) Equitrans Midstream phantom units were included in the computation of basic and diluted weighted average common shares outstanding for the three and six months ended June 30, 2021, respectively, and 295 and 271 (in thousands) Equitrans Midstream phantom units were included in the computation of basic and diluted weighted average common shares outstanding for the three and six months ended June 30, 2020.

Preferred dividends include a $27.3 million premium recognized on the redemption of the EQM Series A Preferred Units as part of the Restructuring Closing during the three and six months ended June 30, 2020.
11.     Income Taxes

The Company's effective tax rate was 23.8% for the three months ended June 30, 2021, compared to 19.3% for the three months ended June 30, 2020. The Company's effective tax rate was 22.0% for the six months ended June 30, 2021, compared to 13.8% for the six months ended June 30, 2020. For the three and six months ended June 30, 2021 and 2020, the Company calculated the provision for income taxes for interim periods by applying an estimate of the annual effective tax rate for the full fiscal year to "ordinary" income or loss (pre-tax income or loss excluding unusual or infrequently occurring items) for the periods. The effective tax rate was higher for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 primarily due to the decrease in net income attributable to noncontrolling interests as a result of the EQM Merger and related effect on the Company's estimated annual effective tax rate for the three and six months ended June 30, 2021. The effective tax rate for the three and six months ended June 30, 2021 was lower than the statutory rate primarily due to the impact of AFUDC - equity on the MVP project and because the Company does not record income tax expense on the portion of its income attributable to the noncontrolling member of Eureka Midstream. The effective tax rate for the three and six months ended June 30, 2020 was lower than the statutory rate primarily because the Company did not record income tax expense on the portion of its income attributable to the noncontrolling limited partners of EQM for the periods prior to the closing of the EQM Merger, did not record income tax expense on the portion of its income attributable to the noncontrolling member of Eureka Midstream and due to the impact of AFUDC - equity on the MVP project.

EQUITRANS MIDSTREAM CORPORATION
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of financial condition and results of operations in conjunction with the consolidated financial statements, and the notes thereto, included elsewhere in this report.
Cautionary Statements
Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Section 27A of the Securities Act of 1933, as amended (the Securities Act). Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as "anticipate," "estimate," "could," "would," "will," "may," "forecast," "approximate," "expect," "project," "intend," "plan," "believe," "target" and other words of similar meaning in connection with any discussion of future operating or financial matters. Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the matters discussed in the section captioned "Outlook" in Part I, "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," and the expectations of plans, strategies, objectives, and growth and anticipated financial and operational performance of Equitrans Midstream and its affiliates, including:
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
•the cost, capacity, shippers for, timing of regulatory approvals (including permitting timelines with respect to the MVP project water crossings), final design (including expansions or extensions and capital related thereto), ability to contract additional capacity on, mitigate emissions from and targeted in-service dates of current or in-service projects or assets, in each case as applicable;
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
•the Company's ability to provide produced water handling services and realize expansion opportunities;
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
•any credit rating impacts associated with the MVP project, customer credit ratings changes, defaults, acquisitions, dispositions and financings and any changes in EQM's credit ratings;

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
•future decisions of customers in respect of curtailing natural gas production, timing of turning wells in line, rig and completion activity and related impacts on the Company's business;
•liquidity and financing requirements, including sources and availability;
•interest rates;
•the ability of the Company's subsidiaries (some of which are not wholly owned) to service debt under, and comply with the covenants contained in, their respective credit agreements;
•expectations regarding natural gas and water volumes in the Company's areas of operations;
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
•the effectiveness of the Company's information technology systems and practices to defend against evolving cyber attacks on United States critical infrastructure;
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

Executive Overview

Net income attributable to Equitrans Midstream common shareholders was $22.5 million for the three months ended June 30, 2021 compared to $27.0 million for the three months ended June 30, 2020. The decrease resulted primarily from impairment charges associated with long-lived assets on Water, lower equity income from the Company's investment in the MVP Joint Venture and higher net interest expense, partially offset by lower net income attributable to noncontrolling interests, a premium on the redemption of EQM Series A Preferred Units recorded during the second quarter of 2020, lower income tax expense and higher operating revenues.

Net income attributable to Equitrans Midstream common shareholders was $80.5 million for the six months ended June 30, 2021 compared to $96.7 million for the six months ended June 30, 2020. The decrease resulted primarily from lower equity income from the Company's investment in the MVP Joint Venture, lower operating revenues on Gathering (primarily due to impacts of the EQT Global GGA) and Water, higher net interest expense and additional loss on extinguishment of debt charges, partially offset by lower net income attributable to noncontrolling interest, transaction costs recorded during the first half of 2020 and lower income tax expense. See Note 5 to the consolidated financial statements for a discussion of deferred revenues under the EQT Global GGA.

COVID-19 Update

While the COVID-19 pandemic is continuing, the outbreak has had, and continues to have, a minimal direct impact on the Company’s overall operations. The Company continues to actively manage its response to the COVID-19 pandemic in collaboration with relevant parties and, given that the situation surrounding COVID-19 remains fluid, a number of Company-wide measures undertaken in response to COVID-19 remain in effect to continue to promote the safety and health of field and office-based employees and contractors.

Notwithstanding the outbreak’s minimal direct impact to date on the Company’s overall operations, the Company acknowledges that the COVID-19 pandemic is still ongoing and therefore the Company cannot predict that the pandemic, or further developments regarding variants of COVID-19, will not have any impact in the future on the Company's business, results of operations or financial position. For further information regarding the potential impact of COVID-19 on the Company, see "The outbreak of COVID-19 (or any future pandemic), and related declines in economic output and demand for natural gas, could harm our business, results of operations and financial condition." under "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

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

Gathering Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	(Thousands, except per day amounts)
FINANCIAL DATA
Firm reservation fee revenues (a)	$149,360	$149,109	0.2	$297,552	$301,188	(1.2)
Volumetric-based fee revenues (b)	90,592	72,422	25.1	192,476	230,390	(16.5)
Total operating revenues	239,952	221,531	8.3	490,028	531,578	(7.8)
Operating expenses:
Operating and maintenance	24,274	22,745	6.7	46,940	41,623	12.8
Selling, general and administrative	25,689	24,521	4.8	50,493	45,756	10.4
Transaction costs	—	—	—	—	4,104	(100.0)
Depreciation	46,911	41,827	12.2	93,458	82,267	13.6
Amortization of intangible assets	16,205	16,205	—	32,410	30,786	5.3
Impairments of long-lived assets	—	—	—	—	55,581	(100.0)
Total operating expenses	113,079	105,298	7.4	223,301	260,117	(14.2)
Operating income	$126,873	$116,233	9.2	$266,727	$271,461	(1.7)

Other income (c)	$9,434	$12,554	(24.9)	$16,569	$16,724	(0.9)

OPERATIONAL DATA
Gathered volumes (BBtu per day)
Firm capacity (d)	5,279	5,079	3.9	5,262	4,268	23.3
Volumetric-based services	3,106	2,607	19.1	3,225	3,723	(13.4)
Total gathered volumes	8,385	7,686	9.1	8,487	7,991	6.2

Capital expenditures (e)	$59,680	$101,157	(41.0)	$107,793	$212,611	(49.3)
(a)For the three and six months ended June 30, 2021, firm reservation fee revenues included approximately $3.7 million and $6.9 million, respectively, of MVC unbilled revenues. For the three and six months ended June 30, 2020, firm reservation fee revenues included approximately $4.8 million and $11.1 million, respectively, of MVC unbilled revenues.
(b)For the three and six months ended June 30, 2021, volumetric-based fee revenues included approximately $0.2 million and $6.4 million, respectively, of unbilled revenues.
(c)Other income includes the unrealized gains on derivative instruments associated with the Henry Hub cash bonus payment provision. See "Other Income Statement Items" below for further information.
(d)Includes volumes up to the contractual MVC under agreements structured with MVCs. Volumes in excess of the contractual MVC are reported under Volumetric-based services.
(e)Includes approximately $4.1 million and $5.8 million of capital expenditures related to the noncontrolling interest in Eureka Midstream for the three and six months ended June 30, 2021, respectively, and includes approximately $11.1 million and $23.6 million of capital expenditures related to the noncontrolling interest in Eureka Midstream for the three and six months ended June 30, 2020, respectively.
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Gathering operating revenues increased by $18.4 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Volumetric-based fee revenues increased by $18.2 million primarily due to higher gathered volumes.
Gathering operating expenses increased by $7.8 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 due to higher operating and maintenance, selling, general and administrative and depreciation expenses. Operating and maintenance expense increased by $1.5 million primarily associated with higher property taxes. Selling, general and administrative expense increased by $1.2 million primarily due to legal fees related to the pending Hammerhead pipeline arbitration. Depreciation expense increased by $5.1 million as a result of additional assets placed in-service.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Gathering operating revenues decreased by $41.6 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Firm reservation fee revenues decreased by $3.6 million primarily due to $72.4 million of deferred revenue resulting from the EQT Global GGA, partly offset by $61.9 million of increased MVC revenues resulting from the EQT Global GGA and increased firm capacity by other producers. Volumetric-based fee revenues decreased by $37.9 million primarily due to increased MVC revenues attributable to volumes that previously were subject to volumetric-based fees prior to the EQT Global GGA. See Note 5 to the consolidated financial statements for a discussion of deferred revenues under the EQT Global GGA.
Gathering operating expenses decreased by $36.8 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily as a result of the impairments of long-lived assets (which consisted of gathering assets and customer-related intangible assets totaling $55.6 million, as described in Note 3 to the consolidated financial statements) and transaction costs associated with the EQM Merger and related transactions during the first quarter of 2020, partially offset by increases in operating and maintenance, selling, general and administrative and depreciation expenses in the first half of 2021 compared to the first half of 2020. Operating and maintenance expense increased by $5.3 million primarily as a result of an increase in repairs and maintenance expense. Selling, general and administrative expense increased by $4.7 million primarily due to legal fees related to the pending Hammerhead pipeline arbitration. Depreciation expense increased by $11.2 million as a result of additional assets placed in-service.
See "Outlook" and Note 3 to the consolidated financial statements for further discussion of the impairments of long-lived assets. See also “Outlook” and Part I, "Item 3. Quantitative and Qualitative Disclosures About Market Risk" of this Quarterly Report on Form 10-Q for discussions of certain customer production curtailments during 2020 and Note 5 to the consolidated financial statements for discussions of the EQT Global GGA and the transactions related thereto, including the gathering fee relief to EQT thereunder. As was the case for the Gathering operating revenues during the first half of 2021, the Company expects that the revenues resulting from the MVCs under the EQT Global GGA will increase the proportion of the Company's total operating revenues that are firm reservation fee revenues, and correspondingly decrease the portion of the Company's total operating revenues that are volumetric-based fee revenues, in future periods. Firm reservation fee revenues under the Company’s Hammerhead gathering agreement with EQT (which is subject to a pending dispute with EQT) are also expected to contribute to an increase in the Company’s firm reservation fee revenues. See also “Outlook” for discussions of the Hammerhead pipeline dispute with EQT.

Transmission Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	(Thousands, except per day amounts)
FINANCIAL DATA
Firm reservation fee revenues	$83,797	$83,764	—	$185,186	$183,361	1.0
Volumetric-based fee revenues	9,101	5,161	76.3	19,131	12,179	57.1
Total operating revenues	92,898	88,925	4.5	204,317	195,540	4.5
Operating expenses:
Operating and maintenance	8,478	9,630	(12.0)	15,760	19,071	(17.4)
Selling, general and administrative	8,632	5,905	46.2	17,481	11,087	57.7
Depreciation	13,826	13,570	1.9	27,626	27,128	1.8
Total operating expenses	30,936	29,105	6.3	60,867	57,286	6.3
Operating income	$61,962	$59,820	3.6	$143,450	$138,254	3.8

Equity income	$5,921	$56,244	(89.5)	$5,924	$110,316	(94.6)

OPERATIONAL DATA
Transmission pipeline throughput (BBtu per day)
Firm capacity reservation	2,906	2,742	6.0	2,921	2,871	1.7
Volumetric-based services	12	7	71.4	11	11	—
Total transmission pipeline throughput	2,918	2,749	6.1	2,932	2,882	1.7

Average contracted firm transmission reservation commitments (BBtu per day)	3,780	3,767	0.3	4,102	4,110	(0.2)

Capital expenditures (a)	$7,790	$15,464	(49.6)	$11,295	$26,262	(57.0)
(a)Transmission capital expenditures do not include aggregate capital contributions made to the MVP Joint Venture for the MVP and MVP Southgate projects of $73.9 million and $84.7 million for the three and six months ended June 30, 2021, respectively, and $33.5 million and $78.6 million for the three and six months ended June 30, 2020, respectively.
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Transmission operating revenues increased by $4.0 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily as a result of increased volumetric-based fee revenues due to higher storage activities and increased usage fees.
Operating expenses increased by $1.8 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily as a result of higher selling, general and administrative expense resulting from increased professional service fees and personnel costs, partly offset by lower operating and maintenance expense primarily due to lower property taxes.
Equity income decreased by $50.3 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 due to the decrease in the MVP Joint Venture's AFUDC on the MVP project for the three months ended June 30, 2021.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Transmission operating revenues increased by $8.8 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Firm reservation fee revenues increased by $1.8 million primarily due to customers contracting for additional firm transmission capacity. Volumetric-based fee revenues increased by $7.0 million primarily due to higher storage activities and increased usage fees.

Operating expenses increased by $3.6 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily as a result of higher selling, general and administrative expense resulting from increased professional service fees and personnel costs, partly offset by lower operating and maintenance expense primarily due to operational efficiencies.
Equity income decreased by $104.4 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 due to the decrease in the MVP Joint Venture's AFUDC on the MVP project for the six months ended June 30, 2021.
In January 2021, the MVP Joint Venture temporarily suspended AFUDC on the MVP project due to a temporary reduction in growth construction activities. During the second quarter of 2021, the MVP Joint Venture resumed some AFUDC on the MVP project as certain growth construction activities resumed. Depending on the timing of the resumption of the remaining growth construction activities and associated AFUDC, the Company’s equity income could be negatively impacted in future periods, and such impact could be substantial.

Water Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	(Thousands, except MMgal amounts)
FINANCIAL DATA
Firm reservation fee revenues (a)	$929	$11,007	(91.6)	$2,773	$23,783	(88.3)
Volumetric-based fee revenues	14,516	19,127	(24.1)	31,173	42,802	(27.2)
Total operating revenues	15,445	30,134	(48.7)	33,946	66,585	(49.0)
Operating expenses:
Operating and maintenance	5,393	9,288	(41.9)	9,528	19,391	(50.9)
Selling, general and administrative	1,313	1,044	25.8	3,027	2,524	19.9
Depreciation	8,201	7,499	9.4	16,376	14,615	12.0
Impairments of long-lived assets	56,178	—	100.0	56,178	—	100.0
Total operating expenses	71,085	17,831	298.7	85,109	36,530	133.0
Operating (loss) income	$(55,640)	$12,303	(552.2)	$(51,163)	$30,055	(270.2)

OPERATIONAL DATA
Water services volumes (MMgal)
Firm capacity reservation (b)	18	150	(88.0)	54	361	(85.0)
Volumetric-based services	296	435	(32.0)	676	817	(17.3)
Total water volumes	314	585	(46.3)	730	1,178	(38.0)

Capital expenditures	$4,820	$2,371	103.3	$9,627	$5,847	64.6
(a)    For the three and six months ended June 30, 2021, firm reservation fee revenues included approximately $0.5 million and $1.0 million, respectively, of MVC unbilled revenues. For the three and six months ended June 30, 2020, firm reservation fee revenues included approximately $4.5 million and $9.5 million, respectively, of MVC unbilled revenues.
(b)    Includes volumes up to the contractual MVC under agreements structured with MVCs. Volumes in excess of the contractual MVC are reported under Volumetric-based services.
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Water operating revenues decreased by $14.7 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Firm reservation fee revenues decreased by $10.1 million primarily as a result of decreased revenues associated with contractually lower MVCs, including decreased unbilled revenue. Volumetric-based fee revenues decreased $4.6 million primarily due to lower volumes as a result of decreased producer activity.
Water operating expenses increased by $53.3 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily as a result of the impairments of long-lived assets totaling $56.2 million (as described in Note 3 to the consolidated financial statements), partly offset by lower operating and maintenance expense primarily due to overall lower customer activity resulting in lower fresh water and produced water costs.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Water operating revenues decreased by $32.6 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Firm reservation fee revenues decreased by $21.0 million primarily as a result of decreased revenues associated with contractually lower MVCs, including decreased unbilled revenue. Volumetric-based fee revenues decreased $11.6 million primarily due to lower volumes as a result of decreased producer activity and decreased realized rates on a per gallon basis. A majority of the fresh water delivery fees the Company charges per gallon of water are tiered and thus are lower on a per gallon basis once certain volumetric thresholds are met.
Water operating expenses increased by $48.6 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily as a result of the impairments of long-lived assets totaling $56.2 million (as described in Note 3 to the consolidated financial statements), partly offset by lower operating and maintenance expense primarily due to overall lower customer activity resulting in lower fresh water and produced water costs.
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
Other Income Statement Items
Other Income
Other income decreased by $3.5 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The decrease was primarily due to a $3.1 million decrease in unrealized gain on derivative instruments associated with the Henry Hub cash bonus payment provision primarily due to the impact of changes in the targeted in-service date for the MVP project partially offset by an increase in NYMEX Henry Hub natural gas futures prices. Other income was relatively flat for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.
Loss on Extinguishment of Debt
Loss on extinguishment of debt increased $16.2 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The Company incurred a loss on the extinguishment of debt of $41.0 million during the six months ended June 30, 2021 related to the payment of the Tender Offer premium and write off of unamortized discounts and financing costs related to the prepayment of the EQM Term Loans under, and termination of, the Amended 2019 EQM Term Loan Agreement and purchase of 2023 Notes in the Tender Offers. During the six months ended June 30, 2020, the Company incurred a loss on the extinguishment of debt of $24.9 million related to the write off of unamortized discounts and financing costs primarily related to the prepayment and termination of the ETRN Term Loan Credit Agreement. See Note 8 to the consolidated financial statements for additional discussion.

Net Interest Expense

Net interest expense increased $28.8 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to higher interest expense of $22.2 million and $22.8 million associated with the 2020 Senior Notes and the 2021 Senior Notes, respectively, and decreased capitalized interest and AFUDC - debt of $5.0 million, partially offset by lower interest expense of $22.3 million primarily associated with the termination of the Amended 2019 EQM Term Loan Agreement, decreased borrowings under the Amended EQM Credit Facility and lower interest on the 2023 Notes as a result of the Tender Offers.

Net interest expense increased $57.2 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to higher interest expense of $48.2 million and $43.7 million associated with the 2020 Senior Notes and the 2021 Senior Notes, respectively, and decreased capitalized interest and AFUDC - debt of $13.2 million, partially offset by lower interest expense of $49.3 million primarily associated with the termination of the Amended 2019 EQM Term Loan Agreement and the ETRN Term Loan Credit Agreement, decreased borrowings under the Amended EQM Credit Facility and lower interest on the 2023 Notes as a result of the Tender Offers.

As a result of the issuance of the 2021 Senior Notes, and after taking into account the use of those proceeds to pay off other outstanding debt, the Company expects interest expense for the periods after the issuance of the 2021 Senior Notes to be higher than comparable prior year periods.

See also Note 8 to the consolidated financial statements for a discussion of certain of the Company's outstanding debt.

Income Taxes
See Note 11 to the consolidated financial statements for an explanation of the decrease in income taxes for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020.
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
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests decreased for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 primarily as a result of the reduction in noncontrolling interest in connection with the EQM Merger and the Restructuring.
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
Outlook
The Company's strategically-located assets overlay core acreage in the Appalachian Basin. The location of the Company's assets allows its producer customers to access major demand markets in the U.S. The Company is one of the largest natural gas gatherers in the U.S., and its largest customer, EQT, was the largest natural gas producer in the U.S. based on average daily sales volumes as of June 30, 2021. The Company maintains a stable cash flow profile, with approximately 67% of its revenue for the six months ended June 30, 2021 generated by firm reservation fees. Further, the percentage of the Company's revenues that are generated by firm reservation fees is expected to increase in future years as a result of the 15-year term EQT Global GGA, which includes an MVC of 3.0 Bcf per day that became effective on April 1, 2020 and gradually steps up to 4.0 Bcf per day for several years following the full in-service date of the MVP project. This contract structure enhances the stability of the Company's cash flows and limits its direct exposure to commodity price risk.
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
The Company expects that the MVP project, together with the Hammerhead pipeline and Equitrans, L.P. Expansion Project (EEP), will primarily drive the Company's organic growth and that its future growth also will be supported by the MVP Southgate project, as discussed in further detail below.

•Mountain Valley Pipeline. The MVP is being constructed by a joint venture among the Company and affiliates of each of NextEra Energy, Inc., Con Edison, AltaGas Ltd. and RGC Resources, Inc. As of June 30, 2021, the Company owned an approximate 46.4% interest in the MVP project and will operate the MVP. The MVP is an estimated 300-mile, 42-inch diameter natural gas interstate pipeline with a targeted capacity of 2.0 Bcf per day that will span from the Company's existing transmission and storage system in Wetzel County, West Virginia to Pittsylvania County, Virginia, providing access to the growing Southeast demand markets. The MVP Joint Venture has secured a total of 2.0 Bcf per day of firm capacity commitments at 20-year terms. Additional shippers have expressed interest in the MVP project and the MVP Joint Venture is evaluating an expansion opportunity that could add approximately 0.5 Bcf per day of capacity through the installation of incremental compression. The MVP Joint Venture is also evaluating other future pipeline extension projects.

In October 2017, the FERC issued the Certificate of Public Convenience and Necessity (the Certificate) for the MVP. In the first quarter of 2018, the MVP Joint Venture received limited notice to proceed with certain construction activities from the FERC and commenced construction. Following a comprehensive review of all outstanding stream and wetland crossings across the approximately 300-mile MVP project route, on February 19, 2021, the MVP Joint Venture submitted (i) a joint application package to each of the Huntington, Pittsburgh and Norfolk Districts of the U.S. Army Corps of Engineers (Army Corps) that requests an Individual Permit from the Army Corps to effect approximately 300 water crossings utilizing open cut techniques (the Army Corps Individual Permit) and (ii) an application to amend the Certificate that seeks FERC authority to utilize alternative trenchless construction methods to effect approximately 120 water crossings. Related to seeking the Army Corps Individual Permit, on March 4, 2021, the MVP Joint Venture submitted applications to each of the West Virginia Department of Environmental Protection (WVDEP) and the Virginia Department of Environmental Quality (VADEQ) seeking Section 401 water quality certification approvals or waivers (such approvals or waivers, the State 401 Approvals). Both the WVDEP and VADEQ submitted requests to the Army Corps for additional time to address the applications, and, in late June 2021, the Army Corps granted the WVDEP and the VADEQ additional review time through November 29, 2021 and December 31, 2021, respectively. In early June 2021, the FERC issued a notice of schedule for the MVP Joint Venture's Certificate amendment application and the FERC is preparing to issue an environmental assessment in mid-August 2021. Given that the expected permitting timelines for both the FERC and the Army Corps are in-line with the Company's expectations, the Company continues to target a full in-service date for the MVP project in summer 2022 at a total project cost of approximately $6.2 billion (excluding AFUDC).

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

On November 4, 2019, Con Edison exercised an option to cap its investment in the construction of the MVP project at approximately $530 million (excluding AFUDC). The Company and NextEra Energy, Inc. are obligated, and RGC Resources, Inc., another member of the MVP Joint Venture owning an interest in the MVP project, has opted, to fund the shortfall in Con Edison's capital contributions on a pro rata basis. Such funding by the Company and funding by other members has and will correspondingly increase the Company's and such other members' respective interests in the MVP project and decrease Con Edison's interest in the MVP project. As a result, based on the MVP project's approximate $6.2 billion (excluding AFUDC) targeted cost, the Company's ownership interest in the MVP project is expected to progressively increase from approximately 46.4% to approximately 47.8%.

Through June 30, 2021, based on the MVP project's targeted cost, the Company had funded approximately $2.3 billion of its estimated total capital contributions of approximately $3.1 billion (inclusive of additional contributions required due to the Con Edison cap described above), including approximately $160 million in excess of the Company's ownership interest. For 2021, the Company expects to make total capital contributions of $255 million to $305 million to the MVP Joint Venture for purposes of the MVP project, depending on the timing of construction of the project, of which approximately $82.1 million had been contributed to the MVP Joint Venture as of June 30, 2021.

•Wellhead Gathering Expansion Projects and Hammerhead Pipeline. During the six months ended June 30, 2021, the Company invested approximately $107.8 million in gathering projects (inclusive of capital expenditures related to the noncontrolling interest in Eureka Midstream). For 2021, the Company expects to invest approximately $250 million to $285 million in gathering projects (inclusive of expected capital expenditures related to the noncontrolling interest in Eureka Midstream). The primary projects include infrastructure expansion of core development areas in the Marcellus and Utica Shales in southwestern Pennsylvania, southeastern Ohio and northern West Virginia for EQT, Range Resources Corporation (Range Resources) and other producers.

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
•Transmission Projects. During the six months ended June 30, 2021, the Company invested approximately $11.3 million in transmission projects. For 2021, the Company expects to invest approximately $25 million to $40 million in transmission projects.

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

•MVP Southgate Project. In April 2018, the MVP Joint Venture announced the MVP Southgate project, a proposed 75-mile interstate pipeline that will extend from the MVP at Pittsylvania County, Virginia to new delivery points in Rockingham and Alamance Counties, North Carolina. The MVP Southgate project is backed by a 300 MMcf per day firm capacity commitment from Dominion Energy North Carolina. As designed, the MVP Southgate project has expansion capabilities that could provide up to 900 MMcf per day of total capacity. The MVP Southgate project is estimated to cost a total of approximately $450 million to $500 million, which is expected to be spent primarily in 2022. The Company expects to fund approximately $225 million of the overall project cost. During the six months ended June 30, 2021, the Company made approximately $2.6 million of capital contributions to the MVP Joint Venture for the MVP Southgate project. For 2021, the Company expects to make capital contributions of approximately $5 million to $10 million to the MVP Joint Venture for the MVP Southgate project. The Company will operate the MVP Southgate and, as of June 30, 2021, owned a 47.2% interest in the MVP Southgate project. The MVP Joint Venture submitted the MVP Southgate certificate application to the

FERC in November 2018. The Final Environmental Impact Statement for the MVP Southgate project was issued on February 14, 2020. In June 2020, the FERC issued the Certificate of Public Convenience and Necessity for the MVP Southgate; however, the FERC, while authorizing the project, directed the Office of Energy Projects not to issue a notice to proceed with construction until necessary federal permits are received for the MVP project and the Director of the Office of Energy Projects lifts the stop work order and authorizes the MVP Joint Venture to continue constructing the MVP project. On August 11, 2020, the North Carolina Department of Environmental Quality (NCDEQ) denied the MVP Southgate project's application for a Clean Water Act Section 401 Individual Water Quality Certification and Jordan Lake Riparian Buffer Authorization due to uncertainty surrounding the completion of the MVP project. On March 11, 2021, the Fourth Circuit Court of Appeals, pursuant to an appeal filed by the MVP Joint Venture, vacated the NCDEQ's denial and remanded the matter to the NCDEQ for additional review. On April 29, 2021, the NCDEQ reissued its denial of the MVP Southgate project's application for a Clean Water Act Section 401 Individual Water Quality Certification and Jordan Lake Riparian Buffer Authorization. Based on the targeted full in-service date for the MVP and expectations regarding MVP Southgate permit approval timing, the Company is targeting commencing construction on the MVP Southgate in 2022 and placing the MVP Southgate in-service during the spring of 2023. See the discussion of litigation and regulatory related delays affecting the completion of the MVP Southgate project set forth in "Item 1. Legal Proceedings" in Part II of this Quarterly Report on Form 10-Q.
•Water Operations. During the six months ended June 30, 2021, the Company invested approximately $9.6 million in its fresh water delivery infrastructure. For 2021, the Company expects to invest approximately $20 million in the operations of its fresh water delivery infrastructure in Pennsylvania.
See further discussion of capital expenditures in the "Capital Requirements" section below.
EQT Global GGA. On February 27, 2020, the Company announced the EQT Global GGA, which is a 15-year contract that includes, among other things, a 3.0 Bcf per day MVC (which gradually steps up to 4.0 Bcf per day for several years following the full in-service date of the MVP project) and the dedication of a substantial majority of EQT’s core acreage in southwestern Pennsylvania and West Virginia to the Company. Under the EQT Global GGA, EQT will receive certain gathering fee relief over a period of three years following the in-service date of the MVP, subject to any exercise of the EQT Cash Option (as further described in Note 5 to the consolidated financial statements). The EQT Global GGA replaced 14 previous gathering agreements between EQT and the Company.
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
Based on the Henry Hub natural gas forward strip prices as of July 30, 2021 and the terms of the Henry Hub cash bonus payment provision, any further delays in the in-service date for the MVP project, including beyond the most recent targeted full in-service date of summer 2022, would decrease the estimated fair value of the derivative asset attributable to the Henry Hub cash bonus payment provision, and such decrease may be substantial. Such changes in estimated fair value, if any, would be recognized in other income on the Company’s statements of consolidated comprehensive income.
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
Hammerhead Pipeline. On September 23, 2020, EQT and certain affiliates of EQT instituted arbitration proceedings against the Company by filing a Demand for Arbitration with the American Arbitration Association. The arbitration arose out of the Hammerhead gathering agreement, pursuant to which the Company agreed to construct the Hammerhead pipeline and gather gas for EQT. EQT sought a declaratory judgment that it may exercise an early termination right and purchase the Hammerhead pipeline and related facilities under the terms of the Hammerhead gathering agreement. With its Demand for Arbitration, EQT also sought emergency relief, asking that an emergency arbitrator: (i) resolve the parties’ dispute on the merits by October 1, 2020; or (ii) alternatively, toll the contractual deadline for EQT’s exercise of its termination right, which was set to expire on October 11, 2020, until after the parties’ dispute was resolved. On October 6, 2020, the emergency arbitrator issued an order denying EQT’s request for emergency resolution on the merits but tolling the early termination deadline until the arbitration has been resolved. The Company’s answer to the Notice of Arbitration was filed on October 8, 2020, and the parties participated in an arbitration hearing from June 28, 2021 to July 2, 2021 and are awaiting a decision by the arbitration panel. The Company will vigorously defend against EQT’s claims and litigate the Company’s rights, including the assertion of appropriate counterclaims.
Gulfport Bankruptcy. On November 13, 2020, Gulfport commenced bankruptcy proceedings. On November 24, 2020, Gulfport moved to reject its gas gathering agreements with the Company and made certain related court filings, which motions the Company opposed. On April 21, 2021, Gulfport acted to assume the gas gathering agreements with the Company, which assumption was confirmed by the bankruptcy court in a subsequent hearing. On May 17, 2021, Gulfport emerged from the bankruptcy proceedings. As of June 30, 2021, the Company had received substantially all of the outstanding amounts from Gulfport as a result of the assumption of the gas gathering agreements and Gulfport's emergence from bankruptcy.

Local Market Natural Gas Prices. The Company’s business is dependent on continued natural gas production and the availability and development of reserves in its areas of operation. Prices for natural gas and NGLs, including regional basis differentials, may adversely affect timing of development of additional reserves and production that is accessible by the Company’s pipeline and storage assets, which also negatively affects the Company’s water services business that is directly associated with producers’ well completion activities.

While natural gas prices have stabilized and improved from 2020 lows as of the filing of this Quarterly Report on Form 10-Q, low or discounted natural gas prices in the Appalachian region have affected, and could in the future affect, Company producer customers’ determinations in respect of the amount and location of future rig and completion activity, timing of turning wells in line and whether to temporarily shut in portions of their production or otherwise take actions to slow production growth and/or reduce production during periods of low and discounted local natural gas prices. For additional information regarding impacts of commodity prices on the Company and related risks, including regarding past production curtailments by Company customers, see Part I, “Item 3. Quantitative and Qualitative Disclosures About Market Risk” of this Quarterly Report on Form 10-Q, as well as "Decreases in production of natural gas in our areas of operation have adversely affected, and future decreases could further adversely affect, our business and operating results and reduce our cash available to pay cash dividends to our shareholders." included in Item "1A. Risk Factors" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Potential Future Impairments. During the second quarter of 2021, the Company recognized impairments of approximately $56.2 million related to the Ohio Water long-lived assets. During the first quarter of 2020, the Company recognized impairments of long-lived assets of approximately $55.6 million, including $37.9 million related to certain Hornet Midstream-related gathering assets and $17.7 million related to certain Hornet Midstream-related intangible assets. See Note 3 to the consolidated financial statements for additional information.
The accounting estimates related to impairments are susceptible to change, including estimating fair value which requires considerable judgment. For goodwill, management’s estimate of a reporting unit’s future financial results is sensitive to changes in assumptions, such as changes in stock prices, weighted-average cost of capital, terminal growth rates and industry multiples. Similarly, cash flow estimates utilized for purposes of evaluating long-lived assets and equity method investments (such as in the MVP Joint Venture) require the Company to make projections and assumptions for many years into the future for pricing, demand, competition, operating costs, commencement of operations, resolution of relevant legal and regulatory matters, and other factors. The Company evaluates long-lived assets and equity method investments for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable (meaning, in the case of equity method investments, that such investments have suffered other-than-temporary declines in value under ASC 323). The Company believes the estimates and assumptions used in estimating its reporting units’, its long-lived assets' and its equity investment's fair values are reasonable and appropriate as of June 30, 2021; however, assumptions and estimates are inherently subject to significant business, economic, competitive, regulatory, judicial and other risks that could materially affect the calculated fair values and the resulting conclusions regarding impairments, which could materially affect the Company’s results of operations and financial position. Additionally, actual results could differ from these estimates and assumptions may not be realized. The Company also continues to evaluate and monitor the ongoing legal and regulatory matters related to the MVP and MVP Southgate projects that affect project completion, as further described in “Item 1. Legal Proceedings” in Part II of this Quarterly Report on Form 10-Q. Adverse or delayed developments with respect to such matters or other adverse developments could require that the Company modify assumptions reflected in the probability-weighted scenarios of discounted future net cash flows (including with respect to the probability of success) utilized to estimate the fair value of its equity investment in the MVP Joint Venture, which could result in an other-than-temporary decline in value, resulting in an impairment of that investment. See also Note 3 to the consolidated financial statements, as well as “Reviews of our goodwill, intangible and other long-lived assets have resulted in significant impairment charges and reviews of our goodwill, intangible and other long-lived assets could result in future significant impairment charges, including with respect to our investment in the MVP Joint Venture.” included in “Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 and the Company's discussion of "Critical Accounting Policies and Estimates" included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
As of the filing of this Quarterly Report on Form 10-Q, the Company cannot predict the likelihood or magnitude of any future impairment.
For a discussion of capital expenditures, see "Capital Requirements" below.
Capital Resources and Liquidity
The Company's liquidity requirements are to finance its operations, its capital expenditures, potential acquisitions and other strategic transactions and capital contributions to joint ventures, including the MVP Joint Venture, to pay cash dividends and to satisfy any indebtedness obligations. The Company's ability to meet these liquidity requirements depends on the Company's cash flow from operations, the continued ability of the Company to borrow under its credit facilities and the Company's ability to raise capital in banking, capital and other markets. Cash flow and capital raising activities may be affected by prevailing economic conditions in the natural gas industry and other financial and business factors (including market forces causing shifts in investor sentiment away from fossil fuels and credit allocations to industries and companies perceived as being more sustainable, having better growth opportunities and/or having stronger ESG metrics and practices), some of which are beyond the Company's control. The Company's available sources of liquidity include cash from operations, cash on hand, borrowings under its subsidiaries' revolving credit facilities, issuances of additional debt and issuances of additional equity securities. As of June 30, 2021, pursuant to the terms of the Amended EQM Credit Facility, EQM would have been able to borrow approximately $1.0 billion under the Amended EQM Credit Facility. The amount the Company is able to borrow under the Amended EQM Credit Facility is bounded by a maximum consolidated leverage ratio. See Note 8 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for further information regarding the Amended EQM Credit Facility.

See “Security Ratings” below for a discussion of EQM’s credit ratings as of June 30, 2021. As a result of downgrades of EQM's credit ratings to non-investment grade in February 2020, EQM was obligated to deliver additional credit support to the MVP Joint Venture in the form of letters of credit, which, in the case of the MVP project (based on the targeted cost for the project), is in the amount of approximately $251.0 million and is, in the case of the MVP Southgate, $14.2 million, in each case as of the filing date of this Quarterly Report on Form 10-Q. Additionally, pursuant to the EQT Global GGA, if EQM does not maintain minimum credit ratings from two of three credit rating agencies of at least Ba3 with respect to Moody's and BB- with respect to S&P and Fitch, EQM will be obligated to provide additional credit support in an amount equal to approximately $196 million to EQT in support of the potential payment obligation related to the EQT Cash Option (the Cash Option Letter of Credit). See Note 5 to the consolidated financial statements for a discussion of the EQT Cash Option, which will become exercisable by EQT commencing on January 1, 2022. See "A further downgrade of EQM's credit ratings, including in connection with the MVP project or customer credit ratings changes, including EQT's, which are determined by independent third parties, could impact our liquidity, access to capital, and costs of doing business." included in "Item 1A. Risk Factors" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Operating Activities
Net cash flows provided by operating activities were $612.1 million for the six months ended June 30, 2021 compared to $593.0 million for the six months ended June 30, 2020. The increase was primarily driven by the timing of working capital receipts and payments.
Investing Activities
Net cash flows used in investing activities were $212.4 million for the six months ended June 30, 2021 compared to $345.3 million for the six months ended June 30, 2020. Capital expenditures decreased by approximately $138.8 million for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, primarily due to decreased spending on the Hammerhead pipeline and various wellhead gathering and transmission projects, slightly offset by an increase in capital contributions to the MVP Joint Venture consistent with timing of the resumption of growth construction activities on the MVP Project. See “Capital Requirements” below for a discussion of forecasted 2021 capital expenditures and capital contributions to the MVP Joint Venture.

Financing Activities

Net cash flows used in financing activities were $365.1 million for the six months ended June 30, 2021 compared to $133.7 million for the six months ended June 30, 2020. For the six months ended June 30, 2021, the primary uses of financing cash flows were the payment for retirement of the EQM Term Loans and termination of the Amended 2019 EQM Term Loan Agreement, net repayments on borrowings under the revolving credit facilities, the Company's purchase of an aggregate principal amount of $500 million of EQM's 2023 Notes pursuant to the Tender Offers and the payment of dividends to shareholders, while the primary source of financing cash flows was the issuance of the 2021 Senior Notes. For the six months ended June 30, 2020, the primary source of financing cash flows was net proceeds from the 2020 Senior Notes issuances, while the primary uses of financing cash flows were the redemption of the EQM Series A Preferred Units, payment for retirement of the ETRN Term loans, the payments of dividends and distributions to shareholders and unitholders (including distributions paid to EQM Series A Preferred unitholders) and net payments of borrowings on the First Amended EQM Credit Facility.
Capital Requirements
The gathering, transmission and storage and water services businesses are capital intensive, requiring significant investment to develop new facilities and to maintain and upgrade existing operations.
For 2021, capital contributions to the MVP Joint Venture are expected to be approximately $255 million to $305 million depending on timing of the construction of the MVP project and approximately $5 million to $10 million related to the MVP Southgate project, and capital expenditures are expected to be $295 million to $345 million (including approximately $15 million to $20 million attributable to the noncontrolling interest in Eureka Midstream). The Company's future capital investments may vary significantly from period to period based on the available investment opportunities, the timing of the construction of the MVP, MVP Southgate and other projects, and maintenance needs. The Company expects to fund future capital expenditures and capital contributions primarily through cash on hand, cash generated from operations and borrowings under its subsidiaries' credit facilities.
Credit Facility Borrowings
See Note 8 to the consolidated financial statements for discussion of the Amended EQM Credit Facility, the Amended 2019 EQM Term Loan Agreement (prior to its termination), the Former Eureka Credit Facility (prior to its termination) and the 2021 Eureka Credit Facility.

Security Ratings
The table below sets forth the credit ratings for EQM's debt instruments at June 30, 2021.

EQM
Senior Notes
Rating Service	Rating	Outlook
Moody's	Ba3	Negative
S&P	BB-	Stable
Fitch	BB	Negative

In January 2021, each of Moody's, S&P, and Fitch affirmed EQM's credit ratings in connection with the issuance of the 2021 Senior Notes. There were no changes to EQM's credit ratings during the six months ended June 30, 2021. EQM's credit ratings are subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. The Company cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a credit rating agency if, in its judgment, circumstances so warrant, including in connection with the MVP project or the creditworthiness of EQM's customers. As of June 30, 2021, EQT's public debt had credit ratings of BB from S&P (with a stable outlook), Ba2 from Moody's (with a stable outlook) and BB+ from Fitch (with a stable outlook). In July 2021, EQT's credit ratings were upgraded to BB+ from S&P (with a positive outlook) and Ba1 from Moody's (with a stable outlook). If any credit rating agency downgrades or withdraws EQM's ratings, including for reasons relating to the MVP project (such as delays in the targeted full in-service date of the MVP project or increases in such project’s costs), EQM’s leverage or credit ratings of the Company's customers, the Company's access to the capital markets could become more challenging, borrowing costs will likely increase, the Company may be required to provide additional credit assurances (the amount of which may be substantial), including the Cash Option Letter of Credit, in support of commercial agreements such as joint venture agreements, and the potential pool of investors and funding sources may decrease. In order to be considered investment grade, a company must be rated Baa3 or higher by Moody's, BBB- or higher by S&P, or BBB- or higher by Fitch. All of EQM's credit ratings are considered non-investment grade.
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
Dividends
On July 23, 2021, the Board declared cash dividends for the second quarter of 2021 of $0.15 per common share and $0.4873 per Equitrans Midstream Preferred Share, in each case, payable on August 13, 2021 to shareholders of record at the close of business on August 4, 2021.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Changes in interest rates affect the amount of interest the Company earns on cash, cash equivalents and short-term investments and the interest rates EQM and Eureka pay on borrowings under their respective revolving credit facilities. The Amended EQM Credit Facility and the 2021 Eureka Credit Facility provide for variable interest rates and thus expose the Company, through EQM and Eureka, to fluctuations in market interest rates. In addition, EQM's interest rates under the Amended EQM Credit Facility are impacted by changes in EQM's credit ratings (which may be caused by factors outside of EQM's control). Eureka's interest rates under the 2021 Eureka Credit Facility are impacted by changes in Eureka's Consolidated Leverage Ratio (as defined in the 2021 Eureka Credit Facility) which may fluctuate based on Eureka Midstream's liquidity needs. Such changes in interest rates may accordingly impact the Company's results of operations and liquidity. Further, changes in interest rates may affect the dividend payable on Equitrans Midstream Preferred Shares after March 31, 2024, which could affect the amount of cash the Company has available to make quarterly cash dividends to its shareholders. EQM's senior notes are fixed rate and thus do not expose the Company to fluctuations in market interest rates. Changes in interest rates do affect the fair value of EQM's fixed rate debt. See Notes 8 and 9 to the consolidated financial statements for discussions of borrowings and fair value measurements, respectively. EQM and Eureka may from time to time hedge the interest on portions of borrowings under the revolving credit facilities, as applicable, in order to manage risks associated with floating interest rates (however, there may be no assurance that such hedges will fully mitigate interest rate risk).
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
The Company is exposed to the credit risk of its customers, including EQT. As of June 30, 2021, EQT had $0.7 billion of letters of credit outstanding under its revolving credit facility (inclusive of an $83.6 million letter of credit issued to the MVP Joint Venture). At June 30, 2021, EQT's public senior debt had non-investment grade credit ratings. See "Security Ratings" under Part I, "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information regarding EQT's credit ratings.
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

Commodity Prices. The Company's business is dependent on continued natural gas production and the availability and development of reserves in its areas of operation. Prices for natural gas and NGLs, including regional basis differentials, may adversely affect timing of development of additional reserves and production that is accessible by the Company’s pipeline and storage assets, which also negatively affects the Company’s water services business, and may affect the creditworthiness of the Company’s customers.

Natural gas and NGL prices affect capital spending levels of the Company's customers, which in turn affect production levels and, accordingly, demand for the Company's services and therefore its results of operations. Certain of the Company’s customers, including EQT and Range Resources, announced in February 2021 modest capital spending forecast increases as compared to 2020 actual capital expenditures. Although EQT announced a modest increase in its 2021 capital expenditure forecast compared to EQT's 2020 actual capital expenditures, EQT's 2021 sales volume forecast is approximately flat relative to its pro-forma 2020 sales volume (adjusted for acreage acquired by EQT from Chevron U.S.A Inc. in 2020) and EQT in May 2021 announced a reduction in its expected 2021 capital expenditures. Such customers may announce lower capital spending in the future based on commodity prices, access to capital, investor expectations regarding free cash flow, a desire to reduce or refinance leverage or other factors.

Lower regional natural gas prices could cause producers to determine in the future that drilling activities in areas outside of the Company's current areas of operation are strategically more attractive to them. Additionally, lower natural gas prices, particularly in the Appalachian region, have caused, and may in the future cause, certain producers, including customers of the Company, to determine to reduce or hold generally steady their rig count (and thereby delay or not increase production), delay turning wells in line, temporarily shut in portions of their production or otherwise take actions to slow production growth and/or reduce production, which when effected by the Company's producer customers reduces the demand for, and usage of, the Company’s services. For instance, temporary production curtailments effected in 2020 by EQT and certain other Company customers resulted in a decrease in the Company's volumetric-based fee revenues for portions of 2020. An extended period of low natural gas prices and/or instability in natural gas prices in 2021 or future periods, especially in the Appalachian region, could cause EQT or other producers to take similar actions in the future, which could have a significant negative effect on the demand for the Company's services and therefore its results of operations. Many of the Company’s customers, including EQT, have entered into long-term firm reservation transmission and gathering contracts or contracts with MVCs on the Company's systems and approximately 67% of the Company’s operating revenue for the six months ended June 30, 2021 was generated by firm reservation fees. As a result, the Company believes that the effect of temporary declines in volumes of gas gathered, transported or stored on its systems may be mitigated because firm reservation fee revenues are paid regardless of volumes supplied to the system by customers (although significant declines in gas production in the Company's areas of operations would adversely affect the Company's results of operations, financial condition and liquidity as approximately 33% of the Company’s operating revenues for the six months ended June 30, 2021 was generated by volumetric-based fee revenues).

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

Unless the Company is successful in attracting and retaining new customers, the Company's ability to maintain or increase the capacity subscribed and volumes transported, gathered or provided on its systems will be dependent on receiving consistent or increasing commitments and production from its existing customers, which may be impacted by commodity prices, including regional commodity prices. While EQT has dedicated a substantial portion of its core acreage to the Company and has entered into long-term firm gathering and transmission contracts and contracts with MVCs on certain of the Company's systems, EQT may determine in the future that drilling or continuing to produce gas from existing wells in the Company's areas of operations is not economical above the amount to fulfill its required MVCs or otherwise strategically determine to curtail volumes on the Company's systems. For example, in 2020, EQT publicly disclosed that it had made the strategic decision to temporarily curtail significant portions of its production, and certain other Company customers also curtailed portions of their production during 2020. Other than with respect to its MVCs and other firm commitments under existing contracts, EQT is under no contractual obligation to continue to develop its acreage dedicated to the Company. See also Note 5 to the consolidated financial statements for a discussion of the EQT Global GGA and the Water Services Letter Agreement.
The fair value of the Company’s derivative instruments is largely determined by estimates of the NYMEX Henry Hub natural gas forward price curve. A hypothetical 10% increase in NYMEX Henry Hub natural gas futures prices would increase the valuation of the Company’s derivative instruments by $14.4 million, while a hypothetical 10% decrease in NYMEX Henry Hub natural gas futures prices would decrease the valuation of the Company’s derivative instruments by $16.2 million. This fair value change assumes volatility based on prevailing market parameters at June 30, 2021. See Notes 5 and 9 to the consolidated financial statements for a discussion of the Henry Hub cash bonus payment provision.
For further discussion of commodity prices and related risks, see "Local Market Natural Gas Prices" under "Outlook” in this Quarterly Report on Form 10-Q and "Our exposure to direct commodity price risk may increase in the future." and "Decreases in production of natural gas in our areas of operation have adversely affected, and future decreases could further adversely affect, our business and operating results and reduce our cash available to pay cash dividends to our shareholders", each under "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
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

The 2021 Eureka Credit Facility is underwritten by a syndicate of 16 financial institutions, each of which is obligated to fund its pro-rata portion of any borrowings by Eureka. Not one lender of the financial institutions in the syndicate holds more than 10% of the facility. Eureka's large syndicate group and relatively low percentage of participation by each lender is expected to limit Eureka's exposure to disruption or consolidation in the banking industry.

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
Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the second quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
MVP Matters
The MVP Joint Venture is currently defending certain agency actions and judicial challenges to the MVP that must be resolved before the project can be completed, including the following:

•Sierra Club, et al. v. U.S. Army Corps of Eng'rs (Huntington District) Fourth Circuit Court of Appeals (Fourth Circuit), Case No. 20-2039 and Sierra Club, et al. v. U.S. Army Corps of Eng'rs (Norfolk District), Fourth Circuit Court of Appeals, Case No. 20-2042. In February 2018, the Sierra Club filed a lawsuit in the Fourth Circuit against the Army Corps in Sierra Club, et al. v. U.S. Army Corps of Engineers, et al., consolidated under Case No. 18-1173. The lawsuit challenged the verification by the Huntington District of the Army Corps that Nationwide Permit 12, which generally authorizes discharges of dredge or fill material into waters of the United States and the construction of pipelines across such waters under Section 404 of the Clean Water Act, could be utilized in the Huntington District (which covers all but the northernmost area of West Virginia) for the MVP project. The crux of Sierra Club's position was that the MVP Joint Venture, pursuant to its FERC license, planned to use a certain methodology (dry open cut creek crossing methodology) to construct the pipeline across streams in West Virginia that would take considerably longer than the 72 hours allowed for such activities pursuant to the terms of West Virginia's Clean Water Act Section 401 certification for Nationwide Permit 12. A three-judge panel of the Fourth Circuit agreed with the Sierra Club and on October 2, 2018, issued a preliminary order stopping the construction in West Virginia of that portion of the pipeline that was subject to Nationwide Permit 12. In August 2018, the WVDEP initiated an administrative process to revise its 401 Water Quality Certification for the Army Corps Nationwide Permits and requested public comment to, among other things, specifically revise the 72-hour limit for stream crossings noted as problematic by the Fourth Circuit as well as other conditions (the WVDEP 401 Rulemaking Proceedings). Pending the resolution of the WVDEP 401 Rulemaking Proceedings, the Army Corps' Pittsburgh District and Norfolk District (each of which had also verified use of Nationwide Permit 12 by the MVP Joint Venture) suspended their verifications that allowed the MVP Joint Venture to use Nationwide Permit 12 for stream and wetlands crossings in northern West Virginia and Virginia, respectively. On April 24, 2019, the WVDEP submitted a modification to its 401 Water Quality Certification developed in the WVDEP 401 Rulemaking Proceedings to the EPA for approval, which approval was received in August 2019. The Army Corps approved the WVDEP's modification on January 24, 2020, and the MVP Joint Venture submitted a new permit application to the Army Corps on January 28, 2020. On September 25, 2020, the Huntington and Pittsburgh districts approved the MVP Joint Venture’s Nationwide Permit 12 and the Norfolk district lifted its suspension of the MVP Joint Venture's Nationwide Permit 12. On September 28, 2020, Appalachian Mountain Advocates, on behalf of Sierra Club and certain other petitioners, filed a petition for review of the Huntington and Norfolk permits. On October 5, 2020, Appalachian Mountain Advocates requested from the Fourth Circuit an administrative stay of the Army Corps' verifications to the MVP Joint Venture's Nationwide Permit 12. On November 9, 2020, the Court entered an order granting the motion to stay the verifications and issued a written opinion on December 1, 2020 on the issuance of the stay. While the case was scheduled to be fully briefed and argued by March 31, 2021, on February 19, 2021, the MVP Joint Venture, as part of its initiated broader strategy to obtain authorization for stream and wetland crossings discussed above under Part I, "Outlook" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," requested that the Army Corps' Huntington, Pittsburgh, and Norfolk Districts administratively revoke the previously-issued Nationwide Permit 12 verifications for the project. On March 2, 2021, the Army Corps revoked the Nationwide Permit 12 verifications for the project in accordance with the MVP Joint Venture's request. The parties have agreed to the dismissal of the existing litigation challenging the now-revoked verifications as moot pending resolution of administrative issues unrelated to the MVP.

•Jefferson National Forest Crossing and Associated Authorizations. In a different Fourth Circuit appeal, Sierra Club, et al. v. U.S. Forest Service, et al., consolidated under Case No. 17-2399, Fourth Circuit Court of Appeals, filed in December 2017, the Sierra Club challenged a Bureau of Land Management (BLM) decision to grant a right-of-way to the MVP Joint Venture and a U.S. Forest Service (USFS) decision to amend its management plan to accommodate the MVP, both of which affect the MVP's approximate 3.5-mile segment in the Jefferson National Forest (JNF) in Virginia. On July 27, 2018, agreeing in part with the Sierra Club, the Fourth Circuit vacated the BLM and USFS decisions, finding fault with the BLM's analysis of the practicality of alternate routes and the USFS' analysis of erosion and sedimentation effects. The USFS published a draft Supplemental Environmental Impact Statement (SEIS) to the 2017 FERC Final Environmental Impact Statement for MVP in the Federal Register on September 25, 2020 with a public comment period that closed on November 9, 2020. On December 11, 2020, the USFS published a Final Supplemental Environmental Impact Statement that addressed the issues raised in the prior proceedings and evaluated the most recent sedimentation analysis submitted to the agency consistent with the findings presented in MVP’s Biological Opinion and Incidental Take Statement issued by the Department of the Interior's Fish and Wildlife Service (FWS) on September 4, 2020. See Appalachian Voices, et al. v. U.S. Dep’t of Interior below for additional information. On January 11, 2021, the MVP Joint Venture received final approval of the Record of Decision from the USFS and, on January 15, 2021, the BLM issued the required right-of-way permit for the MVP’s 3.5-mile segment in the JNF in Virginia (the JNF Right-of-Way). On January 11, 2021, Sierra Club, et al. filed a petition with the Fourth Circuit to reverse the USFS approval of the Record of Decision and, on January 15, 2021, filed a petition with the Fourth Circuit challenging BLM’s grant of the JNF Right-of-Way. See Wild Virginia, et al. v. United States Forest Service, et al., No. 21-1039(L). The Fourth Circuit consolidated the challenges to the Record of Decision and the JNF Right-of-Way and briefing is complete. The parties are awaiting a schedule for oral argument.
On August 3, 2018, citing the court's vacatur and remand in Sierra Club, et al. v. U.S. Forest Service, et al., consolidated under Case No. 17-2399, the FERC issued a stop work order for the entire pipeline pending the agency actions on remand. The FERC modified its stop work order on August 29, 2018 to allow work to continue on all but approximately 25 miles of the project (the Exclusion Zone). On October 10, 2018, the Fourth Circuit granted a petition for rehearing filed by the MVP Joint Venture for the limited purpose of clarifying that the July 27, 2018 order did not vacate the portion of the BLM's Record of Decision authorizing a right-of-way and temporary use permit for the MVP to cross the Weston and Gauley Bridge Turnpike Trail in Braxton County, West Virginia. On October 15, 2018, the MVP Joint Venture filed with the FERC a request to further modify the August 3, 2018 stop work order to allow the MVP Joint Venture to complete the bore and install the pipeline under the Weston and Gauley Bridge Turnpike Trail. On October 24, 2018, the FERC granted the MVP Joint Venture's request to further modify the stop work order and authorize construction. Additionally, on October 9, 2020, the FERC authorized construction to resume project-wide (as it had been stopped by the FERC on October 15, 2019 in relation to a separate matter discussed below), other than with respect to the Exclusion Zone, which requires additional authorization. On December 17, 2020, the FERC again modified the stop work order and authorized construction to resume in 17 miles of the Exclusion Zone. The Company cannot guarantee whether or when the FERC will act in respect of any or all of the remaining portions of the Exclusion Zone (although the MVP Joint Venture anticipates seeking FERC authorization to lift the Exclusion Zone stop work order should water body crossing authorizations be received as discussed above under "Outlook" in Part I, "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations"). The FERC's October 9, 2020 and December 17, 2020 actions are the subject of challenges filed by the Sierra Club in Sierra Club, et al. v. FERC, Case No. 20-1512 (consolidated with No. 21-1040), D.C. Circuit Court of Appeals on December 22, 2020 and January 25, 2021, respectively (a stay request filed by the Sierra Club on January 29, 2021 was denied by the Court of Appeals for the D.C. Circuit (DC Circuit) on February 19, 2021). Briefing in Sierra Club, et al. v. FERC, Case No. 20-1512 (consolidated with No. 21-1040), D.C. Circuit Court of Appeals is to be completed in January 2022. If any of the challenges to the Record of Decision, the JNF Right-of-Way or the FERC's October 9, 2020 and December 17, 2020 orders are successful, it could result in the Record of Decision, the JNF Right-of-Way or the FERC's orders, as applicable, being vacated and/or additional agency proceedings (the outcome of which the Company cannot predict) and cause a delay in the targeted in-service date for the MVP project (and consequent impacts relating to such delay).

•Challenges to FERC Certificate, Court of Appeals for DC Circuit. Multiple parties have sought judicial review of the FERC's order issuing a certificate of public convenience and necessity to the MVP Joint Venture and/or the exercise by the MVP Joint Venture of eminent domain authority. On February 19, 2019, the DC Circuit issued an order rejecting multiple consolidated petitions seeking direct review of the FERC order under the Natural Gas Act and certain challenges to the exercise by the MVP Joint Venture of eminent domain authority in Appalachian Voices, et al. v. FERC, et al., consolidated under Case No. 17-1271. No petitions for rehearing or petitions for rehearing en banc were filed by the April 5, 2019 deadline. The mandate was issued on April 17, 2019. Another group of parties filed a complaint in the U.S. District Court for the District of Columbia asserting that the FERC's order issuing certificates is unlawful on constitutional and other grounds in Bold Alliance, et al. v. FERC, et al., Case No. 17-1822. The district court plaintiffs sought declaratory relief as well as an injunction preventing the MVP Joint Venture from developing its project or exercising eminent domain authority. In December 2017 and January 2018, the FERC and the MVP Joint Venture, respectively, moved to dismiss the petitions for lack of subject matter jurisdiction. The court granted the motion and dismissed plaintiffs' complaint on September 28, 2018. On October 26, 2018, plaintiffs appealed the decision in Case No. 17-1822 to the DC Circuit in Bold Alliance, et al. v. FERC, et al., Case No. 18-5322. On December 3, 2018, the FERC, as appellee, filed a joint motion with the appellants to hold Case No. 18-5322 in abeyance pending completion of the appeals of the final agency orders related to the MVP certificate in consolidated Case No. 17-1271 and Atlantic Coast Pipeline’s (ACP) certificate. The MVP Joint Venture filed a motion to dismiss the case as to some of the plaintiffs. On February 15, 2019, the DC Circuit entered an order holding this appeal in abeyance pending rulings on the appeals from the ACP and MVP FERC proceedings. Although the members of the ACP project announced the cancellation of that project on July 5, 2020, ACP's proceeding remains pending. Case No. 18-5322 remains in abeyance. Similarly, another group of parties filed a complaint in the U.S. District Court for the District of Columbia in Bohon et al. v. FERC et al., Case No. 20-00006, asserting that the delegation of authority to FERC under the NGA violates the nondelegation doctrine and separation-of-powers principle of the U.S. Constitution. The MVP Joint Venture and the FERC filed motions to dismiss which were granted by the court. On July 6, 2020, the landowners filed a notice of appeal to the DC Circuit in Case No. 20-5203. On November 30, 2020, appellants asked the DC Circuit to overturn the decision of the lower court. Oral argument before the DC Circuit was scheduled for March 29, 2021, but the court cancelled and held oral argument in abeyance and directed the parties to file motions to govern future proceedings following a decision by the U.S. Supreme Court in PennEast Pipeline Co. v. New Jersey, No. 19-1039, which decision was published on June 29, 2021. Briefing in Bohon et al. v. FERC et al., Case No. 20-00006 on the significance of the PennEast Pipeline Co. opinion was completed on July 29, 2021. Due to the uncertainty regarding the timing of permitting and the outcome of legal challenges facing the MVP project, on August 25, 2020, the MVP Joint Venture filed a request with the FERC for and, on October 9, 2020, the FERC granted, an extension of time to complete the MVP project for an additional two years through October 13, 2022. On December 22, 2020, a challenge to the FERC’s action to grant an extension of time to complete the MVP project was filed in the DC Circuit in Sierra Club, et al. v. FERC, Case No. 20-1512 (consolidated with No. 21-1040, DC Circuit). On January 29, 2021, Sierra Club requested a stay of the FERC’s action to grant the MVP Joint Venture an extension of time to complete the MVP project from the DC Circuit, which stay request was denied by the DC Circuit on February 19, 2021. Briefing in Sierra Club, et al. v. FERC, Case No. 20-1512 (consolidated with No. 21-1040, D.C. Circuit), is to be completed in January 2022. If any of these challenges were successful, it could result in the MVP Joint Venture's certificate of public convenience and necessity being vacated and/or additional proceedings before the FERC, the outcome of which the Company cannot predict.

•Appalachian Voices, et al. v. U.S. Dep’t of Interior, et al., Fourth Circuit Court of Appeals, Case No. 20-2159. In August 2019, Wild Virginia and certain other petitioners filed a petition in the Fourth Circuit in Wild Virginia et al. v. United States Department of the Interior; Case No. 19-1866, to challenge the MVP Joint Venture’s Biological Opinion and Incidental Take Statement issued by FWS which was approved in November 2017 (the Original BiOp). On October 11, 2019, the Fourth Circuit issued an order approving the petitioners’ requested stay of the Original BiOp and holding the litigation in abeyance until January 11, 2020. On October 15, 2019, the FERC issued an order requiring the MVP Joint Venture to cease all forward-construction progress (the FERC modified this order on October 9, 2020 and December 17, 2020, which the Sierra Club has appealed to the DC Circuit as discussed above under "Jefferson National Forest Crossing and Associated Authorizations"). On September 4, 2020, FWS issued the MVP Joint Venture a new Biological Opinion and Incidental Take Statement (the New BiOp) for the MVP project and the Fourth Circuit subsequently dismissed the litigation regarding the Original BiOp. On October 27, 2020, Appalachian Voices et al. filed a petition with the Fourth Circuit challenging the New BiOp and filed a request for an administrative stay of the New BiOp with FWS, which FWS subsequently denied. On November 2, 2020, the petitioners filed a motion to stay the New BiOp with the Fourth Circuit. On November 18, 2020, the Fourth Circuit issued an order denying the requested stay. The matter was fully briefed as of March 19, 2021 and the parties are awaiting a schedule for oral argument. If this challenge were successful, it could result in the New BiOp being vacated and/or additional proceedings (the outcome of which the Company cannot predict) and cause a delay in the targeted in-service date for the MVP project (and consequent impacts relating to such delay).

Other Proceedings Relevant to the MVP Project

FERC Rulemaking on Construction Commencement. The MVP Joint Venture is a party to a FERC rulemaking proceeding that may potentially affect when the MVP Joint Venture is permitted to commence the crossings of streams and wetlands utilizing trenchless construction methods following the FERC’s issuance of its amended Certificate for the MVP project, as described in “Outlook” under Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.” On May 4, 2021, the FERC issued Order No. 871-B. Order No. 871-B and its predecessors relate to an industry-wide rulemaking regarding construction commencement while a rehearing request is pending before the FERC. The MVP Joint Venture filed a request for clarification or rehearing of the certificate amendment aspects of Order No. 871-B with the FERC on June 3, 2021.

The FERC issued Order No. 871-C on August 2, 2021. The Company cannot predict the impact of Order No. 871 and its progeny on the MVP project, if any.

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

Terrorist or cyber security attacks and threats aimed at us or third parties, as well as any noncompliance by us with applicable laws and regulations governing data privacy, could materially adversely affect us.

We have become increasingly dependent upon digital technologies, including information systems, infrastructure and cloud applications, to conduct our business, and the maintenance of our financial and other records has long been dependent upon such technologies. We depend on both our own systems, networks, and technology as well as the systems, networks and technology of our vendors, customers and other business partners. Energy industry participants, including midstream companies, have been the victims of high-profile ransomware attacks and the U.S. government has continued to issue public warnings that indicate that energy assets might be specific targets of cyber security threats and in May and July 2021 the U.S. Department of Homeland Security's Transportation Safety Administration issued cybersecurity directives applicable to midstream companies. Our systems (or those of third parties with whom we are connected) that are designed to protect against cyber security risks may not be sufficient, and deliberate attacks on, or unintentional events or security breaches affecting, our systems or infrastructure, the systems or infrastructure of third parties or the cloud could, depending on the extent or duration of the event, materially adversely affect us, including by leading to corruption, misappropriation or loss of our proprietary data and potentially sensitive and confidential data, delays (which could be significant) in the performance of services for our customers, difficulty in completing and settling transactions, challenges in maintaining our books and records, communication interruptions, environmental damage, regulatory scrutiny, personal injury, property damage and other operational disruptions, as well as damage to our reputation, financial condition and cash flows and potential legal claims and liabilities. Further, cyber incidents are continuing to evolve and are increasing in sophistication and volume and we expect to be required, including as a result of new regulation and/or cybersecurity directives, to expend additional resources to continue to modify or enhance our protective measures and/or to investigate and remediate vulnerabilities to or consequences of cyber incidents. There can be no assurance that any protective or remedial measures are or will be adequate to address a risk that arises.

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

See Note 8 to the consolidated financial statements for a discussion of the Amended EQM Credit Facility and the 2021 Eureka Credit Facility. The Amended EQM Credit Facility contains certain negative covenants, that, among other things, establish for EQM a maximum consolidated leverage ratio that varies over the course of the term ranging from not more than 5.95 to 1.00 to not more than 5.00 to 1.00, tested as of the end of each fiscal quarter (which in limited circumstances is increased for certain measurement periods following the consummation of certain acquisitions). Under the 2021 Eureka Credit Facility, Eureka is required to maintain a consolidated leverage ratio of not more than 4.75 to 1.00 (or not more than 5.25 to 1.00 for certain measurement periods following the consummation of certain acquisitions). If Eureka has issued senior notes of $200 million or more in the aggregate as of the end of any fiscal quarter, then for such fiscal quarter and for each fiscal quarter thereafter, Eureka is required to maintain a consolidated leverage ratio of not more than 5.25 to 1.00 and will not permit the ratio of senior indebtedness to four-quarter Consolidated EBITDA (as defined in the 2021 Eureka Credit Facility) as of the end of any such quarter to exceed 3.50 to 1.00. Additionally, as of the end of any fiscal quarter, Eureka may not permit the ratio of Consolidated EBITDA (as defined in the 2021 Eureka Credit Facility) for the four fiscal quarters then ending to consolidated interest charges to be less than 2.50 to 1.00. EQM’s and Eureka’s ability to meet these covenants can be affected by events beyond their respective control and we cannot assure our shareholders that EQM or Eureka will continue to meet these covenants. In addition, the Amended EQM Credit Facility and the 2021 Eureka Credit Facility each contain certain events of default, including the occurrence of a change of control.

In addition to the above-described facilities, EQM has issued senior unsecured notes which remain outstanding.

The provisions of the debt agreements may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of the debt agreements could result in an event of default, which could enable creditors to, subject to the terms and conditions of the applicable agreement, declare any outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment of the debt is accelerated, our assets may be insufficient to repay such debt in full, and in turn our shareholders could experience a partial or total loss of their investments. The Amended EQM Credit Facility and the 2021 Eureka Credit Facility each contain a cross default provision that applies to any other indebtedness the applicable borrower may have with an aggregate principal amount in excess of $25 million as to EQM, and $10 million as to Eureka.

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
The following table sets forth the Company's repurchases of equity securities registered under Section 12 of the Exchange Act that occurred during the three months ended June 30, 2021:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 2021 (April 1 - April 30)	—	$—	—	$—
May 2021 (May 1 - May 31)	3,052	8.21	—	—
June 2021 (June 1 - June 30)	—	—	—	—
Total	3,052	$8.21	—	$—
(a)Reflects shares withheld by the Company to pay taxes upon vesting of restricted stock.

Item 6. Exhibits

Exhibit No.	Document Description	Method of Filing
10.1
Second Amendment to Third Amended and Restated Credit Agreement, dated as of April 16, 2021, by and among EQM Midstream Partners, LP, the lender parties thereto and Wells Fargo Bank, National Association, as administrative agent.
Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-38629) filed on April 19, 2021.
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

Date:  August 3, 2021