Form 10-Q
period 2021-09-30
Equitrans Midstream Corp
filed 2021-11-02
CIK 1747009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes  ☐  No  ☒
The number of shares of common stock outstanding (in thousands), as of October 31, 2021: 432,501

EQUITRANS MIDSTREAM CORPORATION

EQUITRANS MIDSTREAM CORPORATION
Glossary of Commonly Used Terms, Abbreviations and Measurements
2021 Water Services Agreement – that certain mixed-use water services agreement entered into on October 22, 2021 (the 2021 Water Services Agreement) by the Company and EQT which replaced the Water Services Letter Agreement (as defined below) and certain other existing Pennsylvania water services agreements.
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
firm reservation fee revenues – contractually obligated revenues that include fixed monthly charges under firm contracts and fixed volumetric charges under MVC (as defined below) contracts.
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
Mountain Valley Pipeline, LLC (MVP Joint Venture) – a joint venture among the Company and, as applicable, affiliates of each of NextEra Energy, Inc., Consolidated Edison, Inc. (Con Edison), AltaGas Ltd. and RGC Resources, Inc. that is constructing the MVP and the MVP Southgate (as defined below) projects.
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
Water Services Letter Agreement – that certain letter agreement entered into on February 26, 2020 by the Company and EQT, pursuant to which EQT agreed to utilize the Company for the provision of water services in Pennsylvania under existing water services agreements and new water services agreements if negotiated between the parties, which letter agreement was replaced by the 2021 Water Services Agreement.
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
NYMEX – New York Mercantile Exchange
NYSE – New York Stock Exchange
SEC – U.S. Securities and Exchange Commission

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

EQUITRANS MIDSTREAM CORPORATION
 Statements of Consolidated Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Thousands, except per share amounts)
Operating revenues (a)	$342,074	$350,000	$1,070,365	$1,143,703
Operating expenses:
Operating and maintenance	38,743	33,905	111,004	113,990
Selling, general and administrative	33,560	31,626	104,536	94,186
Transaction costs	—	984	—	23,797
Depreciation	66,021	66,772	203,954	191,271
Amortization of intangible assets	16,204	16,204	48,614	46,990
Impairments of long-lived assets (b)	—	—	56,178	55,581
Total operating expenses	154,528	149,491	524,286	525,815
Operating income	187,546	200,509	546,079	617,888
Equity income (c)	8,461	60,917	14,385	171,233
Other income (d)	21,199	21,864	38,251	39,006
Loss on extinguishment of debt (e)	—	—	41,025	24,864
Net interest expense (a)	94,101	86,411	284,887	219,960
Income before income taxes	123,105	196,879	272,803	583,303
Income tax expense	32,200	28,440	65,180	81,846
Net income	90,905	168,439	207,623	501,457
Net income attributable to noncontrolling interests	3,557	3,973	10,479	210,765
Net income attributable to Equitrans Midstream	87,348	164,466	197,144	290,692
Preferred dividends (f)	14,628	14,628	43,884	44,132
Net income attributable to Equitrans Midstream common shareholders	$72,720	$149,838	$153,260	$246,560

Earnings per share of common stock attributable to Equitrans Midstream common shareholders - basic (g)	$0.17	$0.35	$0.35	$0.78
Earnings per share of common stock attributable to Equitrans Midstream common shareholders - diluted (g)	$0.17	$0.35	$0.35	$0.78

Weighted average common shares outstanding - basic	433,017	432,773	433,001	314,411
Weighted average common shares outstanding - diluted	433,675	432,821	433,412	314,411

Statement of comprehensive income:
Net income	$90,905	$168,439	$207,623	$501,457
Other comprehensive income, net of tax:
Pension and other post-retirement benefits liability adjustment, net of tax expense of $12, $10, $36, and $30	34	30	103	90
Other comprehensive income	34	30	103	90
Comprehensive income	90,939	168,469	207,726	501,547
Less: Comprehensive income attributable to noncontrolling interests	3,557	3,973	10,479	210,765
Less: Comprehensive income attributable to preferred dividends (f)	14,628	14,628	43,884	44,132
Comprehensive income attributable to Equitrans Midstream common shareholders	$72,754	$149,868	$153,363	$246,650

Dividends declared per common share	$0.15	$0.15	$0.45	$0.45

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

EQUITRANS MIDSTREAM CORPORATION
Statements of Consolidated Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2021	2020
	(Thousands)
Cash flows from operating activities:
Net income	$207,623	$501,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	203,954	191,271
Amortization of intangible assets	48,614	46,990
Deferred income taxes	61,267	79,415
Impairments of long-lived assets	56,178	55,581
Equity income	(14,385)	(171,233)
Other income	(38,160)	(38,403)
Loss on extinguishment of debt	41,025	24,864
Non-cash long-term compensation expense	10,590	9,388
Changes in other assets and liabilities:
Accounts receivable	73,348	(11,021)
Accounts payable	(1,765)	3,151
Accrued interest	(48,893)	(5,592)
Deferred revenue	225,315	148,770
Other assets and other liabilities	(2,687)	(10,443)
Net cash provided by operating activities	822,024	824,195
Cash flows from investing activities:
Capital expenditures	(211,072)	(377,592)
Capital contributions to the MVP Joint Venture	(178,953)	(144,264)
Principal payments received on the Preferred Interest (as defined in Note 6)	3,885	3,726
Net cash used in investing activities	(386,140)	(518,130)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	457,500	1,965,000
Payments on revolving credit facility borrowings	(600,000)	(2,080,000)
Proceeds from the issuance of long-term debt	1,900,000	1,600,000
Debt discounts, debt issuance costs and credit facility arrangement fees	(29,904)	(26,720)
Payment for retirement of long-term debt	(1,936,250)	(594,000)
Redemption of EQM Series A Preferred Units (as defined in Note 2)	—	(617,338)
Distributions paid to noncontrolling interest EQM unitholders	—	(128,770)
Distributions paid to holders of EQM Series A Preferred Units	—	(61,931)
Dividends paid to holders of Equitrans Midstream Preferred Shares	(43,884)	(2,251)
Dividends paid to common shareholders	(194,624)	(213,524)
Cash Shares and Cash Amount (as defined in Note 5)	—	(52,323)
Distributions to Eureka Midstream Holdings, LLC non-controlling member	(2,500)	—
Net cash used in financing activities	(449,662)	(211,857)

Net change in cash and cash equivalents	(13,778)	94,208
Cash and cash equivalents at beginning of period	208,023	88,322
Cash and cash equivalents at end of period	$194,245	$182,530

Cash paid during the period for:
Interest, net of amount capitalized	$326,456	$221,918

Non-cash activity during the period for:
Issuance of Equitrans Midstream common stock pursuant to the EQM Merger (as defined in Note 2), net of tax	$—	$2,736,229
Issuance of Equitrans Midstream Preferred Shares pursuant to the Restructuring Agreement (as defined in Note 2)	—	667,214
Contract liability	—	121,483
The accompanying notes are an integral part of these consolidated financial statements.

EQUITRANS MIDSTREAM CORPORATION
Consolidated Balance Sheets (Unaudited)

	September 30, 2021	December 31, 2020
	(Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$194,245	$208,023
Accounts receivable (net of allowance for credit losses of $2,868 and $4,699 as of September 30, 2021 and December 31, 2020, respectively) (a)	238,542	290,446
Other current assets (a)	53,047	63,268
Total current assets	485,834	561,737

Property, plant and equipment	8,929,199	8,835,652
Less: accumulated depreciation	(1,155,982)	(1,007,756)
Net property, plant and equipment	7,773,217	7,827,896

Investment in unconsolidated entity	3,089,091	2,796,316
Goodwill	486,698	486,698
Net intangible assets	667,976	716,590
Other assets (a)	365,586	336,615
Total assets	$12,868,402	$12,725,852

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of revolving credit facility borrowings (b)	$—	$302,500
Accounts payable	64,226	72,098
Capital contributions payable to the MVP Joint Venture	108,231	10,723
Accrued interest	77,298	126,191
Accrued liabilities	68,484	83,366
Total current liabilities	318,239	594,878

Long-term liabilities:
Revolving credit facility borrowings (c)	645,000	485,000
Long-term debt	6,432,186	6,443,312
Contract liability (a)(d)	622,992	398,750
Deferred income tax liability	410,128	345,896
Regulatory and other long-term liabilities	98,870	94,902
Total liabilities	8,527,415	8,362,738

Mezzanine equity:
Equitrans Midstream Preferred Shares, 30,018 shares issued and outstanding as of September 30, 2021 and December 31, 2020 (e)	681,842	681,842

Shareholders' equity:
Common stock, no par value, 432,522 and 432,470 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	3,952,896	3,941,295
Retained deficit	(770,769)	(728,959)
Accumulated other comprehensive loss	(2,126)	(2,229)
Total common shareholders' equity	3,180,001	3,210,107
Noncontrolling interests	479,144	471,165
Total shareholders' equity	3,659,145	3,681,272
Total liabilities, mezzanine equity and shareholders' equity	$12,868,402	$12,725,852
(a)Includes related party activity with EQT. See Note 6.
(b)Includes aggregate borrowings outstanding on the Former Eureka Credit Facility (as defined in Note 8) as of December 31, 2020. See Note 8 for further detail.
(c)Includes aggregate borrowings outstanding on the Amended EQM Credit Facility (as defined in Note 8) as of September 30, 2021 and on the First Amended EQM Credit Facility (as defined in Note 8) as of December 31, 2020 and aggregate borrowings outstanding on the 2021 Eureka Credit Facility (as defined in Note 8) as of September 30, 2021. See Note 8 for further detail.
(d)See Note 5 for disclosure regarding the Company's contract liabilities.
(e)See Note 2 for disclosures regarding the Equitrans Midstream Preferred Shares.
The accompanying notes are an integral part of these consolidated financial statements.

EQUITRANS MIDSTREAM CORPORATION
Statements of Consolidated Shareholders' Equity and Mezzanine Equity (Unaudited)

							Mezzanine
	Common Stock						Equity
				Accumulated			Equitrans
				Other			Midstream
	Shares	No	Retained	Comprehensive	Noncontrolling	Total	Preferred
	Outstanding	Par Value	Deficit	Loss	Interests	Equity	Shares
	(Thousands, except per share and unit amounts)
Balance at January 1, 2020	254,745	$1,292,804	$(618,062)	$(2,026)	$4,609,364	$5,282,080	$—
Other comprehensive income (net of tax):
Net income	—	—	69,732	—	119,828	189,560	—
Pension and other post-retirement benefits liability adjustment, net of tax expense of $10	—	—	—	30	—	30	—
Dividends on common shares ($0.45 per share)	(178)	—	(115,400)	—	—	(115,400)	—
Share-based compensation plans	85	4,500	—	—	285	4,785	—
Distributions paid to noncontrolling interest unitholders ($1.16 per common unit for EQM)	—	—	—	—	(96,526)	(96,526)	—
Distributions paid to holders of EQM Series A Preferred Units ($1.0364 per EQM Series A Preferred Unit)	—	—	—	—	(25,501)	(25,501)	—
Share Purchase Agreements (as defined in Note 5)	(25,300)	—	(190,992)	—	—	(190,992)	—
Adoption of Topic 326	—	—	(3,718)	—	—	(3,718)	—
Balance at March 31, 2020	229,352	$1,297,304	$(858,440)	$(1,996)	$4,607,450	$5,044,318	$—
Other comprehensive income (net of tax):
Net income	—	—	54,243	—	86,964	141,207	2,251
Pension and other post-retirement benefits liability adjustment, net of tax expense of $10	—	—	—	30	—	30	—
Dividends on common shares ($0.15 per share)	—	—	(34,634)	—	—	(34,634)	—
Share-based compensation plans	(20)	1,856	—	—	—	1,856	—
Distributions paid to noncontrolling interest unitholders ($0.3875 per common unit for EQM)	—	—	—	—	(32,244)	(32,244)	—
Distributions paid to holders of EQM Series A Preferred Units ($1.0364 per EQM Series A Preferred Unit)	—	—	—	—	(25,501)	(25,501)	—
Partial period distributions on EQM Series A Preferred Units converted in the EQM Merger	—	—	—	—	(10,929)	(10,929)	—
Redemption of EQM Series A Preferred Units	—	—	(27,253)	—	(590,085)	(617,338)	—
Restructuring Agreement	—	(82,717)	—	—	(579,157)	(661,874)	667,214
EQM Merger	203,137	2,736,229	—	—	(2,993,453)	(257,224)
Balance at June 30, 2020	432,469	$3,952,672	$(866,084)	$(1,966)	$463,045	$3,547,667	$669,465
Other comprehensive income (net of tax):
Net income	—	—	149,838	—	3,973	153,811	14,628
Pension and other post-retirement benefits liability adjustment, net of tax expense of $10	—	—	—	30	—	30	—
Dividends on common shares ($0.15 per share)	—	—	(65,117)	—	—	(65,117)	—
Share-based compensation plans	1	3,262	—	—	—	3,262	—
Dividends paid to holders of Equitrans Midstream Preferred Shares ($0.075 per share)	—	—	—	—	—	—	(2,251)
Balance at September 30, 2020	432,470	$3,955,934	$(781,363)	$(1,936)	$467,018	$3,639,653	$681,842

							Mezzanine
							Equity
	Common Stock
				Accumulated			Equitrans
				Other			Midstream
	Shares	No	Retained	Comprehensive	Noncontrolling	Total	Preferred
	Outstanding	Par Value	Deficit	Loss	Interests	Equity	Shares
	(Thousands, except per share amounts)
Balance at January 1, 2021	432,470	$3,941,295	$(728,959)	$(2,229)	$471,165	$3,681,272	$681,842
Other comprehensive income (net of tax):
Net income	—	—	58,055	—	3,914	61,969	14,628
Pension and other post-retirement benefits liability adjustment, net of tax expense of $12	—	—	—	34	—	34	—
Dividends on common shares ($0.15 per share)	—	—	(64,984)	—	—	(64,984)	—
Share-based compensation plans, net	28	4,662	—	—	—	4,662	—
Distributions paid to noncontrolling interest in Eureka Midstream Holdings, LLC	—	—	—	—	(2,500)	(2,500)	—
Dividends paid to holders of Equitrans Midstream Preferred Shares ($0.4873 per share)	—	—	—	—	—	—	(14,628)
Balance at March 31, 2021	432,498	$3,945,957	$(735,888)	$(2,195)	$472,579	$3,680,453	$681,842
Other comprehensive income (net of tax):
Net income	—	—	22,485	—	3,008	25,493	14,628
Pension and other post-retirement benefits liability adjustment, net of tax expense of $12	—	—	—	35	—	35	—
Dividends on common shares ($0.15 per share)	—	—	(64,750)	—	—	(64,750)	—
Share-based compensation plans, net	7	3,635	—	—	—	3,635	—
Dividends paid to holders of Equitrans Midstream Preferred Shares ($0.4873 per share)	—	—	—	—	—	—	(14,628)
Balance at June 30, 2021	432,505	$3,949,592	$(778,153)	$(2,160)	$475,587	$3,644,866	$681,842
Other comprehensive income (net of tax):
Net income	—	—	72,720	—	3,557	76,277	14,628
Pension and other post-retirement benefits liability adjustment, net of tax expense of $12	—	—	—	34	—	34	—
Dividends on common shares ($0.15 per share)	—	—	(65,336)	—	—	(65,336)	—
Share-based compensation plans	17	3,304	—	—	—	3,304	—
Dividends paid to holders of Equitrans Midstream Preferred Shares ($0.4873 per share)	—	—	—	—	—	—	(14,628)
Balance at September 30, 2021	432,522	$3,952,896	$(770,769)	$(2,126)	$479,144	$3,659,145	$681,842
The accompanying notes are an integral part of these consolidated financial statements.

EQUITRANS MIDSTREAM CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
1.    Financial Statements
Nature of Business. The Company provides midstream services to its customers in Pennsylvania, West Virginia and Ohio through its three primary assets: the gathering system, which includes predominantly dry gas gathering systems of high-pressure gathering lines; the transmission system, which includes FERC-regulated interstate pipelines and storage systems; and the water network, which consists of water pipelines, impoundment facilities, above ground storage facilities, pumping stations, take point facilities and measurement facilities that provide water delivery, gathering and storage services that support well completion activities and produced water flowback for recycling.
Basis of Presentation. References in these financial statements to Equitrans Midstream or the Company refer collectively to Equitrans Midstream Corporation and its consolidated subsidiaries for all periods presented, unless otherwise indicated.
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited consolidated financial statements include all adjustments (consisting of only normal, recurring adjustments, unless otherwise disclosed in this Quarterly Report on Form 10-Q) necessary for a fair presentation of the financial position of the Company as of September 30, 2021, the results of its operations and equity for the three and nine months ended September 30, 2021 and 2020 and its cash flows for the nine months ended September 30, 2021 and 2020. The consolidated balance sheet at December 31, 2020 has been derived from the audited financial statements at that date, but it does not include all of the information and notes required by GAAP for complete financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2020, which includes all disclosures required by GAAP.

Due to, among other things, the seasonal nature of the Company's utility customer contracts, as well as producers’ well completion activities and varying needs for fresh and produced water (which are partially driven by horizontal lateral lengths and the number of completion stages per well), the interim statements for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

For further information, refer to the Company's annual consolidated financial statements and related notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, as well as Part I, "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.

The consolidated financial statements as of and for the three and nine months ended September 30, 2021 and 2020, and the consolidated balance sheet at December 31, 2020, reflect the closing of the EQM Merger and the Restructuring (each as defined in Note 2). See Note 2 for further information.
Recently Issued Accounting Standards.

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
The Company recorded $1.0 million and $23.8 million in expenses related to the EQM Merger and the EQT Global GGA (as defined in Note 3) during the three and nine months ended September 30, 2020, respectively. The expenses primarily included advisor, legal and accounting fees related to the transactions and are included in transaction costs in the statements of consolidated comprehensive income.

Preferred Restructuring Agreement. On February 26, 2020, the Company and EQM entered into a Preferred Restructuring Agreement (the Restructuring Agreement) with all of the holders of the EQM Series A Preferred Units (such investors, collectively, the Investors), pursuant to which, at the Effective Time: (i) EQM redeemed $600 million aggregate principal amount of the Investors' EQM Series A Preferred Units issued and outstanding immediately prior to the Restructuring Closing (as defined below), which occurred substantially concurrent with the closing of the EQM Merger, for cash at 101% of the EQM Series A Preferred Unit Purchase Price plus any accrued and unpaid distribution amounts and partial period distribution amounts, and (ii) immediately following such redemption, each remaining issued and outstanding EQM Series A Preferred Unit was exchanged for 2.44 Equitrans Midstream Preferred Shares, in each case, in connection with the occurrence of the “Series A Change of Control” (as defined in the Former EQM Partnership Agreement) that occurred upon the closing of the EQM Merger (collectively, the Restructuring and, the closing of the Restructuring, the Restructuring Closing). The Equitrans Midstream Preferred Shares issued were not registered under the Securities Act of 1933, as amended (the Securities Act), in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.
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
On August 13, 2020, pursuant to the terms of the Restated Articles (as defined below), the Company paid $10.9 million in the aggregate to holders of Equitrans Midstream Preferred Shares related to forgone partial period distributions on the EQM Series A Preferred Units that were converted into Equitrans Midstream Preferred Shares in connection with the EQM Merger.
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
As of September 30, 2021, the Company's goodwill balance was associated entirely with the EQM Opco reporting unit. During the three and nine months ended September 30, 2021, no impairment indicators were identified that would indicate, in management's judgment, that it is more likely than not that the fair value of the EQM Opco reporting unit was less than its carrying value. However, the EQM Opco reporting unit is susceptible to impairment risk from future adverse market or economic conditions and Company-specific qualitative factors, contractual changes or modifications or other adverse factors such as unexpected future production curtailments by the Company's customers that have contracts with volumetric-based fees. Any such adverse changes in the future could reduce the underlying cash flows used to estimate fair value and could result in a decline in fair value that could trigger future impairment charges relating to the EQM Opco reporting unit.
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
As of June 30, 2021, the Company performed a recoverability test of the Equitrans Water Services (OH) LLC (Ohio Water) long-lived assets due to decreased producer activity in Ohio within the Company's Water segment. As a result of the recoverability test, management determined that the carrying value of the Ohio Water long-lived assets was not recoverable under ASC 360, Impairment Testing: Long-Lived Assets Classified as Held and Used. The Company estimated the fair value of the Ohio Water asset group and determined that the fair value was less than the assets’ carrying value, which resulted in impairment charges of approximately $56.2 million to the Ohio Water assets within the Company's Water segment. The non-cash impairment charge was recognized during the second quarter of 2021 and is included in the impairments of long-lived assets line on the statements of consolidated comprehensive income.
Equity Method Investment. During 2020, the MVP Joint Venture received certain adverse court rulings in the U.S. Fourth Circuit Court of Appeals as described in Part II, “Item 1. Legal Proceedings” of this Quarterly Report on Form 10-Q. As a result, the Company evaluated its equity method investment in the MVP Joint Venture for impairment during the fourth quarter of 2020 and determined that the fair value of the investment continued to exceed the carrying value and, therefore, no impairment was necessary. The Company estimated the fair value of its investment in the MVP Joint Venture using an income approach that primarily considered probability-weighted scenarios of discounted future net cash flows based on the most recent estimate of total project costs and revenues as of December 31, 2020. These scenarios reflected assumptions and judgments regarding various future court decisions and regulatory authorizations and the impact that those decisions and authorizations may have on the timing and extent of the Company’s investment, including scenarios assuming the full resolution of permitting issues. The Company’s analysis took into account, among other things, growth expectations from additional compression expansion opportunities. The Company generally used an after-tax discount rate of 5.5% in the analysis derived based on a market participant approach. Based on the Company’s expectations for the MVP Joint Venture's projects, and taking into account, among other things, regulatory considerations, public support for the MVP project by the Chairman of the U.S. Senate Committee on Energy and Natural Resources, and other publicly available information, the Company assigned higher probabilities for scenarios under which the Company received all required legal and regulatory approvals and authorizations and certain compression expansion opportunities are realized. A low probability was assigned to the scenario under which the project is cancelled.
The Company evaluated its equity method investment in the MVP Joint Venture as of September 30, 2021 and determined that there was not an other-than-temporary decline in value. There is risk that the carrying value of the Company's investment in the MVP Joint Venture may be impaired in the future. There are ongoing legal and regulatory matters that must be resolved before each of the MVP and MVP Southgate projects can be completed. Assumptions and estimates utilized in assessing the Company’s investment in the MVP Joint Venture for impairment may change depending on the nature or timing of resolutions to these legal or regulatory matters or based on other relevant developments. Adverse changes in circumstances relevant to the likelihood of project completion could prompt the Company, in future assessments, to apply a lower probability of project completion. Such changes in assumptions or estimates (including probability) could have a material adverse effect on the fair value of the Company's investment in the MVP Joint Venture and potentially result in an impairment, the results of which could have a material adverse effect on the Company's results of operations and financial position.
4.    Financial Information by Business Segment
The Company reports its operations in three segments that reflect its three lines of business of Gathering, Transmission and Water, which reflects the manner in which management evaluates the business for making operating decisions and assessing performance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Thousands)
Revenues from customers:
Gathering	$243,816	$232,651	$733,844	$764,229
Transmission	90,886	93,329	295,203	288,869
Water	7,372	24,020	41,318	90,605
Total operating revenues	$342,074	$350,000	$1,070,365	$1,143,703
Operating income:
Gathering (a)	$132,582	$129,186	$399,309	$400,647
Transmission	59,703	63,460	203,153	201,714
Water (b)	(4,414)	10,118	(55,577)	40,173
Headquarters (c)	(325)	(2,255)	(806)	(24,646)
Total operating income	$187,546	$200,509	$546,079	$617,888

Reconciliation of operating income to net income:
Equity income (d)	$8,461	$60,917	$14,385	$171,233
Other income (e)	21,199	21,864	38,251	39,006
Loss on extinguishment of debt	—	—	41,025	24,864
Net interest expense	94,101	86,411	284,887	219,960
Income tax expense	32,200	28,440	65,180	81,846
Net income	$90,905	$168,439	$207,623	$501,457
(a)Impairments of long-lived assets of $55.6 million for the nine months ended September 30, 2020 were included in Gathering operating income. See Note 3 for further information.
(b)Impairments of long-lived assets of $56.2 million for the nine months ended September 30, 2021 were included in Water operating income. See Note 3 for further information.
(c)Includes transaction costs and other unallocated corporate expenses.

(d)Equity income is included in the Transmission segment.
(e)Includes unrealized gains on derivative instruments recorded in the Gathering segment.

	September 30, 2021	December 31, 2020
	(Thousands)
Segment assets:
Gathering	$7,706,463	$7,739,836
Transmission (a)	4,617,136	4,357,382
Water	133,871	185,802
Total operating segments	12,457,470	12,283,020
Headquarters, including cash	410,932	442,832
Total assets	$12,868,402	$12,725,852
(a)The equity investment in the MVP Joint Venture is included in the Transmission segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Thousands)
Depreciation:
Gathering	$47,441	$44,648	$140,899	$126,915
Transmission	13,835	13,659	41,461	40,787
Water	4,364	8,105	20,740	22,720
Headquarters	381	360	854	849
Total	$66,021	$66,772	$203,954	$191,271
Expenditures for segment assets:
Gathering (a)	$62,916	$90,452	$170,709	$303,063
Transmission (b)	5,755	6,721	17,050	32,983
Water	10,803	2,530	20,430	8,377
Headquarters	83	447	1,455	3,234
Total (c)	$79,557	$100,150	$209,644	$347,657
(a)Includes capital expenditures related to the noncontrolling interest in Eureka Midstream Holdings, LLC (Eureka Midstream) of approximately $4.8 million and $10.6 million for the three and nine months ended September 30, 2021, respectively, and approximately $13.5 million and $37.1 million for the three and nine months ended September 30, 2020, respectively.
(b)Transmission capital expenditures do not include aggregate capital contributions made to the MVP Joint Venture for the MVP and MVP Southgate projects of $94.3 million and $179.0 million for the three and nine months ended September 30, 2021, respectively, and $65.6 million and $144.3 million for the three and nine months ended September 30, 2020, respectively.
(c)The Company accrues capital expenditures when the work has been completed but the associated bills have not yet been paid. Accrued capital expenditures are excluded from the statements of consolidated cash flows until they are paid. The net impact of non-cash capital expenditures, including the effect of accrued capital expenditures, transfers to/from inventory as assets are completed/assigned to a project and capitalized share-based compensation costs, was $1.2 million and $1.4 million for the three and nine months ended September 30, 2021, respectively, and $8.3 million and $29.9 million for the three and nine months ended September 30, 2020, respectively.
5.    Revenue from Contracts with Customers
For the three and nine months ended September 30, 2021 and 2020, all revenues recognized on the Company's statements of consolidated comprehensive income are from contracts with customers. As of September 30, 2021 and December 31, 2020, all receivables recorded on the Company's consolidated balance sheets represented performance obligations that have been satisfied and for which an unconditional right to consideration exists.

Summary of disaggregated revenues. The tables below provide disaggregated revenue information by business segment.

	Three Months Ended September 30, 2021
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues (a)	$151,004	$84,053	$1,061	$236,118
Volumetric-based fee revenues	92,812	6,833	6,311	105,956
Total operating revenues	$243,816	$90,886	$7,372	$342,074

	Three Months Ended September 30, 2020
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues (a)	$145,533	$84,612	$9,005	$239,150
Volumetric-based fee revenues	87,118	8,717	15,015	110,850
Total operating revenues	$232,651	$93,329	$24,020	$350,000

	Nine Months Ended September 30, 2021
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues (a)	$448,556	$269,239	$3,834	$721,629
Volumetric-based fee revenues	285,288	25,964	37,484	348,736
Total operating revenues	$733,844	$295,203	$41,318	$1,070,365

	Nine Months Ended September 30, 2020
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues (a)	$446,721	$267,973	$32,788	$747,482
Volumetric-based fee revenues	317,508	20,896	57,817	396,221
Total operating revenues	$764,229	$288,869	$90,605	$1,143,703

(a) Firm reservation fee revenues associated with Gathering and Water included MVC unbilled revenues of approximately $5.5 million and $0.5 million, respectively, for the three months ended September 30, 2021, approximately $12.4 million and $1.5 million, respectively, for the nine months ended September 30, 2021, approximately $2.6 million and $1.9 million, respectively, for the three months ended September 30, 2020 and approximately $13.7 million and $11.4 million, respectively, for the nine months ended September 30, 2020.
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
The following table presents changes in the Company's unbilled revenue balance during the nine months ended September 30, 2021 and 2020:

	Unbilled Revenue
	2021	2020
	(Thousands)
Balance as of beginning of period	$18,618	$—
Revenue recognized in excess of amounts invoiced (a)	21,908	25,086
Minimum volume commitments invoiced (b)	(23,373)	—
Amortization (c)	(78)	—
Balance as of end of period	$17,075	$25,086
(a)Primarily includes revenues associated with unbilled MVCs that are generally included in firm reservation fee revenues within the Gathering and Water segments, as described in the Summary of Disaggregated Revenues table above, and other contractual commitments of approximately $6.4 million during the nine months ended September 30, 2021.
(b)Unbilled revenues are transferred to accounts receivable once the Company has an unconditional right to consideration from the customer.
(c)Amortization of capitalized contract costs paid to customers over the expected life of the agreement.
Contract liabilities. The Company's contract liabilities consisted of deferred revenue primarily associated with the EQT Global GGA, including advance payments from EQT associated with the Rate Relief Shares (as defined below) acquired by the Company as consideration for certain commercial terms and the initial fair value of the Henry Hub cash bonus payment provision (as defined below). The contract liabilities are classified as current or non-current according to when such amounts are expected to be recognized. As of September 30, 2021, total contract liabilities were $624.1 million, of which $1.1 million was classified as current and recorded in accrued liabilities and $623 million was classified as non-current and recorded in contract liability on the Company's consolidated balance sheets. As of December 31, 2020, the contract liabilities were $398.8 million, which was recorded in contract liability on the Company's consolidated balance sheets.
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
The following table presents changes in the Company's contract liability balances during the nine months ended September 30, 2021 and 2020:

	Contract Liability
	2021	2020
	(Thousands)
Balance as of beginning of period	$398,750	$—
Amounts recorded during the period (a)	225,583	321,775
Amounts transferred during the period (b)	(268)	—
Balance as of end of period	$624,065	$321,775
(a)Includes deferred billed revenue during the nine months ended September 30, 2021 and 2020 associated with the EQT Global GGA.
(b)Deferred revenues are recognized as revenue upon satisfaction of the Company's performance obligation to the customer.

Summary of remaining performance obligations. The following table summarizes the estimated transaction price allocated to the Company's remaining performance obligations under all contracts with firm reservation fees and MVCs as of September 30, 2021 that the Company will invoice or transfer from contract liabilities and recognize in future periods.

	2021(a)	2022	2023	2024	2025	Thereafter	Total
	(Thousands)
Gathering firm reservation fees	$22,204	$124,168	$158,652	$157,148	$149,626	$1,329,341	$1,941,139
Gathering revenues supported by MVCs	127,397	546,734	593,693	554,327	563,596	4,813,080	7,198,827
Transmission firm reservation fees	94,964	370,983	346,970	284,898	249,107	2,404,935	3,751,857
Water revenues supported by MVCs	500	31,250	37,500	37,500	37,500	231,250	375,500
Total (b)	$245,065	$1,073,135	$1,136,815	$1,033,873	$999,829	$8,778,606	$13,267,323
(a)    October 1, 2021 through December 31, 2021.
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
Based on total projected contractual revenues, including projected contractual revenues from future capacity expected from expansion projects that are not yet fully constructed for which the Company has executed firm contracts, the Company's firm gathering contracts and firm transmission and storage contracts had, in each case, weighted average remaining terms of approximately 14 years as of September 30, 2021.
EQT Global GGA. On the EQT Global GGA Effective Date, the Company entered into the EQT Global GGA with EQT for the provision by the Company of certain gas gathering services to EQT in the Marcellus and Utica Shales of Pennsylvania and West Virginia. Pursuant to the EQT Global GGA, EQT is subject to an initial annual MVC of 3.0 Bcf per day that gradually steps up to 4.0 Bcf per day for several years following the in-service date of the MVP. The EQT Global GGA runs from the EQT Global GGA Effective Date through December 31, 2035, and will renew annually thereafter unless terminated by EQT or the Company pursuant to its terms. Pursuant to the EQT Global GGA, the Company has certain obligations to build connections to connect EQT wells to the Company's gathering system, which are subject to geographical limitations in relation to the dedicated area in Pennsylvania and West Virginia, as well as the distance of such connections to the Company's then-existing gathering system. Management has estimated the total consideration expected to be received over the life of the EQT Global GGA, including gathering MVC revenue with a declining rate structure, the fair value of the Rate Relief Shares (as defined below) and the initial fair value of the Henry Hub cash bonus payment provision. The total consideration is allocated proportionally to the performance obligation under the contract, which is to provide daily MVC capacity over the life of the contract, in order to recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers. The performance obligations will be satisfied during the life of the contract based on a units of production methodology for the daily MVC capacity provided to EQT. Due to the declining rate structure, there will be periods during which the billable gathering MVC revenue will exceed the allocated consideration to the performance obligation, which will result in billable gathering MVC revenue being deferred to the contract liability. The deferred consideration amounts are deferred until recognized in revenue when the associated performance obligation has been satisfied and are classified as current or non-current according to when such amounts are expected to be recognized. In addition to the estimated total consideration allocated to the daily MVC, the EQT Global GGA includes other fees based on variable or volumetric-based services that will be recognized in the period the services are provided. The Company applied judgment in determining the balance sheet classification of the elements of the EQT Global GGA and Share Purchase Agreements (as defined below) under the applicable accounting guidance.
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

Water Services Letter Agreement and 2021 Water Services Agreement. On February 26, 2020, the Company entered into a letter agreement with EQT relating to the provision of water services in Pennsylvania (such letter agreement, the Water Services Letter Agreement). Subject to the effect of the 2021 Water Services Agreement (defined below), the Water Services Letter Agreement would have been effective as of the first day of the first month following the MVP in-service date and would have expired on the fifth anniversary of such date. During each year of the Water Services Letter Agreement, EQT had agreed to pay the Company a minimum $60 million per year Annual Revenue Commitment (ARC) for volumetric water services provided in Pennsylvania, all in accordance with existing water service agreements and new water service agreements entered into between the parties pursuant to the Water Services Letter Agreement (or the related agreements).

On October 22, 2021, the Company and EQT entered into a new 10-year, mixed-use water services agreement covering operations within a dedicated area in southwestern Pennsylvania (2021 Water Services Agreement). The 2021 Water Services Agreement, which replaces the Water Services Letter Agreement and certain other existing Pennsylvania water services agreements, will become effective with the earlier of the commencement of water delivery service to a certain EQT well pad (anticipated in late February 2022) or April 1, 2022. Pursuant to the 2021 Water Services Agreement, EQT has agreed to pay the Company a minimum ARC for water services equal to $40 million in each of the first five years of the 10-year contract term and equal to $35 million per year for the remaining five years of the contract term.
Share Purchase Agreements. On February 26, 2020, the Company entered into two share purchase agreements (the Share Purchase Agreements) with EQT, pursuant to which the Company agreed to (i) purchase 4,769,496 shares of Equitrans Midstream common stock (the Cash Shares) from EQT in exchange for approximately $46 million in cash, (ii) purchase 20,530,256 shares of Equitrans Midstream common stock (the Rate Relief Shares and, together with the Cash Shares, the Share Purchases) from EQT in exchange for a promissory note in the aggregate principal amount of approximately $196 million (which EQT subsequently assigned to EQM as consideration for certain commercial terms under the EQT Global GGA), and (iii) pay EQT cash in the amount of approximately $7 million (the Cash Amount). On March 5, 2020, the Company completed the Share Purchases and paid the Cash Amount. The Company used proceeds from the EQM Credit Facility (as defined in Note 8) to fund the purchase of the Cash Shares and to pay the Cash Amount in addition to other uses of proceeds. After the closing of the Share Purchases, the Company retired the Cash Shares and the Rate Relief Shares. Additionally, the Company recorded a $17.2 million deferred tax liability in conjunction with the Rate Relief Shares. On September 29, 2020, the Company made a prepayment to EQM of all principal, interest, fees and other obligations outstanding under the promissory note EQT assigned to EQM and the promissory note was terminated.
6.    Related Party Transactions
As of September 30, 2021, EQT remained a related party of the Company due to its ownership of 25,296,026 shares of Equitrans Midstream common stock, which represented an approximately 5.8% ownership interest in the Company, excluding the impact of the Equitrans Midstream Preferred Shares. In the ordinary course of business, the Company engaged, and continues to engage, as applicable, in transactions with EQT and its affiliates, including, but not limited to, entering into new or amending existing gathering agreements, transportation service and precedent agreements, storage agreements and water services agreements.

The following table summarizes the Company's related party transactions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Thousands)
Operating revenues	$220,781	$222,700	$668,837	$741,200
Equity income	8,461	60,917	14,385	171,233
Interest income from the preferred interest in EQT Energy Supply, LLC (the Preferred Interest)	1,433	1,504	4,353	4,566
Capital contributions to the MVP Joint Venture	(94,298)	(65,630)	(178,953)	(144,264)
Principal payments received on the Preferred Interest	1,313	1,259	3,885	3,726

The following table summarizes the Company's related party receivables and payables.

	September 30, 2021	December 31, 2020
	(Thousands)
Accounts receivable	$184,946	$199,674
Contract asset	1,500	2,207
Investment in unconsolidated entity	3,089,091	2,796,316
Preferred Interest	101,170	105,056
Capital contributions payable to the MVP Joint Venture	108,231	10,723

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
Water Services Letter Agreement and 2021 Water Services Agreement. See Note 5 for further detail.
Share Purchase Agreements. See Note 5 for further detail.
7.    Investment in Unconsolidated Entity
The MVP Joint Venture is constructing the Mountain Valley Pipeline (MVP), an estimated 300-mile natural gas interstate pipeline that will span from northern West Virginia to southern Virginia. The Company will operate the MVP and owned a 46.6% interest in the MVP project as of September 30, 2021. On November 4, 2019, Consolidated Edison, Inc. (Con Edison) exercised an option to cap its investment in the construction of the MVP project at approximately $530 million (excluding AFUDC). The Company and NextEra Energy, Inc. are obligated to, and RGC Resources, Inc., another member of the MVP Joint Venture owning an interest in the MVP project, has opted to, fund the shortfall in Con Edison's capital contributions, on a pro rata basis. Such funding by the Company and funding by other members has and will correspondingly increase the Company's and such other funding members' respective interests in the MVP project and decrease Con Edison's interest in the MVP project. As a result, based on the project's targeted cost of approximately $6.2 billion (excluding AFUDC), the Company's equity ownership in the MVP project will progressively increase from approximately 46.6% to approximately 47.8%. The MVP Joint Venture is a variable interest entity because it has insufficient equity to finance its activities during the construction stage of the project. The Company is not the primary beneficiary of the MVP Joint Venture because the Company does not have the power to direct the activities that most significantly affect the MVP Joint Venture's economic performance. Certain business decisions, such as decisions to make distributions of cash, require a greater than 66 2/3% ownership interest approval, and no one member owns more than a 66 2/3% interest.

In April 2018, the MVP Joint Venture announced the MVP Southgate project, a proposed 75-mile interstate pipeline that will extend from the MVP at Pittsylvania County, Virginia to new delivery points in Rockingham and Alamance Counties, North Carolina. The Company will operate the MVP Southgate pipeline and owned a 47.2% interest in the MVP Southgate project as of September 30, 2021.
In August 2021, the MVP Joint Venture issued a capital call notice for the funding of the MVP project to MVP Holdco, LLC (MVP Holdco), a wholly owned subsidiary of the Company, for $108.1 million, of which $35.4 million and $40.0 million was paid in October 2021 and November 2021, respectively, and $32.7 million is expected to be paid in December 2021. The capital contributions payable and the corresponding increase to the investment balance are reflected on the consolidated balance sheet as of September 30, 2021.
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
As a result of EQM’s credit rating downgrades in the first quarter of 2020, EQM delivered credit support to the MVP Joint Venture in the form of letters of credit in the amounts of approximately $220.2 million and $14.2 million with respect to the MVP and MVP Southgate projects, respectively. In connection with delivering such letters of credit as replacement performance assurances, EQM's prior performance guarantees associated with the MVP and MVP Southgate projects were terminated. As of November 2, 2021, the letter of credit with respect to the MVP project was in the amount of approximately $219.7 million as a result of the capital contribution made in October 2021. Upon the FERC’s initial release to begin construction of the MVP Southgate project, the Company’s current letter of credit to support MVP Southgate will be terminated, and the Company will be obligated to deliver a new letter of credit (or provide another allowable form of performance assurance) in an amount equal to 33% of MVP Holdco’s proportionate share of the remaining capital obligations for the MVP Southgate project under the applicable construction budget.
As of September 30, 2021, the Company's maximum financial statement exposure related to the MVP Joint Venture was approximately $3,246 million, which consisted primarily of the investment in unconsolidated entity balance on the consolidated balance sheet as of September 30, 2021 and the letters of credit outstanding under the Amended EQM Credit Facility.
The following tables summarize the unaudited condensed consolidated financial statements of the MVP Joint Venture in relation to the MVP project.
Condensed Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
	(Thousands)
Current assets	$153,301	$146,054
Non-current assets	6,282,972	5,848,298
Total assets	$6,436,273	$5,994,352

Current liabilities	$200,454	$217,086
Equity	6,235,819	5,777,266
Total liabilities and equity	$6,436,273	$5,994,352
Condensed Statements of Consolidated Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Thousands)
Operating expenses	$(201)	$20	$(351)	$(295)
Other income	5	13	15	275
Net interest income	5,512	39,280	9,387	110,868
AFUDC — equity	12,862	91,653	21,904	258,693
Net income	$18,178	$130,966	$30,955	$369,541
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
EQM Revolving Credit Facility. On October 31, 2018, EQM amended and restated its unsecured revolving credit facility to increase the borrowing capacity from $1 billion to $3 billion and extend the term to October 2023 (the EQM Credit Facility). On March 30, 2020, EQM entered into an amendment (the First Amendment) to the EQM Credit Facility (as amended, the First Amended EQM Credit Facility) which, among other things, amended certain defined terms and negative covenants in the EQM Credit Facility. On April 16, 2021, EQM entered into a second amendment (the Second Amendment) to the EQM Credit Facility (as amended by the First Amendment and the Second Amendment, the Amended EQM Credit Facility), which amended, among other things, certain defined terms, and specified that the maximum Consolidated Leverage Ratio (as defined in the Amended EQM Credit Facility) vary over the course of the remaining term, ranging from not more than 5.95 to 1.00 to not more than 5.00 to 1.00, with the then-applicable ratio being tested as of the end of each fiscal quarter. The Second Amendment also reduced the aggregate commitments available under the Amended EQM Credit Facility to $2.25 billion.
The Amended EQM Credit Facility is available for general partnership purposes, including to purchase assets, to make investments, to fund working capital requirements and capital expenditures and to pay distributions. Subject to satisfaction of certain conditions, the Amended EQM Credit Facility has an accordion feature that allows EQM to increase the available borrowings under the facility by up to an additional $750 million. The Amended EQM Credit Facility has a sublimit of up to $250 million for same-day swing line advances and a sublimit of up to $400 million for letters of credit. In addition, EQM has the ability to request that one or more lenders make available term loans under the Amended EQM Credit Facility subject to the satisfaction of certain conditions (which term loans would be secured by cash, qualifying investment grade securities or a combination thereof). The Company’s obligations in respect of the revolving borrowings made under the Amended EQM Credit Facility are unsecured. As of September 30, 2021, no term loans were outstanding under the Amended EQM Credit Facility.
As of September 30, 2021, EQM had approximately $350 million of borrowings and $266 million of letters of credit outstanding under the Amended EQM Credit Facility. As of December 31, 2020, EQM had $485 million of borrowings and $246 million of letters of credit outstanding under the First Amended EQM Credit Facility. During the three and nine months ended September 30, 2021, the maximum outstanding borrowings at any time were approximately $390 million and $525 million, respectively, and the average daily balances were approximately $358 million and $440 million, respectively. EQM incurred interest at weighted average annual interest rates of approximately 2.7% and 2.6% for the three and nine months ended September 30, 2021, respectively. During the three and nine months ended September 30, 2020, the maximum outstanding borrowings at any time were approximately $485 million and $2,040 million, respectively, the average daily balances were approximately $485 million and $975 million, respectively, and the weighted average annual interest rates were approximately 2.6% and 2.9%, respectively. For the three and nine months ended September 30, 2021, commitment fees of $1.7 million and $5.6 million, respectively, were paid to maintain credit availability under the Amended EQM Credit Facility. For the three and nine months ended September 30, 2020, commitment fees of $2.4 million and $5.0 million, respectively, were paid to maintain credit availability under the First Amended EQM Credit Facility.

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
On January 8, 2021, EQM (i) applied a portion of the proceeds from the issuance of the 2021 Senior Notes (as defined below) to prepay all principal, interest, fees and other obligations outstanding under the Amended 2019 EQM Term Loan Agreement and (ii) terminated the Amended 2019 EQM Term Loan Agreement and the loan documents associated therewith. EQM repaid outstanding loans with a principal amount of $1.4 billion in connection with the termination of the Amended 2019 EQM Term Loan Agreement. Prior to its termination in January 2021, the Amended 2019 EQM Term Loan Agreement would have matured in August 2022. During the period from January 1, 2021 through January 7, 2021, the weighted average annual interest rate was approximately 2.4%. During the three and nine months ended September 30, 2020, the weighted average annual interest rates were approximately 2.4% and 2.8%, respectively.

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

In conjunction with the termination of, and to fund the repayment of all outstanding amounts under the Former Eureka Credit Facility, on May 13, 2021, Eureka entered into a $400 million senior secured revolving credit facility with Sumitomo Mitsui Banking Corporation, as administrative agent, the lenders party thereto from time to time and any other persons party thereto from time to time (the 2021 Eureka Credit Facility). The 2021 Eureka Credit Facility matures on November 13, 2024, and is available for general business purposes, including financing maintenance and expansion capital expenditures related to the Eureka system and providing working capital for Eureka’s operations. During the term of the 2021 Eureka Credit Facility, Eureka is required to maintain (i) a Consolidated Leverage Ratio (as defined in the 2021 Eureka Credit Facility) of not more than 4.75 to 1.00, and (ii) a ratio of Consolidated EBITDA (as defined in the 2021 Eureka Credit Facility) for the four fiscal quarters then ending to Consolidated Interest Charges (as defined in the 2021 Eureka Credit Facility) of not less than 2.50 to 1.00, each tested as of the end of each fiscal quarter. Subject to the satisfaction of certain conditions, the 2021 Eureka Credit Facility has an accordion feature that allows Eureka to increase the available borrowings under the facility to an amount no greater than $500 million of total commitments. The 2021 Eureka Credit Facility also has a sublimit of up to $25 million for same-day swing line advances.

As of September 30, 2021, Eureka had approximately $295 million of borrowings outstanding under the 2021 Eureka Credit Facility. As of December 31, 2020, Eureka had approximately $303 million of borrowings outstanding under the Former Eureka Credit Facility. For the three and nine months ended September 30, 2021, the maximum amount of outstanding borrowings under either of the Eureka credit facilities at any time was approximately $300 million and $315 million, respectively, the average daily balances were approximately $299 million and $305 million, respectively, and Eureka incurred interest at weighted average annual interest rates of approximately 2.8% and 2.5%, respectively. For the three and nine months ended September 30, 2021, commitment fees of $0.1 million and $0.3 million, respectively, were paid to maintain credit availability under the Eureka credit facilities. For the three and nine months ended September 30, 2020, the maximum amount of outstanding borrowings under the Former Eureka Credit Facility at any time was approximately $323 million for both periods, the average daily balances were approximately $310 million and $300 million, respectively, and Eureka incurred interest at weighted average annual interest rates of approximately 2.4% and 2.6% respectively. For the three and nine months ended September 30, 2020, commitment fees of $0.1 million and $0.4 million, respectively, were paid to maintain credit availability under the Former Eureka Credit Facility.
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
The Company incurred a loss on the extinguishment of debt of $41.0 million during the nine months ended September 30, 2021 related to the payment of the Tender Offer premium and write off of unamortized discounts and financing costs related to the prepayment of the EQM Term Loans under, and termination of, the Amended 2019 EQM Term Loan Agreement and purchase of 2023 Notes in the Tender Offers. This amount is included in the loss on extinguishment of debt line on the statements of consolidated comprehensive income.
As of September 30, 2021, EQM and Eureka were in compliance with all debt provisions and covenants.
9.    Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis. The Company records derivative instruments at fair value on a gross basis in its consolidated balance sheets. The Henry Hub cash bonus payment provision, as described in Note 5, is recorded at its estimated fair value using a Monte Carlo simulation model. Significant inputs used in the fair value measurement include NYMEX Henry Hub natural gas futures prices as of the date of valuation, the targeted in-service date of the MVP, risk-free interest rates based on U.S. Treasury rates, expected volatility of NYMEX Henry Hub natural gas futures prices and an estimated credit spread of EQT. The expected volatility of NYMEX Henry Hub natural gas futures prices used in the valuation methodology represents a significant unobservable input causing the Henry Hub cash bonus payment provision to be designated as a Level 3 fair value measurement. An expected average volatility of approximately 38% was utilized in the valuation model, which is based on market-quoted volatilities of relevant NYMEX Henry Hub natural gas forward prices. As of September 30, 2021 and December 31, 2020, the fair values of the Henry Hub cash bonus payment provision were $105.9 million and $68.0 million, respectively, which were recorded in other assets on the Company's consolidated balance sheets. During the three and nine months ended September 30, 2021, the Company recognized gains of $21.3 million and $37.9 million, respectively, representing the change in estimated fair value of the derivative instrument during the respective periods. During the three and nine months ended September 30, 2020, the Company recognized gains of $21.0 million and $37.7 million, respectively, representing the change in estimated fair value of the derivative instrument during the respective periods. The gains are reflected in other income in the Company's statements of consolidated comprehensive income.
Other Financial Instruments. The carrying values of cash and cash equivalents, accounts receivable, amounts due to/from related parties and accounts payable approximate fair value due to the short maturity of the instruments; as such, their fair values are Level 1 fair value measurements. The carrying values of borrowings under the Amended EQM Credit Facility, the Former Eureka Credit Facility (prior to its termination), the 2021 Eureka Credit Facility and the Amended 2019 EQM Term Loan Agreement (prior to its termination) approximate fair value as the interest rates are based on prevailing market rates; these are considered Level 1 fair value measurements. As EQM's borrowings under its senior notes are not actively traded, their fair values are estimated using an income approach model that applies a discount rate based on prevailing market rates for debt with similar remaining time-to-maturity and credit risk; as such, their fair values are Level 2 fair value measurements. As of September 30, 2021 and December 31, 2020, the estimated fair values of EQM's senior notes were approximately $7,030 million and $5,495 million, respectively, and the carrying values of EQM's senior notes were approximately $6,432 million and $5,046 million, respectively. The fair value of the Preferred Interest is a Level 3 fair value measurement and is estimated using an income approach model that applies a market-based discount rate. As of September 30, 2021 and December 31, 2020, the estimated fair values of the Preferred Interest were approximately $119 million and $127 million, respectively, and the carrying values of the Preferred Interest were approximately $101 million and $105 million, respectively.

10.    Earnings Per Share
The following table sets forth the computation of the basic and diluted earnings per share attributable to Equitrans Midstream common shareholders for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021		2020
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Net income	$90,905	$90,905	$168,439	$168,439
Less: Net income attributable to noncontrolling interests	3,557	3,557	3,973	3,973
Less: Preferred dividends	14,628	14,628	14,628	14,628
Net income attributable to Equitrans Midstream common shareholders	$72,720	$72,720	$149,838	$149,838

Basic weighted average common shares outstanding	433,017	433,017	432,773	432,773
Dilutive securities (a)	—	658	—	48
Diluted weighted average common shares outstanding	433,017	433,675	432,773	432,821

Earnings per share of common stock attributable to Equitrans Midstream common shareholders	$0.17	$0.17	$0.35	$0.35

	Nine Months Ended September 30,
	2021		2020
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Net income	$207,623	$207,623	$501,457	$501,457
Less: Net income attributable to noncontrolling interests (excluding EQM Series A Preferred Units)	10,479	10,479	163,406	163,406
Less: EQM Series A Preferred Units interest in net income	—	—	47,359	47,359
Less: Preferred dividends	43,884	43,884	44,132	44,132
Net income attributable to Equitrans Midstream common shareholders	$153,260	$153,260	$246,560	$246,560

Basic weighted average common shares outstanding	433,001	433,001	314,411	314,411
Dilutive securities (a)	—	411	—	—
Diluted weighted average common shares outstanding	433,001	433,412	314,411	314,411

Earnings per share of common stock attributable to Equitrans Midstream common shareholders	$0.35	$0.35	$0.78	$0.78
(a)For the three and nine months ended September 30, 2021, the Company excluded 30,018 (in thousands), in each case, of weighted average anti-dilutive securities related to the Equitrans Midstream Preferred Shares. For the three and nine months ended September 30, 2020, the Company excluded 30,099 and 11,995 (in thousands), respectively, of weighted average anti-dilutive securities related to the Equitrans Midstream Preferred Shares and stock-based compensation awards. For the nine months ended September 30, 2020, EQM's dilutive securities issued and outstanding prior to the EQM Merger did not have a material impact on the Company's diluted earnings per share.
The Company grants Equitrans Midstream phantom units to certain non-employee directors that will be paid in Equitrans Midstream common stock upon the director's termination of service on the Board. As there are no remaining service, performance or market conditions related to these awards, 498 and 495 (in thousands) Equitrans Midstream phantom units were included in the computation of basic and diluted weighted average common shares outstanding for the three and nine months ended September 30, 2021, respectively, and 303 and 279 (in thousands) Equitrans Midstream phantom units were included in the computation of basic and diluted weighted average common shares outstanding for the three and nine months ended September 30, 2020.

Preferred dividends include a $27.3 million premium recognized on the redemption of the EQM Series A Preferred Units as part of the Restructuring Closing during the nine months ended September 30, 2020.
11.     Income Taxes

The Company's effective tax rate was 26.2% for the three months ended September 30, 2021, compared to 14.4% for the three months ended September 30, 2020. The Company's effective tax rate was 23.9% for the nine months ended September 30, 2021, compared to 14.0% for the nine months ended September 30, 2020. For the nine months ended September 30, 2021 and 2020, the Company calculated the provision for income taxes for interim periods by applying an estimate of the annual effective tax rate for the full fiscal year to "ordinary" income or loss (pre-tax income or loss excluding unusual or infrequently occurring items) for the periods. The effective tax rate was higher for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 primarily due to the decrease in net income attributable to noncontrolling interests as a result of the EQM Merger and a decrease in AFUDC – equity and related effect on the Company's estimated annual effective tax rate for the nine months ended September 30, 2021. The effective tax rate for the three and nine months ended September 30, 2020 was lower than the statutory rate primarily because the Company did not record income tax expense on the portion of its income attributable to the noncontrolling limited partners of EQM for the periods prior to the closing of the EQM Merger, did not record income tax expense on the portion of its income attributable to the noncontrolling member of Eureka Midstream and due to the impact of AFUDC - equity related to the MVP project.

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
•the cost, capacity, shippers for, timing of regulatory approvals (including permitting timelines with respect to the MVP project water crossings), final design and project scope (including expansions or scope extensions or refinements and capital related thereto), ability to contract additional capacity on, mitigate emissions from and targeted in-service dates of current or in-service projects or assets, in each case as applicable;
•the ultimate terms, partner relationships and structure of the MVP Joint Venture and ownership interests therein;
•the impact of changes in the targeted full in-service date of the MVP project on, among other things, the fair value of the Henry Hub cash bonus provision of the EQT Global GGA and the estimated transaction price allocated to the Company's remaining performance obligations under certain contracts with firm reservation fees and MVCs;
•expansion projects in the Company's operating areas and in areas that would provide access to new markets;
•the Company's ability to provide produced and mixed water handling services and realize expansion opportunities;
•the Company's ability to identify and complete acquisitions and other strategic transactions, including joint ventures, effectively integrate transactions into the Company’s operations, and achieve synergies, system optionality, accretion and other benefits associated with transactions, including through increased scale;
•the Company's ability to access commercial opportunities and new customers for its water services business, and the timing and cost of the Company's development of a mixed-use water system;
•any credit rating impacts associated with the MVP project, customer credit ratings changes, defaults, acquisitions, dispositions and financings and any changes in EQM's credit ratings;

•the impact of the arbitration decision in favor of the Company regarding the Hammerhead gathering agreement and ownership of the Hammerhead pipeline on investors' perceptions of the Company's commercial relationship with EQT and the ability to achieve, and time for achieving, Hammerhead pipeline in-service;
•the effect and outcome of future litigation and other proceedings, including regulatory proceedings;
•the effects of any consolidation of or effected by upstream gas producers, whether in or outside of the Appalachian Basin;
•the timing and amount of future issuances or repurchases of the Company's securities;
•the effects of conversion, if at all, of the Equitrans Midstream Preferred Shares;
•the effects of seasonality;
•expected cash flows and MVCs, including those associated with the EQT Global GGA, and the potential impacts thereon of the commission timing and cost of the MVP project;
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
•the Company's ability to achieve anticipated benefits associated with the execution of the EQT Global GGA, the 2021 Water Services Agreement and related agreements;
•the impact on the Company and its subsidiaries of the coronavirus disease 2019 (COVID-19) pandemic, including, among other things, effects on demand for natural gas and the Company's services, commodity prices, access to capital and costs which may be incurred as a result of, and compliance with, any vaccine or testing mandate issued by the U.S. Department of Labor's Occupational Safety and Health Administration (OSHA) or any other government agency;
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

Executive Overview

Net income attributable to Equitrans Midstream common shareholders was $72.7 million for the three months ended September 30, 2021 compared to $149.8 million for the three months ended September 30, 2020. The decrease resulted primarily from lower equity income from the Company's investment in the MVP Joint Venture, lower operating revenues on Water and higher net interest expense, partially offset by higher operating revenues on Gathering.

Net income attributable to Equitrans Midstream common shareholders was $153.3 million for the nine months ended September 30, 2021 compared to $246.6 million for the nine months ended September 30, 2020. The decrease resulted primarily from lower equity income from the Company's investment in the MVP Joint Venture, lower operating revenues on Gathering (primarily due to impacts of the EQT Global GGA) and Water, higher net interest expense, and additional loss on extinguishment of debt charges, partially offset by lower net income attributable to noncontrolling interest, transaction costs recorded during the first nine months of 2020 and lower income tax expense. See Note 5 to the consolidated financial statements for a discussion of deferred revenues under the EQT Global GGA.

COVID-19 Update

While the COVID-19 pandemic is continuing, the outbreak has had, and continues to have, a minimal direct impact on the Company’s overall operations. The Company continues to actively manage its response to the COVID-19 pandemic in collaboration with relevant parties and, given that the situation surrounding COVID-19 remains fluid, a number of Company-wide measures undertaken in response to COVID-19 remain in effect to continue to promote the safety and health of field and office-based employees and contractors. On September 9, 2021, President Biden announced that OSHA is developing a rule that will require all employers with 100 or more employees to ensure their workforce is fully vaccinated or require any workers who remain unvaccinated to produce a negative test result on at least a weekly basis before coming to work. As an employer with more than 100 employees, the Company will be required to comply with the rule. The Company is currently monitoring the rulemaking and evaluating the potential impact of this mandate on the Company, including potential costs which could be incurred by the Company as a result of such mandate.

Notwithstanding the outbreak’s minimal direct impact to date on the Company’s overall operations, the Company acknowledges that the COVID-19 pandemic is still ongoing and therefore the Company cannot predict that the pandemic, or further developments regarding variants of COVID-19 or the above-referenced rulemaking, will not have any impact in the future on the Company's business, results of operations or financial position. For further information regarding the potential impact of COVID-19 on the Company, see "The outbreak of COVID-19 (or any future pandemic), and related declines in economic output and demand for natural gas, could harm our business, results of operations and financial condition." under "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

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

Gathering Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
	(Thousands, except per day amounts)
FINANCIAL DATA
Firm reservation fee revenues (a)	$151,004	$145,533	3.8	$448,556	$446,721	0.4
Volumetric-based fee revenues	92,812	87,118	6.5	285,288	317,508	(10.1)
Total operating revenues	243,816	232,651	4.8	733,844	764,229	(4.0)
Operating expenses:
Operating and maintenance	25,758	20,683	24.5	72,698	62,306	16.7
Selling, general and administrative	21,831	21,930	(0.5)	72,324	67,686	6.9
Transaction costs	—	—	—	—	4,104	(100.0)
Depreciation	47,441	44,648	6.3	140,899	126,915	11.0
Amortization of intangible assets	16,204	16,204	—	48,614	46,990	3.5
Impairments of long-lived assets	—	—	—	—	55,581	(100.0)
Total operating expenses	111,234	103,465	7.5	334,535	363,582	(8.0)
Operating income	$132,582	$129,186	2.6	$399,309	$400,647	(0.3)

Other income (b)	$21,328	$21,005	1.5	$37,897	$37,729	0.4

OPERATIONAL DATA
Gathered volumes (BBtu per day)
Firm capacity (c)	5,110	5,111	—	5,211	4,493	16.0
Volumetric-based services	2,880	3,080	(6.5)	3,109	3,565	(12.8)
Total gathered volumes	7,990	8,191	(2.5)	8,320	8,058	3.3

Capital expenditures (d)	$62,916	$90,452	(30.4)	$170,709	$303,063	(43.7)
(a)For the three and nine months ended September 30, 2021, firm reservation fee revenues included approximately $5.5 million and $12.4 million, respectively, of MVC unbilled revenues. For the three and nine months ended September 30, 2020, firm reservation fee revenues included approximately $2.6 million and $13.7 million, respectively, of MVC unbilled revenues.
(b)Other income includes the unrealized gains on derivative instruments associated with the Henry Hub cash bonus payment provision. See Note 9 to the consolidated financial statements for further information.
(c)Includes volumes up to the contractual MVC under agreements structured with MVCs. Volumes in excess of the contractual MVC are reported under Volumetric-based services.
(d)Includes approximately $4.8 million and $10.6 million of capital expenditures related to the noncontrolling interest in Eureka Midstream for the three and nine months ended September 30, 2021, respectively, and includes approximately $13.5 million and $37.1 million of capital expenditures related to the noncontrolling interest in Eureka Midstream for the three and nine months ended September 30, 2020, respectively.
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Gathering operating revenues increased by $11.2 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Firm reservation fee revenues increased by $5.5 million primarily due to increased MVC revenues primarily attributable to contractual agreements commencing in late 2020. Volumetric-based fee revenues increased by $5.7 million primarily due to higher compression fees.
Gathering operating expenses increased by $7.8 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 due to higher operating and maintenance and depreciation expenses. Operating and maintenance expense increased by $5.1 million primarily as a result of an increase in repairs and maintenance expense. Depreciation expense increased by $2.8 million as a result of additional assets placed in-service.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Gathering operating revenues decreased by $30.4 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Volumetric-based fee revenues decreased by $32.2 million primarily due to increased MVC revenues attributable to volumes that previously were subject to volumetric-based fees prior to the EQT Global GGA. The volumetric-based fee revenue decrease was slightly offset by an increase in firm reservation fee revenues of $1.8 million primarily due to increased MVC revenues, partially offset by increased deferred revenue resulting from the EQT Global GGA. See Note 5 to the consolidated financial statements for a discussion of deferred revenues under the EQT Global GGA.
Gathering operating expenses decreased by $29.0 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily as a result of the impairments of long-lived assets (which consisted of gathering assets and customer-related intangible assets totaling $55.6 million, as described in Note 3 to the consolidated financial statements) and transaction costs associated with the EQM Merger and related transactions during the first quarter of 2020, partially offset by increases in operating and maintenance, selling, general and administrative and depreciation expenses in the first nine months of 2021 compared to the first nine months of 2020. Operating and maintenance expense increased by $10.4 million primarily as a result of an increase in repairs and maintenance expense. Selling, general and administrative expense increased by $4.6 million primarily due to legal fees associated with the Hammerhead pipeline arbitration and personnel costs. Depreciation expense increased by $14.0 million as a result of additional assets placed in-service.
See "Outlook" and Note 3 to the consolidated financial statements for further discussion of the impairments of long-lived assets. See also “Outlook” and Part I, "Item 3. Quantitative and Qualitative Disclosures About Market Risk" of this Quarterly Report on Form 10-Q for discussions of certain customer production curtailments during 2020 and Note 5 to the consolidated financial statements for discussions of the EQT Global GGA and the transactions related thereto, including the gathering fee relief to EQT thereunder. As was the case for the Gathering operating revenues during the first nine months of 2021, the Company expects that the revenues resulting from the MVCs under the EQT Global GGA will increase the proportion of the Company's total operating revenues that are firm reservation fee revenues, and correspondingly decrease the portion of the Company's total operating revenues that are volumetric-based fee revenues, in future periods. Firm reservation fee revenues under the Company’s Hammerhead gathering agreement with EQT are also expected to contribute to an increase in the Company’s firm reservation fee revenues following achievement of the Hammerhead pipeline in-service. See also “Outlook” for discussions of the arbitration decision issued in the Hammerhead pipeline dispute with EQT.

Transmission Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
	(Thousands, except per day amounts)
FINANCIAL DATA
Firm reservation fee revenues	$84,053	$84,612	(0.7)	$269,239	$267,973	0.5
Volumetric-based fee revenues	6,833	8,717	(21.6)	25,964	20,896	24.3
Total operating revenues	90,886	93,329	(2.6)	295,203	288,869	2.2
Operating expenses:
Operating and maintenance	7,922	8,653	(8.4)	23,682	27,724	(14.6)
Selling, general and administrative	9,426	7,557	24.7	26,907	18,644	44.3
Depreciation	13,835	13,659	1.3	41,461	40,787	1.7
Total operating expenses	31,183	29,869	4.4	92,050	87,155	5.6
Operating income	$59,703	$63,460	(5.9)	$203,153	$201,714	0.7

Equity income	$8,461	$60,917	(86.1)	$14,385	$171,233	(91.6)

OPERATIONAL DATA
Transmission pipeline throughput (BBtu per day)
Firm capacity reservation	2,939	2,950	(0.4)	2,927	2,897	1.0
Volumetric-based services	7	29	(75.9)	9	17	(47.1)
Total transmission pipeline throughput	2,946	2,979	(1.1)	2,936	2,914	0.8

Average contracted firm transmission reservation commitments (BBtu per day)	3,819	3,859	(1.0)	4,008	4,027	(0.5)

Capital expenditures (a)	$5,755	$6,721	(14.4)	$17,050	$32,983	(48.3)
(a)Transmission capital expenditures do not include aggregate capital contributions made to the MVP Joint Venture for the MVP and MVP Southgate projects of $94.3 million and $179.0 million for the three and nine months ended September 30, 2021, respectively, and $65.6 million and $144.3 million for the three and nine months ended September 30, 2020, respectively.
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Transmission operating revenues decreased by $2.4 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily as a result of decreased volumetric-based usage fee revenues.
Operating expenses increased by $1.3 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily as a result of higher selling, general and administrative expense resulting primarily from increased professional service fees, partly offset by lower operating and maintenance expense primarily due to lower personnel costs.
Equity income decreased by $52.5 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 due to the decrease in the MVP Joint Venture's AFUDC on the MVP project for the three months ended September 30, 2021.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Transmission operating revenues increased by $6.3 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Firm reservation fee revenues increased by $1.3 million primarily due to customers contracting for additional firm transmission capacity. Volumetric-based fee revenues increased by $5.1 million primarily due to higher storage activities and increased usage fees.

Operating expenses increased by $4.9 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily as a result of higher selling, general and administrative expense resulting from increased professional service fees and personnel costs, partly offset by lower operating and maintenance expense primarily due to operational efficiencies.
Equity income decreased by $156.8 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 due to the decrease in the MVP Joint Venture's AFUDC on the MVP project for the nine months ended September 30, 2021.
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

Water Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
	(Thousands, except MMgal amounts)
FINANCIAL DATA
Firm reservation fee revenues (a)	$1,061	$9,005	(88.2)	$3,834	$32,788	(88.3)
Volumetric-based fee revenues	6,311	15,015	(58.0)	37,484	57,817	(35.2)
Total operating revenues	7,372	24,020	(69.3)	41,318	90,605	(54.4)
Operating expenses:
Operating and maintenance	5,053	4,569	10.6	14,581	23,960	(39.1)
Selling, general and administrative	2,369	1,228	92.9	5,396	3,752	43.8
Depreciation	4,364	8,105	(46.2)	20,740	22,720	(8.7)
Impairments of long-lived assets	—	—	100.0	56,178	—	100.0
Total operating expenses	11,786	13,902	(15.2)	96,895	50,432	92.1
Operating (loss) income	$(4,414)	$10,118	(143.6)	$(55,577)	$40,173	(238.3)

OPERATIONAL DATA
Water services volumes (MMgal)
Firm capacity reservation (b)	16	126	(87.3)	70	487	(85.6)
Volumetric-based services	161	307	(47.6)	837	1,124	(25.5)
Total water volumes	177	433	(59.1)	907	1,611	(43.7)

Capital expenditures	$10,803	$2,530	327.0	$20,430	$8,377	143.9
(a)    For the three and nine months ended September 30, 2021, firm reservation fee revenues included approximately $0.5 million and $1.5 million, respectively, of MVC unbilled revenues. For the three and nine months ended September 30, 2020, firm reservation fee revenues included approximately $1.9 million and $11.4 million, respectively, of MVC unbilled revenues.
(b)    Includes volumes up to the contractual MVC under agreements structured with MVCs. Volumes in excess of the contractual MVC are reported under Volumetric-based services.
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Water operating revenues decreased by $16.6 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Firm reservation fee revenues decreased by $7.9 million primarily as a result of decreased revenues associated with contractually lower MVCs. Volumetric-based fee revenues decreased $8.7 million primarily due to lower volumes as a result of decreased producer activity.
Water operating expenses decreased by $2.1 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily as a result of decreased depreciation expense due to the impairments of long-lived assets (as described in Note 3 to the consolidated financial statements) during the second quarter of 2021, partially offset by higher selling, general and administrative expense resulting primarily from increased professional service fees.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Water operating revenues decreased by $49.3 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Firm reservation fee revenues decreased by $29.0 million primarily as a result of decreased revenues associated with contractually lower MVCs. Volumetric-based fee revenues decreased $20.3 million primarily due to lower volumes as a result of decreased producer activity and decreased realized rates on a per gallon basis.
Water operating expenses increased by $46.5 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily as a result of the impairments of long-lived assets totaling $56.2 million (as described in Note 3 to the consolidated financial statements), partly offset by lower operating and maintenance expense primarily due to overall lower customer activity resulting in lower fresh water and produced water costs.
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
Other Income Statement Items
Other Income
Other income was relatively flat for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020.
See also "Outlook" for a discussion of factors affecting the estimated fair value of the derivative asset attributable to the Henry Hub cash bonus payment provision that is recognized in other income on the Company's statements of consolidated comprehensive income.
Loss on Extinguishment of Debt
Loss on extinguishment of debt increased $16.2 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The Company incurred a loss on the extinguishment of debt of $41.0 million during the nine months ended September 30, 2021 related to the payment of the Tender Offer premium and write off of unamortized discounts and financing costs related to the prepayment of the EQM Term Loans under, and termination of, the Amended 2019 EQM Term Loan Agreement and purchase of 2023 Notes in the Tender Offers. During the nine months ended September 30, 2020, the Company incurred a loss on the extinguishment of debt of $24.9 million related to the write off of unamortized discounts and financing costs primarily related to the prepayment and termination of the ETRN Term Loan Credit Agreement. See Note 8 to the consolidated financial statements for additional discussion.

Net Interest Expense

Net interest expense increased $7.7 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to higher interest expense of $22.1 million associated with the 2021 Senior Notes, partially offset by lower interest expense of $14.9 million primarily associated with the termination of the Amended 2019 EQM Term Loan Agreement, decreased borrowings under the Amended EQM Credit Facility and lower interest on the 2023 Notes as a result of the Tender Offers.

Net interest expense increased $64.9 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to higher interest expense of $65.8 million and $48.2 million associated with the 2021 Senior Notes and the 2020 Senior Notes, respectively, and decreased capitalized interest and AFUDC - debt of $13.9 million, partially offset by lower interest expense of $64.2 million primarily associated with the termination of the Amended 2019 EQM Term Loan Agreement and the ETRN Term Loan Credit Agreement, decreased borrowings under the Amended EQM Credit Facility and lower interest on the 2023 Notes as a result of the Tender Offers.

As a result of the issuance of the 2021 Senior Notes, and after taking into account the use of those proceeds to pay off other outstanding debt, the Company expects interest expense for the periods after the issuance of the 2021 Senior Notes to continue to be higher than comparable prior year periods.

See also Note 8 to the consolidated financial statements for a discussion of certain of the Company's outstanding debt.
Income Taxes
See Note 11 to the consolidated financial statements for an explanation of the changes in income taxes for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020.
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
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests was relatively flat for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Net income attributable to noncontrolling interests decreased for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily as a result of the reduction in noncontrolling interest in connection with the EQM Merger and the Restructuring.
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
Outlook
The Company's strategically-located assets overlay core acreage in the Appalachian Basin. The location of the Company's assets allows its producer customers to access major demand markets in the U.S. The Company is one of the largest natural gas gatherers in the U.S., and its largest customer, EQT, was the largest natural gas producer in the U.S. based on average daily sales volumes as of September 30, 2021. The Company maintains a stable cash flow profile, with approximately 67% of its revenue for the nine months ended September 30, 2021 generated by firm reservation fees. Further, the percentage of the Company's revenues that are generated by firm reservation fees is expected to increase in future years as a result of the 15-year term EQT Global GGA, which includes an MVC of 3.0 Bcf per day that became effective on April 1, 2020 and gradually steps up to 4.0 Bcf per day for several years following the full in-service date of the MVP project. This contract structure enhances the stability of the Company's cash flows and limits its direct exposure to commodity price risk.
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

•Mountain Valley Pipeline. The MVP is being constructed by a joint venture among the Company and affiliates of each of NextEra Energy, Inc., Con Edison, AltaGas Ltd. and RGC Resources, Inc. As of September 30, 2021, the Company owned an approximate 46.6% interest in the MVP project and will operate the MVP. The MVP is an estimated 300-mile, 42-inch diameter natural gas interstate pipeline with a targeted capacity of 2.0 Bcf per day that will span from the Company's existing transmission and storage system in Wetzel County, West Virginia to Pittsylvania County, Virginia, providing access to the growing Southeast demand markets. The MVP Joint Venture has secured a total of 2.0 Bcf per day of firm capacity commitments at 20-year terms. Additional shippers have expressed interest in the MVP project and the MVP Joint Venture is evaluating an expansion opportunity that could add approximately 0.5 Bcf per day of capacity through the installation of incremental compression. The MVP Joint Venture is also evaluating other future pipeline extension projects.

In October 2017, the FERC issued the Certificate of Public Convenience and Necessity (the Certificate) for the MVP. In the first quarter of 2018, the MVP Joint Venture received limited notice to proceed with certain construction activities from the FERC and commenced construction. Following a comprehensive review of all outstanding stream and wetland crossings across the approximately 300-mile MVP project route, on February 19, 2021, the MVP Joint Venture submitted (i) a joint application package to each of the Huntington, Pittsburgh and Norfolk Districts of the U.S. Army Corps of Engineers (Army Corps) that requests an Individual Permit from the Army Corps to effect approximately 300 water crossings utilizing open cut techniques (the Army Corps Individual Permit) and (ii) an application to amend the Certificate that seeks FERC authority to utilize alternative trenchless construction methods to effect approximately 120 water crossings. Related to seeking the Army Corps Individual Permit, on March 4, 2021, the MVP Joint Venture submitted applications to each of the West Virginia Department of Environmental Protection (WVDEP) and the Virginia Department of Environmental Quality (VADEQ) seeking Section 401 water quality certification approvals or waivers (such approvals or waivers, the State 401 Approvals). Both the WVDEP and VADEQ submitted requests to the Army Corps for additional time to address the applications, and, in late June 2021, the Army Corps granted the WVDEP and the VADEQ additional review time through November 29, 2021 and December 31, 2021, respectively. In early June 2021, the FERC issued a notice of schedule for the MVP Joint Venture's Certificate amendment application and the FERC issued an Environmental Assessment in mid-August 2021. Given that the expected permitting timelines for both the FERC and the Army Corps remain in-line with the Company's expectations, the Company continues to target a full in-service date for the MVP project in summer 2022 at a total project cost of approximately $6.2 billion (excluding AFUDC).

In order to complete the project in accordance with the targeted full in-service date and cost, the MVP Joint Venture must, among other things, timely receive the Army Corps Individual Permit (as well as timely receive the State 401 Approvals and, as necessary, certain other state-level approvals), and timely receive authorization from the FERC to amend the Certificate to utilize alternative trenchless construction methods for certain stream and wetland crossings. The MVP Joint Venture also must (i) maintain and, as applicable, timely receive required authorizations, including authorization to proceed with construction, related to the Jefferson National Forest (JNF) from the Bureau of Land Management (BLM), the U.S. Forest Service (USFS) and the FERC; (ii) continue to have available the orders previously issued by the FERC modifying its prior stop work orders and extending the MVP Joint Venture’s prescribed time to complete the MVP project; (iii) timely receive authorization from the FERC to complete construction work in the portion of the project route currently remaining subject to the FERC’s previous stop work order; and (iv) continue to be authorized to work under the Biological Opinion and Incidental Take Statement issued by the United States Department of the Interior’s Fish and Wildlife Service (FWS) for the MVP project. In each case, any such foregoing or other authorizations must remain in effect notwithstanding any pending or future challenge thereto. For further information regarding litigation and regulatory related delays affecting the completion of the MVP project, see Part II, "Item 1. Legal Proceedings" of this Quarterly Report on Form 10-Q. See also "The regulatory approval process for the construction of new midstream assets is very challenging, and decisions by regulatory and judicial authorities in pending or potential proceedings could impact our or the MVP Joint Venture's ability to obtain or maintain in effect all approvals and authorizations necessary to complete certain projects on the targeted time frame or at all or our ability to achieve the expected investment returns on the projects." included in "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 for additional discussion of risks in respect of the targeted in-service date and cost discussed above.

On November 4, 2019, Con Edison exercised an option to cap its investment in the construction of the MVP project at approximately $530 million (excluding AFUDC). The Company and NextEra Energy, Inc. are obligated, and RGC Resources, Inc., another member of the MVP Joint Venture owning an interest in the MVP project, has opted, to fund the shortfall in Con Edison's capital contributions on a pro rata basis. Such funding by the Company and funding by other members has and will correspondingly increase the Company's and such other members' respective interests in the MVP project and decrease Con Edison's interest in the MVP project. As a result, based on the MVP project's approximate $6.2 billion (excluding AFUDC) targeted cost, the Company's ownership interest in the MVP project is expected to progressively increase from approximately 46.6% to approximately 47.8%.

Through September 30, 2021, based on the MVP project's targeted cost, the Company had funded approximately $2.4 billion of its estimated total capital contributions of approximately $3.1 billion (inclusive of additional contributions required due to the Con Edison cap described above), including approximately $160 million in excess of the Company's ownership interest. For 2021, the Company expects to make total capital contributions of $275 million to $295 million to the MVP Joint Venture for purposes of the MVP project, depending on the timing of construction of the project, of which approximately $175.8 million had been contributed to the MVP Joint Venture as of September 30, 2021.

•Wellhead Gathering Expansion Projects and Hammerhead Pipeline. During the nine months ended September 30, 2021, the Company invested approximately $170.7 million in gathering projects (inclusive of capital expenditures related to the noncontrolling interest in Eureka Midstream). For 2021, the Company expects to invest approximately $235 million to $260 million in gathering projects (inclusive of expected capital expenditures related to the noncontrolling interest in Eureka Midstream). The primary projects include infrastructure expansion of core development areas in the Marcellus and Utica Shales in southwestern Pennsylvania, southeastern Ohio and northern West Virginia for EQT, Range Resources Corporation (Range Resources) and other producers.

The Hammerhead pipeline is a 1.6 Bcf per day gathering header pipeline that is primarily designed to connect natural gas produced in Pennsylvania and West Virginia to the MVP, Texas Eastern Transmission and Dominion Transmission, is supported by a 20-year term, 1.2 Bcf per day, firm capacity commitment from EQT and cost approximately $540 million. For more information, including regarding in-service for the Hammerhead pipeline, see "Hammerhead Pipeline" below.
•Transmission Projects. During the nine months ended September 30, 2021, the Company invested approximately $17.1 million in transmission projects. For 2021, the Company expects to invest approximately $30 million to $35 million in transmission projects.

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

•MVP Southgate Project. In April 2018, the MVP Joint Venture announced the MVP Southgate project, a proposed 75-mile interstate pipeline that will extend from the MVP at Pittsylvania County, Virginia to new delivery points in Rockingham and Alamance Counties, North Carolina. The MVP Southgate project is backed by a 300 MMcf per day firm capacity commitment from Dominion Energy North Carolina. As designed, the MVP Southgate project has expansion capabilities that could provide up to 900 MMcf per day of total capacity. The MVP Southgate project is estimated to cost a total of approximately $450 million to $500 million, which is expected to be spent primarily in 2022. The Company expects to fund approximately $225 million of the overall project cost. During the nine months ended September 30, 2021, the Company made approximately $3.2 million of capital contributions to the MVP Joint Venture for the MVP Southgate project. For 2021, the Company expects to make capital contributions of approximately $5 million to $10 million to the MVP Joint Venture for the MVP Southgate project. The Company will operate the MVP Southgate and, as of September 30, 2021, owned a 47.2% interest in the MVP Southgate project. The MVP Joint Venture submitted the MVP Southgate certificate application to the FERC in November 2018. The Final Environmental Impact Statement for the MVP Southgate project was issued on February 14, 2020. In June 2020, the FERC issued the Certificate of Public Convenience and Necessity for the MVP Southgate; however, the FERC, while authorizing the project, directed the Office of Energy Projects not to issue a notice to proceed with construction until necessary federal permits are received for the MVP project and the Director of the Office of Energy Projects lifts the stop work order and authorizes the MVP Joint Venture to continue constructing the MVP project. On August 11, 2020, the North Carolina Department of Environmental Quality (NCDEQ) denied the MVP Southgate project's application for a Clean Water Act Section 401 Individual Water Quality Certification and Jordan Lake Riparian Buffer Authorization due to uncertainty surrounding the completion of the MVP project. On March 11, 2021, the Fourth Circuit Court of Appeals, pursuant to an appeal filed by the MVP Joint Venture, vacated the NCDEQ's denial and remanded the matter to the NCDEQ for additional review. On April 29, 2021, the NCDEQ reissued its denial of the MVP Southgate project's application for a Clean Water Act Section 401 Individual Water Quality Certification and Jordan Lake Riparian Buffer Authorization. Based on the targeted full in-service date for the MVP and expectations regarding MVP Southgate permit approval timing, the Company is targeting commencing construction on the MVP Southgate in 2022 and placing the MVP Southgate in-service during the spring of 2023. See the discussion of litigation and regulatory related delays affecting the completion of the MVP Southgate project set forth in Part II, "Item 1. Legal Proceedings" of this Quarterly Report on Form 10-Q.
•Water Operations. During the nine months ended September 30, 2021, the Company invested approximately $20.4 million in its water delivery infrastructure. For 2021, the Company expects to invest approximately $35 million in the operations of its water delivery infrastructure in Pennsylvania.
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
Under the EQT Global GGA, the performance obligation is to provide daily MVC capacity and as such the total consideration is allocated proportionally to the daily MVC over the life of the contract. In periods that the gathering MVC revenue billed will exceed the allocated consideration, the excess will be deferred to the contract liability and recognized in revenue when the performance obligation has been satisfied. Assuming a full in-service date in summer 2022 for the MVP, the deferral to the contract liability is expected to increase by approximately $75 million during the fourth quarter of 2021 and by approximately $137 million during 2022. During the third quarter of 2021, the estimated deferral to the contract liability for 2022 increased by approximately $70 million due to a refinement of the full in-service date assumed within the summer 2022 in-service target for MVP. While the 3.0 Bcf per day MVC capacity became effective on April 1, 2020, additional daily MVC capacity and the associated gathering MVC fees payable by EQT to the Company as set forth in the EQT Global GGA are conditioned upon the full in-service date of the MVP. There are ongoing legal and regulatory matters that must be resolved before the MVP project can be completed which could have a material effect on the performance obligation, the allocation of the total consideration over the life of the contract and the gathering MVC fees payable by EQT under the contract.

Based on the Henry Hub natural gas forward strip prices as of October 29, 2021 and the terms of the Henry Hub cash bonus payment provision, any further delays in the in-service date for the MVP project, including beyond the most recent targeted full in-service date of summer 2022, would decrease the estimated fair value of the derivative asset attributable to the Henry Hub cash bonus payment provision, and such decrease may be substantial. For a discussion of the potential effect of hypothetical changes to the NYMEX Henry Hub natural gas future prices on the estimated fair value of the derivative asset attributable to the Henry Hub cash bonus payment provision, see "Commodity Prices" in Part I, "Item 3. Quantitative and Qualitative Disclosures About Market Risk" of this Quarterly Report on Form 10-Q. Changes in estimated fair value, if any, would be recognized in other income on the Company’s statements of consolidated comprehensive income.
For a discussion of the Company's commercial relationship with EQT and related considerations, including risk factors, see the Company's Annual Report on Form 10-K for the year ended December 31, 2020, as updated by this Quarterly Report on Form 10-Q. See also Note 5 to the consolidated financial statements for additional information regarding the EQT Global GGA and the transactions related thereto. For further discussion on litigation and regulatory challenges affecting the completion of the MVP project, see "Outlook" above and Part II, "Item 1. Legal Proceedings" of this Quarterly Report on Form 10-Q.

Hammerhead Pipeline. On September 23, 2020, EQT and certain affiliates of EQT instituted arbitration proceedings against the Company by filing a Demand for Arbitration with the American Arbitration Association. The arbitration arose out of the Hammerhead gathering agreement, pursuant to which the Company agreed to construct the Hammerhead pipeline and gather gas for EQT. EQT sought a declaratory judgment that it could exercise an early termination right and purchase the Hammerhead pipeline and related facilities under the terms of the Hammerhead gathering agreement. With its Demand for Arbitration, EQT also sought emergency relief, asking that an emergency arbitrator: (i) resolve the parties’ dispute on the merits by October 1, 2020; or (ii) alternatively, toll the contractual deadline for EQT’s exercise of its termination right, which was set to expire on October 11, 2020, until after the parties’ dispute was resolved. On October 6, 2020, the emergency arbitrator issued an order denying EQT’s request for emergency resolution on the merits but tolling the early termination deadline until the arbitration has been resolved. The Company’s answer to the Notice of Arbitration was filed on October 8, 2020, and the parties participated in an arbitration hearing from June 28, 2021 to July 2, 2021.

On October 25, 2021, the three-member panel appointed to arbitrate the dispute issued a binding arbitration decision in favor of the Company. The arbitration panel unanimously determined that, under the Hammerhead gathering agreement, although the in-service date for the Hammerhead pipeline was delayed beyond October 1, 2020, such delay was caused by or attributable to force majeure and, accordingly, that EQT has no early termination right under the Hammerhead gathering agreement relating to the timing of Hammerhead pipeline in-service or related right to purchase the Hammerhead gathering pipeline and associated facilities. Given the arbitration panel’s determinations, the Company will not be entitled to charge EQT monthly firm capacity reservation fees under the Hammerhead gathering agreement unless and until Hammerhead pipeline in-service is achieved (which the Company expects in conjunction with MVP in-service).

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

While natural gas prices have surged from 2020 lows as of the filing of this Quarterly Report on Form 10-Q, low or discounted natural gas prices in the Appalachian region have affected, and could in the future affect, Company producer customers’ determinations in respect of the amount and location of future rig and completion activity, timing of turning wells in line and whether to temporarily shut in portions of their production or otherwise take actions to slow production growth and/or reduce production during periods of low and discounted local natural gas prices. For additional information regarding impacts of commodity prices on the Company and related risks, including regarding past production curtailments by Company customers, see Part I, “Item 3. Quantitative and Qualitative Disclosures About Market Risk” of this Quarterly Report on Form 10-Q, as well as "Decreases in production of natural gas in our areas of operation have adversely affected, and future decreases could further adversely affect, our business and operating results and reduce our cash available to pay cash dividends to our shareholders." included in Item "1A. Risk Factors" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
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
The accounting estimates related to impairments are susceptible to change, including estimating fair value which requires considerable judgment. For goodwill, management’s estimate of a reporting unit’s future financial results is sensitive to changes in assumptions, such as changes in stock prices, weighted-average cost of capital, terminal growth rates and industry multiples. Similarly, cash flow estimates utilized for purposes of evaluating long-lived assets and equity method investments (such as in the MVP Joint Venture) require the Company to make projections and assumptions for many years into the future for pricing, demand, competition, operating costs, commencement of operations, resolution of relevant legal and regulatory matters, and other factors. The Company evaluates long-lived assets and equity method investments for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable (meaning, in the case of equity method investments, that such investments have suffered other-than-temporary declines in value under ASC 323). The Company believes the estimates and assumptions used in estimating its reporting units’, its long-lived assets' and its equity investment's fair values are reasonable and appropriate as of September 30, 2021; however, assumptions and estimates are inherently subject to significant business, economic, competitive, regulatory, judicial and other risks that could materially affect the calculated fair values and the resulting conclusions regarding impairments, which could materially affect the Company’s results of operations and financial position. Additionally, actual results could differ from these estimates and assumptions may not be realized. The Company also continues to evaluate and monitor the ongoing legal and regulatory matters related to the MVP and MVP Southgate projects that affect project completion, as further described in Part II, “Item 1. Legal Proceedings” of this Quarterly Report on Form 10-Q. Adverse or delayed developments with respect to such matters or other adverse developments could require that the Company modify assumptions reflected in the probability-weighted scenarios of discounted future net cash flows (including with respect to the probability of success) utilized to estimate the fair value of its equity investment in the MVP Joint Venture, which could result in an other-than-temporary decline in value, resulting in an impairment of that investment. See also Note 3 to the consolidated financial statements, as well as “Reviews of our goodwill, intangible and other long-lived assets have resulted in significant impairment charges and reviews of our goodwill, intangible and other long-lived assets could result in future significant impairment charges, including with respect to our investment in the MVP Joint Venture.” included in “Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 and the Company's discussion of "Critical Accounting Policies and Estimates" included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
As of the filing of this Quarterly Report on Form 10-Q, the Company cannot predict the likelihood or magnitude of any future impairment.
For a discussion of capital expenditures, see "Capital Requirements" below.
Capital Resources and Liquidity
The Company's liquidity requirements are to finance its operations, its capital expenditures, potential acquisitions and other strategic transactions and capital contributions to joint ventures, including the MVP Joint Venture, to pay cash dividends and to satisfy any indebtedness obligations. The Company's ability to meet these liquidity requirements depends on the Company's cash flow from operations, the continued ability of the Company to borrow under its credit facilities and the Company's ability to raise capital in banking, capital and other markets. Cash flow and capital raising activities may be affected by prevailing economic conditions in the natural gas industry and other financial and business factors (including market forces causing shifts in investor and lender sentiment away from fossil fuels and credit allocations to industries and companies perceived as being more sustainable, having better growth opportunities and/or having stronger ESG metrics and practices), some of which are beyond the Company's control. The Company's available sources of liquidity include cash from operations, cash on hand, borrowings under its subsidiaries' revolving credit facilities, issuances of additional debt and issuances of additional equity securities. As of September 30, 2021, pursuant to the terms of the Amended EQM Credit Facility, EQM would have been able to borrow approximately $1.0 billion under the Amended EQM Credit Facility. The amount the Company is able to borrow under the Amended EQM Credit Facility is bounded by a maximum consolidated leverage ratio. See Note 8 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for further information regarding the Amended EQM Credit Facility.

See “Security Ratings” below for a discussion of EQM’s credit ratings as of September 30, 2021. As a result of downgrades of EQM's credit ratings to non-investment grade in February 2020, EQM was obligated to deliver additional credit support to the MVP Joint Venture in the form of letters of credit, which, in the case of the MVP project (based on the targeted cost for the project), is in the amount of approximately $219.7 million and is, in the case of the MVP Southgate, $14.2 million, in each case as of the filing date of this Quarterly Report on Form 10-Q. Additionally, pursuant to the EQT Global GGA, if EQM does not maintain minimum credit ratings from two of three credit rating agencies of at least Ba3 with respect to Moody's and BB- with respect to S&P and Fitch, EQM will be obligated to provide additional credit support in an amount equal to approximately $196 million to EQT in support of the potential payment obligation related to the EQT Cash Option (the Cash Option Letter of Credit). See Note 5 to the consolidated financial statements for a discussion of the EQT Cash Option, which will become exercisable by EQT commencing on January 1, 2022. See "A further downgrade of EQM's credit ratings, including in connection with the MVP project or customer credit ratings changes, including EQT's, which are determined by independent third parties, could impact our liquidity, access to capital, and costs of doing business." included in "Item 1A. Risk Factors" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Operating Activities
Net cash flows provided by operating activities were $822.0 million for the nine months ended September 30, 2021 compared to $824.2 million for the nine months ended September 30, 2020. The decrease was primarily driven by the timing of working capital receipts and payments.
Investing Activities

Net cash flows used in investing activities were $386.1 million for the nine months ended September 30, 2021 compared to $518.1 million for the nine months ended September 30, 2020. Investing activities decreased by approximately $166.5 million for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, primarily due to decreased capital expenditure spending on Eureka projects, the Hammerhead pipeline and various wellhead gathering and transmission projects, which was partially offset by an increase in capital contributions to the MVP Joint Venture consistent with timing of the resumption of certain growth construction activities on the MVP project. See “Capital Requirements” below for a discussion of forecasted 2021 capital expenditures and capital contributions to the MVP Joint Venture.
Financing Activities

Net cash flows used in financing activities were $449.7 million for the nine months ended September 30, 2021 compared to $211.9 million for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, the primary uses of financing cash flows were the payment for retirement of the EQM Term Loans and termination of the Amended 2019 EQM Term Loan Agreement, net repayments on borrowings under the revolving credit facilities, the Company's purchase of an aggregate principal amount of $500 million of EQM's 2023 Notes pursuant to the Tender Offers and the payment of dividends to shareholders, while the primary source of financing cash flows was the issuance of the 2021 Senior Notes. For the nine months ended September 30, 2020, the primary source of financing cash flows was net proceeds from the 2020 Senior Notes issuance, while the primary uses of financing cash flows were the redemption of the EQM Series A Preferred Units, payment for retirement of the ETRN Term Loans, the payments of dividends and distributions to shareholders and unitholders (including distributions paid to EQM Series A Preferred unitholders) and net payments of borrowings on the First Amended EQM Credit Facility.
Capital Requirements
The gathering, transmission and storage and water services businesses are capital intensive, requiring significant investment to develop new facilities and to maintain and upgrade existing operations.
For 2021, capital contributions to the MVP Joint Venture are expected to be approximately $275 million to $295 million and approximately $5 million to $10 million related to the MVP Southgate project, and capital expenditures are expected to be $300 million to $330 million (including approximately $15 million to $20 million attributable to the noncontrolling interest in Eureka Midstream). The Company's future capital investments may vary significantly from period to period based on the available investment opportunities, the timing of the construction of the MVP, MVP Southgate and other projects, and maintenance needs. The Company expects to fund future capital expenditures and capital contributions primarily through cash on hand, cash generated from operations and borrowings under its subsidiaries' credit facilities.
Credit Facility Borrowings
See Note 8 to the consolidated financial statements for discussion of the Amended EQM Credit Facility, the Amended 2019 EQM Term Loan Agreement (prior to its termination), the Former Eureka Credit Facility (prior to its termination) and the 2021 Eureka Credit Facility.

Security Ratings
The table below sets forth the credit ratings for EQM's debt instruments at September 30, 2021.

EQM
Senior Notes
Rating Service	Rating	Outlook
Moody's	Ba3	Negative
S&P	BB-	Stable
Fitch	BB	Negative

In January 2021, each of Moody's, S&P, and Fitch affirmed EQM's credit ratings in connection with the issuance of the 2021 Senior Notes. There were no changes to EQM's credit ratings during the nine months ended September 30, 2021. EQM's credit ratings are subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. The Company cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a credit rating agency if, in its judgment, circumstances so warrant, including in connection with the MVP project or the creditworthiness of EQM's customers. As of September 30, 2021, EQT's public debt had credit ratings of BB+ from S&P (with a positive outlook), Ba1 from Moody's (with a stable outlook) and BB+ from Fitch (with a stable outlook). If any credit rating agency downgrades or withdraws EQM's ratings, including for reasons relating to the MVP project (such as delays in the targeted full in-service date of the MVP project or increases in such project’s costs), EQM’s leverage or credit ratings of the Company's customers, the Company's access to the capital markets could become more challenging, borrowing costs will likely increase, the Company may be required to provide additional credit assurances (the amount of which may be substantial), including the Cash Option Letter of Credit, in support of commercial agreements such as joint venture agreements, and the potential pool of investors and funding sources may decrease. In order to be considered investment grade, a company must be rated Baa3 or higher by Moody's, BBB- or higher by S&P, or BBB- or higher by Fitch. All of EQM's credit ratings are considered non-investment grade.
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
See "The regulatory approval process for the construction of new midstream assets is very challenging, and decisions by regulatory and judicial authorities in pending or potential proceedings could impact our or the MVP Joint Venture's ability to obtain or maintain in effect all approvals and authorizations necessary to complete certain projects on the targeted time frame or at all or our ability to achieve the expected investment returns on the projects." under "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 and Part II, "Item 1. Legal Proceedings" of this Quarterly Report on Form 10-Q for discussion of certain litigation and regulatory proceedings, including related to the MVP and MVP Southgate projects.
See Note 16 to the annual consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 for further discussion of the Company's commitments and contingencies.
Dividends
On October 18, 2021, the Board declared cash dividends for the third quarter of 2021 of $0.15 per common share and $0.4873 per Equitrans Midstream Preferred Share, in each case, payable on November 12, 2021 to shareholders of record at the close of business on November 2, 2021.
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
The Company is exposed to the credit risk of its customers, such as EQT, including as a result of changes in customer credit ratings, liquidity and access to capital markets. For example, as of September 30, 2021, EQT had $0.6 billion of letters of credit outstanding to third parties under its revolving credit facility. In August 2021, EQT's $83.6 million letter of credit issued to the MVP Joint Venture was cancelled as a result of EQT's improved credit ratings. At September 30, 2021, EQT's public senior debt had non-investment grade credit ratings. See "Security Ratings" under Part I, "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information regarding EQT's credit ratings.
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

Natural gas and NGL prices, particularly lower prices, affect capital spending levels of the Company's customers, which in turn affect production levels and, accordingly, demand for the Company's services and therefore its results of operations.

Additionally, although natural gas prices have surged from 2020 lows as of the filing date of this Quarterly Report on Form 10-Q, higher natural gas prices have not caused the Company's largest customers to significantly increase their capital spending forecasts given factors such as, in the Company's view, corporate capital allocation strategies. Even if natural gas prices remain elevated, the Company's customers may announce lower, flat or modest increases to capital spending in the future based on various factors, including regional takeaway capacity limitations, access to capital, investor expectations regarding free cash flow, a desire to reduce or refinance leverage or other factors.

Lower regional natural gas prices, corporate capital allocation strategies or regional takeaway constraints during periods of high natural gas prices, could cause producers to determine in the future that drilling activities in areas outside of the Company's current areas of operation are strategically more attractive to them. Additionally, lower natural gas prices, particularly in the Appalachian region, have caused, and may in the future cause, certain producers, including customers of the Company, to determine to reduce or hold generally steady their rig count (and thereby delay or not increase production), delay turning wells in line, temporarily shut in portions of their production or otherwise take actions to slow production growth and/or reduce production, which when effected by the Company's producer customers reduces the demand for, and usage of, the Company’s services. For instance, temporary production curtailments effected in 2020 by EQT and certain other Company customers resulted in a decrease in the Company's volumetric-based fee revenues for portions of 2020. An extended period of low natural gas prices and/or instability in natural gas prices in future periods, especially in the Appalachian region, could cause EQT or other producers to take similar actions in the future, which could have a significant negative effect on the demand for the Company's services and therefore its results of operations. Many of the Company’s customers, including EQT, have entered into long-term firm reservation transmission and gathering contracts or contracts with MVCs on the Company's systems and approximately 67% of the Company’s operating revenue for the nine months ended September 30, 2021 was generated by firm reservation fees. As a result, the Company believes that the effect of temporary declines in volumes of gas gathered, transported or stored on its systems may be mitigated because firm reservation fee revenues are paid regardless of volumes supplied to the system by customers (although significant declines in gas production in the Company's areas of operations would adversely affect the Company's results of operations, financial condition and liquidity as approximately 33% of the Company’s operating revenues for the nine months ended September 30, 2021 was generated by volumetric-based fee revenues).

Price declines and sustained periods of low natural gas and NGL prices could have an adverse effect on the creditworthiness of the Company's customers and related ability to pay firm reservation fees under long-term contracts and/or affect, as discussed above, activity levels and, accordingly, volumetric-based fees, which could affect the Company’s results of operations, liquidity or financial position. For example, each of S&P, Moody's and Fitch took negative ratings actions on EQT during 2020, citing, among other things, lower natural gas price assumptions and financing needs (although all three ratings agencies later took positive action on EQT citing, among other things, subsequent debt reduction and improvements in natural gas fundamentals). Credit risk and related management is further discussed above under “Credit Risk” in Part I, “Item 3. Quantitative and Qualitative Disclosures About Market Risk” of this Quarterly Report on Form 10-Q.

Unless the Company is successful in attracting and retaining new customers, the Company's ability to maintain or increase the capacity subscribed and volumes transported, gathered or provided on its systems will be dependent on receiving consistent or increasing commitments and production from its existing customers, which may be impacted by commodity prices, including regional commodity prices and/or other factors, including corporate capital allocation strategies. While EQT has dedicated a substantial portion of its core acreage to the Company and has entered into long-term firm gathering and transmission contracts and contracts with MVCs on certain of the Company's systems, EQT may determine in the future that drilling or continuing to produce gas from existing wells in the Company's areas of operations is not economical above the amount to fulfill its required MVCs or otherwise strategically determine to curtail volumes on the Company's systems. For example, in 2020, EQT publicly disclosed that it had made the strategic decision to temporarily curtail significant portions of its production, and certain other Company customers also curtailed portions of their production during 2020. Other than with respect to its MVCs and other firm commitments under existing contracts, EQT is under no contractual obligation to continue to develop its acreage dedicated to the Company. See also Note 5 to the consolidated financial statements for a discussion of the EQT Global GGA and the 2021 Water Services Agreement.
The fair value of the Company’s derivative instruments is largely determined by estimates of the NYMEX Henry Hub natural gas forward price curve. A hypothetical 10% increase in NYMEX Henry Hub natural gas futures prices would increase the valuation of the Company’s derivative instruments by $10.7 million, while a hypothetical 10% decrease in NYMEX Henry Hub natural gas futures prices would decrease the valuation of the Company’s derivative instruments by $12.9 million. This fair value change assumes volatility based on prevailing market parameters at September 30, 2021. See Notes 5 and 9 to the consolidated financial statements for a discussion of the Henry Hub cash bonus payment provision.
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
Other Market Risks. The Amended EQM Credit Facility and the 2021 Eureka Credit Facility are underwritten by syndicates of 21 and 16 financial institutions, respectively, each of which is obligated to fund its pro rata portion of any borrowings by EQM or Eureka, as applicable. In each case, no one lender of the financial institutions in the syndicate holds more than 10% of such facility. EQM's and Eureka's respective large syndicate groups and relatively low percentage of participation by each lender is expected to limit the Company's and Eureka's respective exposure to disruption or consolidation in the banking industry.

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
Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the third quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
MVP Matters
The MVP Joint Venture is currently defending certain agency actions and judicial challenges to the MVP that must be resolved before the project can be completed, including the following:

•Sierra Club, et al. v. U.S. Army Corps of Eng'rs (Huntington District) Fourth Circuit Court of Appeals (Fourth Circuit), Case No. 20-2039 and Sierra Club, et al. v. U.S. Army Corps of Eng'rs (Norfolk District), Fourth Circuit Court of Appeals, Case No. 20-2042. In February 2018, the Sierra Club filed a lawsuit in the Fourth Circuit against the Army Corps in Sierra Club, et al. v. U.S. Army Corps of Engineers, et al., consolidated under Case No. 18-1173. The lawsuit challenged the verification by the Huntington District of the Army Corps that Nationwide Permit 12, which generally authorizes discharges of dredge or fill material into waters of the United States and the construction of pipelines across such waters under Section 404 of the Clean Water Act, could be utilized in the Huntington District (which covers all but the northernmost area of West Virginia) for the MVP project. The crux of Sierra Club's position was that the MVP Joint Venture, pursuant to its FERC license, planned to use a certain methodology (dry open cut creek crossing methodology) to construct the pipeline across streams in West Virginia that would take considerably longer than the 72 hours allowed for such activities pursuant to the terms of West Virginia's Clean Water Act Section 401 certification for Nationwide Permit 12. A three-judge panel of the Fourth Circuit agreed with the Sierra Club and on October 2, 2018, issued a preliminary order stopping the construction in West Virginia of that portion of the pipeline that was subject to Nationwide Permit 12. In August 2018, the WVDEP initiated an administrative process to revise its 401 Water Quality Certification for the Army Corps Nationwide Permits and requested public comment to, among other things, specifically revise the 72-hour limit for stream crossings noted as problematic by the Fourth Circuit as well as other conditions (the WVDEP 401 Rulemaking Proceedings). Pending the resolution of the WVDEP 401 Rulemaking Proceedings, the Army Corps' Pittsburgh District and Norfolk District (each of which had also verified use of Nationwide Permit 12 by the MVP Joint Venture) suspended their verifications that allowed the MVP Joint Venture to use Nationwide Permit 12 for stream and wetlands crossings in northern West Virginia and Virginia, respectively. On April 24, 2019, the WVDEP submitted a modification to its 401 Water Quality Certification developed in the WVDEP 401 Rulemaking Proceedings to the EPA for approval, which approval was received in August 2019. The Army Corps approved the WVDEP's modification on January 24, 2020, and the MVP Joint Venture submitted a new permit application to the Army Corps on January 28, 2020. On September 25, 2020, the Huntington and Pittsburgh districts approved the MVP Joint Venture’s Nationwide Permit 12 and the Norfolk district lifted its suspension of the MVP Joint Venture's Nationwide Permit 12. On September 28, 2020, Appalachian Mountain Advocates, on behalf of Sierra Club and certain other petitioners, filed a petition for review of the Huntington and Norfolk permits. On October 5, 2020, Appalachian Mountain Advocates requested from the Fourth Circuit an administrative stay of the Army Corps' verifications to the MVP Joint Venture's Nationwide Permit 12. On November 9, 2020, the Court entered an order granting the motion to stay the verifications and issued a written opinion on December 1, 2020 on the issuance of the stay. While the case was scheduled to be fully briefed and argued by March 31, 2021, on February 19, 2021, the MVP Joint Venture, as part of its initiated broader strategy to obtain authorization for stream and wetland crossings discussed above under Part I, "Outlook" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," requested that the Army Corps' Huntington, Pittsburgh, and Norfolk Districts administratively revoke the previously-issued Nationwide Permit 12 verifications for the project. On March 2, 2021, the Army Corps revoked the Nationwide Permit 12 verifications for the project in accordance with the MVP Joint Venture's request. Following resolution of administrative issues unrelated to the MVP project on September 13, 2021, the parties moved to dismiss the case, which the Fourth Circuit granted on September 23, 2021.

•Jefferson National Forest Crossing and Associated Authorizations. In a different Fourth Circuit appeal, Sierra Club, et al. v. U.S. Forest Service, et al., consolidated under Case No. 17-2399, Fourth Circuit Court of Appeals, filed in December 2017, the Sierra Club challenged a Bureau of Land Management (BLM) decision to grant a right-of-way to the MVP Joint Venture and a U.S. Forest Service (USFS) decision to amend its management plan to accommodate the MVP, both of which affect the MVP's approximate 3.5-mile segment in the Jefferson National Forest (JNF) in Virginia. On July 27, 2018, agreeing in part with the Sierra Club, the Fourth Circuit vacated the BLM and USFS decisions, finding fault with the BLM's analysis of the practicality of alternate routes and the USFS' analysis of erosion and sedimentation effects. The USFS published a draft Supplemental Environmental Impact Statement (SEIS) to the 2017 FERC Final Environmental Impact Statement for MVP in the Federal Register on September 25, 2020 with a public comment period that closed on November 9, 2020. On December 11, 2020, the USFS published a Final SEIS that addressed the issues raised in the prior proceedings and evaluated the most recent sedimentation analysis submitted to the agency consistent with the findings presented in MVP’s Biological Opinion and Incidental Take Statement issued by the Department of the Interior's Fish and Wildlife Service (FWS) on September 4, 2020. See Appalachian Voices, et al. v. U.S. Dep’t of Interior below for additional information. On January 11, 2021, the MVP Joint Venture received final approval of the Record of Decision from the USFS and, on January 15, 2021, the BLM issued the required right-of-way permit for the MVP’s 3.5-mile segment in the JNF in Virginia (the JNF Right-of-Way). On January 11, 2021, Sierra Club, et al. filed a petition with the Fourth Circuit to reverse the USFS approval of the Record of Decision and, on January 15, 2021, filed a petition with the Fourth Circuit challenging BLM’s grant of the JNF Right-of-Way. See Wild Virginia, et al. v. United States Forest Service, et al., No. 21-1039(L). The Fourth Circuit consolidated the challenges to the Record of Decision and the JNF Right-of-Way and briefing was completed. Oral argument occurred on October 29, 2021 and the parties are awaiting a decision.
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

•Challenges to FERC Certificate, Court of Appeals for DC Circuit. Multiple parties have sought judicial review of the FERC's order issuing a certificate of public convenience and necessity to the MVP Joint Venture and/or the exercise by the MVP Joint Venture of eminent domain authority. On February 19, 2019, the DC Circuit issued an order rejecting multiple consolidated petitions seeking direct review of the FERC order under the Natural Gas Act and certain challenges to the exercise by the MVP Joint Venture of eminent domain authority in Appalachian Voices, et al. v. FERC, et al., consolidated under Case No. 17-1271. No petitions for rehearing or petitions for rehearing en banc were filed by the April 5, 2019 deadline. The mandate was issued on April 17, 2019. Another group of parties filed a complaint in the U.S. District Court for the District of Columbia asserting that the FERC's order issuing certificates is unlawful on constitutional and other grounds in Bold Alliance, et al. v. FERC, et al., Case No. 17-1822. The district court plaintiffs sought declaratory relief as well as an injunction preventing the MVP Joint Venture from developing its project or exercising eminent domain authority. In December 2017 and January 2018, the FERC and the MVP Joint Venture, respectively, moved to dismiss the petitions for lack of subject matter jurisdiction. The court granted the motion and dismissed plaintiffs' complaint on September 28, 2018. On October 26, 2018, plaintiffs appealed the decision in Case No. 17-1822 to the DC Circuit in Bold Alliance, et al. v. FERC, et al., Case No. 18-5322. On December 3, 2018, the FERC, as appellee, filed a joint motion with the appellants to hold Case No. 18-5322 in abeyance pending completion of the appeals of the final agency orders related to the MVP certificate in consolidated Case No. 17-1271 and Atlantic Coast Pipeline’s (ACP) certificate. The MVP Joint Venture filed a motion to dismiss the case as to some of the plaintiffs. On February 15, 2019, the DC Circuit entered an order holding this appeal in abeyance pending rulings on the appeals from the ACP and MVP FERC proceedings. Although the members of the ACP project announced the cancellation of that project on July 5, 2020, ACP's proceeding remains pending. Case No. 18-5322 remains in abeyance. Similarly, another group of parties filed a complaint in the U.S. District Court for the District of Columbia in Bohon et al. v. FERC et al., Case No. 20-00006, asserting that the delegation of authority to FERC under the NGA violates the nondelegation doctrine and separation-of-powers principle of the U.S. Constitution. The MVP Joint Venture and the FERC filed motions to dismiss which were granted by the court. On July 6, 2020, the landowners filed a notice of appeal to the DC Circuit in Case No. 20-5203. On November 30, 2020, appellants asked the DC Circuit to overturn the decision of the lower court. Oral argument before the DC Circuit was scheduled for March 29, 2021, but the court cancelled and held oral argument in abeyance and directed the parties to file motions to govern future proceedings following a decision by the U.S. Supreme Court in PennEast Pipeline Co. v. New Jersey, Case No. 19-1039, which decision was published on June 29, 2021. Briefing in Bohon et al. v. FERC et al., Case No. 20-00006 on the significance of the PennEast Pipeline Co. opinion was completed on July 29, 2021. The DC Circuit issued an order on September 15, 2021 denying appellants' motion for summary reversal of the decision of the lower court and supplemental briefing was completed as of October 6, 2021. Oral argument is scheduled for December 15, 2021. Due to the uncertainty regarding the timing of permitting and the outcome of legal challenges facing the MVP project, on August 25, 2020, the MVP Joint Venture filed a request with the FERC for and, on October 9, 2020, the FERC granted, an extension of time to complete the MVP project for an additional two years through October 13, 2022. On December 22, 2020, a challenge to the FERC’s action to grant an extension of time to complete the MVP project was filed in the DC Circuit in Sierra Club, et al. v. FERC, Case No. 20-1512 (consolidated with No. 21-1040, DC Circuit). On January 29, 2021, Sierra Club requested a stay of the FERC’s action to grant the MVP Joint Venture an extension of time to complete the MVP project from the DC Circuit, which stay request was denied by the DC Circuit on February 19, 2021. Briefing in Sierra Club, et al. v. FERC, Case No. 20-1512 (consolidated with No. 21-1040, D.C. Circuit), is to be completed in January 2022. If any of these challenges were successful, it could result in the MVP Joint Venture's certificate of public convenience and necessity being vacated and/or additional proceedings before the FERC, the outcome of which the Company cannot predict, and cause a delay in the targeted in-service date for the MVP project (and consequent impacts related to such delay).

•Appalachian Voices, et al. v. U.S. Dep’t of Interior, et al., Fourth Circuit Court of Appeals, Case No. 20-2159. In August 2019, Wild Virginia and certain other petitioners filed a petition in the Fourth Circuit in Wild Virginia et al. v. United States Department of the Interior; Case No. 19-1866, to challenge the MVP Joint Venture’s Biological Opinion and Incidental Take Statement issued by FWS which was approved in November 2017 (the Original BiOp). On October 11, 2019, the Fourth Circuit issued an order approving the petitioners’ requested stay of the Original BiOp and holding the litigation in abeyance until January 11, 2020. On October 15, 2019, the FERC issued an order requiring the MVP Joint Venture to cease all forward-construction progress (the FERC modified this order on October 9, 2020 and December 17, 2020, which the Sierra Club has appealed to the DC Circuit as discussed above under "Jefferson National Forest Crossing and Associated Authorizations"). On September 4, 2020, FWS issued the MVP Joint Venture a new Biological Opinion and Incidental Take Statement (the New BiOp) for the MVP project and the Fourth Circuit subsequently dismissed the litigation regarding the Original BiOp. On October 27, 2020, Appalachian Voices et al. filed a petition with the Fourth Circuit challenging the New BiOp and filed a request for an administrative stay of the New BiOp with FWS, which FWS subsequently denied. On November 2, 2020, the petitioners filed a motion to stay the New BiOp with the Fourth Circuit. On November 18, 2020, the Fourth Circuit issued an order denying the requested stay. The matter was fully briefed as of March 19, 2021. Oral argument occurred on October 29, 2021 and the parties are awaiting a decision. If this challenge were successful, it could result in the New BiOp being vacated and/or additional proceedings (the outcome of which the Company cannot predict) and cause a delay in the targeted in-service date for the MVP project (and consequent impacts relating to such delay).

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

MVP Southgate Matters
The MVP Joint Venture is currently challenging or defending certain agency actions and judicial challenges to the MVP Southgate project that must be resolved before the project can be completed, including the following:
•Sierra Club et al. v. FERC; Case No. 20-1427, DC Circuit. On June 18, 2020, the FERC issued an order granting a certificate of public convenience and necessity for the MVP Southgate project. However, the FERC, while authorizing the project, directed the Office of Energy Projects not to issue a notice to proceed with construction until necessary federal permits are received for the MVP project and the Director of the Office of Energy Projects lifts the stop-work order and authorizes the MVP Joint Venture to continue constructing the MVP project. Certain opposition parties subsequently requested rehearing of the certificate order. On August 20, 2020, the FERC issued an order denying requests for rehearing of that certificate order, and on September 17, 2020, the FERC issued an order addressing the arguments raised on rehearing. On October 9, 2020, Sierra Club, among other petitioners, filed an appeal of these orders with the DC Circuit. The matter has been fully briefed and is awaiting oral arguments. If this challenge were successful, it could result in the MVP Southgate project’s certificate of public convenience and necessity being vacated and/or additional proceedings before the FERC, the outcome of which the Company cannot predict, and cause a delay in the targeted in-service date for the MVP Southgate project (and consequent impacts relating to such delay).
•Mountain Valley Pipeline, LLC v. North Carolina Department of Environmental Quality, No. 20-1971, Fourth Circuit Court of Appeals. On August 11, 2020, the North Carolina Department of Environmental Quality (NCDEQ) denied the MVP Southgate project’s application for a Clean Water Act Section 401 Individual Water Quality Certification and Jordan Lake Riparian Buffer Authorization and such denial was reissued by the NCDEQ on April 29, 2021. See "MVP Southgate Project" under "Outlook" in Part I, "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information. The Company is evaluating next steps, including the submission of a new application for a Clean Water Act Section 401 Individual Water Quality Certification and Jordan Lake Riparian Buffer Authorization for the MVP Southgate project, but cannot guarantee whether a new application, if submitted, will ultimately be approved or, if approved, whether conditions may be included as part of such approval or whether the application would then be further challenged.

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

Companies across all industries are facing increasing scrutiny from stakeholders related to their ESG and sustainability practices. Investor advocacy groups, proxy advisory firms, certain institutional investors and lenders, investment funds and other influential investors are also increasingly focused on ESG and sustainability practices and matters and on the implications and social cost of their investments and loans. Stakeholders’ increased focus and activism related to ESG and sustainability matters may potentially adversely affect our business, financial condition, results of operations, and liquidity, as well as our stock price, and expose us to new or additional risks, including as described below.

Increased focus on ESG and sustainability matters, particularly in respect of climate change and related demand for renewable and alternative energy, may, among other things, hinder our access to capital given our fossil fuel-based operations and/or adversely affect demand for our services. See “If we or our subsidiaries are unable to obtain needed capital or financing on satisfactory terms, our ability to execute our business strategy and pay dividends to our shareholders may be diminished. Additionally, financing transactions may increase our financial leverage or could cause dilution to our shareholders.” and “Increased competition from other companies that provide gathering, transmission and storage, and water services, or from alternative fuel sources, could have a negative impact on the demand for our services, which could adversely affect our financial results.” under "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. Additionally, pipeline infrastructure companies and projects, such as our MVP project, face increased legal scrutiny and risk, including litigation risk and enhanced and lengthier regulatory reviews by federal, state and/or environmental regulators, due to an increased focus on climate change policies and the fossil fuel industry.

We recognize that our shareholders, employees, customers, regulators, and other stakeholders expect us to continue to focus on long-term sustainable performance, including by addressing significant, relevant ESG factors, further working to prioritize sustainable energy practices, reducing our carbon footprint and promoting sustainability. We have incurred and expect to continue to incur costs in doing so. Further, if we do not adapt to or comply with investor or other stakeholder expectations and standards (or meet sustainability goals that we set), which are evolving, or if we are perceived not to have responded appropriately or quickly enough to growing concern for ESG and sustainability issues, even if our actions are compliant with applicable laws and regulations, our business could suffer reputational or other damage and, additionally, potential negative public perception regarding us or our industry may lead to increased regulatory scrutiny or other adverse developments. Activist shareholders may submit proposals to promote an ESG-related position. Proxy contests and other actions by activist shareholders can, among other things, cause reputational harm, and responding to such actions could be costly and time-consuming, disrupting our operations and diverting the attention of our Board and senior management from the pursuit of business strategies.

In addition, as we continue to focus on long-term sustainable performance and address ESG factors, and as disclosure standards continue to evolve, including as a result of potential regulatory initiatives, we have expanded and expect to further expand our public disclosures in these areas. Such disclosures may reflect goals, cost estimates and other expectations and assumptions, including over long timelines, which goals, cost estimates, and other expectations and assumptions are necessarily uncertain and may not be realized. Failure to realize (or timely achieve progress on) such goals, cost estimates, and other expectations or assumptions may adversely impact us. Further, a multitude of organizations that provide information to investors have developed ratings processes for evaluating companies on their approach to ESG and sustainability matters. Such ratings and reports are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings or perceptions of us or our industry as a result of such ratings or our ESG and sustainability practices may lead to increased negative investor and other stakeholder sentiment toward us or our customers, and to the allocation of investment capital to other industries and companies, which could negatively affect our stock price and access to and costs of capital.

The occurrence of any of the foregoing may adversely affect our business, financial condition, results of operations, liquidity and/or our stock price.

Terrorist or cyberattacks aimed at us or third parties, as well as any noncompliance by us with applicable laws and regulations governing data privacy, could materially adversely affect us.

We have become increasingly dependent upon digital technologies, including information systems, infrastructure, and cloud applications, to conduct our business, and the maintenance of our financial and other records has long been dependent upon such technologies. We depend on both our own systems, networks, and technology as well as the systems, networks and technology of our vendors, customers and other business partners. Our increasing reliance on digital technologies puts us at greater risk for system failures, disruptions, incidents, and cyberattacks, which could significantly impair our ability to conduct our business. For instance, energy industry participants, including midstream companies, have been the victims of high-profile ransomware attacks, and we expect to continue to be targeted by cyberattacks, as a critical infrastructure company.

The U.S. government has continued to issue public warnings that indicate that energy assets might be specific targets of cyberattacks, and in May and July 2021, the U.S. Department of Homeland Security's Transportation Safety Administration (the “TSA”) issued security directives applicable to midstream companies requiring such companies to comply with mandatory reporting measures, undertake a number of specific cybersecurity enhancements for both information technology (“IT”) and operational technology (“OT”) systems, and provide extensive information to the TSA. We have been required and may further be required to expend additional resources as a result of current or new laws, regulations, directives or other requirements related to critical infrastructure cybersecurity. Any failure to remain in compliance with laws or regulations governing critical infrastructure cybersecurity, including the TSA security directives, may result in penalties, fines, enforcement actions, or mandated changes in our practices, which may have a material adverse effect on our business and operations.

While we and our third-party service providers commit resources to the design, implementation and monitoring of our IT and OT systems, there is no guarantee that our cybersecurity measures will provide absolute security. Despite these measures, we may not be able to anticipate, detect or prevent all cyberattacks or incidents, particularly because the methodologies used by attackers change frequently or may not be recognized until launched, and because attackers are increasingly using tactics, techniques, and procedures designed to circumvent controls and avoid detection. As a result, our IT and OT systems (or those of third parties with whom we are connected) that are designed to protect against cyber risks may not be sufficient, and deliberate attacks on, or unintentional events or incidents affecting, our systems or infrastructure or the systems or infrastructure of third parties could, depending on the extent or duration of the event, materially adversely affect us, including by leading to corruption, misappropriation or loss of our proprietary and sensitive data, delays (which could be significant) in the performance of services for our customers, difficulty in completing and settling transactions, challenges in maintaining our books and records, communication interruptions, environmental damage, regulatory scrutiny, personal injury, property damage and other operational disruptions, as well as damage to our reputation, financial condition and cash flows and potential legal claims and liabilities. Like other companies in the natural gas industry, we have identified and expect to continue to identify cyberattacks and incidents on our systems, but none of the cyberattacks and incidents we have identified to date has had a material impact on our business or operations.

Further, as cyberattacks continue to evolve and increase in sophistication and volume, we have expended, and expect to continue to expend, additional resources relating to cybersecurity, including as applicable, to continue to modify or enhance our preventive and protective measures and/or to investigate and remediate potential vulnerabilities to or consequences of cyberattacks and incidents. There can be no assurance that any preventive, protective, or remedial measures are or will be adequate to address threats that arise.

The regulatory landscape with regard to data privacy continues to develop. New laws and regulations governing data privacy, as well as any unauthorized disclosure of personal information, may potentially increase our compliance costs. Any failure by us, a company that we acquire, or one of our technology service providers, to comply with these laws and regulations, where applicable, could adversely affect us, including by resulting in reputational harm, penalties, regulatory scrutiny, liabilities, and/or mandated changes in our business practices.

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

See Note 8 to the consolidated financial statements for a discussion of the Amended EQM Credit Facility and the 2021 Eureka Credit Facility. The Amended EQM Credit Facility contains certain negative covenants, that, among other things, establish for EQM a maximum consolidated leverage ratio that varies over the course of the term ranging from not more than 5.95 to 1.00 to not more than 5.00 to 1.00, with the then-applicable ratio being tested as of the end of each fiscal quarter (which in limited circumstances may be increased for certain measurement periods following the consummation of certain acquisitions). Under the 2021 Eureka Credit Facility, Eureka is required to maintain a consolidated leverage ratio of not more than 4.75 to 1.00 (or not more than 5.25 to 1.00 for certain measurement periods following the consummation of certain acquisitions). If Eureka has issued senior notes of $200 million or more in the aggregate as of the end of any fiscal quarter, then for such fiscal quarter and for each fiscal quarter thereafter, Eureka is required to maintain a consolidated leverage ratio of not more than 5.25 to 1.00 and will not permit the ratio of senior indebtedness to four-quarter Consolidated EBITDA (as defined in the 2021 Eureka Credit Facility) as of the end of any such quarter to exceed 3.50 to 1.00. Additionally, as of the end of any fiscal quarter, Eureka may not permit the ratio of Consolidated EBITDA (as defined in the 2021 Eureka Credit Facility) for the four fiscal quarters then ending to consolidated interest charges to be less than 2.50 to 1.00. EQM’s and Eureka’s ability to meet these covenants can be affected by events beyond their respective control and we cannot assure our shareholders that EQM or Eureka will continue to meet these covenants. In addition, the Amended EQM Credit Facility and the 2021 Eureka Credit Facility each contain certain events of default, including the occurrence of a change of control.

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
The following table sets forth the Company's repurchases of equity securities registered under Section 12 of the Exchange Act that occurred during the three months ended September 30, 2021:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 2021 (July 1 - July 31)	65	$7.99	—	$—
August 2021 (August 1 - August 31)	26,771	8.35	—	—
September 2021 (September 1 - September 30)	—	—	—	—
Total	26,836	$8.35	—	$—
(a)Reflects shares withheld by the Company to pay taxes upon vesting of restricted stock.

Item 6. Exhibits

Exhibit No.	Document Description	Method of Filing
10.1	Letter Agreement, dated as of July 10, 2021, by and among EQM Gathering Opco, LLC, EQT Corporation, EQT Production Company, Rice Drilling B LLC, and EQT Energy, LLC.	Filed herewith as Exhibit 10.1.
10.2	Letter Agreement, dated as of August 25, 2021, by and among EQM Gathering Opco, LLC, EQT Corporation, EQT Production Company, Rice Drilling B LLC, and EQT Energy, LLC.	Filed herewith as Exhibit 10.2.
10.3	Letter Agreement, dated as of September 13, 2021, by and among EQM Gathering Opco, LLC, EQT Corporation, EQT Production Company, Rice Drilling B LLC, and EQT Energy, LLC.	Filed herewith as Exhibit 10.3.
31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith as Exhibit 31.1.
31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith as Exhibit 31.2.
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Furnished herewith as Exhibit 32.
101	Inline Interactive Data File.	Filed herewith as Exhibit 101.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith as Exhibit 104.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equitrans Midstream Corporation
(Registrant)

By:	/s/ Kirk R. Oliver
Kirk R. Oliver
Senior Vice President and Chief Financial Officer

Date:  November 2, 2021