Form 10-Q
period 2022-03-31
Equitrans Midstream Corp
filed 2022-05-03
CIK 1747009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes  ☐  No  ☒
The number of shares of common stock outstanding (in thousands), as of April 30, 2022: 432,763

EQUITRANS MIDSTREAM CORPORATION

EQUITRANS MIDSTREAM CORPORATION
Glossary of Commonly Used Terms, Abbreviations and Measurements
2021 Water Services Agreement – that certain mixed-use water services agreement entered into on October 22, 2021 by the Company and EQT (as defined below), as subsequently amended, which became effective on March 1, 2022 and replaced the Water Services Letter Agreement (as defined below) and certain other existing Pennsylvania water services agreements.
Allowance for Funds Used During Construction (AFUDC) – carrying costs for the construction of certain long-lived regulated assets are capitalized and amortized over the related assets' estimated useful lives. The capitalized amount for construction of regulated assets includes interest cost and a designated cost of equity for financing the construction of these regulated assets.
Amended EQM Credit Facility – that certain unsecured revolving credit facility of EQM Midstream Partners, LP, as previously amended and restated, including by an amendment entered on March 30, 2020 (such facility, as so amended in March 2020, the First Amended EQM Credit Facility) and a subsequent amendment entered into on April 16, 2021.
Amended 2019 EQM Term Loan Agreement - that certain term loan agreement entered into in August 2019 and amended on March 30, 2020 by EQM, which term loan agreement was terminated on January 8, 2021.
Annual Revenue Commitments (ARC or ARCs) - contractual term in a water services agreement that obligates the customer to pay for a fixed amount of water services annually.
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
firm reservation fee revenues – contractually obligated revenues that include fixed monthly charges under firm contracts and fixed volumetric charges under MVC (as defined below) and ARC (as defined above) contracts.
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

MVP Southgate – a proposed 75-mile interstate pipeline that is contemplated to extend from the MVP at Pittsylvania County, Virginia to new delivery points in Rockingham and Alamance Counties, North Carolina. The project is subject to ongoing discussions between the MVP Joint Venture and the project shipper, Dominion Energy North Carolina, as discussed in Part I, "Outlook" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q.
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
Water Services Letter Agreement – that certain letter agreement entered into on February 26, 2020 by the Company and EQT, pursuant to which EQT agreed to utilize the Company for the provision of water services in Pennsylvania under existing water services agreements and new water services agreements if negotiated between the parties, which letter agreement was replaced by the 2021 Water Services Agreement on March 1, 2022.
wellhead – the equipment at the surface of a well used to control the well's pressure and the point at which the hydrocarbons and water exit the ground.
Unless the context otherwise requires, a reference to a “Note” herein refers to the accompanying Notes to Consolidated Financial Statements contained in Part I, "Item 1. Financial Statements."

Abbreviations	Measurements
ASC – Accounting Standards Codification	Btu = one British thermal unit
ASU – Accounting Standards Update	BBtu = billion British thermal units
EPA – U.S. Environmental Protection Agency	Bcf = billion cubic feet
FASB – Financial Accounting Standards Board	Mcf = thousand cubic feet
FERC – U.S. Federal Energy Regulatory Commission	MMcf = million cubic feet
GAAP – United States Generally Accepted Accounting Principles	MMgal = million gallons
IRS – United States Internal Revenue Service
NGA – Natural Gas Act of 1938
NYMEX – New York Mercantile Exchange
NYSE – New York Stock Exchange
SEC – U.S. Securities and Exchange Commission

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
EQUITRANS MIDSTREAM CORPORATION
Statements of Consolidated Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2022	2021
	(Thousands, except per share amounts)
Operating revenues	$342,146	$379,996
Operating expenses:
Operating and maintenance	32,834	34,099
Selling, general and administrative	28,126	35,494
Depreciation	67,043	68,618
Amortization of intangible assets	16,205	16,205
Total operating expenses	144,208	154,416
Operating income	197,938	225,580
Equity income (a)	4	3
Other income, net	6,348	7,599
Loss on extinguishment of debt	—	(41,025)
Net interest expense	(93,121)	(95,144)
Income before income taxes	111,169	97,013
Income tax expense	6,261	20,416
Net income	104,908	76,597
Net income attributable to noncontrolling interests	3,775	3,914
Net income attributable to Equitrans Midstream	101,133	72,683
Preferred dividends	14,628	14,628
Net income attributable to Equitrans Midstream common shareholders	$86,505	$58,055

Earnings per share of common stock attributable to Equitrans Midstream common shareholders - basic	$0.20	$0.13
Earnings per share of common stock attributable to Equitrans Midstream common shareholders - diluted	$0.20	$0.13

Weighted average common shares outstanding - basic	433,318	432,983
Weighted average common shares outstanding - diluted	433,913	433,158

Statement of comprehensive income:
Net income	$104,908	$76,597
Other comprehensive income, net of tax:
Pension and other post-retirement benefits liability adjustment, net of tax expense of $12 and $12	34	34
Other comprehensive income	34	34
Comprehensive income	104,942	76,631
Less: Comprehensive income attributable to noncontrolling interests	3,775	3,914
Less: Comprehensive income attributable to preferred dividends	14,628	14,628
Comprehensive income attributable to Equitrans Midstream common shareholders	$86,539	$58,089

Dividends declared per common share	$0.15	$0.15

(a)Represents equity income from Mountain Valley Pipeline, LLC (the MVP Joint Venture). See Note 5.

The accompanying notes are an integral part of these consolidated financial statements.

EQUITRANS MIDSTREAM CORPORATION
Statements of Consolidated Cash Flows (Unaudited)

	Three Months Ended March 31,
	2022	2021
	(Thousands)
Cash flows from operating activities:
Net income	$104,908	$76,597
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	67,043	68,618
Amortization of intangible assets	16,205	16,205
Deferred income taxes	4,603	20,406
Equity income	(4)	(3)
Other income	(6,501)	(7,254)
Loss on extinguishment of debt	—	41,025
Non-cash long-term compensation expense	2,990	4,445
Changes in other assets and liabilities:
Accounts receivable	34,759	17,725
Accounts payable	(7,679)	1,337
Accrued interest	(74,812)	(46,934)
Deferred revenue	86,652	72,019
Other assets and other liabilities	(42,218)	(34,634)
Net cash provided by operating activities	185,946	229,552
Cash flows from investing activities:
Capital expenditures	(71,285)	(61,265)
Capital contributions to the MVP Joint Venture	(72,537)	(10,723)
Principal payments received on the Preferred Interest	1,351	1,277
Net cash used in investing activities	(142,471)	(70,711)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	55,000	77,500
Payments on revolving credit facility borrowings	(112,000)	(70,000)
Proceeds from the issuance of long-term debt	—	1,900,000
Debt discounts, debt issuance costs and credit facility arrangement fees	—	(24,204)
Payment for retirement of long-term debt	—	(1,936,250)
Dividends paid to holders of Equitrans Midstream Preferred Shares	(14,628)	(14,628)
Dividends paid to common shareholders	(64,901)	(64,871)
Distributions to noncontrolling interests	—	(2,500)
Net cash used in financing activities	(136,529)	(134,953)

Net change in cash and cash equivalents	(93,054)	23,888
Cash and cash equivalents at beginning of period	134,661	208,023
Cash and cash equivalents at end of period	$41,607	$231,911

Cash paid during the period for:
Interest, net of amount capitalized	$165,631	$140,199
Cash paid for taxes	$815	$—
The accompanying notes are an integral part of these consolidated financial statements.

EQUITRANS MIDSTREAM CORPORATION
Consolidated Balance Sheets (Unaudited)

	March 31, 2022	December 31, 2021
	(Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$41,607	$134,661
Accounts receivable (net of allowance for credit losses of $2,683 and $2,696 as of March 31, 2022 and December 31, 2021, respectively)	231,985	252,301
Other current assets	52,306	59,867
Total current assets	325,898	446,829

Property, plant and equipment	9,061,829	9,004,602
Less: accumulated depreciation	(1,278,247)	(1,217,099)
Net property, plant and equipment	7,783,582	7,787,503

Investment in unconsolidated entity	1,278,992	1,239,039
Goodwill	486,698	486,698
Net intangible assets	635,567	651,771
Other assets	307,965	308,924
Total assets	$10,818,702	$10,920,764

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$47,649	$59,627
Capital contributions payable to the MVP Joint Venture	39,159	72,188
Accrued interest	77,097	151,909
Accrued liabilities	43,814	83,852
Total current liabilities	207,719	367,576

Long-term liabilities:
Revolving credit facility borrowings	448,000	505,000
Long-term debt	6,437,703	6,434,945
Contract liability	907,994	821,342
Regulatory and other long-term liabilities	97,156	99,333
Total liabilities	8,098,572	8,228,196

Mezzanine equity:
Equitrans Midstream Preferred Shares, 30,018 shares issued and outstanding as of March 31, 2022 and December 31, 2021	681,842	681,842

Shareholders' equity:
Common stock, no par value, 432,677 and 432,522 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	3,960,588	3,957,756
Retained deficit	(2,407,250)	(2,428,171)
Accumulated other comprehensive loss	(2,020)	(2,054)
Total common shareholders' equity	1,551,318	1,527,531
Noncontrolling interests	486,970	483,195
Total shareholders' equity	2,038,288	2,010,726
Total liabilities, mezzanine equity and shareholders' equity	$10,818,702	$10,920,764

The accompanying notes are an integral part of these consolidated financial statements.

EQUITRANS MIDSTREAM CORPORATION
Statements of Consolidated Shareholders' Equity and Mezzanine Equity (Unaudited)

							Mezzanine
							Equity
				Accumulated			Equitrans
	Common Stock			Other			Midstream
	Shares	No	Retained	Comprehensive	Noncontrolling	Total	Preferred
	Outstanding	Par Value	Deficit	Loss	Interests	Equity	Shares
	(Thousands, except per share amounts)
Balance at January 1, 2021	432,470	$3,941,295	$(728,959)	$(2,229)	$471,165	$3,681,272	$681,842
Other comprehensive income (net of tax):
Net income	—	—	58,055	—	3,914	61,969	14,628
Pension and other post-retirement benefits liability adjustment, net of tax expense of $12	—	—	—	34	—	34	—
Dividends on common shares ($0.15 per share)	—	—	(64,984)	—	—	(64,984)	—
Share-based compensation plans, net	28	4,662	—	—	—	4,662	—
Distributions paid to noncontrolling interests	—	—	—	—	(2,500)	(2,500)	—
Dividends paid to holders of Equitrans Midstream Preferred Shares ($0.4873 per share)	—	—	—	—	—	—	(14,628)
Balance at March 31, 2021	432,498	$3,945,957	$(735,888)	$(2,195)	$472,579	$3,680,453	$681,842

							Mezzanine
							Equity
				Accumulated			Equitrans
	Common Stock			Other			Midstream
	Shares	No	Retained	Comprehensive	Noncontrolling	Total	Preferred
	Outstanding	Par Value	Deficit	Loss	Interests	Equity	Shares
	(Thousands, except per share amounts)
Balance at January 1, 2022	432,522	$3,957,756	$(2,428,171)	$(2,054)	$483,195	$2,010,726	$681,842
Other comprehensive income (net of tax):
Net income	—	—	86,505	—	3,775	90,280	14,628
Pension and other post-retirement benefits liability adjustment, net of tax expense of $12	—	—	—	34	—	34	—
Dividends on common shares ($0.15 per share)	—	—	(65,584)	—	—	(65,584)	—
Share-based compensation plans, net	155	2,832	—	—	—	2,832	—
Dividends paid to holders of Equitrans Midstream Preferred Shares ($0.4873 per share)	—	—	—	—	—	—	(14,628)
Balance at March 31, 2022	432,677	$3,960,588	$(2,407,250)	$(2,020)	$486,970	$2,038,288	$681,842
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited consolidated financial statements include all adjustments (consisting of only normal, recurring adjustments, unless otherwise disclosed in this Quarterly Report on Form 10-Q) necessary for a fair presentation of the financial position of the Company as of March 31, 2022, the results of its operations, cash flows and equity for the three months ended March 31, 2022 and 2021. The consolidated balance sheet at December 31, 2021 has been derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2021, which includes all disclosures required by GAAP.
Due to, among other things, the seasonal nature of the Company's utility customer contracts, as well as producers’ well completion activities and varying needs for fresh and produced water (which are primarily driven by horizontal lateral lengths and the number of completion stages per well), the interim statements for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

For further information, refer to the Company's annual consolidated financial statements and related notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, as well as Part I, "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.
Recently Issued Accounting Standards.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance is applicable for the Amended EQM Credit Facility and the 2021 Eureka Credit Facility (as defined in Note 6), as well as for each dividend following March 31, 2024 for the Equitrans Midstream Preferred Shares, which each use the London Inter-Bank Offered Rate (LIBOR) as a reference rate. The ASU was effective immediately but is only available through December 31, 2022. The Company is currently evaluating the potential impact of this standard on its financial statements and related disclosures.
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. In addition, the amendments in the ASU 2020-06 also simplify the guidance in ASC Subtopic 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, by removing certain criteria that must be satisfied in order to classify a contract as equity. Finally, the amendments revise the guidance on calculating earnings per share, requiring use of the if-converted method for all convertible instruments and rescinding an entity’s ability to rebut the presumption of share settlement for instruments that may be settled in cash or other assets. The amendments were effective for fiscal years beginning after December 15, 2021. The Company adopted this standard on January 1, 2022 with no significant effect on the Company's financial statements or related disclosures.

2.    Financial Information by Business Segment
The Company reports its operations in three segments that reflect its three lines of business of Gathering, Transmission and Water, which reflects the manner in which management evaluates the business for making operating decisions and assessing performance.

	Three Months Ended March 31,
	2022	2021
	(Thousands)
Revenues from customers:
Gathering	$219,790	$250,076
Transmission	110,795	111,419
Water	11,561	18,501
Total operating revenues	$342,146	$379,996
Operating income (loss):
Gathering	$115,621	$139,854
Transmission	84,562	81,488
Water	(1,856)	4,477
Headquarters (a)	(389)	(239)
Total operating income	$197,938	$225,580

Reconciliation of operating income to net income:
Equity income (b)	$4	$3
Other income, net (c)	6,348	7,599
Loss on extinguishment of debt	—	(41,025)
Net interest expense	(93,121)	(95,144)
Income tax expense	6,261	20,416
Net income	$104,908	$76,597
(a)Includes certain unallocated corporate expenses.
(b)Equity income is included in the Transmission segment.
(c)Includes unrealized gains on derivative instruments recorded in the Gathering segment.

	March 31, 2022	December 31, 2021
	(Thousands)
Segment assets:
Gathering	$7,610,869	$7,638,877
Transmission (a)	2,798,661	2,769,097
Water	148,875	151,151
Total operating segments	10,558,405	10,559,125
Headquarters, including cash	260,297	361,639
Total assets	$10,818,702	$10,920,764
(a)The equity investment in the MVP Joint Venture is included in the Transmission segment.

	Three Months Ended March 31,
	2022	2021
	(Thousands)
Depreciation:
Gathering	$48,255	$46,547
Transmission	13,894	13,800
Water	4,517	8,175
Headquarters	377	96
Total	$67,043	$68,618
Capital expenditures:
Gathering (a)	$53,147	$48,113
Transmission (b)	4,226	3,505
Water	9,565	4,807
Headquarters	12	1,157
Total (c)	$66,950	$57,582
(a)Includes capital expenditures related to the noncontrolling interest in Eureka Midstream Holdings, LLC (Eureka Midstream) of approximately $3.0 million and $1.7 million for the three months ended March 31, 2022 and 2021, respectively.
(b)Transmission capital expenditures do not include aggregate capital contributions made to the MVP Joint Venture for the MVP and MVP Southgate projects of approximately $72.5 million and $10.7 million for the three months ended March 31, 2022 and 2021, respectively.
(c)The Company accrues capital expenditures when the work has been completed but the associated bills have not yet been paid. Accrued capital expenditures are excluded from the statements of consolidated cash flows until they are paid. The net impact of non-cash capital expenditures, including the effect of accrued capital expenditures, transfers to/from inventory as assets are completed/assigned to a project and capitalized share-based compensation costs, was $4.3 million and $3.7 million for the three months ended March 31, 2022 and 2021, respectively.
3.    Revenue from Contracts with Customers
For the three months ended March 31, 2022 and 2021, all revenues recognized on the Company's statements of consolidated comprehensive income are from contracts with customers. As of March 31, 2022 and December 31, 2021, all receivables recorded on the Company's consolidated balance sheets represented performance obligations that have been satisfied and for which an unconditional right to consideration exists.

Summary of disaggregated revenues. The tables below provide disaggregated revenue information by business segment.

	Three Months Ended March 31, 2022
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues (a)	$132,597	$102,870	$5,752	$241,219
Volumetric-based fee revenues	87,193	7,925	5,809	100,927
Total operating revenues	$219,790	$110,795	$11,561	$342,146

	Three Months Ended March 31, 2021
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues (a)	$148,192	$101,389	$1,844	$251,425
Volumetric-based fee revenues (b)	101,884	10,030	16,657	128,571
Total operating revenues	$250,076	$111,419	$18,501	$379,996

(a) For the three months ended March 31, 2022, firm reservation fee revenues associated with Gathering included approximately $2.7 million of MVC unbilled revenues. For the three months ended March 31, 2021, firm reservation fee revenues associated with Gathering and Water included approximately $3.2 million and $0.5 million of MVC unbilled revenue, respectively.
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

The following table presents changes in the Company's unbilled revenue balance during the three months ended March 31, 2022 and 2021:

	Unbilled Revenue
	2022	2021
	(Thousands)
Balance as of beginning of period	$16,772	$18,618
Revenue recognized in excess of amounts invoiced (a)	4,692	10,188
Minimum volume commitments invoiced (b)	(14,884)	(16,931)
Amortization (c)	(110)	—
Balance as of end of period	$6,470	$11,875
(a)Primarily includes revenues associated with MVCs that are generally included in firm reservation fee revenues within the Gathering and Water segments. During the three months ended March 31, 2021, also includes other contractual commitments of approximately $6.2 million.
(b)Unbilled revenues are transferred to accounts receivable once the Company has an unconditional right to consideration from the customer.
(c)Amortization of capitalized contract costs paid to customers over the expected life of the agreement.
Contract liabilities. The Company's contract liabilities consisted of deferred revenue primarily associated with the EQT Global GGA. Contract liabilities are classified as current or non-current according to when such amounts are expected to be recognized. As of March 31, 2022, total contract liabilities were $909.1 million, of which $1.1 million was classified as current and recorded in accrued liabilities and $908.0 million was classified as non-current and recorded in contract liability on the Company's consolidated balance sheet. As of December 31, 2021, total contract liabilities were $822.4 million, of which $1.1 million was classified as current and recorded in accrued liabilities and $821.3 million was classified as non-current and recorded in contract liability on the Company's consolidated balance sheet.
The following table presents changes in the Company's contract liability balances during the three months ended March 31, 2022 and 2021:

	Contract Liability
	2022	2021
	(Thousands)
Balance as of beginning of period	$822,416	$398,750
Amounts recorded during the period (a)	86,920	72,019
Amounts transferred during the period (b)	(268)	$—
Balance as of end of period	$909,068	$470,769
(a)Includes deferred billed revenue during the three months ended March 31, 2022 and 2021 primarily associated with the EQT Global GGA.
(b)Deferred revenues are recognized as revenue upon satisfaction of the Company's performance obligation to the customer.

Summary of remaining performance obligations. The following table summarizes the estimated transaction price allocated to the Company's remaining performance obligations under all contracts with firm reservation fees, MVCs and/or ARCs as of March 31, 2022 that the Company will invoice or transfer from contract liabilities and recognize in future periods.

	2022(a)	2023	2024	2025	2026	Thereafter	Total
	(Thousands)
Gathering firm reservation fees	$65,980	$105,804	$157,621	$150,060	$141,227	$1,277,907	$1,898,599
Gathering revenues supported by MVCs	334,378	457,843	429,233	448,262	459,424	3,477,205	5,606,345
Transmission firm reservation fees	260,613	359,260	376,572	363,629	358,800	3,228,443	4,947,317
Water revenues supported by ARCs	28,125	37,500	37,500	37,500	37,500	193,750	371,875
Total (b)	$689,096	$960,407	$1,000,926	$999,451	$996,951	$8,177,305	$12,824,136
(a)    April 1, 2022 through December 31, 2022.
(b)    Includes assumptions regarding timing for placing certain projects in-service. Such assumptions may not be realized and delays in the in-service dates for projects have substantially altered, and additional delays may further substantially alter, the remaining performance obligations for certain contracts with firm reservation fees, MVCs and/or ARCs. The MVP Joint Venture is accounted for as an equity investment and those amounts are not included in the table above.
Based on total projected contractual revenues, including projected contractual revenues from future capacity expected from expansion projects that are not yet fully constructed for which the Company has executed firm contracts, the Company's firm gathering contracts and firm transmission and storage contracts had weighted average remaining terms of approximately 14 years and 13 years, respectively, as of March 31, 2022.
4.    Related Party Transactions
As of March 31, 2022, EQT was a related party of the Company due to its ownership of 22,796,026 shares of Equitrans Midstream common stock, which represented an approximately 5.3% ownership interest in the Company, excluding the impact of the Equitrans Midstream Preferred Shares. In the ordinary course of business, the Company engaged, and continues to engage, as applicable, in transactions with EQT and its affiliates, including, but not limited to, entering into new or amending existing gathering agreements, transportation service and precedent agreements, storage agreements and water services agreements. As of May 3, 2022, EQT is no longer a related party of the Company.
The following table summarizes the Company's related party transactions.

	Three Months Ended March 31,
	2022	2021
	(Thousands)
Operating revenues	$198,386	$224,957
Equity income	4	3
Interest income from the Preferred Interest	1,395	1,469
Capital contributions to the MVP Joint Venture	(72,537)	(10,723)
Principal payments received on the Preferred Interest	1,351	1,277
The following table summarizes the Company's related party receivables and payables.

	March 31, 2022	December 31, 2021
	(Thousands)
Accounts receivable	$168,114	$190,410
Contract asset	—	2,246
Investment in unconsolidated entity	1,278,992	1,239,039
Preferred Interest	98,487	99,838
Capital contributions payable to the MVP Joint Venture	39,159	72,188
Contract liability	905,578	818,658

5.    Investment in Unconsolidated Entity
The MVP Joint Venture is constructing the Mountain Valley Pipeline (MVP), an estimated 300-mile natural gas interstate pipeline that is designed to span from northern West Virginia to southern Virginia. The Company will operate the MVP and owned a 47.0% interest in the MVP project as of March 31, 2022. On November 4, 2019, Consolidated Edison, Inc. (Con Edison) exercised an option to cap its investment in the construction of the MVP project at approximately $530 million (excluding AFUDC). The Company and NextEra Energy, Inc. are obligated to, and RGC Resources, Inc., another member of the MVP Joint Venture owning an interest in the MVP project, has opted to, fund the shortfall in Con Edison's capital contributions, on a pro rata basis. Such funding by the Company and funding by other members has and will correspondingly increase the Company's and such other funding members' respective interests in the MVP project and decrease Con Edison's interest in the MVP project. As a result, based on the Company's targeted cost for the project of approximately $6.6 billion (excluding AFUDC), the Company's equity ownership in the MVP project will progressively increase from approximately 47.0% to approximately 48.1%. The MVP Joint Venture is a variable interest entity because it has insufficient equity to finance its activities during the construction stage of the project. The Company is not the primary beneficiary of the MVP Joint Venture because the Company does not have the power to direct the activities that most significantly affect the MVP Joint Venture's economic performance. Certain business decisions, such as decisions to make distributions of cash, require a greater than 66 2/3% ownership interest approval, and no one member owns more than a 66 2/3% interest.
In April 2018, the MVP Joint Venture announced the MVP Southgate project, which is a proposed 75-mile interstate pipeline that is contemplated to extend from the MVP at Pittsylvania County, Virginia to new delivery points in Rockingham and Alamance Counties, North Carolina. The Company is expected to operate the MVP Southgate pipeline and owned a 47.2% interest in the MVP Southgate project as of March 31, 2022. The MVP Joint Venture continues to evaluate the MVP Southgate project, including engaging in discussions with the project shipper, Dominion Energy North Carolina, regarding options with respect to the project, including potentially refining the project’s design and timing in lieu of pursuing the project as originally contemplated. Dominion Energy North Carolina’s obligations under the precedent agreement in support of the original project are subject to certain conditions, including that the MVP Joint Venture complete construction of the project facilities by June 1, 2022, which deadline is subject to extension by virtue of previously declared events of force majeure. The Company is unable to predict the results of the discussions between the MVP Joint Venture and Dominion Energy North Carolina, including any potential modifications to the project, or ultimate undertaking or completion of the project.
In the fourth quarter of 2021, the Company incurred an other-than-temporary decline in value in its equity investment in the MVP Joint Venture, primarily due to unfavorable decisions by the U.S. Fourth Circuit Court of Appeals that vacated and remanded key authorizations, that resulted in a pre-tax impairment charge of $1.9 billion. As a result of the impairment, the carrying value of the Company's equity investment in the MVP Joint Venture was reduced to $1.2 billion as of December 31, 2021. There is risk that the Company's equity investment in the MVP Joint Venture may be further impaired in the future due to ongoing (and potentially future) legal and regulatory matters, as well as potential macroeconomic factors, including market fluctuations, changes in interest rates, cost increases and other unanticipated events.
In March 2022, the MVP Joint Venture issued a capital call notice for the funding of the MVP project to MVP Holdco, LLC (MVP Holdco), a wholly owned subsidiary of the Company, for $39.1 million, of which $18.2 million was paid in May 2022, and $20.9 million is expected to be paid in June 2022. The capital contributions payable and the corresponding increase to the investment balance are reflected on the consolidated balance sheet as of March 31, 2022.
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
Based on EQM’s credit rating levels, EQM has delivered replacement credit support to the MVP Joint Venture in the form of letters of credit, which, in the case of the MVP project is in the amount of approximately $219.7 million and, in the case of the MVP Southgate, is in the amount of approximately $14.2 million, in each case, as of March 31, 2022. The amount of each of the letters of credit is subject to adjustment based upon the applicable project's construction budget. Upon the FERC’s initial release to begin construction of the MVP Southgate project, the Company's then-current letter of credit to support MVP Southgate will be terminated, and the Company will be obligated to deliver a new letter of credit (or provide another allowable form of performance assurance) in an amount equal to 33% of MVP Holdco’s proportionate share of the remaining capital obligations for the MVP Southgate project under the applicable construction budget.
The following tables summarize the unaudited condensed consolidated financial statements of the MVP Joint Venture in relation to the MVP project.
Condensed Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
	(Thousands)
Current assets	$82,570	$148,820
Non-current assets	6,515,268	6,432,288
Total assets	$6,597,838	$6,581,108

Current liabilities	$146,148	$160,331
Equity	6,451,690	6,420,777
Total liabilities and equity	$6,597,838	$6,581,108
Condensed Statements of Consolidated Operations

	Three Months Ended March 31,
	2022	2021
	(Thousands)
Operating expenses	$(1)	$—
Other income	10	6
Net income	$9	$6
6.    Debt
Amended EQM Revolving Credit Facility. As of March 31, 2022, the Company had aggregate commitments available of $2.25 billion under the Amended EQM Credit Facility, which is set to mature in October 2023. As of March 31, 2022, EQM had approximately $180 million of borrowings and $234.9 million of letters of credit outstanding under the Amended EQM Credit Facility. As of December 31, 2021, EQM had approximately $225 million of borrowings and $234.9 million of letters of credit outstanding under the Amended EQM Credit Facility. During the three months ended March 31, 2022, the maximum outstanding borrowings at any time was approximately $280 million and the average daily balance was approximately $260 million. EQM incurred interest at a weighted average annual interest rate of approximately 2.8% for the three months ended March 31, 2022. During the three months ended March 31, 2021, the maximum outstanding borrowings at any time was approximately $525 million and the average daily balance was approximately $489 million. EQM incurred interest at a weighted average annual interest rate of approximately 2.5% for the three months ended March 31, 2021. For the three months ended March 31, 2022, commitment fees of $1.8 million were paid to maintain credit availability under the Amended EQM Credit Facility. For the three months ended March 31, 2021, commitment fees of $2.3 million were paid to maintain credit availability under the First Amended EQM Credit Facility. As of March 31, 2022, no term loans were outstanding under the Amended EQM Credit Facility.
See Note 10 for discussion of the Third Amendment (as defined in Note 10) to the Amended EQM Credit Facility.
Amended 2019 EQM Term Loan Agreement. On January 8, 2021, EQM (i) applied a portion of the proceeds from the issuance of the 2021 Senior Notes (as defined below) to prepay all principal, interest, fees and other obligations outstanding under the Amended 2019 EQM Term Loan Agreement and (ii) terminated the Amended 2019 EQM Term Loan Agreement and the loan documents associated therewith. EQM repaid outstanding term loans (the EQM Term Loans) with a principal amount of $1.4 billion in connection with the termination of the Amended 2019 EQM Term Loan Agreement. Prior to its termination in January 2021, the Amended 2019 EQM Term Loan Agreement would have matured in August 2022. During the period from January 1, 2021 through January 7, 2021, the weighted average annual interest rate was approximately 2.4%.
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
As of March 31, 2022, and December 31, 2021, Eureka had approximately $268 million and $280 million, respectively, of borrowings outstanding under the 2021 Eureka Credit Facility. For the three months ended March 31, 2022, the maximum amount of outstanding borrowings under the 2021 Eureka Credit Facility at any time was approximately $280 million and the average daily balance was approximately $277 million and Eureka incurred interest at a weighted average annual interest rate of approximately 2.9%. For the three months ended March 31, 2022, commitment fees of $0.1 million were paid to maintain credit availability under the 2021 Eureka Credit Facility. For the three months ended March 31, 2021, the maximum amount of outstanding borrowings under the Former Eureka Credit Facility at any time was approximately $310 million, the average daily balance was approximately $305 million and Eureka incurred interest at a weighted average annual interest rate of approximately 2.4%. For the three months ended March 31, 2021, commitment fees of $0.1 million were paid to maintain credit availability under the Former Eureka Credit Facility.
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
As of March 31, 2022, EQM and Eureka were in compliance with all debt provisions and covenants.
7.    Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis. The Company records derivative instruments at fair value on a gross basis in its consolidated balance sheets. The EQT Global GGA provides for potential cash bonus payments payable by EQT to the Company during the period beginning on the first day of the calendar quarter in which the MVP full in-service date occurs through the calendar quarter ending December 31, 2024 (the Henry Hub cash bonus payment provision). The potential cash bonus payments are conditioned upon the quarterly average of certain Henry Hub natural gas prices exceeding certain price thresholds. The Henry Hub cash bonus payment provision is accounted for as a derivative instrument and recorded at its estimated fair value using a Monte Carlo simulation model. Significant inputs used in the fair value measurement include NYMEX Henry Hub natural gas futures prices as of the date of valuation, the targeted in-service date for the MVP, risk-free interest rates based on U.S. Treasury rates, expected volatility of NYMEX Henry Hub natural gas futures prices and an estimated credit spread of EQT. The expected volatility of NYMEX Henry Hub natural gas futures prices used in the valuation methodology represents a significant unobservable input causing the Henry Hub cash bonus payment provision to be designated as a Level 3 fair value measurement. An expected average volatility of approximately 50% was utilized in the valuation model, which is based on market-quoted volatilities of relevant NYMEX Henry Hub natural gas forward prices. As of March 31, 2022 and December 31, 2021, the fair values of the Henry Hub cash bonus payment provision were $58.1 million and $51.6 million, respectively, which were recorded in other assets on the Company's consolidated balance sheets. During the three months ended March 31, 2022 and 2021, the Company recognized gains of $6.4 million and $7.1 million, respectively, representing the change in estimated fair value of the derivative instrument during the respective period. The gains are reflected in other income, net in the Company's statements of consolidated comprehensive income.
Other Financial Instruments. The carrying values of cash and cash equivalents, accounts receivable, amounts due to/from related parties and accounts payable approximate fair value due to the short maturity of the instruments; as such, their fair values are Level 1 fair value measurements. The carrying values of borrowings under the Amended EQM Credit Facility, the Former Eureka Credit Facility (prior to its termination), the 2021 Eureka Credit Facility and the Amended 2019 EQM Term Loan Agreement (prior to its termination) approximate fair value as the interest rates are based on prevailing market rates; these are considered Level 1 fair value measurements. As EQM's borrowings under its senior notes are not actively traded, their fair values are estimated using an income approach model that applies a discount rate based on prevailing market rates for debt with similar remaining time-to-maturity and credit risk; as such, their fair values are Level 2 fair value measurements. As of March 31, 2022, and December 31, 2021, the estimated fair values of EQM's senior notes were approximately $6,425.6 million and $7,060.5 million, respectively. The fair value of the Preferred Interest is a Level 3 fair value measurement and is estimated using an income approach model that applies a market-based discount rate. As of March 31, 2022, and December 31, 2021, the estimated fair values of the Preferred Interest were approximately $107.6 million and $117.0 million, respectively, and the carrying values of the Preferred Interest were approximately $98.5 million and $100.0 million, respectively.
8.    Earnings Per Share
The Company excluded 30,137 and 30,076 (in thousands) of weighted average anti-dilutive securities related to the Equitrans Midstream Preferred Shares and stock-based compensation awards from the computation of diluted weighted average common shares outstanding for the three months ended March 31, 2022 and 2021, respectively.
The Company grants Equitrans Midstream phantom units to certain non-employee directors that will be paid in Equitrans Midstream common stock upon the director's termination of service on the Board. As there are no remaining service, performance or market conditions related to these awards, 642 and 486 (in thousands) Equitrans Midstream phantom units were included in the computation of basic and diluted weighted average common shares outstanding for the three months ended March 31, 2022 and 2021, respectively.
9.     Income Taxes
The Company's effective tax rate was 5.6% for the three months ended March 31, 2022, compared to 21.0% for the three months ended March 31, 2021. For the three months ended March 31, 2022 and 2021, the Company calculated the provision for income taxes for interim periods by applying an estimate of the annual effective tax rate for the full fiscal year to "ordinary" income or loss (pre-tax income or loss excluding unusual or infrequently occurring items) for the periods. The effective tax rate was lower for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to a reduction in the valuation allowances that limit tax benefits for the Company’s federal and state deferred tax assets, which valuation allowances were recorded by the Company at December 31, 2021. The effective tax rate for the three months ended March 31, 2022 was lower than the statutory rate primarily due to the reduction in the valuation allowances that limit tax benefits for the Company’s federal and state deferred tax assets. The effective tax rate for the three months ended March 31, 2021 was lower than the statutory rate primarily due to the impact of AFUDC - equity on the MVP project.
For the three months ended March 31, 2022, the Company believes that it is more likely than not that the benefit from a portion of its federal and state net operating loss (NOL) carryforwards and deferred tax assets related to interest disallowance under Internal Revenue Code Section 163(j), net of offsetting deferred tax liabilities, will not be realized. For the three months ended March 31, 2022, the Company recorded a $23.1 million income tax benefit related to changes in valuation allowances because of decreases in federal and state deferred tax assets. As of March 31, 2022, the valuation allowances related to federal and state deferred tax assets that are not more likely than not to be realized were $74.5 million compared to the year ended December 31, 2021, of $97.6 million.
Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not (greater than 50%) that a tax benefit will not be realized. In evaluating the need for a valuation allowance, management considers available evidence, both positive and negative, including potential sources of taxable income, income available in carry-back periods, future reversals of taxable temporary differences, projections of taxable income and income from tax planning strategies. Positive evidence includes reversing temporary differences and projection of future profitability within the carry-forward period, including from tax planning strategies. Negative evidence includes historical pre-tax book losses and Pennsylvania NOL expirations. A review of positive and negative evidence regarding these tax benefits resulted in the conclusion that valuation allowances on the Company’s federal and state NOL carryforwards and deferred tax assets related to interest disallowance under Internal Revenue Code Section 163(j), net of offsetting deferred tax liabilities, were warranted as it was more likely than not that these assets will not be realized. Any determination to change the valuation allowance would impact the Company's income tax expense in the period in which such a determination is made.

10.     Subsequent Events
On April 22, 2022 (the Amendment Date), EQM entered into an amendment (the Third Amendment) to the Amended EQM Credit Facility. The Third Amendment, among other things:
•Replaced LIBOR with SOFR as the benchmark rate for borrowings, including a credit spread adjustment of 0.10% for all applicable interest periods as well as for daily swing line borrowings.
•Extended the stated maturity date, with such extension only applicable for the lenders approving the Third Amendment, from October 31, 2023 (the Earlier Maturity Date) to April 30, 2025 (the Later Maturity Date).
•Reduced the aggregate commitments available under the Amended EQM Credit Facility, as amended by the Third Amendment, on a non-pro rata basis to approximately $2.16 billion, with approximately $1.55 billion in aggregate commitments available under the Amended EQM Credit Facility, as amended by the Third Amendment, on and after the Earlier Maturity Date and prior to the Later Maturity Date.
•Amended the definition of “Applicable Rate” to change the applicable percentages per annum set forth in the “Pricing Grid” for certain pricing levels, which continue to be determined on the basis of EQM’s then current credit ratings. As of the Amendment Date, (i) Base Rate Loans (as defined in the Amended EQM Credit Facility, as amended by the Third Amendment) bear interest at a base rate plus a margin of 1.750% per annum, (ii) SOFR Loans (as defined in the Amended EQM Credit Facility, as amended by the Third Amendment) bear interest at Adjusted Term SOFR (as defined in the Amended EQM Credit Facility, as amended by the Third Amendment) plus a margin of 2.750% per annum, (iii) Daily Simple Swing Line Loans (as defined in the Amended EQM Credit Facility, as amended by the Third Amendment) bear interest at Adjusted Daily Simple SOFR (as defined in the Amended EQM Credit Facility, as amended by the Third Amendment) plus a margin of 2.750% per annum, (iv) the letter of credit fee payable on the daily maximum amount available under each letter of credit is 2.750% per annum and (v) the commitment fee payable for unused commitments is 0.500% per annum.
•Amended the financial covenant, such that the Consolidated Leverage Ratio (as defined in the Amended EQM Credit Facility, as amended by the Third Amendment) as at the end of each fiscal quarter of EQM ending on or after the Amendment Date cannot exceed 5.50 to 1.00; provided that, effective as of the MVP Mobilization Effective Date (as defined in the Amended EQM Credit Facility, as amended by the Third Amendment), the maximum Consolidated Leverage Ratio permitted with respect to the end of the fiscal quarter in which the MVP Mobilization Effective Date occurs and the end of each of the three consecutive fiscal quarters of EQM thereafter shall be 5.85 to 1.00.
•Reduced each of the general lien and general subsidiary debt baskets based on Consolidated Net Tangible Assets (as defined in the Amended EQM Credit Facility, as amended by the Third Amendment) from 5.0% to 2.5% of Consolidated Net Tangible Assets.
•Added a borrowing condition requiring that, solely to the extent a credit extension is used to repay, redeem or refinance EQM’s senior notes, total outstanding amounts under the Amended EQM Credit Facility, as amended by the Third Amendment, must not exceed 85% of the aggregate commitments after giving effect to the use of proceeds.

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
•the cost to construct or restore right-of-way for, capacity, shippers for, timing and durability of regulatory approvals and concluding litigation, final design (including expansions, extensions or refinements and capital related thereto), ability to contract additional capacity on, mitigate emissions from and complete, and targeted in-service dates of current or in-service projects or assets, in each case as applicable;
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

•the effect and outcome of future contractual disputes, litigation and other proceedings, including regulatory proceedings;
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
•the Company's potential seeking recoupment of, and ability to recoup, replacement and related costs;
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
•the impact on the Company and its subsidiaries of the coronavirus disease 2019 (COVID-19) pandemic;
•the Company's ability to achieve, and create value from, its environmental, social and governance (ESG) and sustainability targets (including targets set forth in its climate policy) and the Company's ability to respond, and impacts of responding, to increasing stakeholder scrutiny in these areas;
•the effectiveness of the Company's information technology systems and practices to defend against evolving cyberattacks on United States critical infrastructure;
•the effects of government regulation including any quantification of potential impacts of regulatory matters related to climate change on the Company; and
•tax status and position.
The forward-looking statements included in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company has based these forward-looking statements on management's current expectations and assumptions about future events. While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, judicial and other risks and uncertainties, many of which are difficult to predict and are beyond the Company's control. The risks and uncertainties that may affect the operations, performance and results of the Company's business and forward-looking statements include, but are not limited to, those set forth under "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, as updated by this Quarterly Report on Form 10-Q.

Any forward-looking statement speaks only as of the date on which such statement is made and the Company does not intend to correct or update any forward-looking statement, unless required by securities law, whether as a result of new information, future events or otherwise.

Executive Overview

Net income attributable to Equitrans Midstream common shareholders was $86.5 million ($0.20 per diluted share) for the three months ended March 31, 2022 compared to $58.1 million ($0.13 per diluted share) for the three months ended March 31, 2021. The increase resulted primarily from the loss on debt extinguishment in the first quarter of 2021, lower income tax expense and lower operating expenses in the first quarter of 2022, partially offset by lower operating revenues in the first quarter of 2022.

COVID-19 Update
Effective April 4, 2022, given, among other things, modifications in guidelines from the U.S. Centers for Disease Control and Prevention, the Company terminated its mandatory work-from-home protocol, commenced its return-to-office plan for its office-based employees and made adjustments to certain of its other companywide working protocols which had been responsive to the COVID-19 outbreak. However, the Company acknowledges that the COVID-19 pandemic is still ongoing. Although the outbreak has had, and continues to have, minimal direct impact on the Company’s overall operations, the Company cannot predict that the pandemic, or further developments regarding variants of COVID-19 or related governmental action, will not have any impact in the future on the Company's business, results of operations or financial position. For further information regarding the potential impact of COVID-19 on the Company, see "The ongoing outbreak of COVID-19 and its variant strains (or any future pandemic) could harm our business, results of operations and financial condition." under "Item 1A. Risk Factors" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Business Segment Results
Operating segments are revenue-producing components of an enterprise for which separate financial information is produced internally and is subject to evaluation by the chief operating decision maker in deciding how to allocate resources. Headquarters costs consist primarily of certain unallocated corporate expenses and transaction costs, as applicable. Net interest expense, components of other income and income tax expense (benefit) are managed on a consolidated basis. The Company has presented each segment's operating income (loss), unrealized gain on derivative instruments, equity income, impairment of equity method investment and various operational measures, as applicable, in the following sections. Management believes that the presentation of this information is useful to management and investors regarding the financial condition, results of operations and trends and uncertainties of its segments. The Company has reconciled each segment's operating income (loss) to the Company's consolidated operating income and net income (loss) in Note 2 to the consolidated financial statements.

Gathering Results of Operations

	Three Months Ended March 31,
	2022	2021	% Change
	(Thousands, except per day amounts)
FINANCIAL DATA
Firm reservation fee revenues (a)	$132,597	$148,192	(10.5)
Volumetric-based fee revenues (b)	87,193	101,884	(14.4)
Total operating revenues	219,790	250,076	(12.1)
Operating expenses:
Operating and maintenance	22,175	22,666	(2.2)
Selling, general and administrative	17,534	24,804	(29.3)
Depreciation	48,255	46,547	3.7
Amortization of intangible assets	16,205	16,205	—
Total operating expenses	104,169	110,222	(5.5)
Operating income	$115,621	$139,854	(17.3)

Other income, net (c)	$6,442	$7,135	(9.7)

OPERATIONAL DATA
Gathered volumes (BBtu per day)
Firm capacity (d)	5,256	5,244	0.2
Volumetric-based services	2,737	3,345	(18.2)
Total gathered volumes	7,993	8,589	(6.9)

Capital expenditures (e)	$53,147	$48,113	10.5
(a)For the three months ended March 31, 2022 and 2021, firm reservation fee revenues included approximately $2.7 million and $3.2 million, respectively, of MVC unbilled revenues.
(b)For the three months ended March 31, 2021, volumetric-based fee revenues included approximately $6.2 million of unbilled revenues.
(c)Other income, net includes the unrealized gains on derivative instruments associated with the Henry Hub cash bonus payment provision. See Note 7 to the consolidated financial statements for further information.
(d)Includes volumes up to the contractual MVC under agreements structured with MVCs. Volumes in excess of the contractual MVC are reported under Volumetric-based services.
(e)Includes approximately $3.0 million and $1.7 million of capital expenditures related to the noncontrolling interest in Eureka Midstream for the three months ended March 31, 2022 and 2021, respectively.
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Gathering operating revenues decreased by $30.3 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Firm reservation fee revenues decreased by $15.6 million primarily due to higher deferred revenue primarily resulting from assumption changes in the fourth quarter of 2021 associated with certain potential contract extensions impacting the estimated total consideration under the EQT Global GGA. Volumetric-based fee revenues decreased by $14.7 million primarily due to lower gathered volumes resulting from normal well declines and reduced producer activity.
Gathering operating expenses decreased by $6.1 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Selling, general and administrative expenses decreased by $7.3 million primarily due to lower professional fees and personnel costs, partially offset by an increase in depreciation expense of $1.7 million as a result of additional assets placed in-service.
See also “Outlook” for discussions of the EQT Global GGA and the transactions related thereto, including the gathering fee relief to EQT thereunder. The Company expects that the revenues resulting from the MVCs under the EQT Global GGA will increase the proportion of the Company's total operating revenues that are firm reservation fee revenues, and correspondingly decrease the portion of the Company's total operating revenues that are volumetric-based fee revenues, in future periods. Firm reservation fee revenues under the Company’s Hammerhead gathering agreement with EQT also are expected to contribute to an increase in the Company’s firm reservation fee revenues following achievement of the Hammerhead pipeline full commercial in-service. See also "Outlook" for discussions of the expected timing of the Hammerhead pipeline in service.
Transmission Results of Operations

	Three Months Ended March 31,
	2022	2021	% Change
	(Thousands, except per day amounts)
FINANCIAL DATA
Firm reservation fee revenues	$102,870	$101,389	1.5
Volumetric-based fee revenues	7,925	10,030	(21.0)
Total operating revenues	110,795	111,419	(0.6)
Operating expenses:
Operating and maintenance	3,933	7,282	(46.0)
Selling, general and administrative	8,406	8,849	(5.0)
Depreciation	13,894	13,800	0.7
Total operating expenses	26,233	29,931	(12.4)
Operating income	$84,562	$81,488	3.8

Equity income	$4	$3	33.3

OPERATIONAL DATA
Transmission pipeline throughput (BBtu per day)
Firm capacity reservation	3,151	2,937	7.3
Volumetric-based services	41	9	355.6
Total transmission pipeline throughput	3,192	2,946	8.4

Average contracted firm transmission reservation commitments (BBtu per day)	4,487	4,424	1.4

Capital expenditures (a)	$4,226	$3,505	20.6
(a)Transmission capital expenditures do not include aggregate capital contributions made to the MVP Joint Venture for the MVP and MVP Southgate projects of approximately $72.5 million and $10.7 million for the three months ended March 31, 2022 and 2021, respectively.
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Transmission operating revenues decreased by $0.6 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily as a result of decreased volumetric-based fee revenues due to lower storage activities, partially offset by an increase in firm reservation fee revenues primarily due to higher contracted firm transmission capacity and rates.
Operating expenses decreased by $3.7 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily as a result of lower operating and maintenance expense due to operational efficiencies.
Equity income was relatively flat for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
The Company's equity income in future periods will be affected by the timing of the resumption of the remaining MVP project growth construction activities and associated AFUDC, and the timing of the completion of the MVP project, and such impact could continue to be substantial.

Water Results of Operations

	Three Months Ended March 31,
	2022	2021	% Change
	(Thousands, except MMgal amounts)
FINANCIAL DATA
Firm reservation fee revenues (a)	$5,752	$1,844	211.9
Volumetric-based fee revenues	5,809	16,657	(65.1)
Total operating revenues	11,561	18,501	(37.5)
Operating expenses:
Operating and maintenance	6,709	4,135	62.2
Selling, general and administrative	2,191	1,714	27.8
Depreciation	4,517	8,175	(44.7)
Total operating expenses	13,417	14,024	(4.3)
Operating (loss) income	$(1,856)	$4,477	(141.5)

OPERATIONAL DATA
Water services volumes (MMgal)
Firm capacity reservation (b)	110	36	205.6
Volumetric-based services	208	380	(45.3)
Total water volumes	318	416	(23.6)

Capital expenditures	$9,565	$4,807	99.0
(a)    For the three months ended March 31, 2021, firm reservation fee revenues included approximately $0.5 million of MVC unbilled revenues.
(b)    Includes volumes up to the contractual MVC under agreements structured with MVCs or ARCs, as applicable. Volumes in excess of the contractual MVC are reported under Volumetric-based services.
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Water operating revenues decreased by $6.9 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Firm reservation fee revenues increased by $3.9 million primarily as a result of increased revenues associated with ARCs. Volumetric-based fee revenues decreased $10.8 million primarily due to lower volumes and rates.
Water operating expenses decreased by $0.6 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Depreciation expense decreased due to the impairments of certain long-lived assets during the second quarter of 2021, which was partly offset by higher operating and maintenance expense primarily due to higher water transfer and water line expense.
The Company’s water services are directly associated with producers’ well completion activities and fresh and produced water needs (which are primarily driven by horizontal lateral lengths and the number of completion stages per well). Therefore, the Water operating results traditionally fluctuate from year-to-year in response to producers’ well completion activities. The
Company expects Water operating revenues to be higher for the year ending December 31, 2022 as compared to the year ended
December 31, 2021 primarily due to the 2021 Water Services Agreement that became effective on March 1, 2022.
The Company also expects that the contractual revenues resulting from the ARC under the 2021 Water Services Agreement will increase the proportion of the Company's total water operating revenues that are firm reservation fee revenues, and correspondingly decrease the portion of the Company's total water operating revenues that are volumetric-based fee revenues, in future periods. See "Outlook" for further discussion of the 2021 Water Services Agreement.
Other Income Statement Items
Other Income, Net
Other income, net decreased $1.3 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease was primarily due to a $0.7 million decrease in unrealized gain on derivative instruments associated with the Henry Hub cash bonus payment provision due to the impact of changes in the targeted in-service date for the MVP project, partially offset by an increase in NYMEX Henry Hub natural gas futures prices.
See also "Outlook" for a discussion of factors affecting the estimated fair value of the derivative asset attributable to the Henry Hub cash bonus payment provision that is recognized in other income, net on the Company's statements of consolidated comprehensive income.
Loss on Extinguishment of Debt
Loss on extinguishment of debt decreased $41.0 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. During the three months ended March 31, 2021, the Company incurred a loss on the extinguishment of debt of $41.0 million related to the payment of the Tender Offer premium and write off of unamortized discounts and financing costs related to the prepayment of the EQM Term Loans under, and termination of, the Amended 2019 EQM Term Loan Agreement and purchase of 2023 Notes in the Tender Offers. See Note 6 to the consolidated financial statements for additional discussion.

Net Interest Expense

Net interest expense decreased $2.0 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to lower interest expense of $1.9 million primarily associated with lower borrowings and commitment fees on the Amended EQM Credit Facility.

See also Note 6 and Note 10 to the consolidated financial statements for a discussion of certain of the Company's outstanding debt.
Income Taxes
See Note 9 to the consolidated financial statements for an explanation of the changes in income taxes for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
Management continues to evaluate the need for valuation allowances on the Company's deferred tax assets. Management expects the reduction of valuation allowances to continue during the year ended December 31, 2022 based on its estimated annual effective tax rate. The Company's estimated annual effective tax rate is susceptible to change, including the amount of valuation allowances realized, and such impact may be substantial.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests was relatively flat for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
Capital Expenditures
See "Investing Activities" and "Capital Requirements" under "Capital Resources and Liquidity" for discussion of capital expenditures and capital contributions.
Outlook
The Company's strategically-located assets overlay core acreage in the Appalachian Basin. The location of the Company's assets allows its producer customers to access major demand markets in the U.S. The Company is one of the largest natural gas gatherers in the U.S. and its largest customer, EQT, was one of the largest natural gas producers in the U.S. based on average daily sales volumes as of March 31, 2022 and EQT's public senior debt had investment grade credit ratings from Standard & Poor's Global Ratings and Fitch Ratings as of that date. The Company maintains a stable cash flow profile, with approximately 71% of its revenue for the three months ended March 31, 2022 generated by firm reservation fees. Further, the percentage of the Company's operating revenues that are generated by firm reservation fees is expected to increase in future years as a result of the 15-year term EQT Global GGA, which includes an MVC of 3.0 Bcf per day that became effective on April 1, 2020 and gradually steps up to 4.0 Bcf per day through December 2031 following the full in-service date of the MVP. This contract structure enhances the stability of the Company's cash flows and limits its exposure to customer volume variability.
The Company's principal strategy is to achieve greater scale and scope, enhance the durability of its financial strength and to continue to work to position itself for a lower carbon economy, which the Company expects will drive future growth and investment. The Company is implementing its strategy by leveraging its existing assets, executing on its growth projects (including through potential expansion and extension opportunities), periodically evaluating strategically-aligned inorganic growth opportunities (whether within its existing footprint or to extend the Company's reach into the southeast United States and to become closer to key demand markets, such as the Gulf of Mexico LNG export market), and focusing on ESG and sustainability-oriented initiatives. Additionally, the Company is also continuing to focus on strengthening its balance sheet through:
•highly predictable cash flows backed by firm reservation fees;
•actions to de-lever its balance sheet;
•disciplined capital spending;
•operating cost control; and
•an appropriate dividend policy.
As part of its approach to organic growth, the Company is focused on its projects and assets outlined below, many of which are supported by contracts with firm capacity, MVC or ARC commitments.
The Company expects that the MVP project (should it be placed in-service), together with the Hammerhead pipeline and Equitrans, L.P. Expansion Project (EEP), will primarily drive the Company's organic growth, as discussed in further detail below.
•Mountain Valley Pipeline. The MVP is being constructed by a joint venture among the Company and affiliates of each of NextEra Energy, Inc., Consolidated Edison, Inc. (Con Edison), AltaGas Ltd. and RGC Resources, Inc. As of March 31, 2022, the Company owned an approximate 47.0% interest in the MVP project and will operate the MVP. The MVP is an estimated 300-mile, 42-inch diameter natural gas interstate pipeline with a targeted capacity of 2.0 Bcf per day that is designed to span from the Company's existing transmission and storage system in Wetzel County, West Virginia to Pittsylvania County, Virginia, providing access to the growing southeast demand markets. The MVP Joint Venture has secured a total of 2.0 Bcf per day of firm capacity commitments at 20-year terms. Additional shippers have expressed interest in the MVP project and the MVP Joint Venture is evaluating an expansion opportunity that could add approximately 0.5 Bcf per day of capacity through the installation of incremental compression.
In October 2017, the FERC issued the Certificate of Public Convenience and Necessity (the Certificate) for the MVP. In the first quarter of 2018, the MVP Joint Venture received limited notice to proceed with certain construction activities from the FERC and commenced construction. Following a comprehensive review of all outstanding stream and wetland crossings across the approximately 300-mile MVP project route, on February 19, 2021, the MVP Joint Venture submitted (i) a joint application package to each of the Huntington, Pittsburgh and Norfolk Districts of the U.S. Army Corps of Engineers (Army Corps) that requested an Individual Permit from the Army Corps to effect approximately 300 water crossings utilizing open cut techniques (the Army Corps Individual Permit) and (ii) an application to amend the Certificate that sought FERC authority to utilize alternative trenchless construction methods to effect approximately 120 water crossings. On April 8, 2022, the FERC authorized the amended Certificate. Related to seeking the Army Corps Individual Permit, on March 4, 2021, the MVP Joint Venture submitted applications to each of the West Virginia Department of Environmental Protection (WVDEP) and the Virginia Department of Environmental Quality (VADEQ) seeking Section 401 water quality certification approvals or waivers (such approvals or waivers, the State 401 Approvals), which State 401 Approvals were each received in December 2021. As discussed in Part II, "Item 1. Legal Proceedings" of this Quarterly Report on Form 10-Q, on January 25, 2022, the MVP Joint Venture's authorizations related to the Jefferson National Forest (JNF) received from the Bureau of Land Management (BLM) and the U.S. Forest Service (USFS) were vacated and remanded on specific issues by the U.S. Court of Appeals for the Fourth Circuit (Fourth Circuit). As also discussed in Part II, "Item 1. Legal Proceedings" of this Quarterly Report on Form 10-Q, on February 2, 2022, the Fourth Circuit vacated and remanded on specific issues the Biological Opinion and Incidental Take Statement issued by the United States Department of the Interior's Fish and Wildlife Service (FWS) for the MVP project. After evaluating legal options and consulting with the relevant federal agencies, the MVP Joint Venture plans to pursue new authorizations relating to the JNF and a new Biological Opinion and Incidental Take Statement and as a result, the Company is targeting a full in-service date for the MVP project during the second half of 2023 at a targeted total project cost of approximately $6.6 billion (excluding AFUDC).
In addition to timely receiving, and subsequently maintaining, new authorizations in respect of the JNF, and a Biological Opinion and Incidental Take Statement, the MVP Joint Venture must, in order to complete the project, among other things, timely receive the Army Corps Individual Permit (as well as timely receive, if necessary, certain other state-level approvals), as well as any necessary extensions from FERC to complete the MVP project. The MVP Joint Venture also must (i) continue to have available the orders previously issued by the FERC, which are the subject of ongoing litigation, modifying its prior stop work orders and extending the MVP Joint Venture’s prescribed time to complete the MVP project; and (ii) timely receive authorization from the FERC to complete construction work in the portion of the project route currently remaining subject to the FERC’s previous stop work order and in the JNF. In each case, any such foregoing or other authorizations, including the FERC's April 2022 order authorizing the amended Certificate, must remain in effect notwithstanding any pending or future challenge thereto. For further information regarding litigation and regulatory related delays affecting the completion of the MVP project, see Part II, "Item 1. Legal Proceedings" of this Quarterly Report on Form 10-Q. See also "The regulatory approval process for the construction of new midstream assets is very challenging, has significantly increased costs and delayed targeted in-service dates, and decisions by regulatory and judicial authorities in pending or potential proceedings are likely to impact our or the MVP Joint Venture's ability to obtain or maintain in effect all approvals and authorizations necessary to complete certain projects on the targeted time frame or at all or our ability to achieve the expected investment returns on the projects." included in "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
On November 4, 2019, Con Edison exercised an option to cap its investment in the construction of the MVP project at approximately $530 million (excluding AFUDC). The Company and NextEra Energy, Inc. are obligated, and RGC Resources, Inc., another member of the MVP Joint Venture owning an interest in the MVP project, has opted, to fund the shortfall in Con Edison's capital contributions on a pro rata basis. Such funding by the Company and funding by other members has and will correspondingly increase the Company's and such other members' respective interests in the MVP project and decrease Con Edison's interest in the MVP project. As a result, based on the Company's total targeted cost for the project of approximately $6.6 billion (excluding AFUDC), the Company's equity ownership in the MVP project will progressively increase from approximately 47.0% to approximately 48.1%.
Through March 31, 2022, based on the MVP project's total targeted cost, the Company had funded approximately $2.6 billion of its estimated total capital contributions of approximately $3.4 billion (inclusive of additional contributions required due to the Con Edison cap described above), which estimated total capital contributions include approximately $180 million in excess of the Company's ownership interest. For 2022, the Company expects to make total capital contributions of approximately $175 million to $225 million primarily related to work completed in late 2021 and ongoing right-of-way maintenance, of which approximately $72.0 million had been contributed to the MVP Joint Venture as of March 31, 2022.
•Wellhead Gathering Expansion Projects and Hammerhead Pipeline. During the three months ended March 31, 2022, the Company invested approximately $53.1 million in gathering projects (inclusive of capital expenditures related to the noncontrolling interest in Eureka Midstream). For 2022, the Company expects to invest approximately $270 million to $320 million in gathering projects (inclusive of expected capital expenditures of approximately $20 million related to the noncontrolling interest in Eureka Midstream). The primary projects include infrastructure expansion of core development areas in the Marcellus and Utica Shales in southwestern Pennsylvania, southeastern Ohio and northern West Virginia for EQT, Range Resources Corporation (Range Resources) and other producers.
The Hammerhead pipeline is a 1.6 Bcf per day gathering header pipeline that is primarily designed to connect natural gas produced in Pennsylvania and West Virginia to the MVP, Texas Eastern Transmission and Dominion Transmission, is supported by a 20-year term, 1.2 Bcf per day, firm capacity commitment from EQT and cost approximately $540 million. The Company expects Hammerhead pipeline full commercial in-service to commence in conjunction with full MVP in-service.
•Transmission Projects and Equitrans Expansion Project. During the three months ended March 31, 2022, the Company invested approximately $4.2 million in transmission projects, including the EEP. The EEP is designed to provide north-to-south capacity on the mainline Equitrans, L.P. system, including primarily for deliveries to the MVP. A portion of the EEP commenced operations with interruptible service in the third quarter of 2019. The EEP provides capacity of approximately 600 MMcf per day and offers access to several markets through interconnects with Texas Eastern Transmission, Dominion Transmission and Columbia Gas Transmission. Once the MVP is fully placed in service, firm transportation agreements for 550 MMcf per day of capacity will commence under 20-year terms.
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
•MVP Southgate Project. In April 2018, the MVP Joint Venture announced the MVP Southgate project, which is a proposed 75-mile interstate pipeline that is contemplated to extend from the MVP at Pittsylvania County, Virginia to new delivery points in Rockingham and Alamance Counties, North Carolina. The MVP Southgate project is backed by a 300 MMcf per day firm capacity commitment from Dominion Energy North Carolina, and, as currently designed, reflects potential expansion capabilities that could provide up to 900 MMcf per day of total capacity. The Company is expected to operate the MVP Southgate project and owned a 47.2% interest in the MVP Southgate project as of March 31, 2022.
The MVP Joint Venture submitted the MVP Southgate certificate application to the FERC in November 2018. The Final Environmental Impact Statement for the MVP Southgate project was issued on February 14, 2020. In June 2020, the FERC issued the Certificate of Public Convenience and Necessity for the MVP Southgate; however, the FERC, while authorizing the project, directed the Office of Energy Projects not to issue a notice to proceed with construction until necessary federal permits are received for the MVP project and the Director of the Office of Energy Projects lifts the stop work order and authorizes the MVP Joint Venture to continue constructing the MVP project. On August 11, 2020, the North Carolina Department of Environmental Quality (NCDEQ) denied the MVP Southgate project's application for a Clean Water Act Section 401 Individual Water Quality Certification and Jordan Lake Riparian Buffer Authorization due to uncertainty surrounding the completion of the MVP project. On March 11, 2021, the Fourth Circuit, pursuant to an appeal filed by the MVP Joint Venture, vacated the NCDEQ's denial and remanded the matter to the NCDEQ for additional review. On April 29, 2021, the NCDEQ reissued its denial of the MVP Southgate project's application for a Clean Water Act Section 401 Individual Water Quality Certification and Jordan Lake Riparian Buffer Authorization. On December 3, 2021, the Virginia State Air Pollution Control Board denied the permit for the MVP Southgate project’s Lambert compressor station, which decision the MVP Joint Venture initially appealed before withdrawing its request to review the denial. See the discussion of litigation and regulatory related delays affecting the completion of the MVP Southgate project set forth in Part II, "Item 1. Legal Proceedings" of this Quarterly Report on Form 10-Q.
Given the continually evolving regulatory and legal environment for greenfield pipeline construction projects, as well as factors specific to the MVP and MVP Southgate projects, including the December 2021 compressor station state air permit denial, the MVP Joint Venture continues to evaluate the MVP Southgate project, including engaging in discussions with Dominion Energy North Carolina regarding options with respect to the MVP Southgate project, including potentially refining the project’s design and timing in lieu of pursuing the project as originally contemplated. Dominion Energy North Carolina’s obligations under the precedent agreement in support of the original project are subject to certain conditions, including that the MVP Joint Venture complete construction of the project facilities by June 1, 2022, which deadline is subject to extension by virtue of previously declared events of force majeure. The Company is unable to predict the results of the discussions between the MVP Joint Venture and Dominion Energy North Carolina, including any potential modifications to the project, or ultimate undertaking or completion of the project.
The MVP Southgate project, as originally designed, was estimated to cost a total of approximately $450 million to $500 million, a portion of which the Company expected to fund. For 2022, the Company expects to make capital contributions of approximately $5 million to the MVP Joint Venture for the MVP Southgate project, of which approximately $0.5 million had been contributed as of March 31, 2022.
•Water Operations. During the three months ended March 31, 2022, the Company invested approximately $9.6 million in its water infrastructure. In 2022, the Company expects to invest approximately $75 million to complete the initial mixed-use water system buildout. This includes approximately $20 million to replace certain previously installed water lines that the Company believes do not meet their prescribed quality standards. The Company intends to seek recoupment of such replacement and related costs.

See further discussion of capital expenditures in the "Capital Requirements" section below.
EQT Global GGA. On February 27, 2020, the Company announced the EQT Global GGA, which is a 15-year contract that includes, among other things, a 3.0 Bcf per day MVC (which gradually steps up to 4.0 Bcf per day through December 2031 following the full in-service date of the MVP) and the dedication of a substantial majority of EQT’s core acreage in southwestern Pennsylvania and West Virginia to the Company. Under the EQT Global GGA, EQT will receive certain gathering fee relief over a period of three years, subject to any exercise of the EQT Cash Option (as further described below). The EQT Global GGA replaced 14 previous gathering agreements between EQT and the Company.
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
The gathering MVC fees payable by EQT to the Company are subject to potential reductions for certain contract years as set forth in the EQT Global GGA, conditioned to begin the first day of the quarter in which the full in-service date of the MVP occurs, which provide for estimated aggregate fee relief of approximately $270 million in the first twelve-month period, approximately $230 million in the second twelve-month period and approximately $35 million in the third twelve-month period. Further, the EQT Global GGA provides for a fee credit to the gathering rate for certain gathered volumes that also receive separate transmission services under certain transmission contracts. In addition, given that the MVP full in-service date did not occur by January 1, 2022, EQT has an option until December 31, 2022, to forgo approximately $145 million of the gathering fee relief in such first twelve-month period and approximately $90 million of the gathering fee relief in such second twelve-month period in exchange for a cash payment from the Company to EQT in the amount of approximately $196 million (the EQT Cash Option).
Based on the Henry Hub natural gas forward strip prices as of April 29, 2022 and the terms of the Henry Hub cash bonus payment provision, any further delays in the full in-service date for the MVP project, including beyond the most recent targeted full in-service date of the second half of 2023, would decrease the estimated fair value of the derivative asset attributable to the Henry Hub cash bonus payment provision, and such decrease may be substantial. For a discussion of the potential effect of hypothetical changes to the NYMEX Henry Hub natural gas future prices on the estimated fair value of the derivative asset attributable to the Henry Hub cash bonus payment provision, see "Commodity Prices" in Part I, "Item 3. Quantitative and Qualitative Disclosures About Market Risk" of this Quarterly Report on Form 10-Q. Changes in estimated fair value are recognized in other income, net, on the Company’s statements of consolidated comprehensive income.
2021 Water Services Agreement. On October 22, 2021, the Company and EQT entered into a new 10-year, mixed-use water services agreement covering operations within a dedicated area in southwestern Pennsylvania. The 2021 Water Services Agreement became effective on March 1, 2022 and replaced the Water Services Letter Agreement and certain other existing Pennsylvania water services agreements. Pursuant to the 2021 Water Services Agreement, EQT has agreed to pay the Company a minimum ARC for water services equal to $40 million in each of the first five years of the 10-year contract term and equal to $35 million per year for the remaining five years of the contract term.
For further discussion of the Company's commercial relationship with EQT and related considerations, including risk factors, see "Item 1A. Risk Factors." in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. For further discussion on litigation and regulatory challenges affecting the MVP project, see "Outlook" above and Part II, "Item 1. Legal Proceedings" of this Quarterly Report on Form 10-Q.
Potential Future Impairments. The accounting estimates related to impairments are susceptible to change, including estimating fair value which requires considerable judgment. For goodwill, management’s estimate of a reporting unit’s future financial results is sensitive to changes in assumptions, such as changes in stock prices, weighted-average cost of capital, terminal growth rates and industry multiples. Similarly, cash flow estimates utilized for purposes of evaluating long-lived assets and equity method investment (such as in the MVP Joint Venture) require the Company to make projections and assumptions for many years into the future for pricing, demand, competition, operating costs, commencement of operations, resolution of relevant legal and regulatory matters, and other factors. The Company evaluates long-lived assets and equity method investments for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable (meaning, in the case of its equity method investment, that such investment has suffered other-than-

temporary declines in value under ASC 323). The Company believes the estimates and assumptions used in estimating its reporting units’, its long-lived assets' and its equity investment's fair values are reasonable and appropriate as of March 31, 2022; however, assumptions and estimates are inherently subject to significant business, economic, competitive, regulatory, judicial and other risks that could materially affect the calculated fair values and the resulting conclusions regarding impairments, which could materially affect the Company’s results of operations and financial position. Additionally, actual results could differ from these estimates and assumptions may not be realized. The Company also continues to evaluate and monitor the ongoing legal and regulatory matters affecting the MVP and MVP Southgate projects, as further described in Part II, “Item 1. Legal Proceedings” of this Quarterly Report on Form 10-Q. Further adverse or delayed developments with respect to such matters or other adverse developments could require that the Company modify assumptions reflected in the probability-weighted scenarios of discounted future net cash flows (including with respect to the probability of success) utilized to estimate the fair value of its equity investment in the MVP Joint Venture, which could result in an other-than-temporary decline in value, resulting in an incremental impairment of that investment. See “Reviews of our goodwill, intangible and other long-lived assets and equity method investment in the MVP Joint Venture have resulted in significant impairment charges, and reviews of our goodwill, intangible and other long-lived assets and equity method investment in the MVP Joint Venture could result in future significant impairment charges.” included in “Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 and the Company's discussion of "Critical Accounting Estimates" included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
As of the filing of this Quarterly Report on Form 10-Q, the Company cannot predict the likelihood or magnitude of any future impairment.
For a discussion of capital expenditures, see "Capital Requirements" below.
Capital Resources and Liquidity
The Company's liquidity requirements are to finance its operations, its capital expenditures, potential acquisitions and other strategic transactions and capital contributions to joint ventures, including the MVP Joint Venture, to pay cash dividends and to satisfy any indebtedness obligations. The Company's ability to meet these liquidity requirements depends on the Company's cash flow from operations, the continued ability of the Company to borrow under its credit facilities and the Company's ability to raise capital in banking and capital markets. We believe that our cash on hand and future cash generated from operations, together with available borrowing capacity under our subsidiaries' credit facilities and our access to banking and capital markets, will provide adequate resources to fund our short-term and long-term capital, operating and financing needs. However, cash flow and capital raising activities may be affected by prevailing economic conditions in the natural gas industry, including, in the case of capital raising activities, volatility related to the ongoing conflict in Ukraine, and other financial and business factors (including those market forces discussed in “Our business is subject to climate change-related transitional risks (including evolving climate-focused regulation and climate change-driven trends emphasizing financing non-fossil fuel businesses and prompting pursuit of emissions reductions, lower-carbon technologies and alternative forms of energy) and physical risks that could significantly increase our operating expenses and capital costs, adversely affect our customers’ development plans, and reduce demand for our products and services." included in "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2021), some of which are beyond the Company's control. The Company's available sources of liquidity include cash from operations, cash on hand, borrowings under its subsidiaries' revolving credit facilities, issuances of additional debt and issuances of additional equity securities. As of March 31, 2022, pursuant to the terms of the Amended EQM Credit Facility, EQM would have been able to borrow approximately $1.1 billion under the Amended EQM Credit Facility. The amount the Company is able to borrow under the Amended EQM Credit Facility is bounded by a maximum consolidated leverage ratio. See Note 6 and Note 10 to the consolidated financial statements for further information regarding the Amended EQM Credit Facility.
See “Security Ratings” below for a discussion of EQM’s credit ratings during 2022. Based on EQM's credit rating levels, EQM has delivered credit support to the MVP Joint Venture in the form of letters of credit, which, in the case of the MVP project, is in the amount of approximately $219.7 million and is, in the case of the MVP Southgate project, $14.2 million, in each case as of March 31, 2022 and which are subject to adjustment based on the applicable construction budget. In connection with delivering such letters of credit as replacement performance assurances, EQM's performance guarantees associated with the MVP and MVP Southgate projects were terminated. Additionally, pursuant to the EQT Global GGA, if EQM does not maintain minimum credit ratings from two of three credit rating agencies of at least Ba3 with respect to Moody's and BB- with respect to S&P and Fitch, EQM will be obligated to provide additional credit support in an amount equal to approximately $196 million to EQT in support of the potential payment obligation related to the EQT Cash Option (the Cash Option Letter of Credit). See "A further downgrade of EQM’s credit ratings, including in connection with the MVP project or customer credit ratings changes, which are determined by independent third parties, could impact our liquidity, access to capital, and costs of doing business." included in "Item 1A. Risk Factors" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Operating Activities
Net cash flows provided by operating activities were $185.9 million for the three months ended March 31, 2022 compared to $229.6 million for the three months ended March 31, 2021. The decrease was primarily driven by the timing of working capital receipts and payments.
Investing Activities
Net cash flows used in investing activities were $142.5 million for the three months ended March 31, 2022 compared to $70.7 million for the three months ended March 31, 2021. Investing activities increased by approximately $71.8 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to an increase in capital contributions to the MVP Joint Venture related to work completed in late 2021 and ongoing right-of-way maintenance, as well as an increase in capital expenditure spending on various wellhead gathering and water projects. See “Capital Requirements” below for a discussion of forecasted 2022 capital expenditures and capital contributions to the MVP Joint Venture.
Financing Activities
Net cash flows used in financing activities were $136.5 million for the three months ended March 31, 2022 compared to $135.0 million for the three months ended March 31, 2021. For the three months ended March 31, 2022, the primary uses of financing cash flows were net repayments on borrowings under the revolving credit facilities, and the payment of dividends to shareholders, while the primary source of financing cash flows was borrowings under the revolving credit facilities. For the three months ended March 31, 2021, the primary uses of financing cash flows were the payment for retirement of the EQM Term Loans and termination of the Amended 2019 EQM Term Loan Agreement, the Company's purchase of an aggregate principal amount of $500 million of EQM's 2023 Notes pursuant to the Tender Offers and the payment of dividends to shareholders, while the primary source of financing cash flows were the issuance of the 2021 Senior Notes and borrowings under the Former Eureka Credit Facility.
Capital Requirements
The gathering, transmission and storage and water services businesses are capital intensive, requiring significant investment to develop new facilities and to maintain and upgrade existing operations.
Capital expenditures in 2022 are expected to be approximately $390 million to $440 million (including approximately $20 million attributable to the noncontrolling interest in Eureka Midstream). The Company expects to make capital contributions to the MVP Joint Venture in 2022 of approximately $175 million to $225 million for purposes of the MVP project primarily related to work completed in late 2021 and ongoing work required for right-of-way maintenance and approximately $5 million related to the MVP Southgate project. Capital contributions payable to the MVP Joint Venture are accrued upon the issuance of a capital call by the MVP Joint Venture. The Company's short-term and long-term capital investments may vary significantly from period to period based on the available investment opportunities, the timing of the construction of the MVP, MVP Southgate and other projects, and maintenance needs. The Company expects to fund short-term and long-term capital expenditures and capital contributions primarily through cash on hand, cash generated from operations, available borrowings under its subsidiaries' credit facilities and its access to banking and capital markets.
See Note 10 for a discussion of the reduction of commitments under the Amended EQM Credit Facility pursuant to the Third Amendment.
Credit Facility Borrowings
See Note 6 and Note 10 to the consolidated financial statements for discussion of the Amended EQM Credit Facility, and the 2021 Eureka Credit Facility.

Security Ratings
The table below sets forth the credit ratings for EQM's debt instruments at March 31, 2022.

EQM
Senior Notes
Rating Service	Rating	Outlook
Moody's	Ba3	Negative
S&P	BB-	Stable
Fitch	BB	Negative

There were no changes to EQM's credit ratings during the three months ended March 31, 2022. EQM's credit ratings are subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. The Company cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a credit rating agency if, in its judgment, circumstances so warrant. If any credit rating agency downgrades or withdraws EQM's ratings, including for reasons relating to the MVP project (such as delays in the targeted full in-service date of the MVP project or increases in such project’s targeted costs), EQM’s leverage or credit ratings of the Company's customers, the Company's access to the capital markets could become more challenging, borrowing costs will likely increase, the Company may be required to provide additional credit assurances (the amount of which may be substantial), including the Cash Option Letter of Credit, in support of commercial agreements such as joint venture agreements, and the potential pool of investors and funding sources may decrease. In order to be considered investment grade, a company must be rated Baa3 or higher by Moody's, BBB- or higher by S&P, or BBB- or higher by Fitch. All of EQM's credit ratings are considered non-investment grade.
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
See "The regulatory approval process for the construction of new midstream assets is very challenging, has significantly increased costs and delayed targeted in-service dates, and decisions by regulatory and judicial authorities in pending or potential proceedings are likely to impact our or the MVP Joint Venture's ability to obtain or maintain in effect all approvals and authorizations necessary to complete certain projects on the targeted time frame or at all or our ability to achieve the expected investment returns on the projects." under "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 and Part II, "Item 1. Legal Proceedings" of this Quarterly Report on Form 10-Q for discussion of certain litigation and regulatory proceedings, including related to the MVP and MVP Southgate projects.
See Note 16 to the annual consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 for further discussion of the Company's commitments and contingencies.
Dividends
On April 26, 2022, the Board declared cash dividends for the first quarter of 2022 of $0.15 per common share and $0.4873 per Equitrans Midstream Preferred Share to shareholders of record at the close of business on May 4, 2022.
Critical Accounting Estimates
The Company's critical accounting policies are described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to the Company's consolidated financial statements in Part I, "Item 1. Financial Statements" of this Quarterly Report on Form 10-Q. The Company's critical accounting policies are considered critical due to the significant judgments and estimates used in the preparation of the Company's consolidated financial statements and the material impact on the results of operations or financial condition. Actual results could differ from those judgments and estimates.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Changes in interest rates affect the amount of interest the Company earns on cash, cash equivalents and short-term investments and the interest rates EQM and Eureka pay on borrowings under their respective revolving credit facilities. The Amended EQM Credit Facility and the 2021 Eureka Credit Facility provide for variable interest rates and thus expose the Company, through EQM and Eureka, to fluctuations in market interest rates. In addition, EQM's interest rates under the Amended EQM Credit Facility are impacted by changes in EQM's credit ratings (which may be caused by factors outside of EQM's control). Eureka's interest rates under the 2021 Eureka Credit Facility are impacted by changes in Eureka's Consolidated Leverage Ratio (as defined in the 2021 Eureka Credit Facility) which may fluctuate based on Eureka Midstream's liquidity needs or operating results. Accordingly, changes in interest rates may impact the Company's results of operations and liquidity. Further, changes in interest rates may affect the dividend payable on Equitrans Midstream Preferred Shares after March 31, 2024, which could affect the amount of cash the Company has available to make quarterly cash dividends to its shareholders. EQM's senior notes are fixed rate and thus do not expose the Company to fluctuations in market interest rates. Changes in interest rates do affect the fair value of EQM's fixed rate debt. See Notes 6 and 7 to the consolidated financial statements for discussion of borrowings and for discussion of fair value measurements, respectively. EQM and Eureka may from time to time hedge the interest on portions of borrowings under the revolving credit facilities, as applicable, in order to manage risks associated with floating interest rates (however, there may be no assurance that such hedges will fully mitigate interest rate risk).
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
The Company is exposed to the credit risk of its customers, including its largest customer, EQT, including as a result of changes in customer credit ratings, liquidity and access to capital markets. At March 31, 2022, EQT's public senior debt had investment grade credit ratings from Standard & Poor's Global Ratings and Fitch Ratings and a non-investment grade credit rating from Moody's Investor Services. In addition, EQT has guaranteed the payment obligations of certain of its subsidiaries, up to a maximum amount of $115 million, $131 million and $30 million related to gathering, transmission and water services, respectively, across all applicable contracts, for the benefit of the subsidiaries of the Company providing such services. See Note 15 to the annual consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 for further discussion of the Company's exposure to credit risk.
Commodity Prices. The Company's business is dependent on continued natural gas production and the availability and development of reserves in its areas of operation. Prices for natural gas and NGLs, including regional basis differentials, have previously adversely affected, and may in the future adversely affect, timing of development of additional reserves and production that is accessible by the Company’s pipeline and storage assets, which also negatively affects the Company’s water services business, and the creditworthiness of the Company’s customers.
Increases in natural gas prices do not necessarily result in corresponding increases to the production forecasts of the Company's customers and, as of the date of this Quarterly Report on Form 10-Q, the Company's largest customers have continued to maintain their production forecasts without significant increases. Even at commercially attractive natural gas prices, the Company's customers may still maintain flat or modest increases to production forecasts based on various factors, which could include regional takeaway capacity limitations, access to capital, investor expectations regarding free cash flow, a desire to reduce or refinance leverage or other factors. Additionally, prices may decline based on numerous factors, including levels of associated gas. See also “Decreases in production of natural gas in our areas of operation, whether as a result of producer corporate capital allocation strategies, lower regional natural gas prices, regional takeaway constraints, and/or other factors, have adversely affected, and in the future could adversely affect, our business and operating results and reduce our cash available to pay cash dividends to our shareholders.” and "The lack of diversification of our assets and geographic locations could adversely affect us." under "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Lower natural gas prices, particularly in the Appalachian region, have in the past caused, and may in the future cause, certain producers, including customers of the Company, to determine to reduce or hold generally steady their rig count (and thereby delay or not increase production), delay turning wells in line, temporarily shut in portions of their production or otherwise take actions to slow production growth and/or reduce production, which when effected by the Company's producer customers reduces the demand for, and usage of, the Company’s services. For instance, temporary production curtailments have previously resulted in a decrease in the Company's volumetric-based fee revenues. An extended period of low natural gas prices and/or instability in natural gas prices in future periods, especially in the Appalachian region, or other factors, could cause EQT or other producers to curtail production in the future, which could have a significant negative effect on the demand for the Company's services and therefore its results of operations. Additionally, lower natural gas prices (including regionally), corporate capital allocation strategies or regional takeaway constraints, could cause producers to determine in the future that drilling activities in areas outside of the Company's current areas of operation are strategically more attractive to them.
Many of the Company’s customers, including EQT, have entered into long-term firm reservation gathering, transmission and water contracts or contracts with MVCs on the Company's systems and approximately 71% of the Company's operating revenues for the three months ended March 31, 2022 was generated by firm reservation fees. As a result, the Company believes that the effect of temporary declines in volumes of gas gathered, transported or stored on its systems may be mitigated because firm reservation fee revenues are paid regardless of volumes supplied to the system by customers (although significant declines in gas production in the Company's areas of operations would adversely affect the Company's results of operations, financial condition and liquidity as approximately 29% of the Company’s operating revenues for the three months ended March 31, 2022 was generated by volumetric-based fee revenues). See "Our exposure to direct commodity price risk may increase in the future." under "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
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
Unless the Company is successful in attracting and retaining new customers, the Company's ability to maintain or increase the capacity subscribed and volumes transported, gathered or provided on its systems will be dependent on receiving consistent or increasing commitments and production from its existing customers, which may be impacted by commodity prices, including regional commodity prices and/or other factors, including corporate capital allocation strategies. While EQT has dedicated a substantial portion of its core acreage to the Company and has entered into long-term firm gathering and transmission contracts and contracts with MVCs on certain of the Company's systems, EQT may determine in the future that drilling or continuing to produce gas from existing wells in the Company's areas of operations is not economical above the amount to fulfill its required MVCs or otherwise strategically determine to curtail volumes on the Company's systems. Other than with respect to its MVCs and other firm commitments under existing contracts, EQT is under no contractual obligation to continue to develop its acreage dedicated to the Company. See also "Outlook" for a discussion of the EQT Global GGA and the 2021 Water Services Agreement.
The fair value of the Company’s derivative instruments is, in part, determined by estimates of the NYMEX Henry Hub natural gas forward price curve. A hypothetical 10% increase in NYMEX Henry Hub natural gas futures prices would increase the valuation of the Company’s derivative instruments by approximately $5.5 million, while a hypothetical 10% decrease in NYMEX Henry Hub natural gas futures prices would decrease the valuation of the Company’s derivative instruments by approximately $6.2 million. This fair value change assumes volatility based on prevailing market parameters at March 31, 2022. See "Outlook" and Note 7 for a discussion of the Henry Hub cash bonus payment provision.
For further discussion of commodity prices and related risks, see "Our exposure to direct commodity price risk may increase in the future." and "Decreases in production of natural gas in our areas of operation, whether as a result of producer corporate capital allocation strategies, lower regional natural gas prices, regional takeaway constraints, and/or other factors have adversely affected, and in the future could adversely affect, our business and operating results and reduce our cash available to pay cash dividends to our shareholders" and "The lack of diversification of our assets and geographic locations could adversely affect us.", each under "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
Other Market Risks. The Amended EQM Credit Facility is underwritten by a syndicate of 21 financial institutions until the Earlier Maturity Date, and a syndicate of 14 financial institutions from the Earlier Maturity Date through the Later Maturity Date. The 2021 Eureka Credit Facility is underwritten by a syndicate of 16 financial institutions. Each financial institution is obligated to fund its pro rata portion of any borrowings by EQM or Eureka, as applicable. In each case, no one lender of the financial institutions in the syndicate holds more than 10% of such facility. EQM's and Eureka's respective large syndicate groups and relatively low percentage of participation by each lender is expected to limit the Company's and Eureka's respective exposure to disruption or consolidation in the banking industry. See Note 10 for a discussion of the Third Amendment to the EQM Credit Facility.

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
Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Environmental Proceedings
Pratt Storage Field. On October 31, 2018, a gas explosion occurred in Morgan Township, Greene County, Pennsylvania (the Incident). Following the explosion, the Pennsylvania Department of Environmental Protection (the PADEP), the Pennsylvania Public Utilities Commission and the PHMSA began investigating the Incident. The Company is awaiting further direction or inquiry from the PADEP. If a penalty is imposed it could result in monetary sanctions in excess of $300,000. However, the Company does not believe that the penalty, if imposed, will have a material impact on the financial condition, results of operations or liquidity of the Company. Additionally, the Company is responding to civil and criminal investigations related to the Incident.
EPA Finding of Violation. On October 28, 2021, the Company submitted its annual report to the EPA pursuant to New Source Performance Standards subpart OOOOa (Subpart OOOOa) of the Clean Air Act that included deviations from Subpart OOOOa requirements related to certain high bleed controllers that were discovered in October 2020. On March 1, 2022, EPA issued a Finding of Violation for alleged violations of Subpart OOOOa in response to the deviations included in the annual report. Although all high bleed controllers identified in the Finding of Violation have been converted to compressed air or low bleed devices that comply with Subpart OOOOa, the Company cannot predict what criminal and/or civil enforcement action, if any, EPA may pursue against the Company. If a penalty is imposed, it could result in monetary sanctions in excess of $300,000. However, the Company does not believe that the penalty, if imposed, will have a material impact on the financial condition, results of operations or liquidity of the Company.
MVP Matters
The MVP Joint Venture is currently defending certain agency actions and judicial challenges to the MVP, any of which could affect the ability to complete or operate the project, including the following:
•Sierra Club, et al. Petitioners v. State Water Control Board, et al. Respondents and Mountain Valley Pipeline, Intervenor, Docket No. 21-2425, Fourth Circuit Court of Appeals (Fourth Circuit). On December 20, 2021, the Virginia Department of Environmental Quality (VADEQ) certified that the MVP project would satisfy Virginia’s water quality standards based on its comprehensive nine-month review of the MVP Joint Venture’s Joint Permit Application (VA 401 Permit). On December 22, 2021, Petitioners filed their petition challenging the VADEQ’s approval of the VA 401 Permit with the Fourth Circuit. On December 22, 2021, the Petitioners filed a request for an administrative stay with the VADEQ which was denied on January 4, 2022. On January 4, 2022, the Petitioners filed a petition with the Fourth Circuit seeking a judicial stay of the VA 401 Permit pending a decision on the merits. On February 11, 2022, Petitioners withdrew the stay petition. Briefing is scheduled to be completed by June 2022 and oral argument to occur in the fall of 2022. If the challenge were successful on its merits, it could result in the MVP Joint Venture's VA 401 Permit being delayed or vacated and/or additional legal proceedings, the outcome of which the Company cannot predict, and cause a delay or further delay in the targeted full in-service date for the MVP project (and consequent impacts related to such delay), or otherwise adverse effects.
•Sierra Club, et al. Petitioners v. West Virginia Department of Environmental Protection, et al. Respondents and Mountain Valley Pipeline, Intervenor, Docket No. 22-1008, Fourth Circuit. On December 30, 2021, the West Virginia Department of Environmental Protection (WVDEP) certified that the MVP project would satisfy West Virginia’s water quality standards based on its comprehensive nine-month review of the MVP Joint Venture’s Joint Permit Application (WV 401 Permit). On January 3, 2022, Petitioners filed their petition challenging the WVDEP’s approval of the WV 401 Permit with the Fourth Circuit. On January 4, 2022, the Petitioners filed a request for an administrative stay with the WVDEP which was denied on January 11, 2022. On January 11, 2022, Petitioners filed a petition with the Fourth Circuit seeking a judicial stay of the WV 401 Permit pending a decision on the merits. The stay petition was denied by the Fourth Circuit on February 8, 2022. Briefing is scheduled to be completed by June 2022 and oral argument to occur in the fall of 2022. If the challenge were successful on its merits, it could result in the MVP Joint

Venture's WV 401 Permit being delayed or vacated and/or additional legal proceedings, the outcome of which the Company cannot predict, and cause a delay or further delay in the targeted full in-service date for the MVP project (and consequent impacts related to such delay), or otherwise adverse effects.
•Jefferson National Forest Crossing and Associated Authorizations. In a different Fourth Circuit appeal, Sierra Club, et al. v. U.S. Forest Service, et al., consolidated under Case No. 17-2399, Fourth Circuit, filed in December 2017, the Sierra Club challenged a Bureau of Land Management (BLM) decision to grant a right-of-way to the MVP Joint Venture and a U.S. Forest Service (USFS) decision to amend its management plan to accommodate the MVP, both of which affect the MVP's approximate 3.5-mile segment in the Jefferson National Forest (JNF) in Virginia. On July 27, 2018, agreeing in part with the Sierra Club, the Fourth Circuit vacated the BLM and USFS decisions, finding fault with the BLM's analysis of the practicality of alternate routes and the USFS' analysis of erosion and sedimentation effects. The USFS published a draft Supplemental Environmental Impact Statement (SEIS) to the 2017 FERC Final Environmental Impact Statement for MVP in the Federal Register on September 25, 2020 with a public comment period that closed on November 9, 2020. On December 11, 2020, the USFS published a Final SEIS that addressed the issues raised in the prior proceedings and evaluated the most recent sedimentation analysis submitted to the agency consistent with the findings presented in MVP’s Biological Opinion and Incidental Take Statement issued by the Department of the Interior's Fish and Wildlife Service (FWS) on September 4, 2020. See Appalachian Voices, et al. v. U.S. Dep’t of Interior below for additional information. On January 11, 2021, the MVP Joint Venture received final approval of the Record of Decision from the USFS and, on January 15, 2021, the BLM issued the required right-of-way permit for the MVP’s 3.5-mile segment in the JNF in Virginia (the JNF Right-of-Way). On January 11, 2021, Sierra Club, et al. filed a petition with the Fourth Circuit to reverse the USFS approval of the Record of Decision and, on January 15, 2021, filed a petition with the Fourth Circuit challenging BLM’s grant of the JNF Right-of-Way. See Wild Virginia, et al. v. United States Forest Service, et al., No. 21-1039(L). The Fourth Circuit consolidated the challenges to the Record of Decision and the JNF Right-of-Way and briefing was completed. Oral argument occurred on October 29, 2021. On January 25, 2022, the Fourth Circuit, agreeing in part with the petitioners, vacated and remanded the Record of Decision and the JNF Right-of-Way, finding fault with (i) the USFS’ and BLM’s consideration of certain data from the U.S. Geological Survey and (ii) the USFS’ and BLM’s authorization of the use of conventional bores for stream crossings within the JNF based on a variance issued by the FERC, and, as a result of such issues, (iii) the USFS’ amendments in connection with the Record of Decision to the Jefferson Forest plan. On March 11, 2022, the MVP Joint Venture requested that the Fourth Circuit review the January 25, 2022 decision en banc, which rehearing was denied by the Fourth Circuit on March 25, 2022. The vacatur of the Record of Decision and the JNF Right-of-Way caused a delay in the targeted full in-service date for the MVP project (and consequent impacts relating to such delay). The Company cannot predict whether and when any new authorizations will be received from the USFS and BLM and, if received, the result of any challenge to such authorizations.
On August 3, 2018, citing the court's vacatur and remand in Sierra Club, et al. v. U.S. Forest Service, et al., consolidated under Case No. 17-2399, the FERC issued a stop work order for the entire pipeline pending the agency actions on remand. The FERC modified its stop work order on August 29, 2018 to allow work to continue on all but approximately 25 miles of the project (the Exclusion Zone). On October 10, 2018, the Fourth Circuit granted a petition for rehearing filed by the MVP Joint Venture for the limited purpose of clarifying that the July 27, 2018 order did not vacate the portion of the BLM's Record of Decision authorizing a right-of-way and temporary use permit for the MVP to cross the Weston and Gauley Bridge Turnpike Trail in Braxton County, West Virginia. On October 15, 2018, the MVP Joint Venture filed with the FERC a request to further modify the August 3, 2018 stop work order to allow the MVP Joint Venture to complete the bore and install the pipeline under the Weston and Gauley Bridge Turnpike Trail. On October 24, 2018, the FERC granted the MVP Joint Venture's request to further modify the stop work order and authorize construction. Additionally, on October 9, 2020, the FERC authorized construction to resume project-wide (as it had been stopped by the FERC on October 15, 2019 in relation to a separate matter discussed below), other than with respect to the Exclusion Zone, which requires additional authorization. On December 17, 2020, the FERC again modified the stop work order and authorized construction to resume in 17 miles of the Exclusion Zone. The Company cannot guarantee whether or when the FERC will act in respect of any or all of the remaining portions of the Exclusion Zone. The FERC's October 9, 2020 and December 17, 2020 actions are the subject of challenges filed by the Sierra Club in Sierra Club, et al. v. FERC, Case No. 20-1512 (consolidated with No. 21-1040), D.C. Circuit Court of Appeals on December 22, 2020 and January 25, 2021, respectively (a stay request filed by the Sierra Club on January 29, 2021 was denied by the Court of Appeals for the D.C. Circuit (DC Circuit) on February 19, 2021). Briefing in Sierra Club, et al. v. FERC, Case No. 20-1512 (consolidated with No. 21-1040), D.C. Circuit Court of Appeals was completed in January 2022 and oral argument occurred on April 7, 2022. If any of the challenges to the FERC's October 9, 2020 and December 17, 2020 orders are successful, it could result in the FERC's orders being vacated and/or additional agency proceedings (the outcome of which the Company cannot predict) and cause a delay or further delay in the targeted full in-service date for the MVP project (and consequent impacts relating to such delay), or otherwise adverse effects.
•Challenges to FERC Certificate, Court of Appeals for DC Circuit. Multiple parties have sought judicial review of the FERC's order issuing a certificate of public convenience and necessity to the MVP Joint Venture and/or the exercise by the MVP Joint Venture of eminent domain authority. On February 19, 2019, the DC Circuit issued an order rejecting multiple consolidated petitions seeking direct review of the FERC order under the NGA and certain challenges to the exercise by the MVP Joint Venture of eminent domain authority in Appalachian Voices, et al. v. FERC, et al., consolidated under Case No. 17-1271. No petitions for rehearing or petitions for rehearing en banc were filed by the April 5, 2019 deadline. The mandate was issued on April 17, 2019. Another group of parties filed a complaint in the U.S. District Court for the District of Columbia asserting that the FERC's order issuing certificates is unlawful on constitutional and other grounds in Bold Alliance, et al. v. FERC, et al., Case No. 17-1822. The district court plaintiffs sought declaratory relief as well as an injunction preventing the MVP Joint Venture from developing its project or exercising eminent domain authority. In December 2017 and January 2018, the FERC and the MVP Joint Venture, respectively, moved to dismiss the petitions for lack of subject matter jurisdiction. The court granted the motion and dismissed plaintiffs' complaint on September 28, 2018. On October 26, 2018, plaintiffs appealed the decision in Case No. 17-1822 to the DC Circuit in Bold Alliance, et al. v. FERC, et al., Case No. 18-5322. On December 3, 2018, the FERC, as appellee, filed a joint motion with the appellants to hold Case No. 18-5322 in abeyance pending completion of the appeals of the final agency orders related to the MVP certificate in consolidated Case No. 17-1271 and Atlantic Coast Pipeline’s (ACP) certificate. The MVP Joint Venture filed a motion to dismiss the case as to some of the plaintiffs. On February 15, 2019, the DC Circuit entered an order holding this appeal in abeyance pending rulings on the appeals from the ACP and MVP FERC proceedings. Although the members of the ACP project announced the cancellation of that project on July 5, 2020, ACP's proceeding remains pending. Case No. 18-5322 remains in abeyance. Similarly, another group of parties filed a complaint in the U.S. District Court for the District of Columbia in Bohon et al. v. FERC et al., Case No. 20-00006, asserting that the delegation of authority to FERC under the NGA violates the nondelegation doctrine and separation-of-powers principle of the U.S. Constitution. The MVP Joint Venture and the FERC filed motions to dismiss which were granted by the court. On July 6, 2020, the landowners filed a notice of appeal to the DC Circuit in Case No. 20-5203. On November 30, 2020, appellants asked the DC Circuit to overturn the decision of the lower court. Oral argument before the DC Circuit was scheduled for March 29, 2021, but the court cancelled and held oral argument in abeyance and directed the parties to file motions to govern future proceedings following a decision by the U.S. Supreme Court in PennEast Pipeline Co. v. New Jersey, Case No. 19-1039, which decision was published on June 29, 2021. Briefing in Bohon et al. v. FERC et al., Case No. 20-00006 on the significance of the PennEast Pipeline Co. opinion was completed on July 29, 2021. The DC Circuit issued an order on September 15, 2021 denying appellants' motion for summary reversal of the decision of the lower court and supplemental briefing was completed as of October 6, 2021. Oral argument occurred on December 15, 2021 and the parties are awaiting a decision. Due to the uncertainty regarding the timing of permitting and the outcome of legal challenges facing the MVP project, on August 25, 2020, the MVP Joint Venture filed a request with the FERC for and, on October 9, 2020, the FERC granted, an extension of time to complete the MVP project for an additional two years through October 13, 2022. On December 22, 2020, a challenge to the FERC’s action to grant an extension of time to complete the MVP project was filed in the DC Circuit in Sierra Club, et al. v. FERC, Case No. 20-1512 (consolidated with No. 21-1040, DC Circuit). On January 29, 2021, Sierra Club requested a stay of the FERC’s action to grant the MVP Joint Venture an extension of time to complete the MVP project from the DC Circuit, which stay request was denied by the DC Circuit on February 19, 2021. Briefing in Sierra Club, et al. v. FERC, Case No. 20-1512 (consolidated with No. 21-1040, D.C. Circuit), was completed in January 2022 and oral argument occurred on April 7, 2022. If any of these challenges were successful, it could result in the MVP Joint Venture's certificate of public convenience and necessity being vacated and/or additional proceedings before the FERC, the outcome of which the Company cannot predict, and cause a delay or further delay in the targeted full in-service date for the MVP project (and consequent impacts related to such delay), or otherwise adverse effects.
•Appalachian Voices, et al. v. U.S. Dep’t of Interior, et al., Fourth Circuit Court of Appeals, Case No. 20-2159. In August 2019, Wild Virginia and certain other petitioners filed a petition in the Fourth Circuit in Wild Virginia et al. v. United States Department of the Interior; Case No. 19-1866, to challenge the MVP Joint Venture’s Biological Opinion and Incidental Take Statement issued by FWS which was approved in November 2017 (the Original BiOp). On October 11, 2019, the Fourth Circuit issued an order approving the petitioners’ requested stay of the Original BiOp and holding the litigation in abeyance until January 11, 2020. On October 15, 2019, the FERC issued an order requiring the MVP Joint Venture to cease all forward-construction progress (the FERC modified this order on October 9, 2020 and December 17, 2020, which the Sierra Club has appealed to the DC Circuit as discussed above under "Jefferson National Forest Crossing and Associated Authorizations"). On September 4, 2020, FWS issued the MVP Joint Venture a new Biological Opinion and Incidental Take Statement (the New BiOp) for the MVP project and the Fourth Circuit subsequently dismissed the litigation regarding the Original BiOp. On October 27, 2020, Appalachian Voices et al. filed a petition with the Fourth Circuit challenging the New BiOp and filed a request for an administrative stay of the New BiOp with FWS, which FWS subsequently denied. On November 2, 2020, the petitioners filed a motion to stay the New BiOp with the Fourth Circuit. On November 18, 2020, the Fourth Circuit issued an order denying the requested stay. The matter was fully briefed as of March 19, 2021. Oral argument occurred on October 29, 2021. On February 2, 2022, the Fourth Circuit vacated and remanded the New BiOp holding, in part, that the FWS did not adequately analyze the environmental context for species at issue. On March 11, 2022, the MVP Joint Venture requested that the Fourth Circuit review the February 2, 2022 decision en banc, which rehearing was denied by the Fourth Circuit on April 1, 2022. The vacatur of the New BiOp caused a delay in the targeted full in-service date for the MVP project (and consequent impacts relating to such delay). The Company cannot predict whether and when a new BiOp will be received from the FWS and, if received, the result of any challenge to such BiOp.
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
•Mountain Valley Pipeline, LLC v. North Carolina Department of Environmental Quality, No. 20-1971, Fourth Circuit Court of Appeals. On August 11, 2020, the North Carolina Department of Environmental Quality (NCDEQ) denied the MVP Southgate project’s application for a Clean Water Act Section 401 Individual Water Quality Certification and Jordan Lake Riparian Buffer Authorization and such denial was reissued by the NCDEQ on April 29, 2021. See "MVP Southgate Project" included in "Outlook" under Part I, "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation." for additional information. The Company is evaluating next steps, including the submission of a new application for a Clean Water Act Section 401 Individual Water Quality Certification and Jordan Lake Riparian Buffer Authorization for the MVP Southgate project, but cannot guarantee whether a new application, if submitted, will ultimately be approved or, if approved, whether conditions may be included as part of such approval or whether the application would then be further challenged.
•Mountain Valley Pipeline, LLC v. State Air Pollution Control Board et al., U.S. Court of Appeals for the Fourth Circuit. On December 3, 2021, the Virginia State Air Pollution Control Board (VAPCB) voted 5-2 to deny the air permit for the MVP Southgate project’s Lambert Compressor Station (the Lambert Air Permit). On December 31, 2021, the MVP Joint Venture filed a Petition for Review in the Fourth Circuit to review the VAPCB’s December 3, 2021 denial of the Lambert Air Permit. On March 29, 2022, the Fourth Circuit granted the MVP Joint Venture's request to withdraw its request to review the denial of the Lambert Air Permit.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
The following table sets forth the Company's repurchases of equity securities registered under Section 12 of the Exchange Act that occurred during the three months ended March 31, 2022:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 2022 (January 1 - January 31)	94,651	$10.34	—	$—
February 2022 (February 1 - February 28)	—	—	—	—
March 2022 (March 1 - March 31)	—	—	—	—
Total	94,651	$10.34	—	$—
(a)Reflects shares withheld by the Company to pay taxes upon vesting of restricted stock.

Item 6. Exhibits

Exhibit No.	Document Description	Method of Filing
3.1	Fourth Amended and Restated Bylaws of Equitrans Midstream Corporation.	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-38629) filed on April 27, 2022.
10.1#	Letter Agreement, dated as of February 1, 2022, by and between EQM Olympus Midstream, LLC and Rice Drilling D LLC.	Incorporated herein by reference to Exhibit 10.04(d) to Form 10-K (#001-38629) for the year ended December 31, 2021.
10.2#	Letter Agreement, dated as of February 4, 2022, by and among EQM Gathering Opco, LLC, EQT Corporation, EQT Production Company, Rice Drilling B LLC, and EQT Energy, LLC.	Incorporated herein by reference to Exhibit 10.34(m) to Form 10-K (#001-38629) for the year ended December 31, 2021.
10.3*	Equitrans Midstream Corporation 2022 Performance Share Unit Program	Incorporated herein by reference to Exhibit 10.44 to Form 10-K (#001-38629) for the year ended December 31, 2021.
10.04*	Form of Participant Award Agreement under 2022 Performance Share Unit Program	Incorporated herein by reference to Exhibit 10.45 to Form 10-K (#001-38629) for the year ended December 31, 2021.
10.05*	Form of Equitrans Midstream Corporation Restricted Stock Award Agreement (2022 Awards)	Incorporated herein by reference to Exhibit 10.46 to Form 10-K (#001-38629) for the year ended December 31, 2021.
10.06*	Equitrans Midstream Corporation Amended and Restated Executive Short-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.47 to Form 10-K (#001-38629) for the year ended December 31, 2021.
10.07	Third Amendment to Third Amended and Restated Credit Agreement, dated as of April 22, 2022, by and among EQM Midstream Partners, LP, the lender parties thereto and Wells Fargo Bank, National Association, as administrative agent.	Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-38629) filed on April 25, 2022.
10.08**	Equitrans Midstream Corporation Employee Stock Purchase Plan	Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-38629) filed on April 27, 2022.
31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith as Exhibit 31.1.
31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith as Exhibit 31.2.
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Furnished herewith as Exhibit 32.
101	Inline Interactive Data File.	Filed herewith as Exhibit 101.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith as Exhibit 104.

* Management contract and compensatory arrangement in which any director or any named executive officer participates

** Management contract and compensatory arrangement in which any named executive officer participates

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

Date:  May 3, 2022