Form 10-Q
period 2022-06-30
Equitrans Midstream Corp
filed 2022-08-02
CIK 1747009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes  ☐  No  ☒
The number of shares of common stock outstanding (in thousands), as of July 31, 2022: 432,781

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
Amended EQM Credit Facility – that certain Third Amended and Restated Credit Agreement, dated as of October 31, 2018, among EQM, as borrower, Wells Fargo Bank, National Association, as the administrative agent, swing line lender, and an L/C issuer, the lenders party thereto from time to time and any other persons party thereto from time to time (as amended by that certain First Amendment to Third Amended and Restated Credit Agreement, dated as of March 30, 2020, by that certain Second Amendment to Third Amended and Restated Credit Agreement, dated April 16, 2021, by that certain Third Amendment to the Third Amended and Restated Credit Agreement, dated as of April 22, 2022, and as may be further amended, restated, amended and restated, supplemented or otherwise modified from time to time). For the avoidance of doubt, any reference to the Amended EQM Credit Facility as of any particular date shall mean the Amended EQM Credit Facility as in effect on such date.
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
natural gas liquids (NGLs) – those hydrocarbons in natural gas that are separated from the gas as liquids through the process of absorption, condensation, adsorption or other methods in gas processing plants. Natural gas liquids include ethane, propane, pentane, butane and iso-butane.
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
NGA – Natural Gas Act of 1938
NYMEX – New York Mercantile Exchange
NYSE – New York Stock Exchange
SEC – U.S. Securities and Exchange Commission

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
EQUITRANS MIDSTREAM CORPORATION
Statements of Consolidated Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Thousands, except per share amounts)
Operating revenues	$328,611	$348,295	$670,757	$728,291
Operating expenses:
Operating and maintenance	32,442	38,162	65,276	72,261
Selling, general and administrative	29,009	35,482	57,135	70,976
Depreciation	67,657	69,315	134,700	137,933
Amortization of intangible assets	16,205	16,205	32,410	32,410
Impairment of long-lived assets	—	56,178	—	56,178
Total operating expenses	145,313	215,342	289,521	369,758
Operating income	183,298	132,953	381,236	358,533
Equity income (a)	39	5,921	43	5,924
Other income, net	14,173	9,453	20,521	17,052
Loss on extinguishment of debt	(24,937)	—	(24,937)	(41,025)
Net interest expense	(95,117)	(95,642)	(188,238)	(190,786)
Income before income taxes	77,456	52,685	188,625	149,698
Income tax expense	3,650	12,564	9,911	32,980
Net income	73,806	40,121	178,714	116,718
Net income attributable to noncontrolling interests	3,948	3,008	7,723	6,922
Net income attributable to Equitrans Midstream	69,858	37,113	170,991	109,796
Preferred dividends	14,628	14,628	29,256	29,256
Net income attributable to Equitrans Midstream common shareholders	$55,230	$22,485	$141,735	$80,540

Earnings per share of common stock attributable to Equitrans Midstream common shareholders - basic	$0.13	$0.05	$0.33	$0.19
Earnings per share of common stock attributable to Equitrans Midstream common shareholders - diluted	$0.13	$0.05	$0.33	$0.19

Weighted average common shares outstanding - basic	433,333	433,003	433,326	432,993
Weighted average common shares outstanding - diluted	434,025	433,464	433,970	433,281

Statement of comprehensive income:
Net income	$73,806	$40,121	$178,714	$116,718
Other comprehensive income, net of tax:
Pension and other post-retirement benefits liability adjustment, net of tax expense of $12, $12, $24, and $24	34	35	68	69
Other comprehensive income	34	35	68	69
Comprehensive income	73,840	40,156	178,782	116,787
Less: Comprehensive income attributable to noncontrolling interests	3,948	3,008	7,723	6,922
Less: Comprehensive income attributable to preferred dividends	14,628	14,628	29,256	29,256
Comprehensive income attributable to Equitrans Midstream common shareholders	$55,264	$22,520	$141,803	$80,609

Dividends declared per common share	$0.15	$0.15	$0.30	$0.30

(a)Represents equity income from Mountain Valley Pipeline, LLC (the MVP Joint Venture). See Note 6.

The accompanying notes are an integral part of these consolidated financial statements.

EQUITRANS MIDSTREAM CORPORATION
Statements of Consolidated Cash Flows (Unaudited)

	Six Months Ended June 30,
	2022	2021
	(Thousands)
Cash flows from operating activities:
Net income	$178,714	$116,718
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	134,700	137,933
Amortization of intangible assets	32,410	32,410
Deferred income taxes	6,990	32,500
Impairment of long-lived assets	—	56,178
Equity income (a)	(43)	(5,924)
Other income	(20,272)	(16,750)
Loss on extinguishment of debt	24,937	41,025
Non-cash long-term compensation expense	6,646	7,591
Changes in other assets and liabilities:
Accounts receivable	38,760	50,857
Accounts payable	(339)	(6,873)
Accrued interest	(15,256)	28,292
Deferred revenue	176,206	146,548
Other assets and other liabilities	(26,481)	(8,358)
Net cash provided by operating activities	536,972	612,147
Cash flows from investing activities:
Capital expenditures	(163,139)	(130,339)
Capital contributions to the MVP Joint Venture	(111,752)	(84,655)
Principal payments received on the Preferred Interest	2,721	2,572
Net cash used in investing activities	(272,170)	(212,422)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	140,000	392,500
Payments on revolving credit facility borrowings	(224,500)	(530,000)
Proceeds from the issuance of long-term debt	1,000,000	1,900,000
Debt discounts, debt issuance costs and credit facility arrangement fees	(19,911)	(29,860)
Payment for retirement of long-term debt	(1,021,459)	(1,936,250)
Dividends paid to holders of Equitrans Midstream Preferred Shares	(29,256)	(29,256)
Dividends paid to common shareholders	(129,816)	(129,745)
Distributions to noncontrolling interests	—	(2,500)
Net cash used in financing activities	(284,942)	(365,111)

Net change in cash and cash equivalents	(20,140)	34,614
Cash and cash equivalents at beginning of period	134,661	208,023
Cash and cash equivalents at end of period	$114,521	$242,637

Cash paid during the period for:
Interest, net of amount capitalized	$198,463	$157,959
Income taxes	$1,243	$—
(a)Represents equity income from the MVP Joint Venture. See Note 6.
The accompanying notes are an integral part of these consolidated financial statements.

EQUITRANS MIDSTREAM CORPORATION
Consolidated Balance Sheets (Unaudited)

	June 30, 2022	December 31, 2021
	(Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$114,521	$134,661
Accounts receivable (net of allowance for credit losses of $2,672 and $2,696 as of June 30, 2022 and December 31, 2021, respectively)	227,585	252,301
Other current assets	49,575	59,867
Total current assets	391,681	446,829

Property, plant and equipment	9,166,128	9,004,602
Less: accumulated depreciation	(1,343,686)	(1,217,099)
Net property, plant and equipment	7,822,442	7,787,503

Investment in unconsolidated entity (a)	1,325,673	1,239,039
Goodwill	486,698	486,698
Net intangible assets	619,362	651,771
Other assets	316,074	308,924
Total assets	$10,961,930	$10,920,764

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$61,286	$59,627
Capital contributions payable to the MVP Joint Venture	46,187	72,188
Accrued interest	136,653	151,909
Accrued liabilities	56,290	83,852
Total current liabilities	300,416	367,576

Long-term liabilities:
Revolving credit facility borrowings	420,500	505,000
Long-term debt	6,428,449	6,434,945
Contract liability	997,002	821,342
Regulatory and other long-term liabilities	96,742	99,333
Total liabilities	8,243,109	8,228,196

Mezzanine equity:
Equitrans Midstream Preferred Shares, 30,018 shares issued and outstanding as of June 30, 2022 and December 31, 2021	681,842	681,842

Shareholders' equity:
Common stock, no par value, 432,781 and 432,522 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	3,965,058	3,957,756
Retained deficit	(2,417,011)	(2,428,171)
Accumulated other comprehensive loss	(1,986)	(2,054)
Total common shareholders' equity	1,546,061	1,527,531
Noncontrolling interests	490,918	483,195
Total shareholders' equity	2,036,979	2,010,726
Total liabilities, mezzanine equity and shareholders' equity	$10,961,930	$10,920,764

(a)Represents investment in the MVP Joint Venture. See Note 6.

The accompanying notes are an integral part of these consolidated financial statements.

EQUITRANS MIDSTREAM CORPORATION
Statements of Consolidated Shareholders' Equity and Mezzanine Equity (Unaudited)

							Mezzanine
							Equity
				Accumulated			Equitrans
	Common Stock			Other			Midstream
	Shares	No	Retained	Comprehensive	Noncontrolling	Total	Preferred
	Outstanding	Par Value	Deficit	Loss	Interests	Equity	Shares
	(Thousands, except per share amounts)
Balance at January 1, 2021	432,470	$3,941,295	$(728,959)	$(2,229)	$471,165	$3,681,272	$681,842
Other comprehensive income (net of tax):
Net income	—	—	58,055	—	3,914	61,969	14,628
Pension and other post-retirement benefits liability adjustment, net of tax expense of $12	—	—	—	34	—	34	—
Dividends on common shares ($0.15 per share)	—	—	(64,984)	—	—	(64,984)	—
Share-based compensation plans, net	28	4,662	—	—	—	4,662	—
Distributions paid to noncontrolling interests	—	—	—	—	(2,500)	(2,500)	—
Dividends paid to holders of Equitrans Midstream Preferred Shares ($0.4873 per share)	—	—	—	—	—	—	(14,628)
Balance at March 31, 2021	432,498	$3,945,957	$(735,888)	$(2,195)	$472,579	$3,680,453	$681,842
Other comprehensive income (net of tax):
Net income	—	—	22,485	—	3,008	25,493	14,628
Pension and other post-retirement benefits liability adjustment, net of tax expense of $12	—	—	—	35	—	35	—
Dividends on common shares ($0.15 per share)	—	—	(64,750)	—	—	(64,750)	—
Share-based compensation plans	7	3,635	—	—	—	3,635	—
Dividends paid to holders of Equitrans Midstream Preferred Shares ($0.4873 per share)	—	—	—	—	—	—	(14,628)
Balance at June 30, 2021	432,505	$3,949,592	$(778,153)	$(2,160)	$475,587	$3,644,866	$681,842

							Mezzanine
							Equity
				Accumulated			Equitrans
	Common Stock			Other			Midstream
	Shares	No	Retained	Comprehensive	Noncontrolling	Total	Preferred
	Outstanding	Par Value	Deficit	Loss	Interests	Equity	Shares
	(Thousands, except per share amounts)
Balance at January 1, 2022	432,522	$3,957,756	$(2,428,171)	$(2,054)	$483,195	$2,010,726	$681,842
Other comprehensive income (net of tax):
Net income	—	—	86,505	—	3,775	90,280	14,628
Pension and other post-retirement benefits liability adjustment, net of tax expense of $12	—	—	—	34	—	34	—
Dividends on common shares ($0.15 per share)	—	—	(65,584)	—	—	(65,584)	—
Share-based compensation plans, net	155	2,832	—	—	—	2,832	—
Dividends paid to holders of Equitrans Midstream Preferred Shares ($0.4873 per share)	—	—	—	—	—	—	(14,628)
Balance at March 31, 2022	432,677	$3,960,588	$(2,407,250)	$(2,020)	$486,970	$2,038,288	$681,842
Other comprehensive income (net of tax):
Net income	—	—	55,230	—	3,948	59,178	14,628
Pension and other post-retirement benefits liability adjustment, net of tax expense of $12	—	—	—	34	—	34	—
Dividends on common shares ($0.15 per share)	—	—	(64,991)	—	—	(64,991)	—
Share-based compensation plans, net	104	4,470	—	—	—	4,470	—
Dividends paid to holders of Equitrans Midstream Preferred Shares ($0.4873 per share)	—	—	—	—	—	—	(14,628)
Balance at June 30, 2022	432,781	$3,965,058	$(2,417,011)	$(1,986)	$490,918	$2,036,979	$681,842
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited consolidated financial statements include all adjustments (consisting of only normal, recurring adjustments, unless otherwise disclosed in this Quarterly Report on Form 10-Q) necessary for a fair presentation of the financial position of the Company as of June 30, 2022, the results of its operations and equity for the three and six months ended June 30, 2022 and 2021 and its cash flows for the six months ended June 30, 2022 and 2021. The consolidated balance sheet at December 31, 2021 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2021, which includes all disclosures required by GAAP.
Due to, among other things, the seasonal nature of the Company's utility customer contracts, as well as producers’ well completion activities and varying needs for fresh and produced water (which are primarily driven by horizontal lateral lengths and the number of completion stages per well), the interim statements for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

For further information, refer to the Company's annual consolidated financial statements and related notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, as well as Part I, "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.
Recently Issued Accounting Standards.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance is applicable to the calculation of each dividend following March 31, 2024 for the Equitrans Midstream Preferred Shares pursuant to the Company's Second Amended and Restated Articles of Incorporation, as well as any Company contracts that use the London Inter-Bank Offered Rate (LIBOR) as a reference rate. The ASU was effective immediately but is only available through December 31, 2022. In April 2022, the FASB proposed deferring the sunset date for applying reference rate reform relief in Topic 848 to December 31, 2024. The Company is currently evaluating the potential impact of adopting this standard on its financial statements and related disclosures.
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
2.     Impairment of Long-Lived Assets
During the three months ended June 30, 2021, the Company performed a recoverability test of the Equitrans Water Services (OH) LLC (Ohio Water) long-lived assets due to decreased producer activity in Ohio within the Company's water services segment. As a result of the recoverability test, management determined that the carrying value of the Ohio Water long-lived assets (which consisted of water pipelines, impoundment facilities, pumping stations, take point facilities and measurement facilities that support well completion activities and collect flowback and produced water for recycling or disposal in Ohio) was not recoverable under ASC 360, Impairment Testing: Long-Lived Assets Classified as Held and Used. The Company estimated the fair value of the Ohio Water asset group and determined that the fair value was less than the assets’ carrying value, which resulted in impairment charges of approximately $56.2 million to the Ohio Water assets within the Company's Water segment. The non-cash impairment charge was recognized during the second quarter of 2021 and is included in the impairment of long-lived assets line on the statements of consolidated comprehensive income.
3.    Financial Information by Business Segment
The Company reports its operations in three segments that reflect its three lines of business of Gathering, Transmission and Water, which reflects the manner in which management evaluates the business for making operating decisions and assessing performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Thousands)
Revenues from customers:
Gathering	$225,314	$239,952	$445,104	$490,028
Transmission	91,078	92,898	201,873	204,317
Water	12,219	15,445	23,780	33,946
Total operating revenues	$328,611	$348,295	$670,757	$728,291
Operating income (loss):
Gathering	$119,564	$126,873	$235,185	$266,727
Transmission	60,841	61,962	145,403	143,450
Water (a)	3,120	(55,640)	1,264	(51,163)
Headquarters (b)	(227)	(242)	(616)	(481)
Total operating income	$183,298	$132,953	$381,236	$358,533

Reconciliation of operating income to net income:
Equity income (c)	$39	$5,921	$43	$5,924
Other income, net (d)	14,173	9,453	20,521	17,052
Loss on extinguishment of debt	(24,937)	—	(24,937)	(41,025)
Net interest expense	(95,117)	(95,642)	(188,238)	(190,786)
Income tax expense	3,650	12,564	9,911	32,980
Net income	$73,806	$40,121	$178,714	$116,718
(a)Impairment of long-lived assets of $56.2 million for the three and six months ended June 30, 2021 was included in Water operating income. See Note 2 for further information.
(b)Includes certain unallocated corporate expenses.
(c)Equity income is included in the Transmission segment.
(d)Includes unrealized gains on derivative instruments recorded in the Gathering segment.

	June 30, 2022	December 31, 2021
	(Thousands)
Segment assets:
Gathering	$7,639,939	$7,638,877
Transmission (a)	2,830,706	2,769,097
Water	159,910	151,151
Total operating segments	10,630,555	10,559,125
Headquarters, including cash	331,375	361,639
Total assets	$10,961,930	$10,920,764
(a)The equity investment in the MVP Joint Venture is included in the Transmission segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Thousands)
Depreciation:
Gathering	$48,573	$46,911	$96,828	$93,458
Transmission	13,904	13,826	27,798	27,626
Water	4,804	8,201	9,321	16,376
Headquarters	376	377	753	473
Total	$67,657	$69,315	$134,700	$137,933
Capital expenditures:
Gathering (a)	$69,189	$59,680	$122,336	$107,793
Transmission (b)	6,339	7,790	10,565	11,295
Water	22,526	4,820	32,091	9,627
Headquarters	1	215	13	1,372
Total (c)	$98,055	$72,505	$165,005	$130,087
(a)Includes capital expenditures related to the noncontrolling interest in Eureka Midstream Holdings, LLC (Eureka Midstream) of approximately $8.7 million and $11.7 million for the three and six months ended June 30, 2022, respectively, and approximately $4.1 million and $5.8 million for the three and six months ended June 30, 2021, respectively.
(b)Transmission capital expenditures do not include aggregate capital contributions made to the MVP Joint Venture for the MVP and MVP Southgate projects of approximately $39.2 million and $111.8 million for the three and six months ended June 30, 2022, respectively, and approximately $73.9 million and $84.7 million for the three and six months ended June 30, 2021, respectively.
(c)The Company accrues capital expenditures when the work has been completed but the associated bills have not yet been paid. Accrued capital expenditures are excluded from the statements of consolidated cash flows until they are paid. The net impact of non-cash capital expenditures, including the effect of accrued capital expenditures, transfers to/from inventory as assets are completed/assigned to a project and capitalized share-based compensation costs, was $(6.2) million and $(1.9) million for the three and six months ended June 30, 2022, respectively, and $(3.4) million and $0.3 million for the three and six months ended June 30, 2021, respectively.
4.    Revenue from Contracts with Customers
For the three and six months ended June 30, 2022 and 2021, substantially all revenues recognized on the Company's statements of consolidated comprehensive income are from contracts with customers. As of June 30, 2022 and December 31, 2021, all receivables recorded on the Company's consolidated balance sheets represented performance obligations that have been satisfied and for which an unconditional right to consideration exists.
Summary of disaggregated revenues. The tables below provide disaggregated revenue information by business segment.

	Three Months Ended June 30, 2022
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues (a)	$138,605	$84,675	$9,375	$232,655
Volumetric-based fee revenues	86,709	6,403	2,844	95,956
Total operating revenues	$225,314	$91,078	$12,219	$328,611

	Three Months Ended June 30, 2021
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues (a)	$149,360	$83,797	$929	$234,086
Volumetric-based fee revenues (b)	90,592	9,101	14,516	114,209
Total operating revenues	$239,952	$92,898	$15,445	$348,295

	Six Months Ended June 30, 2022
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues (a)	$271,202	$187,545	$15,127	$473,874
Volumetric-based fee revenues	173,902	14,328	8,653	196,883
Total operating revenues	$445,104	$201,873	$23,780	$670,757

	Six Months Ended June 30, 2021
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues (a)	$297,552	$185,186	$2,773	$485,511
Volumetric-based fee revenues (b)	192,476	19,131	31,173	242,780
Total operating revenues	$490,028	$204,317	$33,946	$728,291
(a) Firm reservation fee revenues associated with Gathering included MVC unbilled revenues of approximately $6.2 million and $8.9 million for the three and six months ended June 30, 2022, respectively. Firm reservation fee revenues associated with Gathering and Water included MVC unbilled revenues of approximately $3.7 million and $0.5 million, respectively, for the three months ended June 30, 2021, and approximately $6.9 million and $1.0 million, for the six months ended June 30, 2021, respectively.
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

The following table presents changes in the Company's unbilled revenue balance during the six months ended June 30, 2022 and 2021:

	Unbilled Revenue
	2022	2021
	(Thousands)
Balance as of beginning of period	$16,772	$18,618
Revenue recognized in excess of amounts invoiced (a)	10,940	14,624
Minimum volume commitments invoiced (b)	(14,884)	(16,931)
Amortization (c)	(220)	—
Balance as of end of period	$12,608	$16,311
(a)Primarily includes revenues associated with MVCs that are generally included in firm reservation fee revenues within the Gathering and Water segments. During the six months ended June 30, 2021, also includes other contractual commitments of approximately $6.4 million.
(b)Unbilled revenues are transferred to accounts receivable once the Company has an unconditional right to consideration from the customer.
(c)Amortization of capitalized contract costs paid to customers over the expected life of the agreement.
Contract liabilities. The Company's contract liabilities consisted of deferred revenue primarily associated with the EQT Global GGA. Contract liabilities are classified as current or non-current according to when such amounts are expected to be recognized. As of June 30, 2022, total contract liabilities were $998.6 million, of which $1.6 million was classified as current and recorded in accrued liabilities and $997.0 million was classified as non-current and recorded in contract liability on the Company's consolidated balance sheet. As of December 31, 2021, total contract liabilities were $822.4 million, of which $1.1 million was classified as current and recorded in accrued liabilities and $821.3 million was classified as non-current and recorded in contract liability on the Company's consolidated balance sheet.
The following table presents changes in the Company's contract liability balances during the six months ended June 30, 2022 and 2021:

	Contract Liability
	2022	2021
	(Thousands)
Balance as of beginning of period	$822,416	$398,750
Amounts recorded during the period (a)	176,743	146,548
Amounts transferred during the period (b)	(537)	—
Balance as of end of period	$998,622	$545,298
(a)Includes deferred billed revenue during the six months ended June 30, 2022 and 2021 primarily associated with the EQT Global GGA.
(b)Deferred revenues are recognized as revenue upon satisfaction of the Company's performance obligation to the customer.

Summary of remaining performance obligations. The following table summarizes the estimated transaction price allocated to the Company's remaining performance obligations under all contracts with firm reservation fees, MVCs and/or ARCs as of June 30, 2022 that the Company will invoice or transfer from contract liabilities and recognize in future periods.

	2022(a)	2023	2024	2025	2026	Thereafter	Total
	(Thousands)
Gathering firm reservation fees	$44,089	$106,086	$170,004	$175,453	$166,557	$1,865,013	$2,527,202
Gathering revenues supported by MVCs	227,117	465,269	436,640	456,168	467,718	3,543,596	5,596,508
Transmission firm reservation fees	178,357	362,792	377,318	363,982	359,131	3,311,056	4,952,636
Water revenues supported by ARCs	18,750	37,500	37,500	37,500	37,500	193,750	362,500
Total (b)	$468,313	$971,647	$1,021,462	$1,033,103	$1,030,906	$8,913,415	$13,438,846
(a)    July 1, 2022 through December 31, 2022.
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
Based on total projected contractual revenues, including projected contractual revenues from future capacity expected from expansion projects that are not yet fully constructed for which the Company has executed firm contracts, the Company's firm gathering contracts and firm transmission and storage contracts had weighted average remaining terms of approximately 14 years and 13 years, respectively, as of June 30, 2022.

5.    Related Party Transactions
In the ordinary course of business, the Company engages in transactions with EQT and its affiliates, including but not limited to, entering into new or amending existing gathering agreements, transportation service and precedent agreements, storage agreements and/or water services agreements, however, based solely on information reported by EQT in a Schedule 13G/A filed with the SEC on April 28, 2022, EQT was no longer a related party of the Company as of April 22, 2022 and the amounts disclosed related to EQT below are accordingly presented with respect to the full 2021 periods during which EQT was considered a related party.
The following table summarizes the Company's related party transactions.

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
	(Thousands)
Operating revenues	$223,099	$448,056
Interest income from the Preferred Interest	1,451	2,920
Principal Payments received on the Preferred Interest	1,295	2,572
The following table summarizes the Company's related party receivables and payables.

December 31, 2021
(Thousands)
Accounts receivable	$188,383
Contract asset	2,246
Preferred Interest	99,838
Contract liability	818,658
6.    Investment in Unconsolidated Entity
The MVP Joint Venture is constructing the Mountain Valley Pipeline (MVP), an estimated 300-mile natural gas interstate pipeline that is designed to span from northern West Virginia to southern Virginia. The Company will operate the MVP and owned a 47.1% interest in the MVP project as of June 30, 2022. On November 4, 2019, Consolidated Edison, Inc. (Con Edison) exercised an option to cap its investment in the construction of the MVP project at approximately $530 million (excluding AFUDC). The Company and NextEra Energy, Inc. are obligated to, and RGC Resources, Inc., another member of the MVP Joint Venture owning an interest in the MVP project, has opted to, fund the shortfall in Con Edison's capital contributions, on a pro rata basis. Such funding by the Company and funding by other members has and will correspondingly increase the Company's and such other funding members' respective interests in the MVP project and decrease Con Edison's interest in the MVP project. As a result, based on the Company's targeted cost for the project of approximately $6.6 billion (excluding AFUDC), the Company's equity ownership in the MVP project will progressively increase from approximately 47.1% to approximately 48.1%. The MVP Joint Venture is a variable interest entity because it has insufficient equity to finance its activities during the construction stage of the project. The Company is not the primary beneficiary of the MVP Joint Venture because the Company does not have the power to direct the activities that most significantly affect the MVP Joint Venture's economic performance. Certain business decisions, such as decisions to make distributions of cash, require a greater than 66 2/3% ownership interest approval, and no one member owns more than a 66 2/3% interest.
In April 2018, the MVP Joint Venture announced the MVP Southgate project, which is a proposed 75-mile interstate pipeline that is contemplated to extend from the MVP at Pittsylvania County, Virginia to new delivery points in Rockingham and Alamance Counties, North Carolina. The Company is expected to operate the MVP Southgate pipeline and owned a 47.2% interest in the MVP Southgate project as of June 30, 2022. The MVP Joint Venture continues to evaluate the MVP Southgate project, including engaging in discussions with the project shipper, Dominion Energy North Carolina, regarding options with respect to the project, including potentially refining the project’s design and timing in lieu of pursuing the project as originally contemplated. Dominion Energy North Carolina’s obligations under the precedent agreement in support of the original project are subject to certain conditions, including that the MVP Joint Venture would have completed construction of the project facilities by June 1, 2022, which deadline is subject to extension by virtue of previously declared events of force majeure. The Company is unable to predict the results of the discussions between the MVP Joint Venture and Dominion Energy North Carolina, including any potential modifications to the project, or ultimate undertaking or completion of the project.

In the fourth quarter of 2021, the Company incurred an other-than-temporary decline in value in its equity investment in the MVP Joint Venture, primarily due to unfavorable decisions by the U.S. Fourth Circuit Court of Appeals that vacated and remanded key authorizations, that resulted in a pre-tax impairment charge of $1.9 billion. As a result of the impairment, the carrying value of the Company's equity investment in the MVP Joint Venture was reduced to $1.2 billion as of December 31, 2021. There is risk that the Company's equity investment in the MVP Joint Venture may be further impaired in the future due to ongoing (and potentially future) legal and regulatory matters, as well as potential macroeconomic factors, including other than temporary market fluctuations, changes in interest rates, cost increases and other unanticipated events. While macroeconomic factors in and of themselves may not be a direct indicator of impairment, should an impairment indicator be identified in the future, macroeconomic factors such as changes in interest rates could ultimately impact the size and scope of any potential impairment.
In May 2022, based on the Company's targeted cost for the project, the MVP Joint Venture issued a capital call notice for the funding of the MVP project to MVP Holdco, LLC (MVP Holdco), a wholly owned subsidiary of the Company, for $42.6 million, of which $18.4 million was paid in July 2022, $6.7 million was paid in August 2022, with the remaining $17.5 million expected to be paid in September 2022. The capital contributions payable and the corresponding increase to the investment balance are reflected on the consolidated balance sheet as of June 30, 2022.
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
Based on EQM’s credit rating levels, EQM has delivered replacement credit support to the MVP Joint Venture in the form of letters of credit, which, in the case of the MVP project was in the amount of approximately $219.7 million and, in the case of the MVP Southgate, was in the amount of approximately $14.2 million, in each case, as of June 30, 2022. The amount of each of the letters of credit is subject to adjustment based upon the applicable project's construction budget. Upon the FERC’s initial release to begin construction of the MVP Southgate project, the Company's then-current letter of credit to support MVP Southgate will be terminated, and the Company will be obligated to deliver a new letter of credit (or provide another allowable form of performance assurance) in an amount equal to 33% of MVP Holdco’s proportionate share of the remaining capital obligations for the MVP Southgate project under the applicable construction budget.
The following tables summarize the unaudited condensed consolidated financial statements of the MVP Joint Venture in relation to the MVP project.
Condensed Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
	(Thousands)
Current assets	$67,670	$148,820
Non-current assets	6,589,161	6,432,288
Total assets	$6,656,831	$6,581,108

Current liabilities	$126,848	$160,331
Equity	6,529,983	6,420,777
Total liabilities and equity	$6,656,831	$6,581,108

Condensed Statements of Consolidated Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Thousands)
Operating income (expenses)	$41	$(150)	$40	$(150)
Other income	42	4	52	10
Net interest income	—	3,875	—	3,875
AFUDC - equity	—	9,042	—	9,042
Net income	$83	$12,771	$92	$12,777
7.    Debt
Amended EQM Revolving Credit Facility. On April 22, 2022 (the Amendment Date), EQM entered into an amendment (the Amendment) to that certain Third Amended and Restated Credit Agreement, dated as of October 31, 2018, among EQM, as borrower, Wells Fargo Bank, National Association, as the administrative agent, swing line lender, and an L/C issuer, the lenders party thereto from time to time and any other persons party thereto from time to time (as amended by that certain First Amendment to Third Amended and Restated Credit Agreement, dated as of March 30, 2020, and by that certain Second Amendment to Third Amended and Restated Credit Agreement, dated as of April 16, 2021) (as amended by the Amendment and as may be further amended, restated, amended and restated, supplemented or otherwise modified from time to time, the Amended EQM Credit Facility). For the avoidance of doubt, any reference to the Amended EQM Credit Facility as of any particular date shall mean the Amended EQM Credit Facility as in effect on such date. The Amendment, among other things:

•Replaced LIBOR with the Secured Overnight Financing Rate (SOFR) as the benchmark rate for borrowings, including a credit spread adjustment of 0.10% for all applicable interest periods as well as for daily swing line borrowings.

•Extended the stated maturity date, with such extension only applicable for the lenders approving the Amendment, from October 31, 2023 (the Earlier Maturity Date) to April 30, 2025 (the Later Maturity Date).

•Reduced the aggregate commitments available under the Amended EQM Credit Facility, as amended by the Amendment, on a non-pro rata basis to approximately $2.16 billion, with approximately $1.55 billion in aggregate commitments available under the Amended EQM Credit Facility, as amended by the Amendment, on and after the Earlier Maturity Date and prior to the Later Maturity Date.

•Amended the definition of “Applicable Rate” to change the applicable percentages per annum set forth in the “Pricing Grid” for certain pricing levels, which continue to be determined on the basis of EQM’s then current credit ratings. As of the Amendment Date, (i) Base Rate Loans (as defined in the Amended EQM Credit Facility, as amended by the Amendment) bear interest at a base rate plus a margin of 1.750% per annum, (ii) SOFR Loans (as defined in the Amended EQM Credit Facility, as amended by the Amendment) bear interest at Adjusted Term SOFR (as defined in the Amended EQM Credit Facility, as amended by the Amendment) plus a margin of 2.750% per annum, (iii) Daily Simple Swing Line Loans (as defined in the Amended EQM Credit Facility, as amended by the Amendment) bear interest at Adjusted Daily Simple SOFR (as defined in the Amended EQM Credit Facility, as amended by the Amendment) plus a margin of 2.750% per annum, (iv) the letter of credit fee payable on the daily maximum amount available under each letter of credit is 2.750% per annum and (v) the commitment fee payable for unused commitments is 0.500% per annum.

•Amended the financial covenant, such that the Consolidated Leverage Ratio (as defined in the Amended EQM Credit Facility, as amended by the Amendment) as at the end of each fiscal quarter of EQM ending on or after the Amendment Date cannot exceed 5.50 to 1.00; provided that, effective as of the MVP Mobilization Effective Date (as defined in the Amended EQM Credit Facility, as amended by the Amendment), the maximum Consolidated Leverage Ratio permitted with respect to the end of the fiscal quarter in which the MVP Mobilization Effective Date occurs and the end of each of the three consecutive fiscal quarters of EQM thereafter shall be 5.85 to 1.00.

•Reduced each of the general lien and general subsidiary debt baskets based on Consolidated Net Tangible Assets (as defined in the Amended EQM Credit Facility, as amended by the Amendment) from 5.0% to 2.5% of Consolidated Net Tangible Assets.

•Added a borrowing condition requiring that, solely to the extent a credit extension is used to repay, redeem or refinance EQM’s senior notes, total outstanding amounts under the Amended EQM Credit Facility, as amended by the Third Amendment, must not exceed 85% of the aggregate commitments after giving effect to the use of proceeds.
As of June 30, 2022, the Company had aggregate commitments available under the Amended EQM Credit Facility of approximately $2.16 billion before the Earlier Maturity Date, with approximately $1.55 billion in aggregate commitments available on and after the Earlier Maturity Date and prior to the Later Maturity Date. As of June 30, 2022, EQM had approximately $160 million of borrowings and $234.9 million of letters of credit outstanding under the Amended EQM Credit Facility. As of December 31, 2021, EQM had approximately $225 million of borrowings and $234.9 million of letters of credit outstanding under the Amended EQM Credit Facility. During the three and six months ended June 30, 2022, the maximum outstanding borrowings at any time were approximately $180 million and $280 million, respectively, and the average daily balances were approximately $126 million and $193 million, respectively. EQM incurred interest at weighted average annual interest rates of approximately 3.5% and 3.0% for the three and six months ended June 30, 2022, respectively. During the three and six months ended June 30, 2021, the maximum outstanding borrowings at any time were approximately $485 million and $525 million, respectively, and the average daily balances were approximately $475 million and $482 million, respectively. EQM incurred interest at weighted average annual interest rates of approximately 2.7% and 2.5% for the three and six months ended June 30, 2021, respectively. For the three and six months ended June 30, 2022, commitment fees of $2.0 million and $3.8 million were paid to maintain credit availability under the Amended EQM Credit Facility. For the three and six months ended June 30, 2021, commitment fees of $1.6 million and $3.9 million were paid to maintain credit availability under the Amended EQM Credit Facility. As of June 30, 2022, no term loans were outstanding under the Amended EQM Credit Facility.
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
As of June 30, 2022, and December 31, 2021, Eureka had approximately $261 million and $280 million, respectively, of borrowings outstanding under the 2021 Eureka Credit Facility. For the three and six months ended June 30, 2022, the maximum amount of outstanding borrowings under the 2021 Eureka Credit Facility at any time was approximately $268 million and $280 million, respectively, the average daily balance was approximately $262 million and $269 million, respectively, and Eureka incurred interest at weighted average annual interest rates of approximately 3.5% and 3.2%, respectively. For the three and six months ended June 30, 2022, commitment fees of $0.2 million and $0.3 million were paid to maintain credit availability under the 2021 Eureka Credit Facility. For the three and six months ended June 30, 2021, the maximum amount of outstanding borrowings under the Former Eureka Credit Facility and 2021 Eureka Credit Facility at any time was approximately $315 million, the average daily balance was approximately $310 million and $308 million, respectively, and Eureka incurred interest at weighted average annual interest rates of approximately 2.5% and 2.4%, respectively. For the three and six months ended June 30, 2021, commitment fees of $0.1 million and $0.2 million, respectively, were paid to maintain credit availability under the Former Eureka Credit Facility and 2021 Eureka Credit Facility, as applicable.

2022 Senior Notes. On June 7, 2022, EQM completed a private offering of $500 million aggregate principal amount of new 7.50% senior notes due 2027 (the 2027 Notes) and $500 million aggregate principal amount of new 7.50% senior notes due 2030 (the 2030 Notes and, together with the 2027 Notes, the 2022 Senior Notes) and received net proceeds from the offering of approximately $984.5 million inclusive of a discount of approximately $12.5 million and debt issuance costs of approximately $3.0 million.

The 2022 Senior Notes were issued under and are governed by an indenture, dated June 7, 2022 (the 2022 Indenture), between EQM and U.S. Bank Trust Company, National Association, as trustee. The 2022 Indenture contains covenants that limit EQM’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale and leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all of EQM’s assets. The 2027 Notes will mature on June 1, 2027 and interest on the 2027 Notes is payable semi-annually on June 1 and December 1 of each year, commencing December 1, 2022. The 2030 Notes will mature on June 1, 2030 and interest on the 2030 Notes is payable semi-annually on June 1 and December 1 of each year, commencing December 1, 2022.

The 2022 Senior Notes are unsecured and rank equally with all of EQM’s existing and future senior obligations. The 2022 Senior Notes are senior in right of payment to any of EQM’s future obligations that are, by their terms, expressly subordinated in right of payment to the 2022 Senior Notes. The 2022 Senior Notes are effectively subordinated to EQM’s secured obligations, if any, to the extent of the value of the collateral securing such obligations, and structurally subordinated to all indebtedness and obligations, including trade payables, of EQM’s subsidiaries, other than any subsidiaries that may guarantee the 2022 Senior Notes in the future.

EQM may, at its option, redeem some or all of the 2027 Notes and the 2030 Notes, in whole or in part, at any time prior to their maturity at the applicable redemption price as set forth in the 2022 Indenture.

Upon the occurrence of a Change of Control Triggering Event (as defined in the 2022 Indenture), EQM may be required to offer to purchase the 2022 Senior Notes at a purchase price equal to 101% of the aggregate principal amount of the 2022 Senior Notes repurchased, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.

The 2022 Indenture contains certain events of default, including the following: (1) default in the payment of interest on such 2022 Senior Notes when due that continues for 30 days; (2) default in the payment of principal of or premium, if any, on any such 2022 Senior Notes when due, whether at its stated maturity, upon redemption or otherwise; (3) failure by EQM or any subsidiary guarantor, if any, to comply for 90 days with the other agreements with respect to such 2022 Senior Notes contained in the 2022 Indenture after written notice by the trustee or by the holders of at least 25% in principal amount of the outstanding 2022 Senior Notes of such series; (4) certain events of bankruptcy, insolvency or reorganization of EQM or any subsidiary guarantor, if any, that is one of EQM’s Significant Subsidiaries (as defined in the 2022 Indenture); and (5) if such 2022 Senior Notes are guaranteed by a subsidiary guarantor that is one of EQM’s Significant Subsidiaries, (a) the guarantee of that subsidiary guarantor ceases to be in full force and effect, except as otherwise provided in the 2022 Indenture; (b) the guarantee of that subsidiary guarantor is declared null and void in a judicial proceeding; or (c) that subsidiary guarantor denies or disaffirms its obligations under the 2022 Indenture or its guarantee.

If an event of default occurs and is continuing, the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding 2022 Senior Notes of such series may declare the 2022 Senior Notes of such series to be due and payable. Upon such a declaration, such principal, premium, if any, and accrued and unpaid interest on such 2022 Senior Notes will be due and payable immediately. If an Event of Default relating to certain events of bankruptcy, insolvency or reorganization occurs, all outstanding 2022 Senior Notes will become due and payable immediately without further action or notice on the part of the Trustee or any holders of the 2022 Senior Notes.

EQM used the net proceeds from the offering of the 2022 Senior Notes and cash on hand to purchase (i) an aggregate principal amount of approximately $501.1 million of its outstanding 4.75% notes due 2023 (2023 Notes) pursuant to a tender offer for any and all of the outstanding 2023 Notes (the Any and All Tender Offer) and an open market purchase following the expiration of the Any and All Tender Offer, and (ii) an aggregate principal amount of $300 million of its outstanding 6.00% notes due 2025 (2025 Notes), and an aggregate principal amount of $200 million of its outstanding 4.00% notes due 2024 (2024 Notes), pursuant to tender offers (the Maximum Tender Offers, together with the Any and All Tender Offer, the 2022 Tender Offers) for the 2025 Notes and 2024 Notes, which such Maximum Tender Offers reflected a maximum aggregate principal amount of 2025 Notes and 2024 Notes to be purchased of $500 million (such amount, the Aggregate Maximum Principal Amount).

2022 Tender Offers. On June 6, 2022, the Any and All Tender Offer expired and, on June 7, 2022 and June 9, 2022, EQM purchased an aggregate principal amount of approximately $496.8 million of 2023 Notes at an aggregate cost of approximately $506.7 million pursuant to the Any and All Tender Offer. On June 10, 2022, which was after the closing of the Any and All Tender Offer, EQM also repurchased an aggregate principal amount of approximately $4.3 million of 2023 Notes in the open market at an aggregate cost of approximately $4.4 million. On June 13, 2022, which was the early tender deadline for the Maximum Tender Offers, the Aggregate Maximum Principal Amount was fully subscribed by the 2024 Notes and 2025 Notes then tendered, and, on June 14, 2022, EQM purchased an aggregate principal amount of $200 million of 2024 Notes and $300 million of 2025 Notes at an aggregate cost of approximately $509 million (inclusive of the applicable early tender premium for the 2024 Notes and 2025 Notes described in that certain Offer to Purchase of EQM dated May 31, 2022, as amended).
During the three and six months ended June 30, 2022, the Company incurred a loss on extinguishment of debt of approximately $24.9 million related to the payment of the 2022 Tender Offers and open market repurchase premiums and fees, and write off of the respective unamortized discounts and financing costs associated with the purchase of portions of 2023, 2024 and 2025 Notes in the 2022 Tender Offers. This amount is included in the loss on extinguishment of debt line on the statements of consolidated comprehensive income.
2021 Senior Notes. During the first quarter of 2021, EQM issued, in a private offering, $800 million aggregate principal amount of new 4.50% senior notes due 2029 (the 2029 Notes) and $1,100 million aggregate principal amount of new 4.75% senior notes due 2031 (the 2031 Notes and, together with the 2029 Notes, the 2021 Senior Notes) and received net proceeds from the offering of approximately $1,876.5 million (excluding costs related to the 2021 Tender Offers discussed below), inclusive of a discount of $19 million and debt issuance costs of $4.5 million. EQM used the net proceeds from the offering of the 2021 Senior Notes and cash on hand to repay all outstanding borrowings under the Amended 2019 EQM Term Loan Agreement, to purchase an aggregate principal amount of $500 million of its then outstanding 2023 Notes pursuant to tender offers for certain of EQM's outstanding indebtedness (such tender offers, the 2021 Tender Offers), and for general partnership purposes.
2021 Tender Offers. On January 15, 2021 (the 2021 early tender deadline), the maximum principal amount for the 2021 Tender Offers was fully subscribed by the 2023 Notes tendered as of the 2021 early tender deadline and on January 20, 2021, EQM purchased an aggregate principal amount of $500 million of 2023 Notes at an aggregate cost of approximately $537 million (inclusive of the applicable early tender premium for the 2023 Notes described in that certain Offer to Purchase of EQM dated January 4, 2021, as amended, plus accrued interest).
The Company incurred a loss on the extinguishment of debt of $41.0 million during the three months ended March 31, 2021 related to the payment of the 2021 Tender Offers premium and write off of unamortized discounts and financing costs related to the prepayment of the EQM Term Loans under, and termination of, the Amended 2019 EQM Term Loan Agreement and purchase of 2023 Notes in the 2021 Tender Offers. This amount is included in the loss on extinguishment of debt line on the statements of consolidated comprehensive income.
As of June 30, 2022, EQM and Eureka were in compliance with all debt provisions and covenants.
8.    Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis. The Company records derivative instruments at fair value on a gross basis in its consolidated balance sheets. The EQT Global GGA provides for potential cash bonus payments payable by EQT to the Company during the period beginning on the first day of the calendar quarter in which the MVP full in-service date occurs through the calendar quarter ending December 31, 2024 (the Henry Hub cash bonus payment provision). The potential cash bonus payments are conditioned upon the quarterly average of certain Henry Hub natural gas prices exceeding certain price thresholds. The Henry Hub cash bonus payment provision is accounted for as a derivative instrument and recorded at its estimated fair value using a Monte Carlo simulation model. Significant inputs used in the fair value measurement include NYMEX Henry Hub natural gas futures prices as of the date of valuation, the targeted in-service date for the MVP, risk-free interest rates based on U.S. Treasury rates, expected volatility of NYMEX Henry Hub natural gas futures prices and an estimated credit spread of EQT. The expected volatility of NYMEX Henry Hub natural gas futures prices used in the valuation methodology represents a significant unobservable input causing the Henry Hub cash bonus payment provision to be designated as a Level 3 fair value measurement. An expected average volatility of approximately 45% was utilized in the valuation model, which is based on market-quoted volatilities of relevant NYMEX Henry Hub natural gas forward prices. As of June 30, 2022 and December 31, 2021, the fair values of the Henry Hub cash bonus payment provision were $71.8 million and $51.6 million, respectively, which were recorded in other assets on the Company's consolidated balance sheets. During the three and six months ended June 30, 2022, the Company recognized gains of $13.7 million and $20.2 million, respectively, representing the change in estimated fair value of the derivative instrument during the respective periods. During the three and six months ended June 30, 2021, the Company recognized gains of $9.4 million and $16.6 million, respectively, representing the change in estimated fair value of the derivative instrument during the respective periods. The gains are reflected in other income, net in the Company's statements of consolidated comprehensive income.
Other Financial Instruments. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short maturity of the instruments; as such, their fair values are Level 1 fair value measurements. The carrying values of borrowings under the Amended EQM Credit Facility, the Former Eureka Credit Facility (prior to its termination), the 2021 Eureka Credit Facility and the Amended 2019 EQM Term Loan Agreement (prior to its termination) approximate fair value as the interest rates are based on prevailing market rates; these are considered Level 1 fair value measurements. As EQM's borrowings under its senior notes are not actively traded, their fair values are estimated using an income approach model that applies a discount rate based on prevailing market rates for debt with similar remaining time-to-maturity and credit risk; as such, their fair values are Level 2 fair value measurements. As of June 30, 2022, and December 31, 2021, the estimated fair values of EQM's senior notes were approximately $5,655.8 million and $7,060.5 million, respectively, and the carrying values of EQM's senior notes were approximately $6,428.4 million and $6,434.9 million, respectively. The fair value of the Preferred Interest is a Level 3 fair value measurement and is estimated using an income approach model that applies a market-based discount rate. As of June 30, 2022, and December 31, 2021, the estimated fair values of the Preferred Interest were approximately $100.9 million and $117.0 million, respectively, and the carrying values of the Preferred Interest were approximately $97.1 million and $100.0 million, respectively.
9.    Earnings Per Share
The Company excluded 30,113 and 30,125 (in thousands) of weighted average anti-dilutive securities related to the Equitrans Midstream Preferred Shares and stock-based compensation awards from the computation of diluted weighted average common shares outstanding for the three and six months ended June 30, 2022, respectively. The Company excluded 30,018 (in thousands), in each case, of weighted average anti-dilutive securities related to the Equitrans Midstream Preferred Shares from the computation of diluted weighted average common shares outstanding for the three and six months ended June 30, 2021.
The Company grants Equitrans Midstream phantom units to certain non-employee directors that will be paid in Equitrans Midstream common stock upon the director's termination of service on the Board. As there are no remaining service, performance or market conditions related to these awards, 588 and 615 (in thousands) Equitrans Midstream phantom units were included in the computation of basic and diluted weighted average common shares outstanding for the three and six months ended June 30, 2022, respectively, and 502 and 494 (in thousands) Equitrans Midstream phantom units were included in the computation of basic and diluted weighted average common shares outstanding for the three and six months ended June 30, 2021, respectively.
10.     Income Taxes
The Company's effective tax rate was 4.7% for the three months ended June 30, 2022, compared to 23.8% for the three months ended June 30, 2021. The Company's effective tax rate was 5.3% for the six months ended June 30, 2022, compared to 22.0% for the six months ended June 30, 2021. For the three and six months ended June 30, 2022 and 2021, the Company calculated the provision for income taxes for interim periods by applying an estimate of the annual effective tax rate for the full fiscal year to "ordinary" income or loss (income (loss) before income taxes excluding unusual or infrequently occurring items) for the periods. The effective tax rate was lower for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 primarily due to a reduction in the valuation allowances that limit tax benefits for the Company’s federal and state deferred tax assets, which valuation allowances were recorded by the Company at December 31, 2021. The effective tax rate for the three and six months ended June 30, 2022 was lower than the statutory rate primarily due to the reduction in the valuation allowances that limit tax benefits for the Company’s federal and state deferred tax assets. The effective tax rate for the three and six months ended June 30, 2021 was lower than the statutory rate primarily due to the impact of AFUDC - equity on the MVP project.
For the six months ended June 30, 2022, the Company believes that it is more likely than not that the benefit from a portion of its state net operating loss (NOL) carryforwards, deferred tax assets related to interest disallowance under Internal Revenue Code Section 163(j), and certain state deferred tax assets, net of offsetting deferred tax liabilities, will not be realized and accordingly, the Company maintains related valuation allowances. For the six months ended June 30, 2022, the Company recorded an income tax benefit of approximately $39.3 million related to changes in valuation allowances because of decreases in federal and state deferred tax assets. As of June 30, 2022 and December 31, 2021, the valuation allowances related to federal and state deferred tax assets that are not more likely than not to be realized were approximately $58.3 million and $97.6 million, respectively.
Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not (greater than 50%) that a tax benefit will not be realized. In evaluating the need for a valuation allowance, management considers available evidence, both positive and negative, including potential sources of taxable income, income available in carry-back periods, future reversals of taxable temporary differences, projections of taxable income and income from tax planning strategies. Positive evidence includes reversing temporary differences and projection of future profitability within the carry-forward period, including from tax planning strategies. Negative evidence includes historical pre-tax book losses and Pennsylvania NOL expirations. A review of positive and negative evidence regarding these tax benefits resulted in the conclusion that valuation allowances on the Company’s state NOL carryforwards, deferred tax assets related to interest disallowance under Internal Revenue Code Section 163(j), and certain state deferred tax assets, net of offsetting deferred tax liabilities, were warranted as it was more likely than not that these assets will not be realized. Any determination to change the beginning of the year valuation allowance resulting from a change in the judgment about realizability of deferred tax assets in future years would impact the Company's income tax expense in the period in which such a determination is made.

11.     Subsequent Events
On July 8, 2022, the Company received written notice from EQT, pursuant to the EQT Global GGA, of EQT’s irrevocable election under the EQT Global GGA to forgo approximately $145 million of gathering fee relief in the first twelve-month period beginning the first day of the quarter in which the MVP full in-service date occurs and approximately $90 million of gathering fee relief in the second such twelve-month period in exchange for a cash payment from the Company to EQT in the amount of approximately $196 million. The Company expects to utilize borrowings under the Amended EQM Credit Facility to effect such payment. Such payment will, in accordance with the terms of the EQT Global GGA, be made by the Company to EQT no later than October 5, 2022.

EQUITRANS MIDSTREAM CORPORATION
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of financial condition and results of operations in conjunction with the consolidated financial statements, and the notes thereto, included elsewhere in this report.
Cautionary Statements
Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Section 27A of the Securities Act of 1933, as amended (the Securities Act). Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as "anticipate," "estimate," "could," "would," "will," "may," "forecast," "approximate," "expect," "project," "intend," "plan," "believe," "target," "seek," "strive," "continue" and other words of similar meaning in connection with any discussion of future operating or financial matters. Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the matters discussed in the section captioned "Outlook" in Part I, "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," and the expectations of plans, strategies, objectives, and growth and anticipated financial and operational performance of Equitrans Midstream Corporation (together with its subsidiaries, Equitrans Midstream or the Company), including:
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
•the ultimate gathering fee relief, and timing thereof, provided to EQT under the EQT Global GGA and related agreements;
•the Company's ability to de-lever and timing thereof;
•the weighted average contract life of gathering, transmission and storage contracts;
•infrastructure programs (including the timing, cost, capacity and sources of funding with respect to gathering, transmission and storage and water projects);
•the cost to construct or restore right-of-way for, capacity of, shippers for, timing and durability of regulatory approvals and concluding litigation, final design (including expansions, extensions or refinements and capital related thereto), ability to contract additional capacity on, mitigate emissions from, targeted in-service dates of, and completion of current, planned or in-service projects or assets, in each case as applicable;
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
•the effect and outcome of contractual disputes, litigation and other proceedings, including regulatory proceedings;

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
•the Company's seeking recoupment of, and ability to recoup, replacement and related costs;
•dividend amounts, timing and rates;
•changes in commodity prices and the effect of commodity prices on the Company's business;
•future decisions of customers in respect of production growth, curtailing natural gas production, timing of turning wells in line, rig and completion activity and related impacts on the Company's business;
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
•the Company's ability to achieve, and create value from, its environmental, social and governance (ESG) and sustainability targets and aspirations (including targets and aspirations set forth in its climate policy) and the Company's ability to respond, and impacts of responding, to increasing stakeholder scrutiny in these areas;
•the effectiveness of the Company's information technology and operational technology systems and practices to defend against evolving cyberattacks on United States critical infrastructure;
•the effects of government regulation including any quantification of potential impacts of regulatory matters related to climate change on the Company; and
•tax rates, status and position.
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
Executive Overview

Net income attributable to Equitrans Midstream common shareholders was $55.2 million ($0.13 per diluted share) for the three months ended June 30, 2022 compared to $22.5 million ($0.05 per diluted share) for the three months ended June 30, 2021. The increase resulted primarily from lower operating expenses and lower income tax expense, partially offset by the loss on debt extinguishment and lower operating revenues.

Net income attributable to Equitrans Midstream common shareholders was $141.7 million ($0.33 per diluted share) for the six months ended June 30, 2022 compared to $80.5 million ($0.19 per diluted share) for the six months ended June 30, 2021. The increase resulted primarily from lower operating expenses, lower income tax expense and a decrease in the loss on debt extinguishment, partially offset by lower operating revenues.

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

Business Segment Results
Operating segments are revenue-producing components of an enterprise for which separate financial information is produced internally and is subject to evaluation by the chief operating decision maker in deciding how to allocate resources. Headquarters costs consist primarily of certain unallocated corporate expenses and transaction costs, as applicable. Net interest expense, loss on extinguishment of debt, components of other income and income tax expense (benefit) are managed on a consolidated basis. The Company has presented each segment's operating income (loss), unrealized gain on derivative instruments, equity income, impairment of equity method investment and various operational measures, as applicable, in the following sections. Management believes that the presentation of this information is useful to management and investors regarding the financial condition, results of operations and trends and uncertainties of its segments. The Company has reconciled each segment's operating income (loss) to the Company's consolidated operating income and net income (loss) in Note 3 to the consolidated financial statements.

Gathering Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
	(Thousands, except per day amounts)
FINANCIAL DATA
Firm reservation fee revenues (a)	$138,605	$149,360	(7.2)	$271,202	$297,552	(8.9)
Volumetric-based fee revenues (b)	86,709	90,592	(4.3)	173,902	192,476	(9.7)
Total operating revenues	225,314	239,952	(6.1)	445,104	490,028	(9.2)
Operating expenses:
Operating and maintenance	21,703	24,274	(10.6)	43,878	46,940	(6.5)
Selling, general and administrative	19,269	25,689	(25.0)	36,803	50,493	(27.1)
Depreciation	48,573	46,911	3.5	96,828	93,458	3.6
Amortization of intangible assets	16,205	16,205	—	32,410	32,410	—
Total operating expenses	105,750	113,079	(6.5)	209,919	223,301	(6.0)
Operating income	$119,564	$126,873	(5.8)	$235,185	$266,727	(11.8)

Other income, net (c)	$13,726	$9,434	45.5	$20,168	$16,569	21.7

OPERATIONAL DATA
Gathered volumes (BBtu per day)
Firm capacity (d)	5,218	5,279	(1.2)	5,237	5,262	(0.5)
Volumetric-based services	2,654	3,106	(14.6)	2,696	3,225	(16.4)
Total gathered volumes	7,872	8,385	(6.1)	7,933	8,487	(6.5)

Capital expenditures (e)	$69,189	$59,680	15.9	$122,336	$107,793	13.5
(a)For the three and six months ended June 30, 2022, firm reservation fee revenues included approximately $6.2 million and $8.9 million, respectively, of MVC unbilled revenues. For the three and six months ended June 30, 2021, firm reservation fee revenues included approximately $3.7 million and $6.9 million, respectively, of MVC unbilled revenues.
(b)For the three and six months ended June 30, 2021, volumetric-based fee revenues included approximately $0.2 million and $6.4 million, respectively, of unbilled revenues.
(c)Other income, net includes the unrealized gains on derivative instruments associated with the Henry Hub cash bonus payment provision. See Note 8 to the consolidated financial statements for further information.
(d)Includes volumes up to the contractual MVC under agreements structured with MVCs. Volumes in excess of the contractual MVC are reported under Volumetric-based services.
(e)Includes approximately $8.7 million and $11.7 million of capital expenditures related to the noncontrolling interest in Eureka Midstream for the three and six months ended June 30, 2022, respectively, and includes approximately $4.1 million and $5.8 million of capital expenditures related to the noncontrolling interest in Eureka Midstream for the three and six months ended June 30, 2021, respectively.
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Gathering operating revenues decreased by $14.6 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Firm reservation fee revenues decreased by $10.8 million primarily due to higher deferred revenue primarily resulting from assumption changes in the fourth quarter of 2021 associated with certain contract extensions impacting the estimated total consideration under the EQT Global GGA. Volumetric-based fee revenues decreased by $3.9 million primarily due to lower gathered volumes resulting from reduced producer activity.
Gathering operating expenses decreased by $7.3 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Selling, general and administrative expenses decreased by $6.4 million primarily due to lower professional fees and personnel costs. Operating and maintenance expenses decreased by $2.6 million primarily due to operational efficiencies. Depreciation expense increased by $1.7 million as a result of additional assets placed in-service.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Gathering operating revenues decreased by $44.9 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Firm reservation fee revenues decreased by $26.4 million primarily due to higher deferred revenue primarily resulting from assumption changes in the fourth quarter of 2021 associated with certain contract extensions impacting the estimated total consideration under the EQT Global GGA. Volumetric-based fee revenues decreased by $18.6 million primarily due to lower gathered volumes resulting from reduced producer activity.
Gathering operating expenses decreased by $13.4 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Selling, general and administrative expenses decreased by $13.7 million primarily due to lower professional fees and personnel costs. Operating and maintenance expenses decreased by $3.1 million primarily due to operational efficiencies. Depreciation expense increased by $3.4 million as a result of additional assets placed in-service.
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
Transmission Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
	(Thousands, except per day amounts)
FINANCIAL DATA
Firm reservation fee revenues	$84,675	$83,797	1.0	$187,545	$185,186	1.3
Volumetric-based fee revenues	6,403	9,101	(29.6)	14,328	19,131	(25.1)
Total operating revenues	91,078	92,898	(2.0)	201,873	204,317	(1.2)
Operating expenses:
Operating and maintenance	7,897	8,478	(6.9)	11,830	15,760	(24.9)
Selling, general and administrative	8,436	8,632	(2.3)	16,842	17,481	(3.7)
Depreciation	13,904	13,826	0.6	27,798	27,626	0.6
Total operating expenses	30,237	30,936	(2.3)	56,470	60,867	(7.2)
Operating income	$60,841	$61,962	(1.8)	$145,403	$143,450	1.4

Equity income	$39	$5,921	(99.3)	$43	$5,924	(99.3)

OPERATIONAL DATA
Transmission pipeline throughput (BBtu per day)
Firm capacity reservation	3,037	2,906	4.5	3,708	2,921	26.9
Volumetric-based services	17	12	41.7	35	11	218.2
Total transmission pipeline throughput	3,054	2,918	4.7	3,743	2,932	27.7

Average contracted firm transmission reservation commitments (BBtu per day)	3,793	3,780	0.3	4,140	4,102	0.9

Capital expenditures (a)	$6,339	$7,790	(18.6)	$10,565	$11,295	(6.5)
(a)Transmission capital expenditures do not include aggregate capital contributions made to the MVP Joint Venture for the MVP and MVP Southgate projects of approximately $39.2 million and $111.8 million for the three and six months ended June 30, 2022, respectively, and $73.9 million and $84.7 million for the three and six months ended June 30, 2021, respectively.

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Transmission operating revenues decreased by $1.8 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily as a result of decreased volumetric-based fee revenues due to lower storage activities.
Operating expenses were relatively flat for the three months ended June 30, 2022, compared to the three months ended June 30, 2021.
Equity income decreased by $5.9 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 due to no AFUDC in the current period.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Transmission operating revenues decreased by $2.4 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily as a result of decreased volumetric-based fee revenues due to lower storage activities, partially offset by an increase in firm reservation fee revenues primarily due to higher contracted firm transmission capacity.
Operating expenses decreased by $4.4 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily as a result of lower operating and maintenance expenses due to operational efficiencies.
Equity income decreased by $5.9 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 due to no AFUDC in the current period.
The Company's equity income in future periods will continue to be affected by the timing of the resumption of the remaining MVP project growth construction activities and associated AFUDC, and the timing of the completion of the MVP project, and such impact could continue to be substantial.
Water Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
	(Thousands, except MMgal amounts)
FINANCIAL DATA
Firm reservation fee revenues (a)	$9,375	$929	909.1	$15,127	$2,773	445.5
Volumetric-based fee revenues	2,844	14,516	(80.4)	8,653	31,173	(72.2)
Total operating revenues	12,219	15,445	(20.9)	23,780	33,946	(29.9)
Operating expenses:
Operating and maintenance	2,820	5,393	(47.7)	9,529	9,528	—
Selling, general and administrative	1,475	1,313	12.3	3,666	3,027	21.1
Depreciation	4,804	8,201	(41.4)	9,321	16,376	(43.1)
Impairment of long-lived assets	—	56,178	(100.0)	—	56,178	(100.0)
Total operating expenses	9,099	71,085	(87.2)	22,516	85,109	(73.5)
Operating income (loss)	$3,120	$(55,640)	105.6	$1,264	$(51,163)	102.5

OPERATIONAL DATA
Water services volumes (MMgal)
Firm capacity reservation (b)	106	18	488.9	216	54	300.0
Volumetric-based services	54	296	(81.8)	262	676	(61.2)
Total water volumes	160	314	(49.0)	478	730	(34.5)

Capital expenditures	$22,526	$4,820	367.3	$32,091	$9,627	233.3
(a)    For the three and six months ended June 30, 2021, firm reservation fee revenues included approximately $0.5 million and $1.0 million, respectively, of MVC unbilled revenues.
(b)    Includes volumes up to the contractual MVC under agreements structured with MVCs or ARCs, as applicable. Volumes in excess of the contractual MVC are reported under Volumetric-based services.

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Water operating revenues decreased by $3.2 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Firm reservation fee revenues increased by $8.4 million primarily as a result of increased revenues associated with ARCs. Volumetric-based fee revenues decreased by $11.7 million primarily due to lower volumes resulting from more firm capacity volumes in the current period due to the 2021 Water Services Agreement replacing contracts that provided service previously on a volumetric fee basis and overall decreased customer activity and lower rates.
Water operating expenses decreased by $62.0 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily as a result of the $56.2 million impairment of long-lived assets during the second quarter of 2021. Operating and maintenance expenses decreased by $2.6 million primarily due to lower purchased water costs resulting from decreased activity. Depreciation expense decreased due to the impairment of certain long-lived assets during the second quarter of 2021.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Water operating revenues decreased by $10.2 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Firm reservation fee revenues increased by $12.4 million primarily as a result of increased revenues associated with ARCs. Volumetric-based fee revenues decreased by $22.5 million primarily due to lower volumes resulting from more firm capacity volumes in the current period due to the 2021 Water Services Agreement replacing contracts that provided service previously on a volumetric fee basis and overall decreased customer activity and rates.
Water operating expenses decreased by $62.6 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily as a result of the $56.2 million impairment of long-lived assets during the second quarter of 2021. Depreciation expense decreased due to the impairment of certain long-lived assets during the second quarter of 2021.
The Company’s volumetric-based water services are directly associated with producers’ well completion activities and fresh and produced water needs (which are primarily driven by horizontal lateral lengths and the number of completion stages per well). Therefore, the Water volumetric operating results traditionally fluctuate from year-to-year in response to producers’ well completion activities. Firm reservation revenues are expected to be mostly consistent due to the ARC under the 2021 Water Services Agreement that became effective March 1, 2022. The Company expects total Water operating revenues to be higher for the year ending December 31, 2022 as compared to the year ended December 31, 2021 primarily due to the operating revenues from the 2021 Water Services Agreement that became effective on March 1, 2022.

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
Other Income Statement Items
Other Income, Net
Other income, net increased by $4.7 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily due to a $4.3 million increase in unrealized gain on derivative instruments associated with the Henry Hub cash bonus payment provision due to an increase in NYMEX Henry Hub natural gas futures prices. Other income, net increased by $3.5 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily due to a $3.6 million increase in unrealized gain on derivative instruments associated with the Henry Hub cash bonus payment provision due to an increase in NYMEX Henry Hub natural gas futures prices.
See also "Outlook" for a discussion of factors affecting the estimated fair value of the derivative asset attributable to the Henry Hub cash bonus payment provision that is recognized in other income, net on the Company's statements of consolidated comprehensive income.
Loss on Extinguishment of Debt
During the three and six months ended June 30, 2022, the Company incurred a loss on extinguishment of debt of approximately $24.9 million related to the payment of the 2022 Tender Offers and open market repurchase premiums and fees, and write off of the respective unamortized discounts and financing costs associated with the purchase of portions of 2023, 2024 and 2025 Notes in the 2022 Tender Offers.

During the six months ended June 30, 2021, the Company incurred a loss on the extinguishment of debt of $41.0 million related to the payment of the 2021 Tender Offers premium and write off of unamortized discounts and financing costs related to the prepayment of the EQM Term Loans under, and termination of, the Amended 2019 EQM Term Loan Agreement and purchase of 2023 Notes in the 2021 Tender Offers. See Note 7 to the consolidated financial statements for additional discussion.

Net Interest Expense

Net interest expense decreased by $0.5 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 due to lower interest expense primarily associated with lower borrowings on the Amended EQM Credit Facility and the 2022 Tender Offers, partially offset by the issuance of the 2022 Senior Notes. Net interest expense decreased by $2.5 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 due to lower interest expense primarily associated with lower borrowings on the Amended EQM Credit Facility and the 2022 Tender Offers, partially offset by the issuance of the 2022 Senior Notes.

As a result of the issuance of the 2022 Senior Notes and purchase of portions of 2023, 2024 and 2025 Notes in the 2022 Tender Offers, the Company expects its annual net interest expense to be higher in future periods.

See also Note 7 to the consolidated financial statements for a discussion of certain of the Company's outstanding debt.
Income Taxes
See Note 10 to the consolidated financial statements for an explanation of the changes in income taxes for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021.
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
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests was relatively flat for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021.
Capital Expenditures
See "Investing Activities" and "Capital Requirements" under "Capital Resources and Liquidity" for discussion of capital expenditures and capital contributions.
Outlook
The Company's strategically-located assets overlay core acreage in the Appalachian Basin. The location of the Company's assets allows its producer customers to access major demand markets in the U.S. The Company is one of the largest natural gas gatherers in the U.S. and its largest customer, EQT, was one of the largest natural gas producers in the U.S. based on average daily sales volumes as of June 30, 2022 and EQT's public senior debt had investment grade credit ratings from Standard & Poor's Global Ratings (S&P) and Fitch Ratings (Fitch) as of that date. The Company maintains a stable cash flow profile, with approximately 71% of its operating revenue for the six months ended June 30, 2022 generated by firm reservation fees. The percentage of the Company's operating revenues that are generated by firm reservation fees is expected to increase in future years as a result of the 15-year term EQT Global GGA, which includes an MVC of 3.0 Bcf per day that became effective on April 1, 2020 and gradually steps up to 4.0 Bcf per day through December 2031 following the full in-service date of the MVP. This contract structure enhances the stability of the Company's cash flows and limits its exposure to customer volume variability.
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
The Company expects that the MVP project (should it be placed in-service), together with the Hammerhead pipeline and Equitrans, L.P. Expansion Project (EEP), will primarily drive the Company's organic growth, as discussed in further detail below, and, in the case of the MVP, the Company's ability to de-lever and the pace thereof (which delevering the Company views as a critical strategic objective for its business).
•Mountain Valley Pipeline. The MVP is being constructed by a joint venture among the Company and affiliates of each of NextEra Energy, Inc., Consolidated Edison, Inc. (Con Edison), AltaGas Ltd. and RGC Resources, Inc. As of June 30, 2022, the Company owned an approximate 47.1% interest in the MVP project and will operate the MVP. The MVP is an estimated 300-mile, 42-inch diameter natural gas interstate pipeline with a targeted capacity of 2.0 Bcf per day that is designed to span from the Company's existing transmission and storage system in Wetzel County, West Virginia to Pittsylvania County, Virginia, providing access to the growing southeast demand markets. The MVP Joint Venture has secured a total of 2.0 Bcf per day of firm capacity commitments at 20-year terms. Additional shippers have expressed interest in the MVP project and the MVP Joint Venture is evaluating an expansion opportunity that could add approximately 0.5 Bcf per day of capacity through the installation of incremental compression.
In October 2017, the FERC issued the Certificate of Public Convenience and Necessity (the Certificate) for the MVP. In the first quarter of 2018, the MVP Joint Venture received limited notice to proceed with certain construction activities from the FERC and commenced construction. Following a comprehensive review of all outstanding stream and wetland crossings across the approximately 300-mile MVP project route, on February 19, 2021, the MVP Joint Venture submitted (i) a joint application package to each of the Huntington, Pittsburgh and Norfolk Districts of the U.S. Army Corps of Engineers (Army Corps) that requested an Individual Permit from the Army Corps to effect approximately 300 water crossings utilizing open cut techniques (the Army Corps Individual Permit) and (ii) an application to amend the Certificate that sought FERC authority to utilize alternative trenchless construction methods to effect approximately 120 water crossings. On April 8, 2022, the FERC authorized the amended Certificate. Related to seeking the Army Corps Individual Permit, on March 4, 2021, the MVP Joint Venture submitted applications to each of the West Virginia Department of Environmental Protection (WVDEP) and the Virginia Department of Environmental Quality (VADEQ) seeking Section 401 water quality certification approvals or waivers (such approvals or waivers, the State 401 Approvals), which State 401 Approvals were each received in December 2021 and are the subject of ongoing litigation. As discussed in Part II, "Item 1. Legal Proceedings" of this Quarterly Report on Form 10-Q, on January 25, 2022, the MVP Joint Venture's authorizations related to the Jefferson National Forest (JNF) received from the Bureau of Land Management (BLM) and the U.S. Forest Service (USFS) were vacated and remanded on specific issues by the U.S. Court of Appeals for the Fourth Circuit (Fourth Circuit). As also discussed in Part II, "Item 1. Legal Proceedings" of this Quarterly Report on Form 10-Q, on February 2, 2022, the Fourth Circuit vacated and remanded on specific issues the Biological Opinion and Incidental Take Statement issued by the United States Department of the Interior's Fish and Wildlife Service (FWS) for the MVP project. After evaluating legal options and consulting with the relevant federal agencies, the MVP Joint Venture is pursuing new authorizations relating to the JNF and a new Biological Opinion and Incidental Take Statement and as a result, the Company continues to target a full in-service date for the MVP project during the second half of 2023 at a targeted total project cost of approximately $6.6 billion (excluding AFUDC). Related to pursuing a new Biological Opinion and Incidental Take Statement, on July 29, 2022, the MVP Joint Venture submitted to the FWS an updated supplement to the Biological Assessment (and notified the FERC of such submission), which updated supplement is intended to address aspects of the Fourth Circuit's February 2022 ruling and points raised by project opponents.
In addition to timely receiving, and subsequently maintaining, new authorizations in respect of the JNF and a Biological Opinion and Incidental Take Statement, the MVP Joint Venture must, in order to complete the project, among other things, timely receive the Army Corps Individual Permit (as well as timely receive, if necessary, certain other state-level approvals), as well as any necessary extensions from FERC to complete the MVP project. On June 24, 2022, given ongoing litigation and regulatory matters, the MVP Joint Venture filed a request with the FERC for an extension of time to complete the MVP project for an additional four years through October 13, 2026. That request is pending. The MVP Joint Venture also must (i) continue to have available the orders previously issued by the FERC, which are the subject of ongoing litigation, modifying its prior stop work orders and extending the MVP Joint Venture’s prescribed time to complete the MVP project to October 13, 2022; and (ii) timely receive authorization from the FERC to complete construction work in the portion of the project route currently remaining subject to the FERC’s previous stop work order and in the JNF. In each case, any such foregoing or other authorizations must remain in effect notwithstanding any pending or future challenge thereto, including, in the case of any new authorizations in respect of the JNF and new Biological Opinion and Incidental Take Statement, in the Fourth Circuit. For further information regarding litigation and regulatory related delays affecting the completion of the MVP project, see Part II, "Item 1. Legal Proceedings" of this Quarterly Report on Form 10-Q. See also "The regulatory approval process for the construction of new midstream assets is very challenging, has significantly increased costs and delayed targeted in-service dates, and decisions by regulatory and judicial authorities in pending or potential proceedings are likely to impact our or the MVP Joint Venture's ability to obtain or maintain in effect all approvals and authorizations necessary to complete certain projects on the targeted time frame or at all or our ability to achieve the expected investment returns on the projects." included in "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
On November 4, 2019, Con Edison exercised an option to cap its investment in the construction of the MVP project at approximately $530 million (excluding AFUDC). The Company and NextEra Energy, Inc. are obligated, and RGC Resources, Inc., another member of the MVP Joint Venture owning an interest in the MVP project, has opted, to fund the shortfall in Con Edison's capital contributions on a pro rata basis. Such funding by the Company and funding by other members has and will correspondingly increase the Company's and such other members' respective interests in the MVP project and decrease Con Edison's interest in the MVP project. As a result, based on the Company's total targeted cost for the project of approximately $6.6 billion (excluding AFUDC), the Company's equity ownership in the MVP project will progressively increase from approximately 47.1% to approximately 48.1%.
Through June 30, 2022, based on the MVP project's total targeted cost, the Company had funded approximately $2.6 billion of its estimated total capital contributions of approximately $3.4 billion (inclusive of additional contributions required due to the Con Edison cap described above), which estimated total capital contributions include approximately $180 million in excess of the Company's ownership interest. For 2022, the Company expects to make total capital contributions of approximately $175 million to $215 million primarily related to work completed in late 2021 and ongoing right-of-way maintenance, of which approximately $111.1 million had been contributed to the MVP Joint Venture as of June 30, 2022.
•Wellhead Gathering Expansion Projects and Hammerhead Pipeline. During the six months ended June 30, 2022, the Company invested approximately $122.3 million in gathering projects (inclusive of capital expenditures related to the noncontrolling interest in Eureka Midstream). For 2022, the Company expects to invest approximately $270 million to $310 million in gathering projects (inclusive of expected capital expenditures of approximately $20 million related to the noncontrolling interest in Eureka Midstream). The primary projects include infrastructure expansion of core development areas in the Marcellus and Utica Shales in southwestern Pennsylvania, southeastern Ohio and northern West Virginia for EQT, Range Resources Corporation (Range Resources) and other producers.
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
The Company recently entered into an agreement with a producer customer to install approximately 32,000 horsepower booster compression to existing facilities. The project is backed by a long-term commitment and is targeted to be in-service in mid-2024. The Company expects to invest approximately $70 million, with a majority of the capital spend in 2023 and 2024.
•Transmission Projects and Equitrans Expansion Project. During the six months ended June 30, 2022, the Company invested approximately $10.6 million in transmission projects, including the EEP. The EEP is designed to provide north-to-south capacity on the mainline Equitrans, L.P. system, including primarily for deliveries to the MVP. A portion of the EEP commenced operations with interruptible service in the third quarter of 2019. The EEP provides capacity of approximately 600 MMcf per day and offers access to several markets through interconnects with Texas Eastern Transmission, Dominion Transmission and Columbia Gas Transmission. Once the MVP is fully placed in service, firm transportation agreements for 550 MMcf per day of capacity will commence under 20-year terms.
For 2022, the Company expects to invest approximately $40 million in transmission projects, inclusive of capital expenditures expected for 2022 associated with the Company's Ohio Valley Connector expansion project (OVCX). OVCX will increase deliverability on the Company's existing Ohio Valley Connector pipeline (OVC) by approximately 350 MMcf per day, create new receipt and delivery transportation paths, and enhance long-term reliability. The project is supported by new long-term firm capacity commitments of 330 MMcf per day, as well as an extension of approximately 1.0 Bcf per day of existing contracted mainline capacity for EQT. OVCX is designed to meet growing demand in key markets in the mid-continent and gulf coast through existing interconnects with long-haul pipelines in Clarington, Ohio. On July 7, 2022, the FERC issued a Notice of Intent to Prepare an Environmental Impact Statement for OVCX. Based on the expected regulatory and permitting timeframe, the Company is targeting the incremental OVC capacity to be in-service during the first half of 2024. The Company expects to invest approximately $160 million in the project, which includes approximately $130 million for new compression. The project is consistent with the Company's ongoing efforts to optimize existing assets and achieve capital efficiency.
•MVP Southgate Project. In April 2018, the MVP Joint Venture announced the MVP Southgate project, which is a proposed 75-mile interstate pipeline that is contemplated to extend from the MVP at Pittsylvania County, Virginia to new delivery points in Rockingham and Alamance Counties, North Carolina. The MVP Southgate project is backed by a 300 MMcf per day firm capacity commitment from Dominion Energy North Carolina, and, as currently designed, reflects potential expansion capabilities that could provide up to 900 MMcf per day of total capacity. The Company is expected to operate the MVP Southgate project and owned a 47.2% interest in the MVP Southgate project as of June 30, 2022.
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
Given the continually evolving regulatory and legal environment for greenfield pipeline construction projects, as well as factors specific to the MVP and MVP Southgate projects, including the December 2021 compressor station state air permit denial, the MVP Joint Venture continues to evaluate the MVP Southgate project, including engaging in discussions with Dominion Energy North Carolina regarding options with respect to the MVP Southgate project, including potentially refining the project’s design and timing in lieu of pursuing the project as originally contemplated. Dominion Energy North Carolina’s obligations under the precedent agreement in support of the original project are subject to certain conditions, including that the MVP Joint Venture would have completed construction of the project facilities by June 1, 2022, which deadline is subject to extension by virtue of previously declared events of force majeure. The Company is unable to predict the results of the discussions between the MVP Joint Venture and Dominion Energy North Carolina, including any potential modifications to the project, or ultimate undertaking or completion of the project.

The MVP Southgate project, as originally designed, was estimated to cost a total of approximately $450 million to $500 million, a portion of which the Company expected to fund. For 2022, the Company expects to make capital contributions of less than $5 million to the MVP Joint Venture for the MVP Southgate project, of which approximately $0.6 million had been contributed as of June 30, 2022.
•Water Operations. During the six months ended June 30, 2022, the Company invested approximately $32.1 million in its water infrastructure. In 2022, the Company expects to invest approximately $75 million to complete the initial mixed-use water system buildout. This includes approximately $20 million to replace certain previously installed water lines that the Company believes do not meet their prescribed quality standards. The Company is targeting placing portions of the system in service in 2022, with the majority of the system targeted to be placed in service in 2023. The Company is pursuing recoupment of such replacement and related costs.
See further discussion of capital expenditures in the "Capital Requirements" section below.
EQT Global GGA. On February 27, 2020, the Company announced the EQT Global GGA, which is a 15-year contract that includes, among other things, a 3.0 Bcf per day MVC (which gradually steps up to 4.0 Bcf per day through December 2031 following the full in-service date of the MVP) and the dedication of a substantial majority of EQT’s core acreage in southwestern Pennsylvania and West Virginia to the Company. Under the EQT Global GGA, EQT will receive certain gathering fee relief over a period of three years. The EQT Global GGA replaced 14 previous gathering agreements between EQT and the Company.
Under the EQT Global GGA, the performance obligation is to provide daily MVC capacity and as such the total consideration is allocated proportionally to the daily MVC over the life of the contract. In periods that the gathering MVC revenue billed will exceed the allocated consideration, the excess will be deferred to the contract liability and recognized in revenue when the performance obligation has been satisfied. While the 3.0 Bcf per day MVC capacity became effective on April 1, 2020, additional daily MVC capacity and the associated gathering MVC fees payable by EQT to the Company as set forth in the EQT Global GGA are conditioned upon the full in-service date of the MVP. There are ongoing (and potentially future) legal and regulatory matters that affect the MVP project which have had and/or could have (as applicable) a material effect on the performance obligation, the allocation of the total consideration over the life of the contract and the gathering MVC fees payable by EQT under the contract.
The gathering MVC fees payable by EQT to the Company are subject to potential reductions for certain contract years as set forth in the EQT Global GGA, conditioned to begin the first day of the quarter in which the full in-service date of the MVP occurs, which, prior to EQT's exercise of the EQT Cash Option (defined below), provided for an estimated aggregate fee relief of approximately $270 million in the first twelve-month period, approximately $230 million in the second twelve-month period and approximately $35 million in the third twelve-month period. Further, the EQT Global GGA provides for a fee credit to the gathering rate for certain gathered volumes that also receive separate transmission services under certain transmission contracts. Given that the MVP full in-service date did not occur by January 1, 2022, on July 8, 2022, EQT irrevocably elected under the EQT Global GGA to forgo approximately $145 million of the gathering fee relief in such first twelve-month period and approximately $90 million of the gathering fee relief in such second twelve-month period in exchange for a cash payment from the Company to EQT in the amount of approximately $196 million (the EQT Cash Option). As a result of EQT exercising the EQT Cash Option, the aggregate fee relief applicable under the EQT Global GGA is now estimated to be approximately $125 million in such first twelve-month period, approximately $140 million in such second twelve-month period and approximately $35 million in such third twelve-month period. The Company expects to utilize borrowings under the Amended EQM Credit Facility to effect payment of the EQT Cash Option, which such payment will, in accordance with the terms of the EQT Global GGA, be made by the Company to EQT no later than October 5, 2022.
See also Note 11 for discussion of the EQT Cash Option.
Based on the Henry Hub natural gas forward strip prices as of July 29, 2022 and the terms of the Henry Hub cash bonus payment provision, any further delays in the full in-service date for the MVP project, including beyond the most recent targeted full in-service date of the second half of 2023, would decrease the estimated fair value of the derivative asset attributable to the Henry Hub cash bonus payment provision, and such decrease may be substantial. For a discussion of the potential effect of hypothetical changes to the NYMEX Henry Hub natural gas future prices on the estimated fair value of the derivative asset attributable to the Henry Hub cash bonus payment provision, see "Commodity Prices" in Part I, "Item 3. Quantitative and Qualitative Disclosures About Market Risk" of this Quarterly Report on Form 10-Q. Changes in estimated fair value are recognized in other income, net, on the Company’s statements of consolidated comprehensive income.
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
Potential Future Impairments. The accounting estimates related to impairments are susceptible to change, including estimating fair value which requires considerable judgment. For goodwill, management’s estimate of a reporting unit’s future financial results is sensitive to changes in assumptions, such as changes in stock prices, weighted-average cost of capital, terminal growth rates and industry multiples. Similarly, cash flow estimates utilized for purposes of evaluating long-lived assets and equity method investment (such as in the MVP Joint Venture) require the Company to make projections and assumptions for many years into the future for pricing, demand, competition, operating costs, commencement of operations, resolution of relevant legal and regulatory matters, and other factors. The Company evaluates long-lived assets and equity method investments for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable (meaning, in the case of its equity method investment, that such investment has suffered other-than-temporary declines in value under ASC 323). The Company believes the estimates and assumptions used in estimating its reporting units’, its long-lived assets' and its equity investment's fair values are reasonable and appropriate as of June 30, 2022; however, assumptions and estimates are inherently subject to significant business, economic, competitive, regulatory, judicial and other risks that could materially affect the calculated fair values and the resulting conclusions regarding impairments, which could materially affect the Company’s results of operations and financial position. Additionally, actual results could differ from these estimates and assumptions may not be realized. The Company also continues to evaluate and monitor the ongoing legal and regulatory matters affecting the MVP and MVP Southgate projects, as further described in Part II, “Item 1. Legal Proceedings” of this Quarterly Report on Form 10-Q. Further adverse or delayed developments with respect to such matters or other adverse developments, as well as potential macroeconomic factors, including other than temporary market fluctuations, changes in interest rates, cost increases and other unanticipated events, could require that the Company modify assumptions reflected in the probability-weighted scenarios of discounted future net cash flows (including with respect to the probability of success) utilized to estimate the fair value of its equity investment in the MVP Joint Venture, which could result in an other-than-temporary decline in value, resulting in an incremental impairment of that investment. While macroeconomic factors in and of themselves may not be a direct indicator of impairment, should an impairment indicator be identified in the future, macroeconomic factors such as changes in interest rates could ultimately impact the size and scope of any potential impairment. See “Reviews of our goodwill, intangible and other long-lived assets and equity method investment in the MVP Joint Venture have resulted in significant impairment charges, and reviews of our goodwill, intangible and other long-lived assets and equity method investment in the MVP Joint Venture could result in future significant impairment charges.” included in “Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 and the Company's discussion of "Critical Accounting Estimates" included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
As of the filing of this Quarterly Report on Form 10-Q, the Company cannot predict the likelihood or magnitude of any future impairment.
For a discussion of capital expenditures, see "Capital Requirements" under "Capital Resources and Liquidity" below.
Capital Resources and Liquidity
The Company's liquidity requirements are to finance its operations, its capital expenditures, potential acquisitions and other strategic transactions and capital contributions to joint ventures, including the MVP Joint Venture, to pay cash dividends and distributions and to satisfy any indebtedness obligations. The Company's ability to meet these liquidity requirements depends on the Company's cash flow from operations, the continued ability of the Company to borrow under its credit facilities and the Company's ability to raise capital in banking and capital markets. We believe that our cash on hand and future cash generated from operations, together with available borrowing capacity under our subsidiaries' credit facilities and our access to banking and capital markets, will provide adequate resources to fund our short-term and long-term capital, operating and financing needs. However, cash flow and capital raising activities may be affected by prevailing economic conditions in the natural gas industry and other financial and business factors (including those market forces discussed in “Our business is subject to climate change-related transitional risks (including evolving climate-focused regulation and climate change-driven trends emphasizing financing non-fossil fuel businesses and prompting pursuit of emissions reductions, lower-carbon technologies and alternative forms of energy) and physical risks that could significantly increase our operating expenses and capital costs, adversely affect our customers’ development plans, and reduce demand for our products and services." included in "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2021), some of which are beyond the Company's control. The Company's available sources of liquidity include cash from operations, cash on hand, borrowings under its subsidiaries' revolving credit facilities, issuances of additional debt and issuances of additional equity securities. As of June 30, 2022, pursuant to the terms of the Amended EQM Credit Facility, EQM would have been able to borrow approximately $0.5 billion under the Amended EQM Credit Facility. The amount the Company is able to borrow under the Amended EQM Credit Facility is bounded by a maximum consolidated leverage ratio. See Note 7 to the consolidated financial statements for further information regarding the Amended EQM Credit Facility.
See “Security Ratings” below for a discussion of EQM’s credit ratings during 2022. Based on EQM's credit rating levels, EQM has delivered credit support to the MVP Joint Venture in the form of letters of credit, which, in the case of the MVP project, is in the amount of approximately $219.7 million and is, in the case of the MVP Southgate project, $14.2 million, in each case as of June 30, 2022 and which are subject to adjustment based on the applicable construction budget. In connection with delivering such letters of credit as replacement performance assurances, EQM's performance guarantees associated with the MVP and MVP Southgate projects were terminated. Additionally, pursuant to the EQT Global GGA, prior to the Company's payment to EQT of the EQT Cash Option, if EQM does not maintain minimum credit ratings from two of three credit rating agencies of at least Ba3 with respect to Moody's Investor Services (Moody's) and BB- with respect to S&P and Fitch, EQM will be obligated to provide additional credit support in an amount equal to approximately $196 million to EQT in support of the payment obligation related to the EQT Cash Option (the Cash Option Letter of Credit). See "A further downgrade of EQM’s credit ratings, including in connection with the MVP project or customer credit ratings changes, which are determined by independent third parties, could impact our liquidity, access to capital, and costs of doing business." included in "Item 1A. Risk Factors" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Operating Activities
Net cash flows provided by operating activities were $537.0 million for the six months ended June 30, 2022 compared to $612.1 million for the six months ended June 30, 2021. The decrease was primarily driven by the timing of working capital receipts and payments.
Investing Activities
Net cash flows used in investing activities were $272.2 million for the six months ended June 30, 2022 compared to $212.4 million for the six months ended June 30, 2021. Investing activities increased by approximately $59.7 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to an increase in capital contributions to the MVP Joint Venture primarily related to ongoing right-of-way maintenance and work completed in late 2021, as well as an increase in capital expenditure spending on various wellhead gathering and water maintenance projects. See “Capital Requirements” below for a discussion of forecasted 2022 capital expenditures and capital contributions to the MVP Joint Venture.
Financing Activities
Net cash flows used in financing activities were $284.9 million for the six months ended June 30, 2022 compared to $365.1 million for the six months ended June 30, 2021. For the six months ended June 30, 2022, the primary uses of financing cash flows were the purchase of an aggregate principal amount of $1,021.5 million of certain tranches of EQM's outstanding long-term indebtedness pursuant to the 2022 Tender Offers and an open market purchase, repayments on borrowings under the revolving credit facilities, and the payment of dividends to shareholders, while the primary source of financing cash flows were the issuance of the 2022 Senior Notes and borrowings under the revolving credit facilities. For the six months ended June 30, 2021, the primary uses of financing cash flows were the payment for retirement of the EQM Term Loans and termination of the Amended 2019 EQM Term Loan Agreement, the Company's purchase of an aggregate principal amount of $500 million of EQM's 2023 Notes pursuant to the 2021 Tender Offers and the payment of dividends to shareholders, while the primary source of financing cash flows were the issuance of the 2021 Senior Notes and borrowings under the Former Eureka Credit Facility.
Capital Requirements
The gathering, transmission and storage and water services businesses are capital intensive, requiring significant investment to develop new facilities and to maintain and upgrade existing operations.
Capital expenditures in 2022 are expected to be approximately $385 million to $425 million (including approximately $20 million attributable to the noncontrolling interest in Eureka Midstream). The Company expects to make capital contributions to the MVP Joint Venture in 2022 of approximately $175 million to $215 million for purposes of the MVP project primarily related to ongoing work required for right-of-way maintenance and work completed in late 2021 and less than $5 million related to the MVP Southgate project. Capital contributions payable to the MVP Joint Venture are accrued upon the issuance of a capital call by the MVP Joint Venture. The Company's short-term and long-term capital investments may vary significantly from period to period based on the available investment opportunities, the timing of the construction of the MVP, MVP Southgate and other projects, and maintenance needs. The Company expects to fund short-term and long-term capital expenditures and capital contributions primarily through cash on hand, cash generated from operations, available borrowings under its subsidiaries' credit facilities and its access to banking and capital markets.
See Note 7 for a discussion of the reduction of commitments under the Amended EQM Credit Facility pursuant to the Third Amendment.
Credit Facility Borrowings
See Note 7 to the consolidated financial statements for discussion of the Amended EQM Credit Facility and the 2021 Eureka Credit Facility.
Security Ratings
The table below sets forth the credit ratings for EQM's debt instruments at June 30, 2022.

EQM
Senior Notes
Rating Service	Rating	Outlook
Moody's	Ba3	Negative
S&P	BB-	Negative
Fitch	BB	Negative

On May 3, 2022, S&P affirmed EQM's rating of BB- and revised EQM's outlook from stable to negative. In connection with the issuance of the 2022 Notes each of Moody's, S&P and Fitch affirmed EQM's credit ratings. EQM's credit ratings are subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. The Company cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a credit rating agency if, in its judgment, circumstances so warrant. If any credit rating agency downgrades or withdraws EQM's ratings, including for reasons relating to the MVP project (such as delays in the targeted full in-service date of the MVP project or increases in such project’s targeted costs), EQM’s leverage or credit ratings of the Company's customers, the Company's access to the capital markets could become more challenging, borrowing costs will likely increase, the Company may be required to provide additional credit assurances (the amount of which may be substantial), including the Cash Option Letter of Credit prior to the Company's payment of the EQT Cash Option, in support of commercial agreements such as joint venture agreements, and the potential pool of investors and funding sources may decrease. In order to be considered investment grade, a company must be rated Baa3 or higher by Moody's, BBB- or higher by S&P, or BBB- or higher by Fitch. All of EQM's credit ratings are considered non-investment grade.
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
Dividends
On July 22, 2022, the Board declared cash dividends for the second quarter of 2022 of $0.15 per common share and $0.4873 per Equitrans Midstream Preferred Share to shareholders of record at the close of business on August 3, 2022.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Changes in interest rates affect the amount of interest the Company earns on cash, cash equivalents and short-term investments and the interest rates EQM and Eureka pay on borrowings under their respective revolving credit facilities. The Amended EQM Credit Facility and the 2021 Eureka Credit Facility provide for variable interest rates and thus expose the Company, through EQM and Eureka, to fluctuations in market interest rates. In addition, EQM's interest rates under the Amended EQM Credit Facility are impacted by changes in EQM's credit ratings (which may be caused by factors outside of EQM's control). Eureka's interest rates under the 2021 Eureka Credit Facility are impacted by changes in Eureka's Consolidated Leverage Ratio (as defined in the 2021 Eureka Credit Facility) which may fluctuate based on Eureka Midstream's liquidity needs or operating results. Accordingly, if interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Based on commitments as of the Earlier Maturity Date (as previously defined) and assuming all loans are fully drawn, each quarter point change in interest rates would result in a change of approximately $5.4 million in annual interest expense on indebtedness under the Amended EQM Credit Facility. Assuming all loans are fully drawn, each quarter point change in interest rates would result in a change of approximately $1.0 million in annual interest expense on indebtedness under the 2021 Eureka Credit Facility. Further, changes in interest rates may affect the dividend payable on Equitrans Midstream Preferred Shares after March 31, 2024, which could affect the amount of cash the Company has available to make quarterly cash dividends to its shareholders. EQM's senior notes are fixed rate and thus do not expose the Company to fluctuations in market interest rates. Changes in interest rates do affect the fair value of EQM's fixed rate debt. See Notes 7 and 8 to the consolidated financial statements for discussion of borrowings and for discussion of fair value measurements, respectively. EQM and Eureka may from time to time hedge the interest on portions of borrowings under the revolving credit facilities, as applicable, in order to manage risks associated with floating interest rates. However, the Company may not maintain hedges with respect to all of our variable rate indebtedness, and any hedges we enter into may not fully mitigate our interest rate risk.
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
The Company is exposed to the credit risk of its customers, including its largest customer, EQT, including as a result of changes in customer credit ratings, liquidity and access to capital markets. At June 30, 2022, EQT's public senior debt had investment grade credit ratings from S&P and Fitch and a non-investment grade credit rating from Moody's. In addition, EQT has guaranteed the payment obligations of certain of its subsidiaries, up to a maximum amount of $115 million, $131 million and $30 million related to gathering, transmission and water services, respectively, across all applicable contracts, for the benefit of the subsidiaries of the Company providing such services. See Note 15 to the annual consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 for further discussion of the Company's exposure to credit risk.
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
Increases in natural gas prices do not necessarily result in corresponding increases to the production forecasts of the Company's customers and, as of the date of this Quarterly Report on Form 10-Q, the Company's largest customers have continued to maintain their production forecasts without significant increases. Even at commercially attractive natural gas prices, certain of the Company's customers have maintained largely flat production forecasts in light of, among other things, the absence of incremental takeaway capacity from the Appalachian Basin and the Company's customers may still maintain flat or modest increases to production forecasts based on various factors, which could include regional takeaway capacity limitations, access to capital, investor expectations regarding free cash flow, a desire to reduce or refinance leverage or other factors. Additionally, prices may decline based on numerous factors, including levels of associated gas. See also “Decreases in production of natural gas in our areas of operation, whether as a result of producer corporate capital allocation strategies, lower regional natural gas prices, regional takeaway constraints, and/or other factors, have adversely affected, and in the future could adversely affect, our business and operating results and reduce our cash available to pay cash dividends to our shareholders.” and "The lack of diversification of our assets and geographic locations could adversely affect us." under "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
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
Many of the Company’s customers, including EQT, have entered into long-term firm reservation gathering, transmission and water contracts or contracts with MVCs on the Company's systems and approximately 71% of the Company's operating revenues for the six months ended June 30, 2022 was generated by firm reservation fees. As a result, the Company believes that the effect of temporary declines in volumes of gas gathered, transported or stored on its systems may be mitigated because firm reservation fee revenues are paid regardless of volumes supplied to the system by customers (although significant declines in gas production in the Company's areas of operations would adversely affect the Company's results of operations, financial condition and liquidity as approximately 29% of the Company’s operating revenues for the six months ended June 30, 2022 was generated by volumetric-based fee revenues). See "Our exposure to direct commodity price risk may increase in the future." under "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
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
Unless the Company is successful in attracting and retaining new customers, the Company's ability to maintain or increase the capacity subscribed and volumes transported, gathered or provided on its systems will be dependent on receiving consistent or increasing commitments and production from its existing customers, which may be impacted by regional takeaway capacity limitations, commodity prices, including regional commodity prices and/or other factors, including corporate capital allocation strategies. While EQT has dedicated a substantial portion of its core acreage to the Company and has entered into long-term firm gathering and transmission contracts and contracts with MVCs on certain of the Company's systems, EQT may determine in the future that drilling or continuing to produce gas from existing wells in the Company's areas of operations is not economical above the amount to fulfill its required MVCs or otherwise strategically determine to curtail volumes on the Company's systems. Other than with respect to its MVCs and other firm commitments under existing contracts, EQT is under no contractual obligation to continue to develop its acreage dedicated to the Company. See also "Outlook" for a discussion of the EQT Global GGA and the 2021 Water Services Agreement.
The fair value of the Company’s derivative instruments is, in part, determined by estimates of the NYMEX Henry Hub natural gas forward price curve. A hypothetical 10% increase in NYMEX Henry Hub natural gas futures prices would increase the valuation of the Company’s derivative instruments by approximately $5.6 million, while a hypothetical 10% decrease in NYMEX Henry Hub natural gas futures prices would decrease the valuation of the Company’s derivative instruments by approximately $6.7 million. This fair value change assumes volatility based on prevailing market parameters at June 30, 2022. See "Outlook" and Note 8 for a discussion of the Henry Hub cash bonus payment provision.
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
Other Market Risks. The Amended EQM Credit Facility is underwritten by a syndicate of 21 financial institutions until the Earlier Maturity Date, and a syndicate of 14 financial institutions from the Earlier Maturity Date through the Later Maturity Date. The 2021 Eureka Credit Facility is underwritten by a syndicate of 16 financial institutions. Each financial institution is obligated to fund its pro rata portion of any borrowings by EQM or Eureka, as applicable. In each case, no one lender of the financial institutions in the syndicate holds more than 10% of such facility. EQM's and Eureka's respective large syndicate groups and relatively low percentage of participation by each lender is expected to limit the Company's and Eureka's respective exposure to disruption or consolidation in the banking industry. See Note 7 for further details.
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
Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the second quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
MVP Matters
The MVP Joint Venture is currently defending certain agency actions and judicial challenges to the MVP, any of which could affect the ability to complete or operate the project, including the following:
•Sierra Club, et al. Petitioners v. State Water Control Board, et al. Respondents and Mountain Valley Pipeline, Intervenor, Docket No. 21-2425, Fourth Circuit Court of Appeals (Fourth Circuit). On December 20, 2021, the Virginia Department of Environmental Quality (VADEQ) certified that the MVP project would satisfy Virginia’s water quality standards based on its comprehensive nine-month review of the MVP Joint Venture’s Joint Permit Application (VA 401 Permit). On December 22, 2021, Petitioners filed their petition challenging the VADEQ’s approval of the VA 401 Permit with the Fourth Circuit. On December 22, 2021, the Petitioners filed a request for an administrative stay with the VADEQ which was denied on January 4, 2022. On January 4, 2022, the Petitioners filed a petition with the Fourth Circuit seeking a judicial stay of the VA 401 Permit pending a decision on the merits. On February 11, 2022, Petitioners withdrew the stay petition. On May 16, 2022, the MVP Joint Venture filed a motion for random panel assignment with the Fourth Circuit, which motion was denied on June 24, 2022. Briefing has commenced and oral argument is expected to occur in the fall of 2022. If the challenge were successful on its merits, it could result in the MVP Joint Venture's VA 401 Permit being delayed or vacated and/or additional legal proceedings, the outcome of which the Company cannot predict, and cause a delay or further delay in the targeted full in-service date for the MVP project (and consequent impacts related to such delay), or otherwise adverse effects.
•Sierra Club, et al. Petitioners v. West Virginia Department of Environmental Protection, et al. Respondents and Mountain Valley Pipeline, Intervenor, Docket No. 22-1008, Fourth Circuit. On December 30, 2021, the West Virginia Department of Environmental Protection (WVDEP) certified that the MVP project would satisfy West Virginia’s water quality standards based on its comprehensive nine-month review of the MVP Joint Venture’s Joint Permit Application (WV 401 Permit). On January 3, 2022, Petitioners filed their petition challenging the WVDEP’s approval of the WV 401 Permit with the Fourth Circuit. On January 4, 2022, the Petitioners filed a request for an administrative stay with the WVDEP which was denied on January 11, 2022. On January 11, 2022, Petitioners filed a petition with the Fourth Circuit seeking a judicial stay of the WV 401 Permit pending a decision on the merits. The stay petition was denied by the Fourth Circuit on February 8, 2022. On May 16, 2022, the MVP Joint Venture filed a motion for random panel assignment with the Fourth Circuit, which motion was denied on June 22, 2022. Briefing is complete and oral argument is expected to occur in the fall of 2022. If the challenge were successful on its merits, it could result in the MVP Joint Venture's WV 401 Permit being delayed or vacated and/or additional legal proceedings, the outcome of which the Company cannot predict, and cause a delay or further delay in the targeted full in-service date for the MVP project (and consequent impacts related to such delay), or otherwise adverse effects.
•Jefferson National Forest Crossing and Associated Authorizations. In a different Fourth Circuit appeal, Sierra Club, et al. v. U.S. Forest Service, et al., consolidated under Case No. 17-2399, Fourth Circuit, filed in December 2017, the Sierra Club challenged a Bureau of Land Management (BLM) decision to grant a right-of-way to the MVP Joint Venture and a U.S. Forest Service (USFS) decision to amend its management plan to accommodate the MVP, both of which affect the MVP's approximate 3.5-mile segment in the Jefferson National Forest (JNF) in Virginia. On July 27, 2018, agreeing in part with the Sierra Club, the Fourth Circuit vacated the BLM and USFS decisions, finding fault with the BLM's analysis of the practicality of alternate routes and the USFS' analysis of erosion and sedimentation effects. The USFS published a draft Supplemental Environmental Impact Statement (SEIS) to the 2017 FERC Final Environmental Impact Statement for MVP in the Federal Register on September 25, 2020. On December 11, 2020, the USFS published a Final SEIS that addressed the issues raised in the prior proceedings and evaluated the most recent sedimentation analysis submitted to the agency consistent with the findings presented in MVP’s then existing Biological Opinion and Incidental Take Statement issued by the Department of the Interior's Fish and Wildlife Service (FWS) on September 4, 2020. See Appalachian Voices, et al. v. U.S. Dep’t of Interior below for additional information. On January 11, 2021, the MVP Joint Venture received final approval of the Record of Decision from the USFS and, on January 15, 2021, the BLM issued the required right-of-way permit for the MVP’s 3.5-mile segment in the JNF in Virginia (the JNF Right-of-Way). On January 11, 2021, Sierra Club, et al. filed a petition with the Fourth Circuit to reverse the USFS approval of the Record of Decision and, on January 15, 2021, filed a petition with the Fourth Circuit challenging BLM’s grant of the JNF Right-of-Way. See Wild Virginia, et al. v. United States Forest Service, et al., No. 21-1039(L). The Fourth Circuit consolidated the challenges to the Record of Decision and the JNF Right-of-Way and briefing was completed. On January 25, 2022, the Fourth Circuit, agreeing in part with the petitioners, vacated and remanded the Record of Decision and the JNF Right-of-Way, finding fault with (i) the USFS’ and BLM’s consideration of certain data from the U.S. Geological Survey and (ii) the USFS’ and BLM’s authorization of the use of conventional bores for stream crossings within the JNF based on a variance issued by the FERC, and, as a result of such issues, (iii) the USFS’ amendments in connection with the Record of Decision to the Jefferson Forest plan. On March 11, 2022, the MVP Joint Venture requested that the Fourth Circuit review the January 25, 2022 decision en banc, which rehearing was denied by the Fourth Circuit on March 25, 2022. The vacatur of the Record of Decision and the JNF Right-of-Way caused a delay in the targeted full in-service date for the MVP project (and consequent impacts relating to such delay). The Company cannot predict whether and when any new authorizations will be received from the USFS and BLM and, if received, the result of any challenge to such authorizations.
On August 3, 2018, citing the court's vacatur and remand in Sierra Club, et al. v. U.S. Forest Service, et al., consolidated under Case No. 17-2399, the FERC issued a stop work order for the entire pipeline pending the agency actions on remand. The FERC modified its stop work order on August 29, 2018 to allow work to continue on all but approximately 25 miles of the project (the Exclusion Zone). On October 10, 2018, the Fourth Circuit granted a petition for rehearing filed by the MVP Joint Venture for the limited purpose of clarifying that the July 27, 2018 order did not vacate the portion of the BLM's Record of Decision authorizing a right-of-way and temporary use permit for the MVP to cross the Weston and Gauley Bridge Turnpike Trail in Braxton County, West Virginia. On October 15, 2018, the MVP Joint Venture filed with the FERC a request to further modify the August 3, 2018 stop work order to allow the MVP Joint Venture to complete the bore and install the pipeline under the Weston and Gauley Bridge Turnpike Trail. On October 24, 2018, the FERC granted the MVP Joint Venture's request to further modify the stop work order and authorize construction. Additionally, on October 9, 2020, the FERC authorized construction to resume project-wide (as it had been stopped by the FERC on October 15, 2019 in relation to a separate matter discussed below), other than with respect to the Exclusion Zone, which requires additional authorization. On December 17, 2020, the FERC again modified the stop work order and authorized construction to resume in 17 miles of the Exclusion Zone. The Company cannot guarantee whether or when the FERC will act in respect of any or all of the remaining portions of the Exclusion Zone. The FERC's October 9, 2020 and December 17, 2020 actions are the subject of challenges filed by the Sierra Club in Sierra Club, et al. v. FERC, Case No. 20-1512 (consolidated with No. 21-1040), D.C. Circuit Court of Appeals on December 22, 2020 and January 25, 2021, respectively (a stay request filed by the Sierra Club on January 29, 2021 was denied by the Court of Appeals for the D.C. Circuit (DC Circuit) on February 19, 2021). Briefing in Sierra Club, et al. v. FERC, Case No. 20-1512 (consolidated with No. 21-1040), D.C. Circuit Court of Appeals was completed in January 2022 and oral argument occurred on April 7, 2022 and the parties are awaiting a decision. If any of the challenges to the FERC's October 9, 2020 and December 17, 2020 orders are successful, it could result in the FERC's orders being vacated and/or additional agency proceedings (the outcome of which the Company cannot predict) and cause a delay or further delay in the targeted full in-service date for the MVP project (and consequent impacts relating to such delay), or otherwise adverse effects.
•Challenges to FERC Certificate, Court of Appeals for DC Circuit. Multiple parties have sought judicial review of the FERC's order issuing a certificate of public convenience and necessity to the MVP Joint Venture and/or the exercise by the MVP Joint Venture of eminent domain authority. On February 19, 2019, the DC Circuit issued an order rejecting multiple consolidated petitions seeking direct review of the FERC order under the NGA and certain challenges to the exercise by the MVP Joint Venture of eminent domain authority in Appalachian Voices, et al. v. FERC, et al., consolidated under Case No. 17-1271. No petitions for rehearing or petitions for rehearing en banc were filed by the April 5, 2019 deadline. The mandate was issued on April 17, 2019. Another group of parties filed a complaint in the U.S. District Court for the District of Columbia asserting that the FERC's order issuing certificates is unlawful on constitutional and other grounds in Bold Alliance, et al. v. FERC, et al., Case No. 17-1822. The district court plaintiffs sought declaratory relief as well as an injunction preventing the MVP Joint Venture from developing its project or exercising eminent domain authority. In December 2017 and January 2018, the FERC and the MVP Joint Venture, respectively, moved to dismiss the petitions for lack of subject matter jurisdiction. The court granted the motion and dismissed plaintiffs' complaint on September 28, 2018. On October 26, 2018, plaintiffs appealed the decision in Case No. 17-1822 to the DC Circuit in Bold Alliance, et al. v. FERC, et al., Case No. 18-5322. On December 3, 2018, the FERC, as appellee, filed a joint motion with the appellants to hold Case No. 18-5322 in abeyance pending completion of the appeals of the final agency orders related to the MVP certificate in consolidated

Case No. 17-1271 and Atlantic Coast Pipeline’s (ACP) certificate. The MVP Joint Venture filed a motion to dismiss the case as to some of the plaintiffs. On February 15, 2019, the DC Circuit entered an order holding this appeal in abeyance pending rulings on the appeals from the ACP and MVP FERC proceedings. Although the members of the ACP project announced the cancellation of that project on July 5, 2020, ACP's proceeding remains pending. Case No. 18-5322 remains in abeyance. Similarly, another group of parties filed a complaint in the U.S. District Court for the District of Columbia in Bohon et al. v. FERC et al., Case No. 20-00006, asserting that the delegation of authority to FERC under the NGA violates the nondelegation doctrine and separation-of-powers principle of the U.S. Constitution. The MVP Joint Venture and the FERC filed motions to dismiss which were granted by the court. On July 6, 2020, the landowners filed a notice of appeal to the DC Circuit in Case No. 20-5203. On November 30, 2020, appellants asked the DC Circuit to overturn the decision of the lower court. Oral argument before the DC Circuit was scheduled for March 29, 2021, but the court cancelled and held oral argument in abeyance and directed the parties to file motions to govern future proceedings following a decision by the U.S. Supreme Court in PennEast Pipeline Co. v. New Jersey, Case No. 19-1039, which decision was published on June 29, 2021. Briefing in Bohon et al. v. FERC et al., Case No. 20-00006 on the significance of the PennEast Pipeline Co. opinion was completed on July 29, 2021. The DC Circuit issued an order on September 15, 2021 denying appellants' motion for summary reversal of the decision of the lower court and supplemental briefing was completed as of October 6, 2021. On June 21, 2022, the DC Circuit upheld the lower court's decision to dismiss the lawsuit, although the petitioners are permitted, if they elect, to seek rehearing. Due to the uncertainty regarding the timing of permitting and the outcome of legal challenges facing the MVP project, on August 25, 2020, the MVP Joint Venture filed a request with the FERC for and, on October 9, 2020, the FERC granted, an extension of time to complete the MVP project for an additional two years through October 13, 2022. On December 22, 2020, a challenge to the FERC’s action to grant an extension of time to complete the MVP project was filed in the DC Circuit in Sierra Club, et al. v. FERC, Case No. 20-1512 (consolidated with No. 21-1040, DC Circuit). On January 29, 2021, Sierra Club requested a stay of the FERC’s action to grant the MVP Joint Venture an extension of time to complete the MVP project from the DC Circuit, which stay request was denied by the DC Circuit on February 19, 2021. Briefing in Sierra Club, et al. v. FERC, Case No. 20-1512 (consolidated with No. 21-1040, D.C. Circuit), was completed in January 2022 and oral argument occurred on April 7, 2022, and the parties are awaiting a decision. Separately, on June 24, 2022, citing litigation and regulatory matters, the MVP Joint Venture filed a request with the FERC for an extension of time to complete the MVP project through October 13, 2026, which request is pending. If any of these challenges were successful, it could result in the MVP Joint Venture's certificate of public convenience and necessity being vacated and/or additional proceedings before the FERC, the outcome of which the Company cannot predict, and cause a delay or further delay in the targeted full in-service date for the MVP project (and consequent impacts related to such delay), or otherwise adverse effects.
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

MVP Southgate Matters
The MVP Joint Venture is currently challenging or defending certain agency actions and judicial challenges to the MVP Southgate project that must be resolved in connection with the project, in addition to working to address matters affecting the MVP, including the following:
•Sierra Club et al. v. FERC; Case No. 20-1427, DC Circuit. On June 18, 2020, the FERC issued an order granting a certificate of public convenience and necessity for the MVP Southgate project. However, the FERC, while authorizing the project, directed the Office of Energy Projects not to issue a notice to proceed with construction until necessary federal permits are received for the MVP project and the Director of the Office of Energy Projects lifts the stop-work order and authorizes the MVP Joint Venture to continue constructing the MVP project. Certain opposition parties subsequently requested rehearing of the certificate order. On August 20, 2020, the FERC issued an order denying requests for rehearing of that certificate order, and on September 17, 2020, the FERC issued an order addressing the arguments raised on rehearing. On October 9, 2020, Sierra Club, among other petitioners, filed an appeal of these orders with the DC Circuit. On June 28, 2022, the DC Circuit denied the petitioners' challenges to the certificate order and FERC's denial of rehearing, although the petitioners are permitted, if they elect, to seek rehearing. If petitioners seek rehearing and their further appeal were successful, it could result in the MVP Southgate project’s certificate of public convenience and necessity being vacated and/or additional proceedings before the FERC, the outcome of which the Company cannot predict, and cause a further delay to the MVP Southgate project (and consequent impacts relating to such delay), or otherwise adverse effects.
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
The following table sets forth the Company's repurchases of equity securities registered under Section 12 of the Exchange Act that occurred during the three months ended June 30, 2022:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 2022 (April 1 - April 30)	—	$—	—	$—
May 2022 (May 1 - May 31)	—	—	—	—
June 2022 (June 1 - June 30)	—	—	—	—
Total	—	$—	—	$—
(a)Reflects shares withheld by the Company to pay taxes upon vesting of restricted stock.

Item 6. Exhibits

Exhibit No.	Document Description	Method of Filing
3.1	Fourth Amended and Restated Bylaws of Equitrans Midstream Corporation.	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-38629) filed on April 27, 2022.
4.1	Indenture, dated as of June 7, 2022, by and between EQM Midstream Partners, LP and U.S. Bank Trust Company, National Association, as trustee.	Incorporated herein by reference to Exhibit 4.1 to Form 8-K (#001-38629) filed on June 7, 2022.
10.01	Third Amendment to Third Amended and Restated Credit Agreement, dated as of April 22, 2022, by and among EQM Midstream Partners, LP, the lender parties thereto and Wells Fargo Bank, National Association, as administrative agent.	Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-38629) filed on April 25, 2022.
10.02*	Equitrans Midstream Corporation Employee Stock Purchase Plan	Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-38629) filed on April 27, 2022.
10.03	Purchase Agreement, dated May 31, 2022, by and among EQM Midstream Partners, LP, Equitrans Midstream Corporation (for certain limited purposes) and BofA Securities Inc., as representative of the several initial purchasers named on Schedule 1 thereto.	Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-38629) filed on June 2, 2022.
10.04#	Letter Agreement, dated as of April 27, 2022, by and among EQM Gathering Opco, LLC, EQT Corporation, EQT Production Company, Rice Drilling B LLC, and EQT Energy, LLC.	Filed herewith as Exhibit 10.04.
10.05#	Letter Agreement, dated as of June 10, 2022, by and among EQM Gathering Opco, LLC, EQT Corporation, EQT Production Company, Rice Drilling B LLC, and EQT Energy, LLC.	Filed herewith as Exhibit 10.05.
31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith as Exhibit 31.1.
31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith as Exhibit 31.2.
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Furnished herewith as Exhibit 32.
101	Inline Interactive Data File.	Filed herewith as Exhibit 101.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith as Exhibit 104.

* Management contract and compensatory arrangement in which any named executive officer participates

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

Date:  August 2, 2022