Form 10-Q
period 2022-09-30
Equitrans Midstream Corp
filed 2022-11-02
CIK 1747009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes  ☐  No  ☒
The number of shares of common stock outstanding (in thousands), as of October 31, 2022: 432,781

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
Amended EQM Credit Facility – that certain Third Amended and Restated Credit Agreement, dated as of October 31, 2018, among EQM, as borrower, Wells Fargo Bank, National Association, as the administrative agent, swing line lender, and a letter of credit (L/C) issuer, the lenders party thereto from time to time and any other persons party thereto from time to time (as amended by that certain First Amendment to Third Amended and Restated Credit Agreement, dated as of March 30, 2020, by that certain Second Amendment to Third Amended and Restated Credit Agreement, dated April 16, 2021, by that certain Third Amendment to the Third Amended and Restated Credit Agreement, dated as of April 22, 2022, and as may be further amended, restated, amended and restated, supplemented or otherwise modified from time to time). For the avoidance of doubt, any reference to the Amended EQM Credit Facility as of any particular date shall mean the Amended EQM Credit Facility as in effect on such date.
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
EQM – EQM Midstream Partners, LP and its subsidiaries. EQM is a wholly owned subsidiary of Equitrans Midstream Corporation.
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
MVP Southgate – a proposed 75-mile interstate pipeline that was approved by the FERC to extend from the MVP at Pittsylvania County, Virginia to new delivery points in Rockingham and Alamance Counties, North Carolina. The project is subject to ongoing discussions between the MVP Joint Venture and the project shipper, Dominion Energy North Carolina, as discussed in Part I, "Outlook" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q.
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
NGA – Natural Gas Act of 1938, as amended
NYMEX – New York Mercantile Exchange
NYSE – New York Stock Exchange
SEC – U.S. Securities and Exchange Commission

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
EQUITRANS MIDSTREAM CORPORATION
Statements of Consolidated Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Thousands, except per share amounts)
Operating revenues	$331,751	$342,074	$1,002,508	$1,070,365
Operating expenses:
Operating and maintenance	35,297	38,743	100,573	111,004
Selling, general and administrative	33,348	33,560	90,483	104,536
Depreciation	68,572	66,021	203,272	203,954
Amortization of intangible assets	16,204	16,204	48,614	48,614
Impairment of long-lived assets	—	—	—	56,178
Total operating expenses	153,421	154,528	442,942	524,286
Operating income	178,330	187,546	559,566	546,079
Equity income (a)	48	8,461	91	14,385
Impairment of equity method investment	(583,057)	—	(583,057)	—
Other income, net	893	21,199	21,414	38,251
Loss on extinguishment of debt	—	—	(24,937)	(41,025)
Net interest expense	(101,085)	(94,101)	(289,323)	(284,887)
(Loss) income before income taxes	(504,871)	123,105	(316,246)	272,803
Income tax (benefit) expense	(1,275)	32,200	8,636	65,180
Net (loss) income	(503,596)	90,905	(324,882)	207,623
Net income attributable to noncontrolling interests	2,932	3,557	10,655	10,479
Net (loss) income attributable to Equitrans Midstream	(506,528)	87,348	(335,537)	197,144
Preferred dividends	14,628	14,628	43,884	43,884
Net (loss) income attributable to Equitrans Midstream common shareholders	$(521,156)	$72,720	$(379,421)	$153,260

(Loss) earnings per share of common stock attributable to Equitrans Midstream common shareholders - basic	$(1.20)	$0.17	$(0.88)	$0.35
(Loss) earnings per share of common stock attributable to Equitrans Midstream common shareholders - diluted	$(1.20)	$0.17	$(0.88)	$0.35

Weighted average common shares outstanding - basic	433,348	433,017	433,333	433,001
Weighted average common shares outstanding - diluted	433,348	433,675	433,333	433,412

Statement of comprehensive income:
Net (loss) income	$(503,596)	$90,905	$(324,882)	$207,623
Other comprehensive income, net of tax:
Pension and other post-retirement benefits liability adjustment, net of tax expense of $10, $12, $34, and $36	36	34	104	103
Other comprehensive income	36	34	104	103
Comprehensive (loss) income	(503,560)	90,939	(324,778)	207,726
Less: Comprehensive income attributable to noncontrolling interests	2,932	3,557	10,655	10,479
Less: Comprehensive income attributable to preferred dividends	14,628	14,628	43,884	43,884
Comprehensive (loss) income attributable to Equitrans Midstream common shareholders	$(521,120)	$72,754	$(379,317)	$153,363

Dividends declared per common share	$0.15	$0.15	$0.45	$0.45

(a)Represents equity income from Mountain Valley Pipeline, LLC (the MVP Joint Venture). See Note 6.

The accompanying notes are an integral part of these consolidated financial statements.

EQUITRANS MIDSTREAM CORPORATION
Statements of Consolidated Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2022	2021
	(Thousands)
Cash flows from operating activities:
Net (loss) income	$(324,882)	$207,623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	203,272	203,954
Amortization of intangible assets	48,614	48,614
Deferred income taxes	8,101	61,267
Impairment of long-lived assets and equity method investment	583,057	56,178
Equity income (a)	(91)	(14,385)
Other income, net	(21,681)	(38,160)
Loss on extinguishment of debt	24,937	41,025
Non-cash long-term compensation expense	10,304	10,590
Changes in other assets and liabilities:
Accounts receivable	34,921	73,348
Accounts payable	2,255	(1,765)
Accrued interest	(57,375)	(48,893)
Deferred revenue	261,013	225,315
Other assets and other liabilities	(25,906)	(2,687)
Net cash provided by operating activities	746,539	822,024
Cash flows from investing activities:
Capital expenditures	(276,828)	(211,072)
Capital contributions to the MVP Joint Venture	(158,178)	(178,953)
Proceeds from sale of gathering assets	3,719	—
Principal payments received on the Preferred Interest	4,110	3,885
Net cash used in investing activities	(427,177)	(386,140)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	284,500	457,500
Payments on revolving credit facility borrowings	(394,500)	(600,000)
Proceeds from the issuance of long-term debt	1,000,000	1,900,000
Debt discounts, debt issuance costs and credit facility arrangement fees	(19,880)	(29,904)
Payment for retirement of long-term debt	(1,021,459)	(1,936,250)
Dividends paid to holders of Equitrans Midstream Preferred Shares	(43,884)	(43,884)
Dividends paid to common shareholders	(194,733)	(194,624)
Distributions to noncontrolling interests	(16,000)	(2,500)
Net cash used in financing activities	(405,956)	(449,662)

Net change in cash and cash equivalents	(86,594)	(13,778)
Cash and cash equivalents at beginning of period	134,661	208,023
Cash and cash equivalents at end of period	$48,067	$194,245

Cash paid during the period for:
Interest, net of amount capitalized	$339,285	$326,456
Income taxes	$1,243	$—
(a)Represents equity income from the MVP Joint Venture. See Note 6.
The accompanying notes are an integral part of these consolidated financial statements.

EQUITRANS MIDSTREAM CORPORATION
Consolidated Balance Sheets (Unaudited)

	September 30, 2022	December 31, 2021
	(Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$48,067	$134,661
Accounts receivable (net of allowance for credit losses of $2,508 and $2,696 as of September 30, 2022 and December 31, 2021, respectively)	230,932	252,301
Other current assets	53,109	59,867
Total current assets	332,108	446,829

Property, plant and equipment	9,271,014	9,004,602
Less: accumulated depreciation	(1,412,301)	(1,217,099)
Net property, plant and equipment	7,858,713	7,787,503

Investment in unconsolidated entity (a)	784,384	1,239,039
Goodwill	486,698	486,698
Net intangible assets	603,157	651,771
Other assets	321,444	308,924
Total assets	$10,386,504	$10,920,764

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$98,941	$—
EQT Cash Option (as defined in Note 4)	195,820	—
Accounts payable	51,177	59,627
Capital contributions payable to the MVP Joint Venture	40,989	72,188
Accrued interest	94,534	151,909
Accrued liabilities	59,782	83,852
Total current liabilities	541,243	367,576

Long-term liabilities:
Revolving credit facility borrowings	395,000	505,000
Long-term debt	6,332,378	6,434,945
Contract liability	886,126	821,342
Regulatory and other long-term liabilities	108,272	99,333
Total liabilities	8,263,019	8,228,196

Mezzanine equity:
Equitrans Midstream Preferred Shares, 30,018 shares issued and outstanding as of September 30, 2022 and December 31, 2021	681,842	681,842

Shareholders' equity:
Common stock, no par value, 432,781 and 432,522 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	3,969,591	3,957,756
Retained deficit	(3,003,848)	(2,428,171)
Accumulated other comprehensive loss	(1,950)	(2,054)
Total common shareholders' equity	963,793	1,527,531
Noncontrolling interests	477,850	483,195
Total shareholders' equity	1,441,643	2,010,726
Total liabilities, mezzanine equity and shareholders' equity	$10,386,504	$10,920,764

(a)Represents investment in the MVP Joint Venture. See Note 6.

The accompanying notes are an integral part of these consolidated financial statements.

EQUITRANS MIDSTREAM CORPORATION
Statements of Consolidated Shareholders' Equity and Mezzanine Equity (Unaudited)

							Mezzanine
							Equity
				Accumulated			Equitrans
	Common Stock			Other			Midstream
	Shares	No	Retained	Comprehensive	Noncontrolling	Total	Preferred
	Outstanding	Par Value	Deficit	Loss	Interests	Equity	Shares
	(Thousands, except per share amounts)
Balance at January 1, 2021	432,470	$3,941,295	$(728,959)	$(2,229)	$471,165	$3,681,272	$681,842
Other comprehensive income (net of tax):
Net income	—	—	58,055	—	3,914	61,969	14,628
Pension and other post-retirement benefits liability adjustment, net of tax expense of $12	—	—	—	34	—	34	—
Dividends on common shares ($0.15 per share)	—	—	(64,984)	—	—	(64,984)	—
Share-based compensation plans, net	28	4,662	—	—	—	4,662	—
Distributions paid to noncontrolling interests	—	—	—	—	(2,500)	(2,500)	—
Dividends paid to holders of Equitrans Midstream Preferred Shares ($0.4873 per share)	—	—	—	—	—	—	(14,628)
Balance at March 31, 2021	432,498	$3,945,957	$(735,888)	$(2,195)	$472,579	$3,680,453	$681,842
Other comprehensive income (net of tax):
Net income	—	—	22,485	—	3,008	25,493	14,628
Pension and other post-retirement benefits liability adjustment, net of tax expense of $12	—	—	—	35	—	35	—
Dividends on common shares ($0.15 per share)	—	—	(64,750)	—	—	(64,750)	—
Share-based compensation plans, net	7	3,635	—	—	—	3,635	—
Dividends paid to holders of Equitrans Midstream Preferred Shares ($0.4873 per share)	—	—	—	—	—	—	(14,628)
Balance at June 30, 2021	432,505	$3,949,592	$(778,153)	$(2,160)	$475,587	$3,644,866	$681,842
Other comprehensive income (net of tax):
Net income	—	—	72,720	—	3,557	76,277	14,628
Pension and other post-retirement benefits liability adjustment, net of tax expense of $12	—	—	—	34	—	34	—
Dividends on common shares ($0.15 per share)	—	—	(65,336)	—	—	(65,336)	—
Share-based compensation plans, net	17	3,304	—	—	—	3,304	—
Dividends paid to holders of Equitrans Midstream Preferred Shares ($0.4873 per share)	—	—	—	—	—	—	(14,628)
Balance at September 30, 2021	432,522	$3,952,896	$(770,769)	$(2,126)	$479,144	$3,659,145	$681,842

							Mezzanine
							Equity
				Accumulated			Equitrans
	Common Stock			Other			Midstream
	Shares	No	Retained	Comprehensive	Noncontrolling	Total	Preferred
	Outstanding	Par Value	Deficit	Loss	Interests	Equity	Shares
	(Thousands, except per share amounts)
Balance at January 1, 2022	432,522	$3,957,756	$(2,428,171)	$(2,054)	$483,195	$2,010,726	$681,842
Other comprehensive income (net of tax):
Net income	—	—	86,505	—	3,775	90,280	14,628
Pension and other post-retirement benefits liability adjustment, net of tax expense of $12	—	—	—	34	—	34	—
Dividends on common shares ($0.15 per share)	—	—	(65,584)	—	—	(65,584)	—
Share-based compensation plans, net	155	2,832	—	—	—	2,832	—
Dividends paid to holders of Equitrans Midstream Preferred Shares ($0.4873 per share)	—	—	—	—	—	—	(14,628)
Balance at March 31, 2022	432,677	$3,960,588	$(2,407,250)	$(2,020)	$486,970	$2,038,288	$681,842
Other comprehensive income (net of tax):
Net income	—	—	55,230	—	3,948	59,178	14,628
Pension and other post-retirement benefits liability adjustment, net of tax expense of $12	—	—	—	34	—	34	—
Dividends on common shares ($0.15 per share)	—	—	(64,991)	—	—	(64,991)	—
Share-based compensation plans, net	104	4,470	—	—	—	4,470	—
Dividends paid to holders of Equitrans Midstream Preferred Shares ($0.4873 per share)	—	—	—	—	—	—	(14,628)
Balance at June 30, 2022	432,781	$3,965,058	$(2,417,011)	$(1,986)	$490,918	$2,036,979	$681,842
Other comprehensive (loss) income (net of tax):
Net (loss) income	—	—	(521,156)	—	2,932	(518,224)	14,628
Pension and other post-retirement benefits liability adjustment, net of tax expense of $10	—	—	—	36	—	36	—
Dividends on common shares ($0.15 per share)	—	—	(65,681)	—	—	(65,681)	—
Share-based compensation plans, net	—	4,533	—	—	—	4,533	—
Distributions paid to noncontrolling interests	—	—	—	—	(16,000)	(16,000)	—
Dividends paid to holders of Equitrans Midstream Preferred Shares ($0.4873 per share)	—	—	—	—	—	—	(14,628)
Balance at September 30, 2022	432,781	$3,969,591	$(3,003,848)	$(1,950)	$477,850	$1,441,643	$681,842
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited consolidated financial statements include all adjustments (consisting of only normal, recurring adjustments, unless otherwise disclosed in this Quarterly Report on Form 10-Q) necessary for a fair presentation of the financial position of the Company as of September 30, 2022, the results of its operations and equity for the three and nine months ended September 30, 2022 and 2021 and its cash flows for the nine months ended September 30, 2022 and 2021. The consolidated balance sheet at December 31, 2021 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2021, which includes all disclosures required by GAAP.
Due to, among other things, the seasonal nature of the Company's utility customer contracts, as well as producers’ well completion activities and varying needs for fresh and produced water (which are primarily driven by horizontal lateral lengths and the number of completion stages per well), the interim statements for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

For further information, refer to the Company's annual consolidated financial statements and related notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, as well as Part I, "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.
Recently Issued Accounting Standards.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance is applicable to the calculation of each dividend following March 31, 2024 for the Equitrans Midstream Preferred Shares pursuant to the Company's Second Amended and Restated Articles of Incorporation, as well as any Company contracts that use the London Inter-Bank Offered Rate as a reference rate. The ASU was effective immediately but is only available through December 31, 2022. In April 2022, the FASB proposed deferring the sunset date for applying reference rate reform relief in Topic 848 to December 31, 2024. The Company is currently evaluating the potential impact of adopting this standard on its financial statements and related disclosures.
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
2.     Impairment of Long-Lived Assets
Long-Lived Assets. As of June 30, 2021, the Company performed a recoverability test of the Equitrans Water Services (OH) LLC (Ohio Water) long-lived assets due to decreased producer activity in Ohio within the Company's water services segment. As a result of the recoverability test, management determined that the carrying value of the Ohio Water long-lived assets (which consisted of water pipelines, impoundment facilities, pumping stations, take point facilities and measurement facilities that support well completion activities and collect flowback and produced water for recycling or disposal in Ohio) was not recoverable under ASC 360, Impairment Testing: Long-Lived Assets Classified as Held and Used. The Company estimated the fair value of the Ohio Water asset group and determined that the fair value was less than the assets’ carrying value, which resulted in impairment charges of approximately $56.2 million to the Ohio Water assets within the Company's Water segment. The non-cash impairment charge was recognized during the second quarter of 2021 and is included in the impairment of long-lived assets line on the statements of consolidated comprehensive income.
Equity Method Investment. In connection with its assessment as of September 30, 2022, the Company identified an increased risk of one or more permitting delays resulting primarily from recent legal developments and regulatory uncertainties, as well as macroeconomic pressures primarily due to increased interest rates impacting the discount rate used within the estimated fair value of its investment in the MVP Joint Venture. The Company considers these factors to be indicators of a decline in value. As such, the Company evaluated if the carrying value of its equity method investment in the MVP Joint Venture as of September 30, 2022 exceeded the fair value and, if so, whether that decline in value was other-than-temporary.
The Company estimated the fair value of its investment in the MVP Joint Venture using an income approach that primarily considered revised probability-weighted scenarios of discounted future net cash flows based on the estimates of total project costs and revenues. These scenarios reflected assumptions and judgments regarding potential delays and cost increases resulting from various ongoing legal and regulatory matters affecting the MVP and MVP Southgate projects. The Company’s analysis also took into account, among other things, probability-weighted growth expectations from additional compression expansion opportunities. The Company generally used an after-tax discount rate of 7.5% in the analysis derived based on a market participant approach. The Company considered scenarios under which ongoing or new legal and regulatory matters further delay the completion and increase the total costs of the project; all required legal and regulatory approvals and authorizations and certain compression expansion opportunities are realized; and the MVP project is canceled. As a result of the assessment, the Company recognized a pre-tax impairment charge of approximately $583 million that reduced the carrying value of its equity investment in the MVP Joint Venture to approximately $784 million as of September 30, 2022. Given the significant assumptions and judgments used in estimating the fair value of the Company's investment in the MVP Joint Venture, the fair value of the investment in the MVP Joint Venture represents a Level 3 measurement.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Thousands)
Revenues from customers:
Gathering	$227,180	$243,816	$672,284	$733,844
Transmission	91,557	90,886	293,430	295,203
Water	13,014	7,372	36,794	41,318
Total operating revenues	$331,751	$342,074	$1,002,508	$1,070,365
Operating income (loss):
Gathering	$112,279	$132,582	$347,464	$399,309
Transmission	64,077	59,703	209,480	203,153
Water (a)	2,342	(4,414)	3,606	(55,577)
Headquarters (b)	(368)	(325)	(984)	(806)
Total operating income	$178,330	$187,546	$559,566	$546,079

Reconciliation of operating income to net (loss) income:
Equity income (c)	$48	$8,461	$91	$14,385
Impairment of equity method investment (c)	(583,057)	—	(583,057)	—
Other income, net (d)	893	21,199	21,414	38,251
Loss on extinguishment of debt	—	—	(24,937)	(41,025)
Net interest expense	(101,085)	(94,101)	(289,323)	(284,887)
Income tax (benefit) expense	(1,275)	32,200	8,636	65,180
Net (loss) income	$(503,596)	$90,905	$(324,882)	$207,623
(a)Impairment of long-lived assets of $56.2 million for the nine months ended September 30, 2021 was included in Water operating income (loss). See Note 2 for further information.
(b)Includes certain unallocated corporate expenses.
(c)Equity income and impairment of equity method investment are included in the Transmission segment.
(d)Includes unrealized (losses) gains on derivative instruments and gain on sale of gathering assets recorded in the Gathering segment.

	September 30, 2022	December 31, 2021
	(Thousands)
Segment assets:
Gathering	$7,647,237	$7,638,877
Transmission (a)	2,288,144	2,769,097
Water	196,004	151,151
Total operating segments	10,131,385	10,559,125
Headquarters, including cash	255,119	361,639
Total assets	$10,386,504	$10,920,764
(a)The equity investment in the MVP Joint Venture is included in the Transmission segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Thousands)
Depreciation:
Gathering	$49,125	$47,441	$145,953	$140,899
Transmission	13,909	13,835	41,707	41,461
Water	5,162	4,364	14,483	20,740
Headquarters	376	381	1,129	854
Total	$68,572	$66,021	$203,272	$203,954
Capital expenditures:
Gathering (a)	$73,589	$62,916	$195,925	$170,709
Transmission (b)	12,429	5,755	22,994	17,050
Water	17,041	10,803	49,132	20,430
Headquarters	—	83	13	1,455
Total (c)	$103,059	$79,557	$268,064	$209,644
(a)Includes capital expenditures related to the noncontrolling interest in Eureka Midstream Holdings, LLC (Eureka Midstream) of approximately $5.9 million and $17.6 million for the three and nine months ended September 30, 2022, respectively, and approximately $4.8 million and $10.6 million for the three and nine months ended September 30, 2021, respectively.
(b)Transmission capital expenditures do not include aggregate capital contributions made to the MVP Joint Venture for the MVP and MVP Southgate projects of approximately $46.4 million and $158.2 million for the three and nine months ended September 30, 2022, respectively, and approximately $94.3 million and $179.0 million for the three and nine months ended September 30, 2021, respectively.
(c)The Company accrues capital expenditures when the work has been completed but the associated bills have not yet been paid. Accrued capital expenditures are excluded from the statements of consolidated cash flows until they are paid. The net impact of non-cash capital expenditures, including the effect of accrued capital expenditures, transfers to/from inventory as assets are completed/assigned to a project and capitalized share-based compensation costs, was $10.7 million and $8.8 million for the three and nine months ended September 30, 2022, respectively, and $1.2 million and $1.4 million for the three and nine months ended September 30, 2021, respectively.
4.    Revenue from Contracts with Customers
For the three and nine months ended September 30, 2022 and 2021, substantially all revenues recognized on the Company's statements of consolidated comprehensive income are from contracts with customers. As of September 30, 2022 and December 31, 2021, all receivables recorded on the Company's consolidated balance sheets represented performance obligations that have been satisfied and for which an unconditional right to consideration exists.
Summary of disaggregated revenues. The tables below provide disaggregated revenue information by business segment.

	Three Months Ended September 30, 2022
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues (a)	$144,730	$84,584	$9,375	$238,689
Volumetric-based fee revenues	82,450	6,973	3,639	93,062
Total operating revenues	$227,180	$91,557	$13,014	$331,751

	Three Months Ended September 30, 2021
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues (a)	$151,004	$84,053	$1,061	$236,118
Volumetric-based fee revenues	92,812	6,833	6,311	105,956
Total operating revenues	$243,816	$90,886	$7,372	$342,074

	Nine Months Ended September 30, 2022
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues (a)	$415,932	$272,129	$24,502	$712,563
Volumetric-based fee revenues	256,352	21,301	12,292	289,945
Total operating revenues	$672,284	$293,430	$36,794	$1,002,508

	Nine Months Ended September 30, 2021
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues (a)	$448,556	$269,239	$3,834	$721,629
Volumetric-based fee revenues	285,288	25,964	37,484	348,736
Total operating revenues	$733,844	$295,203	$41,318	$1,070,365
(a) Firm reservation fee revenues associated with Gathering included MVC unbilled revenues of approximately $8.5 million and $17.4 million for the three and nine months ended September 30, 2022, respectively. Firm reservation fee revenues associated with Gathering and Water included MVC unbilled revenues of approximately $5.5 million and $0.5 million, respectively, for the three months ended September 30, 2021, and approximately $12.4 million and $1.5 million, for the nine months ended September 30, 2021, respectively.
Contract assets. The Company's contract assets related to the Company's future MVC deficiency payments are generally expected to be collected within the next twelve months and are primarily included in other current assets in the Company's consolidated balance sheets until such time as the MVC deficiency payments are invoiced to the customer.

The following table presents changes in the Company's unbilled revenue balance during the nine months ended September 30, 2022 and 2021:

	Unbilled Revenue
	2022	2021
	(Thousands)
Balance as of beginning of period	$16,772	$18,618
Revenue recognized in excess of amounts invoiced (a)	19,436	21,908
Minimum volume commitments invoiced (b)	(14,884)	(23,373)
Amortization (c)	(334)	(78)
Balance as of end of period	$20,990	$17,075
(a)Primarily includes revenues associated with MVCs that are generally included in firm reservation fee revenues within the Gathering and Water segments. During the nine months ended September 30, 2021, also includes other contractual commitments of approximately $6.4 million.
(b)Unbilled revenues are transferred to accounts receivable once the Company has an unconditional right to consideration from the customer.
(c)Amortization of capitalized contract costs paid to customers over the expected life of the agreement.
Contract liabilities. The Company's contract liabilities consisted of deferred revenue primarily associated with the EQT Global GGA. Contract liabilities are classified as current or non-current according to when such amounts are expected to be recognized. As of September 30, 2022, total contract liabilities were $887.6 million, of which $1.5 million was classified as current and recorded in accrued liabilities and $886.1 million was classified as non-current and recorded in contract liability on the Company's consolidated balance sheet. As of December 31, 2021, total contract liabilities were $822.4 million, of which $1.1 million was classified as current and recorded in accrued liabilities and $821.3 million was classified as non-current and recorded in contract liability on the Company's consolidated balance sheet.
On July 8, 2022, the Company received written notice from EQT, pursuant to the EQT Global GGA, of EQT’s irrevocable election under the agreement to forgo up to approximately $145 million of potential gathering fee relief in the first twelve-month period beginning the first day of the quarter in which the MVP full in-service date occurs and up to approximately $90 million of potential gathering fee relief in the second such twelve-month period in exchange for a cash payment from the
Company to EQT in the amount of approximately $195.8 million (the EQT Cash Option). As a result of EQT’s election to forgo potential rate relief in exchange for the cash option payment, the Company recorded a reduction to the contract liability of approximately $195.8 million and an increase to the EQT Cash Option liability on the consolidated balance sheets as of September 30, 2022. The Company utilized borrowings under the Amended EQM Credit Facility to effect such payment and the payment was made to EQT on October 4, 2022.
The following table presents changes in the Company's contract liability balances during the nine months ended September 30, 2022 and 2021:

	Contract Liability
	2022	2021
	(Thousands)
Balance as of beginning of period	$822,416	$398,750
Amounts recorded during the period (a)	266,792	225,583
Change in estimated variable consideration (b)	(4,837)	—
Amounts transferred during the period (c)	(942)	(268)
EQT Cash Option in lieu of a portion of rate relief	(195,820)	—
Balance as of end of period	$887,609	$624,065
(a)Includes deferred billed revenue during the nine months ended September 30, 2022 and 2021 primarily associated with the EQT Global GGA.
(b)Change in estimated variable consideration represents the decrease in total deferred revenue required for gathering MVC revenue with a declining rate structure, resulting from the EQT Cash Option election that required total estimated gathering consideration to be increased.
(c)Deferred revenues are recognized as revenue upon satisfaction of the Company's performance obligation to the customer.

Summary of remaining performance obligations. The following table summarizes the estimated transaction price allocated to the Company's remaining performance obligations under all contracts with firm reservation fees, MVCs and/or ARCs as of September 30, 2022 that the Company will invoice or transfer from contract liabilities and recognize in future periods.

	2022(a)	2023	2024	2025	2026	Thereafter	Total
	(Thousands)
Gathering firm reservation fees	$22,308	$108,000	$170,060	$175,509	$166,594	$1,865,013	$2,507,484
Gathering revenues supported by MVCs	112,587	461,028	431,793	450,995	462,291	3,499,289	5,417,983
Transmission firm reservation fees	98,135	366,701	382,971	366,757	360,929	3,316,261	4,891,754
Water revenues supported by ARCs	9,375	37,500	37,500	37,500	37,500	193,750	353,125
Total (b)	$242,405	$973,229	$1,022,324	$1,030,761	$1,027,314	$8,874,313	$13,170,346
(a)    October 1, 2022 through December 31, 2022.
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
Based on total projected contractual revenues, including projected contractual revenues from future capacity expected from expansion projects that are not yet fully constructed or not yet fully in-service for which the Company has executed firm contracts, the Company's firm gathering contracts and firm transmission and storage contracts had weighted average remaining terms of approximately 14 years and 12 years, respectively, as of September 30, 2022.

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
The following table summarizes the Company's related party transactions in the below-described portions of 2021.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
	(Thousands)
Operating revenues	$220,781	$668,837
Interest income from the Preferred Interest	1,433	4,353
Principal Payments received on the Preferred Interest	1,313	3,885
The following table summarizes the Company's related party receivables and payables.

December 31, 2021
(Thousands)
Accounts receivable	$190,410
Contract asset	2,246
Preferred Interest	99,838
Contract liability	818,658
6.    Investment in Unconsolidated Entity
The MVP Joint Venture is constructing the MVP, an estimated 300-mile natural gas interstate pipeline that is designed to span from northern West Virginia to southern Virginia. The Company will operate the MVP and owned a 47.1% interest in the MVP project as of September 30, 2022. On November 4, 2019, Consolidated Edison, Inc. (Con Edison) exercised an option to cap its investment in the construction of the MVP project at approximately $530 million (excluding AFUDC). The Company and NextEra Energy, Inc. are obligated to, and RGC Resources, Inc., another member of the MVP Joint Venture owning an interest in the MVP project, has opted to, fund the shortfall in Con Edison's capital contributions, on a pro rata basis. Such funding by the Company and funding by other members has and will correspondingly increase the Company's and such other funding members' respective interests in the MVP project and decrease Con Edison's interest in the MVP project. As a result, based on the Company's targeted cost for the project of approximately $6.6 billion (excluding AFUDC), the Company's equity ownership in the MVP project will progressively increase from approximately 47.1% to approximately 48.1%. The MVP Joint Venture is a variable interest entity because it has insufficient equity to finance its activities during the construction stage of the project. The Company is not the primary beneficiary of the MVP Joint Venture because the Company does not have the power to direct the activities that most significantly affect the MVP Joint Venture's economic performance. Certain business decisions, such as decisions to make distributions of cash, require a greater than 66 2/3% ownership interest approval, and no one member owns more than a 66 2/3% interest.
In April 2018, the MVP Joint Venture announced the MVP Southgate project, which is a proposed 75-mile interstate pipeline that was approved by the FERC to extend from the MVP at Pittsylvania County, Virginia to new delivery points in Rockingham and Alamance Counties, North Carolina. The Company is expected to operate the MVP Southgate pipeline and owned a 47.2% interest in the MVP Southgate project as of September 30, 2022. The MVP Joint Venture continues to evaluate the MVP Southgate project, including engaging in discussions with the project shipper, Dominion Energy North Carolina, regarding options with respect to the project, including likely refining the project’s design, scope and timing in lieu of pursuing the project as originally contemplated. Dominion Energy North Carolina’s obligations under the precedent agreement in support of the original project are subject to certain conditions, including that the MVP Joint Venture would have completed construction of the project facilities by June 1, 2022, which deadline is subject to extension by virtue of previously declared events of force majeure. The Company is unable to predict the results of the discussions between the MVP Joint Venture and Dominion Energy North Carolina, including any potential modifications to the project, or ultimate undertaking or completion of the project.
In the fourth quarter of 2021, the Company incurred an other-than-temporary decline in value in its equity investment in the MVP Joint Venture, primarily due to unfavorable decisions by the U.S. Fourth Circuit Court of Appeals that vacated and remanded key authorizations, that resulted in a pre-tax impairment charge of $1.9 billion. As a result of the impairment, the carrying value of the Company's equity investment in the MVP Joint Venture was reduced to $1.2 billion as of December 31, 2021. During the third quarter of 2022, the Company incurred an additional other-than-temporary decline in value in its equity investment in the MVP Joint Venture primarily due to increased uncertainty in the permitting process for the MVP project as a result of recent legal developments and regulatory uncertainties, as well as macroeconomic pressures primarily due to increased interest rates impacting the discount rate. As a result of the impairment, the carrying value of the Company's equity investment in the MVP Joint Venture was further reduced to $784 million as of September 30, 2022. There is risk that the Company's equity investment in the MVP Joint Venture may be further impaired in the future due to ongoing (and potentially future) legal and regulatory matters, as well as potential macroeconomic factors, including other than temporary market fluctuations, changes in interest rates, cost increases and other unanticipated events. While macroeconomic factors in and of themselves may not be a direct indicator of impairment, should an impairment indicator be identified in the future, macroeconomic factors such as changes in interest rates could ultimately impact the size and scope of any potential impairment.
In September 2022, based on the Company's targeted cost for the project, the MVP Joint Venture issued a capital call notice for the funding of the MVP project to MVP Holdco, LLC (MVP Holdco), a wholly owned subsidiary of the Company, for $40.7 million, of which $12.5 million was paid in October 2022, with the remaining $14.7 million and $13.5 million expected to be paid in November 2022 and December 2022, respectively. The capital contributions payable and the corresponding increase to the investment balance are reflected on the consolidated balance sheet as of September 30, 2022.
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
Based on EQM’s credit rating levels, EQM has delivered credit support to the MVP Joint Venture in the form of letters of credit, which, in the case of the MVP project was in the amount of approximately $219.7 million and, in the case of the MVP Southgate, was in the amount of approximately $14.2 million, in each case, as of September 30, 2022. The amount of each of the letters of credit is subject to adjustment based upon the applicable project's construction budget. Upon the FERC’s initial release to begin construction of the MVP Southgate project, the Company's then-current letter of credit to support MVP Southgate will be terminated, and the Company will be obligated to deliver a new letter of credit (or provide another allowable form of performance assurance) in an amount equal to 33% of MVP Holdco’s proportionate share of the remaining capital obligations for the MVP Southgate project under the applicable construction budget.

The following tables summarize the unaudited condensed consolidated financial statements of the MVP Joint Venture in relation to the MVP project.
Condensed Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
	(Thousands)
Current assets	$53,381	$148,820
Non-current assets	6,675,168	6,432,288
Total assets	$6,728,549	$6,581,108

Current liabilities	$115,062	$160,331
Equity	6,613,487	6,420,777
Total liabilities and equity	$6,728,549	$6,581,108

Condensed Statements of Consolidated Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Thousands)
Operating (expenses) income	$(20)	$(201)	$20	$(351)
Net interest income	120	5,517	172	9,402
AFUDC - equity	—	12,862	—	21,904
Net income	$100	$18,178	$192	$30,955
7.    Debt
Amended EQM Revolving Credit Facility. On April 22, 2022 (the Amendment Date), EQM entered into an amendment (the Amendment) to that certain Third Amended and Restated Credit Agreement, dated as of October 31, 2018, among EQM, as borrower, Wells Fargo Bank, National Association, as the administrative agent, swing line lender, and an L/C issuer, the lenders party thereto from time to time and any other persons party thereto from time to time (as amended by that certain First Amendment to Third Amended and Restated Credit Agreement, dated as of March 30, 2020, and by that certain Second Amendment to Third Amended and Restated Credit Agreement, dated as of April 16, 2021) (as amended by the Amendment and as may be further amended, restated, amended and restated, supplemented or otherwise modified from time to time, the Amended EQM Credit Facility). For the avoidance of doubt, any reference to the Amended EQM Credit Facility as of any particular date shall mean the Amended EQM Credit Facility as in effect on such date. The Amendment, among other things, extended the stated maturity date, with such extension only applicable for the lenders approving the Amendment, from October 31, 2023 (the Earlier Maturity Date) to April 30, 2025 (the Later Maturity Date).
As of September 30, 2022, the Company had aggregate commitments available under the Amended EQM Credit Facility of approximately $2.16 billion before the Earlier Maturity Date, with approximately $1.55 billion in aggregate commitments available on and after the Earlier Maturity Date and prior to the Later Maturity Date. As of September 30, 2022, EQM had approximately $100 million of borrowings and $234.9 million of letters of credit outstanding under the Amended EQM Credit Facility. As of December 31, 2021, EQM had approximately $225 million of borrowings and $234.9 million of letters of credit outstanding under the Amended EQM Credit Facility. During the three and nine months ended September 30, 2022, the maximum outstanding borrowings at any time were approximately $190 million and $280 million, respectively, and the average daily balances were approximately $143 million and $176 million, respectively. EQM incurred interest at weighted average annual interest rates of approximately 4.8% and 3.8% for the three and nine months ended September 30, 2022, respectively. During the three and nine months ended September 30, 2021, the maximum outstanding borrowings at any time were approximately $390 million and $525 million, respectively, and the average daily balances were approximately $358 million and $440 million, respectively. EQM incurred interest at weighted average annual interest rates of approximately 2.7% and 2.6% for the three and nine months ended September 30, 2021, respectively. For the three and nine months ended September 30, 2022, commitment fees of $2.3 million and $6.1 million were paid to maintain credit availability under the

Amended EQM Credit Facility. For the three and nine months ended September 30, 2021, commitment fees of $1.7 million and $5.6 million were paid to maintain credit availability under the Amended EQM Credit Facility. As of September 30, 2022, no term loans were outstanding under the Amended EQM Credit Facility.
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
As of September 30, 2022, and December 31, 2021, Eureka had approximately $295 million and $280 million, respectively, of borrowings outstanding under the 2021 Eureka Credit Facility. For the three and nine months ended September 30, 2022, the maximum amount of outstanding borrowings under the 2021 Eureka Credit Facility at any time was approximately $295 million and the average daily balance was approximately $290 million and $296 million, respectively, and Eureka incurred interest at weighted average annual interest rates of approximately 4.8% and 4.3%, respectively. For the three and nine months ended September 30, 2022, commitment fees of $0.1 million and $0.4 million, respectively, were paid to maintain credit availability under the 2021 Eureka Credit Facility. For the three and nine months ended September 30, 2021, the maximum amount of outstanding borrowings under the Former Eureka Credit Facility and 2021 Eureka Credit Facility at any time was approximately $300 million and $315 million, respectively, the average daily balance was approximately $299 million and $305 million, respectively, and Eureka incurred interest at weighted average annual interest rates of approximately 2.8% and 2.5%, respectively. For the three and nine months ended September 30, 2021, commitment fees of $0.1 million and $0.3 million, respectively, were paid to maintain credit availability under the Former Eureka Credit Facility and 2021 Eureka Credit Facility, as applicable.
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
The Company incurred a loss on the extinguishment of debt of approximately $24.9 million during the nine months ended September 30, 2022 related to the payment of the 2022 Tender Offers and open market repurchase premiums and fees, and write off of the respective unamortized discounts and financing costs associated with the purchase of portions of 2023, 2024 and 2025 Notes in the 2022 Tender Offers. This amount is included in the loss on extinguishment of debt line on the statements of consolidated comprehensive income.
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

The Company incurred a loss on the extinguishment of debt of $41.0 million during the nine months ended September 30, 2021 related to the payment of the 2021 Tender Offers premium and write off of unamortized discounts and financing costs related to the prepayment of the EQM Term Loans under, and termination of, the Amended 2019 EQM Term Loan Agreement and purchase of 2023 Notes in the 2021 Tender Offers. This amount is included in the loss on extinguishment of debt line on the statements of consolidated comprehensive income.
As of September 30, 2022, EQM and Eureka were in compliance with all debt provisions and covenants.
8.    Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis. The Company records derivative instruments at fair value on a gross basis in its consolidated balance sheets. The EQT Global GGA provides for potential cash bonus payments payable by EQT to the Company during the period beginning on the first day of the calendar quarter in which the MVP full in-service date occurs through the calendar quarter ending December 31, 2024 (the Henry Hub cash bonus payment provision). The potential cash bonus payments are conditioned upon the quarterly average of certain Henry Hub natural gas prices exceeding certain price thresholds. The Henry Hub cash bonus payment provision is accounted for as a derivative instrument and recorded at its estimated fair value using a Monte Carlo simulation model. Significant inputs used in the fair value measurement include NYMEX Henry Hub natural gas futures prices as of the date of valuation, the targeted in-service date for the MVP, risk-free interest rates based on U.S. Treasury rates, expected volatility of NYMEX Henry Hub natural gas futures prices and an estimated credit spread of EQT. The targeted full in-service date for the MVP project and the expected volatility of NYMEX Henry Hub natural gas futures prices used in the valuation methodology represent significant unobservable inputs causing the Henry Hub cash bonus payment provision to be designated as a Level 3 fair value measurement. An expected average volatility of approximately 60% was utilized in the valuation model, which is based on market-quoted volatilities of relevant NYMEX Henry Hub natural gas forward prices.
As of September 30, 2022 and December 31, 2021, the fair values of the Henry Hub cash bonus payment provision were $69.4 million and $51.6 million, respectively, which were recorded in other assets on the Company's consolidated balance sheets. During the three and nine months ended September 30, 2022, the Company recognized a loss of $2.4 million and a gain of $17.8 million, respectively, representing the change in estimated fair value of the derivative instrument during the respective periods. During the three and nine months ended September 30, 2021, the Company recognized gains of $21.3 million and $37.9 million, respectively, representing the change in estimated fair value of the derivative instrument during the respective periods. The (loss) gains are reflected in other income, net in the Company's statements of consolidated comprehensive income.
Other Financial Instruments. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short maturity of the instruments; as such, their fair values are Level 1 fair value measurements. The carrying values of borrowings under the Amended EQM Credit Facility, the Former Eureka Credit Facility (prior to its termination), the 2021 Eureka Credit Facility and the Amended 2019 EQM Term Loan Agreement (prior to its termination) approximate fair value as the interest rates are based on prevailing market rates; these are considered Level 1 fair value measurements. As EQM's borrowings under its senior notes are not actively traded, their fair values are estimated using an income approach model that applies a discount rate based on prevailing market rates for debt with similar remaining time-to-maturity and credit risk; as such, their fair values are Level 2 fair value measurements. As of September 30, 2022, and December 31, 2021, the estimated fair values of EQM's senior notes were approximately $5,666.7 million and $7,060.5 million, respectively, and the carrying values of EQM's senior notes were approximately $6,431.3 million and $6,434.9 million, respectively. The fair value of the Preferred Interest is based on significant inputs that are not observable in the market and, as such, is a Level 3 fair value measurement and is estimated using an income approach model that applies a market-based discount rate. As of September 30, 2022, and December 31, 2021, the estimated fair values of the Preferred Interest were approximately $95.5 million and $117.0 million, respectively, and the carrying values of the Preferred Interest were approximately $95.7 million and $100.0 million, respectively. As of September 30, 2022, the carrying value of the Preferred Interest exceeded its estimated fair value, which was considered temporary and not material.
9.    Earnings Per Share
The Company excluded 30,862 and 30,800 (in thousands) of weighted average anti-dilutive securities related to the Equitrans Midstream Preferred Shares and stock-based compensation awards from the computation of diluted weighted average common shares outstanding for the three and nine months ended September 30, 2022, respectively. The Company excluded 30,018 (in thousands), in each case, of weighted average anti-dilutive securities related to the Equitrans Midstream Preferred Shares from the computation of diluted weighted average common shares outstanding for the three and nine months ended September 30, 2021.
The Company grants Equitrans Midstream phantom units to certain non-employee directors that will be paid in Equitrans Midstream common stock upon the director's termination of service on the Board. As there are no remaining service, performance or market conditions related to these awards, 567 and 599 (in thousands) Equitrans Midstream phantom units were included in the computation of basic and diluted weighted average common shares outstanding for the three and nine months ended September 30, 2022, respectively, and 498 and 495 (in thousands) Equitrans Midstream phantom units were included in the computation of basic and diluted weighted average common shares outstanding for the three and nine months ended September 30, 2021, respectively.
10.     Income Taxes
The Company's effective tax rate was 0.3% for the three months ended September 30, 2022, compared to 26.2% for the three months ended September 30, 2021. The Company's effective tax rate was (2.7)% for the nine months ended September 30, 2022, compared to 23.9% for the nine months ended September 30, 2021. For the three and nine months ended September 30, 2022 and 2021, the Company calculated the provision for income taxes for interim periods by applying an estimate of the annual effective tax rate for the full fiscal year to "ordinary" income or loss (income (loss) before income taxes excluding unusual or infrequently occurring items) for the periods. The effective tax rate was lower for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 primarily due to the impairment of the Company's equity method investment in the MVP Joint Venture and its impact on the loss before income taxes, partially offset by an increase in the valuation allowances that limit tax benefits for the Company's federal and state deferred tax assets, which were recorded by the Company at December 31, 2021. The effective tax rate for the three and nine months ended September 30, 2022 was lower than the statutory rate primarily due to the increase in the valuation allowances that limit tax benefits for the Company’s federal and state deferred tax assets, primarily due to the impairment of the Company's equity method investment in the MVP Joint Venture and its impact on the loss before income taxes. The effective tax rate for the three and nine months ended September 30, 2021 was lower than the statutory rate primarily due to the impact of AFUDC - equity on the MVP project.
For the nine months ended September 30, 2022, the Company believes that it is more likely than not that the benefit from a portion of its state net operating loss (NOL) carryforwards, deferred tax assets related to interest disallowance under Internal Revenue Code Section 163(j), and certain state deferred tax assets, net of offsetting deferred tax liabilities, will not be realized and accordingly, the Company maintains related valuation allowances. For the nine months ended September 30, 2022, the Company recorded income tax expense of approximately $54.5 million primarily related to changes in valuation allowances of approximately $77.4 million because of increases in federal and state deferred tax assets, partially offset by a $22.9 million benefit related to decreases in future Pennsylvania corporate net income tax rates. As of September 30, 2022 and December 31, 2021, the valuation allowances related to federal and state deferred tax assets were approximately $152.1 million and $97.6 million, respectively.
Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not (greater than 50%) that a tax benefit will not be realized. In evaluating the need for a valuation allowance, management considers available evidence, both positive and negative, including potential sources of taxable income, income available in carry-back periods, future reversals of taxable temporary differences, projections of taxable income and income from tax planning strategies. Positive evidence includes reversing temporary differences and projection of future profitability within the carry-forward period, including from tax planning strategies. Negative evidence includes historical pre-tax book losses and Pennsylvania NOL expirations. A review of positive and negative evidence regarding these tax benefits resulted in the conclusion that valuation allowances on a portion of the Company’s state NOL carryforwards, deferred tax assets related to interest disallowance under Internal Revenue Code Section 163(j), and certain state deferred tax assets, net of offsetting deferred tax liabilities, were warranted as it was more likely than not that these assets will not be realized. Any determination to change the beginning of the year valuation allowance resulting from a change in the judgment about realizability of deferred tax assets in future years would impact the Company's income tax expense in the period in which such a determination is made.

EQUITRANS MIDSTREAM CORPORATION
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of financial condition and results of operations in conjunction with the consolidated financial statements, and the notes thereto, included elsewhere in this report.
Cautionary Statements about Forward-Looking Statements
Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Section 27A of the Securities Act of 1933, as amended (the Securities Act). Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as "anticipate," "estimate," "could," "would," "will," "may," "assume," "potential," "forecast," "approximate," "expect," "project," "intend," "plan," "believe," "target," "outlook," "seek," "strive," "continue" and other words of similar meaning in connection with any discussion of future operating or financial matters. Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the matters discussed in the section captioned "Outlook" in Part I, "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," and the expectations of plans, strategies, objectives, and growth and anticipated financial and operational performance of Equitrans Midstream Corporation (together with its subsidiaries, Equitrans Midstream or the Company), including:
•guidance and any changes in such guidance regarding the Company’s gathering, transmission and storage and water services revenue and volume, including the anticipated effects associated with the EQT Global GGA and related documents entered into with EQT;
•projected revenue (including from firm reservation fees) and volumes, gathering rates, deferred revenues, expenses and contract liabilities, and the effects on liquidity, leverage, projected revenue, deferred revenue and contract liabilities associated with the EQT Global GGA and the MVP project (including changes in the targeted full in-service date for such project);
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
•the cost to construct or restore right-of-way for, capacity of, shippers for, timing and durability of regulatory approvals and concluding litigation, final design (including project scope, expansions, extensions or refinements and capital related thereto), ability to contract additional capacity on, mitigate emissions from, targeted in-service dates of, and completion of current, planned or in-service projects or assets, in each case as applicable;
•the potential for federal energy infrastructure permitting reform legislation favorable to the MVP project to be expeditiously proposed and enacted;
•the ultimate terms, partner relationships and structure of the MVP Joint Venture and ownership interests therein;
•the impact of changes in the targeted full in-service date of the MVP project on, among other things, the fair value of the Henry Hub cash bonus payment provision of the EQT Global GGA, gathering fee relief and the estimated transaction price allocated to the Company's remaining performance obligations under certain contracts with firm reservation fees and MVCs;
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
•the Company's ability to recoup replacement and related costs;
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
•the Company's ability to position itself for a lower carbon economy, achieve, and create value from, its environmental, social and governance (ESG) and sustainability targets and aspirations (including targets and aspirations set forth in its climate policy) and respond, and impacts of responding, to increasing stakeholder scrutiny in these areas;
•the effectiveness of the Company's information technology and operational technology systems and practices to detect and defend against evolving cyberattacks on United States critical infrastructure;
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
Executive Overview
Net loss attributable to Equitrans Midstream common shareholders was $(521.2) million ($(1.20) per diluted share) for the three months ended September 30, 2022 compared to net income attributable to Equitrans Midstream common shareholders of $72.7 million ($0.17 per diluted share) for the three months ended September 30, 2021. The decrease resulted primarily from an impairment of the Company's equity method investment in the MVP Joint Venture, lower other income, net, decreased operating revenues, lower equity income and higher interest expense, partially offset by lower income tax expense.
Net loss attributable to Equitrans Midstream common shareholders was $(379.4) million ($(0.88) per diluted share) for the nine months ended September 30, 2022 compared to net income attributable to Equitrans Midstream common shareholders of $153.3 million ($0.35 per diluted share) for the nine months ended September 30, 2021. The decrease resulted primarily from an impairment of the Company's equity method investment in the MVP Joint Venture, lower operating revenues, lower other income, net and a decrease in equity income, partially offset by lower operating expenses, lower income tax expense and a decrease in the loss on extinguishment of debt.

COVID-19 Update
The Company continues to monitor updates in guidelines from the U.S. Centers for Disease Control and Prevention related to the COVID-19 outbreak, and, where applicable, make adjustments to its companywide working protocols. Although the outbreak has had, and continues to have, minimal direct impact on the Company’s overall operations, the Company cannot predict that the pandemic, or further developments regarding variants of COVID-19 or related governmental action, will not have any impact in the future on the Company's business, results of operations or financial position. For further information regarding the potential impact of COVID-19 on the Company, see "The ongoing outbreak of COVID-19 and its variant strains (or any future pandemic) could harm our business, results of operations and financial condition." under "Item 1A. Risk Factors" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Business Segment Results
Operating segments are revenue-producing components of an enterprise for which separate financial information is produced internally and is subject to evaluation by the chief operating decision maker in deciding how to allocate resources. Headquarters costs consist primarily of certain unallocated corporate expenses and transaction costs, as applicable. Net interest expense, loss on extinguishment of debt, components of other income, net and income tax expense (benefit) are managed on a consolidated basis. The Company has presented each segment's operating income (loss), other income, net, equity income, impairment of equity method investment and various operational measures, as applicable, in the following sections. Management believes that the presentation of this information is useful to management and investors regarding the financial condition, results of operations and trends and uncertainties of its segments. The Company has reconciled each segment's operating income (loss) to the Company's consolidated operating income and net income (loss) in Note 3 to the consolidated financial statements.

Gathering Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
	(Thousands, except per day amounts)
FINANCIAL DATA
Firm reservation fee revenues (a)	$144,730	$151,004	(4.2)	$415,932	$448,556	(7.3)
Volumetric-based fee revenues	82,450	92,812	(11.2)	256,352	285,288	(10.1)
Total operating revenues	227,180	243,816	(6.8)	672,284	733,844	(8.4)
Operating expenses:
Operating and maintenance	27,855	25,758	8.1	71,733	72,698	(1.3)
Selling, general and administrative	21,717	21,831	(0.5)	58,520	72,324	(19.1)
Depreciation	49,125	47,441	3.5	145,953	140,899	3.6
Amortization of intangible assets	16,204	16,204	—	48,614	48,614	—
Total operating expenses	114,901	111,234	3.3	324,820	334,535	(2.9)
Operating income	$112,279	$132,582	(15.3)	$347,464	$399,309	(13.0)

Other income, net (b)	$1,332	$21,328	(93.8)	$21,500	$37,897	(43.3)

OPERATIONAL DATA
Gathered volumes (BBtu per day)
Firm capacity (c)	5,125	5,110	0.3	5,199	5,211	(0.2)
Volumetric-based services	2,413	2,880	(16.2)	2,600	3,109	(16.4)
Total gathered volumes	7,538	7,990	(5.7)	7,799	8,320	(6.3)

Capital expenditures (d)	$73,589	$62,916	17.0	$195,925	$170,709	14.8
(a)For the three and nine months ended September 30, 2022, firm reservation fee revenues included approximately $8.5 million and $17.4 million, respectively, of MVC unbilled revenues. For the three and nine months ended September 30, 2021, firm reservation fee revenues included approximately $5.5 million and $12.4 million, respectively, of MVC unbilled revenues.
(b)Other income, net includes the unrealized (losses) gains on derivative instruments associated with the Henry Hub cash bonus payment provision and gain on sale of gathering assets. See Note 8 to the consolidated financial statements for further details on the Henry Hub cash bonus payment provision.
(c)Includes volumes up to the contractual MVC under agreements structured with MVCs. Volumes in excess of the contractual MVC are reported under Volumetric-based services.
(d)Includes approximately $5.9 million and $17.6 million of capital expenditures related to the noncontrolling interest in Eureka Midstream for the three and nine months ended September 30, 2022, respectively, and includes approximately $4.8 million and $10.6 million of capital expenditures related to the noncontrolling interest in Eureka Midstream for the three and nine months ended September 30, 2021, respectively.
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Gathering operating revenues decreased by $16.6 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Firm reservation fee revenues decreased by $6.3 million primarily due to higher deferred revenue primarily resulting from assumption changes impacting the estimated total consideration under the EQT Global GGA partially offset by increased firm reservation revenues from other customers. Volumetric-based fee revenues decreased by $10.3 million primarily due to lower gathered volumes resulting from reduced producer activity.
Gathering operating expenses increased by $3.7 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Operating and maintenance expenses increased by $2.1 million primarily due to higher property taxes. Depreciation expense increased by $1.7 million as a result of additional assets placed in-service.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Gathering operating revenues decreased by $61.6 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Firm reservation fee revenues decreased by $32.6 million primarily due to higher deferred revenue primarily resulting from assumption changes impacting the estimated total consideration under the EQT Global GGA, partially offset by increased firm reservation revenues from other customers. Volumetric-based fee revenues decreased by $28.9 million primarily due to lower gathered volumes resulting from reduced producer activity.
Gathering operating expenses decreased by $9.7 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Selling, general and administrative expenses decreased by $13.8 million primarily due to legal fees associated with the Hammerhead pipeline arbitration during the nine months ended September 30, 2021 and lower personnel costs. The decrease in selling, general and administrative expenses was partially offset by an increase in depreciation expense of $5.1 million as a result of additional assets placed in-service.
See also “Outlook” for discussions of the EQT Global GGA and the transactions related thereto, including the potential gathering fee relief to EQT thereunder. The Company expects that the revenues resulting from the MVCs under the EQT Global GGA will increase the proportion of the Company's total operating revenues that are firm reservation fee revenues, and correspondingly decrease the portion of the Company's total operating revenues that are volumetric-based fee revenues, in future periods. Firm reservation fee revenues under the Company’s Hammerhead gathering agreement with EQT also are expected to contribute to an increase in the Company’s firm reservation fee revenues following achievement of the Hammerhead pipeline full commercial in-service. See also "Outlook" for discussions of the expected timing of the Hammerhead pipeline in service.
Transmission Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
	(Thousands, except per day amounts)
FINANCIAL DATA
Firm reservation fee revenues	$84,584	$84,053	0.6	$272,129	$269,239	1.1
Volumetric-based fee revenues	6,973	6,833	2.0	21,301	25,964	(18.0)
Total operating revenues	91,557	90,886	0.7	293,430	295,203	(0.6)
Operating expenses:
Operating and maintenance	4,143	7,922	(47.7)	15,973	23,682	(32.6)
Selling, general and administrative	9,428	9,426	—	26,270	26,907	(2.4)
Depreciation	13,909	13,835	0.5	41,707	41,461	0.6
Total operating expenses	27,480	31,183	(11.9)	83,950	92,050	(8.8)
Operating income	$64,077	$59,703	7.3	$209,480	$203,153	3.1

Equity income	$48	$8,461	(99.4)	$91	$14,385	(99.4)
Impairment of equity method investment	$(583,057)	$—	100.0	$(583,057)	$—	100.0

OPERATIONAL DATA
Transmission pipeline throughput (BBtu per day)
Firm capacity reservation	3,058	2,939	4.0	3,082	2,927	5.3
Volumetric-based services	65	7	828.6	41	9	355.6
Total transmission pipeline throughput	3,123	2,946	6.0	3,123	2,936	6.4

Average contracted firm transmission reservation commitments (BBtu per day)	3,748	3,819	(1.9)	4,009	4,008	—

Capital expenditures (a)	$12,429	$5,755	116.0	$22,994	$17,050	34.9

(a)Transmission capital expenditures do not include aggregate capital contributions made to the MVP Joint Venture for the MVP and MVP Southgate projects of approximately $46.4 million and $158.2 million for the three and nine months ended September 30, 2022, respectively, and $94.3 million and $179.0 million for the three and nine months ended September 30, 2021, respectively.
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Transmission operating revenues increased by $0.7 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily as a result of increased firm reservation fee revenues primarily due to higher average rates.
Operating expenses decreased by $3.7 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021 as a result of decreased operating and maintenance expense primarily due to operational efficiencies.
Equity income decreased by $8.4 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 due to no AFUDC at the MVP Joint Venture in the current period.
Impairment of equity method investment reflects the impairment of the Company's equity method investment in the MVP Joint Venture during the third quarter of 2022. See Note 2 for further information.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Transmission operating revenues decreased by $1.8 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Firm reservation revenues increased $2.9 million due to higher average rates and customers contracting for additional firm capacity. Volumetric-based fee revenues decreased $4.7 million due to lower storage activities.
Operating expenses decreased by $8.1 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily as a result of lower operating and maintenance expense due to operational efficiencies.
Equity income decreased by $14.3 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 due to no AFUDC at the MVP Joint Venture in the current period.
The Company's equity income in future periods will continue to be affected by the timing of the resumption of the remaining MVP project growth construction activities and associated AFUDC, and the timing of the completion of the MVP project, and such impact could continue to be substantial.
Impairment of equity method investment reflects the impairment of the Company's equity method investment in the MVP Joint Venture during the third quarter of 2022. See Note 2 for further information.

Water Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
	(Thousands, except MMgal amounts)
FINANCIAL DATA
Firm reservation fee revenues (a)	$9,375	$1,061	783.6	$24,502	$3,834	539.1
Volumetric-based fee revenues	3,639	6,311	(42.3)	12,292	37,484	(67.2)
Total operating revenues	13,014	7,372	76.5	36,794	41,318	(10.9)
Operating expenses:
Operating and maintenance	3,280	5,053	(35.1)	12,809	14,581	(12.2)
Selling, general and administrative	2,230	2,369	(5.9)	5,896	5,396	9.3
Depreciation	5,162	4,364	18.3	14,483	20,740	(30.2)
Impairment of long-lived assets	—	—	—	—	56,178	(100.0)
Total operating expenses	10,672	11,786	(9.5)	33,188	96,895	(65.7)
Operating income (loss)	$2,342	$(4,414)	153.1	$3,606	$(55,577)	106.5

OPERATIONAL DATA
Water services volumes (MMgal)
Firm capacity reservation (b)	107	16	568.8	323	70	361.4
Volumetric-based services	96	161	(40.4)	358	837	(57.2)
Total water volumes	203	177	14.7	681	907	(24.9)

Capital expenditures	$17,041	$10,803	57.7	$49,132	$20,430	140.5
(a)    For the three and nine months ended September 30, 2021, firm reservation fee revenues included approximately $0.5 million and $1.5 million, respectively, of MVC unbilled revenues.
(b)    Includes volumes up to the contractual MVC under agreements structured with MVCs or ARCs, as applicable. Volumes in excess of the contractual MVC are reported under volumetric-based services.
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Water operating revenues increased by $5.6 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Firm reservation fee revenues increased by $8.3 million primarily as a result of increased revenues associated with ARCs. Volumetric-based fee revenues decreased by $2.7 million primarily due to lower volumes resulting from more firm capacity volumes in the current period due to the 2021 Water Services Agreement replacing contracts that provided service previously on a volumetric fee basis and overall decreased customer activity.
Water operating expenses decreased by $1.1 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Operating and maintenance expenses decreased by $1.8 million primarily due to preventive pipeline activities in the prior year, which was partially offset by an increase in depreciation expense of $0.8 million as a result of additional assets placed in-service.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Water operating revenues decreased by $4.5 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Firm reservation fee revenues increased by $20.7 million primarily as a result of increased revenues associated with ARCs. Volumetric-based fee revenues decreased by $25.2 million primarily due to lower volumes resulting from more firm capacity volumes in the current period due to the 2021 Water Services Agreement replacing contracts that provided service previously on a volumetric fee basis and overall decreased customer activity and rates.
Water operating expenses decreased by $63.7 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily as a result of the $56.2 million impairment of long-lived assets during the second quarter of 2021. Depreciation expense decreased $6.3 million due to the impairment of certain long-lived assets during the second quarter of 2021. Operating and maintenance expenses decreased by $1.8 million primarily due to lower purchased water costs resulting from decreased activity.
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
Other Income Statement Items
Other Income, Net
Other income, net decreased by $20.3 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The decrease was primarily due to a $2.4 million unrealized loss on derivative instruments during the three months ended September 30, 2022, as compared to a $21.3 million unrealized gain on derivative instruments during the three months ended September 30, 2021, both associated with the Henry Hub cash bonus payment provision due to changes in NYMEX Henry Hub natural gas futures prices, partially offset by a $3.7 million gain on the sale of non-core gathering assets. Other income, net decreased by $16.8 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The decrease was primarily due to a $20.1 million decrease in unrealized gain on derivative instruments associated with the Henry Hub cash bonus payment provision due to changes in NYMEX Henry Hub natural gas futures prices, partially offset by a $3.7 million gain on the sale of non-core gathering assets.
See also "Outlook" for a discussion of factors affecting the estimated fair value of the derivative asset attributable to the Henry Hub cash bonus payment provision that is recognized in other income, net on the Company's statements of consolidated comprehensive income.
Loss on Extinguishment of Debt
During the nine months ended September 30, 2022, the Company incurred a loss on extinguishment of debt of approximately $24.9 million related to the payment of the 2022 Tender Offers and open market repurchase premiums and fees, and write off of the respective unamortized discounts and financing costs associated with the purchase of portions of 2023, 2024 and 2025 Notes in the 2022 Tender Offers.
During the nine months ended September 30, 2021, the Company incurred a loss on the extinguishment of debt of $41.0 million related to the payment of the 2021 Tender Offers premium and write off of unamortized discounts and financing costs related to the prepayment of the EQM Term Loans under, and termination of, the Amended 2019 EQM Term Loan Agreement and purchase of 2023 Notes in the 2021 Tender Offers. See Note 7 to the consolidated financial statements for additional discussion.

Net Interest Expense
Net interest expense increased by $7.0 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to the issuance of the 2022 Senior Notes and increased interest rates on the revolving credit facilities, partially offset by the impact of the 2022 Tender Offers. Net interest expense increased by $4.4 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to the issuance of the 2022 Senior Notes, partially offset by the impact of the 2022 Tender Offers.
As a result of the issuance of the 2022 Senior Notes and purchase of portions of 2023, 2024 and 2025 Notes in the 2022 Tender Offers, the Company expects its annual net interest expense to be higher in future periods.
See also Note 7 to the consolidated financial statements for a discussion of certain of the Company's outstanding debt.

Income Taxes
See Note 10 to the consolidated financial statements for an explanation of the changes in income taxes for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021.
Management continues to evaluate the need for valuation allowances on the Company's deferred tax assets. As a result of the impairment of the Company's equity method investment in the MVP Joint Venture, management expects a full valuation allowance on the Company's deferred tax assets, net of deferred tax liabilities, for the year ended December 31, 2022. The Company's estimated annual effective tax rate is susceptible to change, including the amount of valuation allowances realized, and such impact may be substantial.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests was relatively flat for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021.
Capital Expenditures
See "Investing Activities" and "Capital Requirements" under "Capital Resources and Liquidity" for discussion of capital expenditures and capital contributions.
Outlook
The Company's strategically-located assets overlay core acreage in the Appalachian Basin. The location of the Company's assets allows its producer customers to access major demand markets in the U.S. The Company is one of the largest natural gas gatherers in the U.S. and its largest customer, EQT, was one of the largest natural gas producers in the U.S. based on average daily sales volumes as of September 30, 2022 and EQT's public senior debt had investment grade credit ratings from Standard & Poor's Global Ratings (S&P) and Fitch Ratings (Fitch) as of that date. The Company believes it has a stable cash flow profile, with approximately 71% of its operating revenue for the nine months ended September 30, 2022 generated by firm reservation fees. The percentage of the Company's operating revenues that are generated by firm reservation fees is expected to increase in future years as a result of the 15-year term EQT Global GGA, which includes an MVC of 3.0 Bcf per day that became effective on April 1, 2020 and gradually steps up to 4.0 Bcf per day through December 2031 following the full in-service date of the MVP (should it be placed in-service). The Company intends for the contract structure to enhance the stability of the Company's cash flows and limit its exposure to customer volume variability.
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
The Company expects that the MVP (should it be placed in-service), together with the Hammerhead pipeline and Equitrans, L.P. Expansion Project (EEP), will primarily drive the Company's organic growth, as discussed in further detail below, and, in the case of the MVP, the Company's ability to de-lever and the pace thereof (which delevering the Company views as a critical strategic objective for its business).

•Mountain Valley Pipeline. The MVP is being constructed by a joint venture among the Company and affiliates of each of NextEra Energy, Inc., Consolidated Edison, Inc. (Con Edison), AltaGas Ltd. and RGC Resources, Inc. As of September 30, 2022, the Company owned an approximate 47.1% interest in the MVP project and will operate the MVP. The MVP is an estimated 300-mile, 42-inch diameter natural gas interstate pipeline with a targeted capacity of 2.0 Bcf per day that is designed to span from the Company's existing transmission and storage system in Wetzel County, West Virginia to Pittsylvania County, Virginia, which will provide access to the growing southeast demand markets. The MVP Joint Venture has secured a total of 2.0 Bcf per day of firm capacity commitments at 20-year terms. Additional shippers have expressed interest in the MVP project and the MVP Joint Venture is evaluating an expansion opportunity that could add approximately 0.5 Bcf per day of capacity through the installation of incremental compression.
In October 2017, the FERC issued the Certificate of Public Convenience and Necessity (the Certificate) for the MVP. In the first quarter of 2018, the MVP Joint Venture received limited notice to proceed with certain construction activities from the FERC and commenced construction. However, as discussed in "The regulatory approval process for the construction of new midstream assets is very challenging, has significantly increased costs and delayed targeted in-service dates, and decisions by regulatory and judicial authorities in pending or potential proceedings, particularly with respect to litigation in the Fourth Circuit, are likely to impact our or the MVP Joint Venture's ability to obtain or maintain in effect all approvals and authorizations necessary to complete certain projects in a timely manner or at all or our ability to achieve the expected investment returns on the projects." included in Part II, "Item 1A. Risk Factors", as well as in Part II, "Item 1. Legal Proceedings" of this Quarterly Report on Form 10-Q, the MVP project has been subject to repeated, significant delays and cost increases because of legal and regulatory setbacks, particularly in respect of litigation in the U.S. Court of Appeals for the Fourth Circuit (Fourth Circuit), including, as discussed in Part II, "Item 1. Legal Proceedings" of this Quarterly Report on Form 10-Q, on January 25, 2022, the Fourth Circuit’s vacatur and remanding on specific issues of the MVP Joint Venture's authorizations related to the Jefferson National Forest (JNF) received from the Bureau of Land Management (BLM) and the U.S. Forest Service (USFS) and on February 2, 2022, the Fourth Circuit’s vacatur and remanding on specific issues of the Biological Opinion and Incidental Take Statement issued by the United States Department of the Interior's Fish and Wildlife Service (FWS) for the MVP project.
Given ongoing litigation and regulatory matters, on June 24, 2022, the MVP Joint Venture filed a request with the Federal Energy Regulatory Commission (FERC) for an extension of time to complete the MVP project for an additional four years (relative to a prior obtained extension) through October 13, 2026, which request was granted on August 23, 2022.
The MVP Joint Venture has sought new authorizations relating to the JNF, a new Biological Opinion and Incidental Take Statement, and an Individual Permit from the Huntington, Pittsburgh and Norfolk Districts of the U.S. Army Corps of Engineers (Army Corps) to effect approximately 300 water crossings utilizing open cut techniques. In April 2022, the MVP obtained the FERC’s authorization to amend the Certificate to utilize alternative trenchless construction methods to effect approximately 120 water crossings. In order to complete the project, in addition to the authorizations with respect to water crossings and other relevant regulatory matters, the MVP Joint Venture needs to continue to have available the orders previously issued by the FERC that are necessary to complete the MVP project and receive authorization from the FERC to complete construction work in the portion of the project route currently remaining subject to the FERC’s previous stop work order and in the JNF. The MVP Joint Venture also is participating in the defense of Section 401 water quality certification approvals received in December 2021 from each of the West Virginia Department of Environmental Protection (WVDEP) and the Virginia Department of Environmental Quality (VADEQ) (the State 401 Approvals), which are the subject of ongoing litigation in the Fourth Circuit.
For further information regarding litigation and regulatory related delays and risks affecting the completion of the MVP project, see Part II, "Item 1. Legal Proceedings" of this Quarterly Report on Form 10-Q. See also "The regulatory approval process for the construction of new midstream assets is very challenging, has significantly increased costs and delayed targeted in-service dates, and decisions by regulatory and judicial authorities in pending or potential proceedings, particularly with respect to litigation in the Fourth Circuit, are likely to impact our or the MVP Joint Venture's ability to obtain or maintain in effect all approvals and authorizations necessary to complete certain projects in a timely manner or at all or our ability to achieve the expected investment returns on the projects." and "Expanding our business by constructing new midstream assets subjects us to risks." included in Part II, "Item 1A. Risk Factors" of this Quarterly Report on Form 10-Q and "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, as applicable.

On October 25, 2022, oral argument was held in the Fourth Circuit relating to the WVDEP State 401 Approval, which oral argument was conducted by the same panel of Fourth Circuit judges as have appeared, and overruled permitting agencies, in numerous prior matters relating to the MVP Joint Venture. Based upon the oral argument, the Company perceives continued hostility to and risk posed by the Fourth Circuit panel to the MVP Joint Venture’s State 401 Approvals and those potential future authorizations and permits within the Fourth Circuit’s jurisdiction, including any new authorizations for the JNF and new Biological Opinion and Incidental Take Statement. Further, as of the filing of this Quarterly Report on Form 10-Q, there remains uncertainty with respect to the relevant federal agencies' final permitting issuance timelines.
Notwithstanding prior setbacks and ongoing risks, the MVP Joint Venture continues to engage in pursuing the requisite authorizations necessary under applicable law from the relevant agencies to complete the MVP project. However, in light of the continuing and likely future litigation and regulatory challenges posed to the MVP project (including the need for existing or future authorizations to remain in effect notwithstanding any pending or future challenge thereto) and timing uncertainties within the permitting process, the Company believes that the best path to complete the MVP in accordance with the Company’s previously-communicated targeted full in-service date for the project during the second half of 2023 and at a targeted total project cost of approximately $6.6 billion (excluding AFUDC) is for the United States Congress to expeditiously pass, and there to be enacted, federal energy infrastructure permitting reform legislation that specifically requires the completion of the MVP project, similar to MVP-specific aspects of legislation proposed in September 2022 by each of United States Senators Joseph Manchin and Shelley Moore Capito. As of the date of this Quarterly Report on Form 10-Q, the Company is cognizant of continuing significant bipartisan support for federal energy infrastructure permitting reform legislation and that the MVP project continues to be a prominent part of discussions with respect to such legislation.
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
Through September 30, 2022, based on the MVP project's total targeted cost, the Company had funded approximately $2.7 billion of its estimated total capital contributions of approximately $3.4 billion (inclusive of additional contributions required due to the Con Edison cap described above), which estimated total capital contributions include approximately $180 million in excess of the Company's ownership interest. For 2022, the Company expects to make total capital contributions of approximately $190 million to $210 million primarily related to ongoing right-of-way maintenance, as well as work completed in late 2021, of which approximately $157.3 million had been contributed to the MVP Joint Venture as of September 30, 2022.
•Wellhead Gathering Expansion Projects and Hammerhead Pipeline. During the nine months ended September 30, 2022, the Company invested approximately $195.9 million in gathering projects (inclusive of capital expenditures related to the noncontrolling interest in Eureka Midstream). For 2022, the Company expects to invest approximately $265 million to $285 million in gathering projects (inclusive of expected capital expenditures of approximately $20 million related to the noncontrolling interest in Eureka Midstream). The primary projects include infrastructure expansion of core development areas in the Marcellus and Utica Shales in southwestern Pennsylvania, southeastern Ohio and northern West Virginia for EQT, Range Resources Corporation (Range Resources) and other producers.
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
During the second quarter of 2022, the Company entered into an agreement with a producer customer to install approximately 32,000 horsepower booster compression to existing facilities. The project is backed by a long-term commitment and is targeted to be in-service in mid-2024. The Company expects to invest approximately $70 million, with a majority of the capital spend in 2023 and 2024.

•Transmission Projects and Equitrans Expansion Project. During the nine months ended September 30, 2022, the Company invested approximately $23.0 million in transmission projects, including the EEP. The EEP is designed to provide north-to-south capacity on the mainline Equitrans, L.P. system, including primarily for deliveries to the MVP. A portion of the EEP commenced operations with interruptible service in the third quarter of 2019. The EEP provides capacity of approximately 600 MMcf per day and offers access to several markets through interconnects with Texas Eastern Transmission, Dominion Transmission and Columbia Gas Transmission. Once the MVP is fully placed in service, firm transportation agreements for 550 MMcf per day of capacity will commence under 20-year terms.
For 2022, the Company expects to invest approximately $35 million in transmission projects, inclusive of capital expenditures expected for 2022 associated with the Company's Ohio Valley Connector expansion project (OVCX). OVCX will increase deliverability on the Company's existing Ohio Valley Connector pipeline (OVC) by approximately 350 MMcf per day, create new receipt and delivery transportation paths, and enhance long-term reliability. The project is supported by new long-term firm capacity commitments of 330 MMcf per day, as well as an extension of approximately 1.0 Bcf per day of existing contracted mainline capacity for EQT. OVCX is designed to meet growing demand in key markets in the mid-continent and gulf coast through existing interconnects with long-haul pipelines in Clarington, Ohio. On July 7, 2022, the FERC issued a Notice of Intent to Prepare an Environmental Impact Statement for OVCX, and on September 30, 2022, issued a Draft Environmental Impact Statement for the project. Based on the expected regulatory and permitting timeframe, the Company is targeting the incremental OVC capacity to be in-service during the first half of 2024. The Company expects to invest approximately $160 million in the project, which includes approximately $130 million for new compression. The project is consistent with the Company's ongoing efforts to optimize existing assets and achieve capital efficiency.
•MVP Southgate Project. In April 2018, the MVP Joint Venture announced the MVP Southgate project, which is a proposed 75-mile interstate pipeline that was approved by the FERC to extend from the MVP at Pittsylvania County, Virginia to new delivery points in Rockingham and Alamance Counties, North Carolina. The MVP Southgate project is backed by a 300 MMcf per day firm capacity commitment from Dominion Energy North Carolina, and, as currently designed, reflects potential expansion capabilities that could provide up to 900 MMcf per day of total capacity. The Company is expected to operate the MVP Southgate project and owned a 47.2% interest in the MVP Southgate project as of September 30, 2022.
The MVP Joint Venture submitted the MVP Southgate certificate application to the FERC in November 2018. In June 2020, the FERC issued the Certificate of Public Convenience and Necessity for the MVP Southgate; however, the FERC, while authorizing the project, directed the Office of Energy Projects not to issue a notice to proceed with construction until necessary federal permits are received for the MVP project and the Director of the Office of Energy Projects lifts the stop work order and authorizes the MVP Joint Venture to continue constructing the MVP project. See the corresponding discussion set forth in Part II, "Item 1. Legal Proceedings" of this Quarterly Report on Form 10-Q. In addition, there have been certain other litigation and regulatory-related delays affecting completion of the MVP Southgate project, including on August 11, 2020, the North Carolina Department of Environmental Quality denied the MVP Southgate project's application for a Clean Water Act Section 401 Individual Water Quality Certification and Jordan Lake Riparian Buffer Authorization due to uncertainty surrounding the completion of the MVP project, which denial was reissued in April 2021 following an appellate proceeding. On December 3, 2021, the Virginia State Air Pollution Control Board denied the permit for the MVP Southgate project’s Lambert compressor station, which decision the MVP Joint Venture initially appealed before withdrawing its request to review the denial.
Given the continually evolving regulatory and legal environment for greenfield pipeline construction projects, as well as factors specific to the MVP and MVP Southgate projects, including the December 2021 compressor station state air permit denial, the MVP Joint Venture continues to evaluate the MVP Southgate project, including engaging in discussions with Dominion Energy North Carolina regarding options with respect to the MVP Southgate project, including likely refining the project’s design, scope and timing in lieu of pursuing the project as originally contemplated. Dominion Energy North Carolina’s obligations under the precedent agreement in support of the original project are subject to certain conditions, including that the MVP Joint Venture would have completed construction of the project facilities by June 1, 2022, which deadline is subject to extension by virtue of previously declared events of force majeure. The Company is unable to predict the results of the discussions between the MVP Joint Venture and Dominion Energy North Carolina, including any potential modifications to the project, or ultimate undertaking or completion of the project.

The MVP Southgate project, as originally designed, was estimated to cost a total of approximately $450 million to $500 million, a portion of which the Company expected to fund. For 2022, the Company expects to make capital contributions of less than $5 million to the MVP Joint Venture for the MVP Southgate project, of which approximately $0.9 million had been contributed as of September 30, 2022.
•Water Operations. During the nine months ended September 30, 2022, the Company invested approximately $49.1 million in its water infrastructure. In 2022, the Company expects to invest approximately $70 million to complete the initial mixed-use water system buildout. This includes approximately $20 million to replace certain previously installed water lines that the Company believes do not meet their prescribed quality standards. The Company has placed and is targeting placing portions of the system in service in 2022, with the majority of the system targeted to be placed in service in 2023. The Company is pursuing recoupment of such replacement and related costs.
See further discussion of capital expenditures in the "Capital Requirements" section below.
EQT Global GGA. On February 27, 2020, the Company announced the EQT Global GGA, which is a 15-year contract that includes, among other things, a 3.0 Bcf per day MVC (which gradually steps up to 4.0 Bcf per day through December 2031 following the full in-service date of the MVP) and the dedication of a substantial majority of EQT’s core acreage in southwestern Pennsylvania and West Virginia to the Company. Under the EQT Global GGA, EQT has the ability to receive certain gathering fee relief over a period of three years. The EQT Global GGA replaced 14 previous gathering agreements between EQT and the Company.
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
Before January 1, 2026, beginning the first day of the quarter in which the full in-service date of the MVP occurs, the gathering MVC fees payable by EQT to the Company are subject to potential reductions for certain contract years as set forth in the EQT Global GGA, which, prior to EQT's exercise of the EQT Cash Option, provided for an estimated aggregate fee relief of up to approximately $270 million in the first twelve-month period, approximately $230 million in the second twelve-month period and approximately $35 million in the third twelve-month period. Further, the EQT Global GGA provides for a fee credit to the gathering rate for certain gathered volumes that also receive separate transmission services under certain transmission contracts. Given that the MVP full in-service date did not occur by January 1, 2022, on July 8, 2022, EQT irrevocably elected under the EQT Global GGA to forgo up to approximately $145 million of the potential gathering fee relief in such first twelve-month period and up to approximately $90 million of the potential gathering fee relief in such second twelve-month period in exchange for a cash payment from the Company to EQT in the amount of approximately $195.8 million. As a result of EQT exercising the EQT Cash Option, the maximum aggregate fee relief applicable under the EQT Global GGA in such first twelve-month period and such second twelve-month period was reduced to be approximately $125 million and $140 million, respectively. The Company utilized borrowings under the Amended EQM Credit Facility to effect payment of the EQT Cash Option to EQT on October 4, 2022, which payment will be reflected in net cash provided by operating activities for the fourth quarter of 2022.
Based on the Henry Hub natural gas forward strip prices as of October 28, 2022 and the terms of the Henry Hub cash bonus payment provision, any further delays in the full in-service date for the MVP project, including beyond the Company's previously communicated targeted full in-service date for the project during the second half of 2023, would further decrease the estimated fair value of the derivative asset attributable to the Henry Hub cash bonus payment provision, and such decrease may be substantial. For a discussion of the potential effect of hypothetical changes to the NYMEX Henry Hub natural gas future prices on the estimated fair value of the derivative asset attributable to the Henry Hub cash bonus payment provision, see "Commodity Prices" in Part I, "Item 3. Quantitative and Qualitative Disclosures About Market Risk" of this Quarterly Report on Form 10-Q. Changes in estimated fair value are recognized in other income, net, on the Company’s statements of consolidated comprehensive income.
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
Potential Future Impairments. The accounting estimates related to impairments are susceptible to change, including estimating fair value which requires considerable judgment. For goodwill, management’s estimate of a reporting unit’s future financial results is sensitive to changes in assumptions, such as changes in stock prices, weighted-average cost of capital, terminal growth rates and industry multiples. Similarly, cash flow estimates utilized for purposes of evaluating long-lived assets and equity method investment (such as in the MVP Joint Venture) require the Company to make projections and assumptions for many years into the future for pricing, demand, competition, operating costs, commencement of operations, resolution of relevant legal and regulatory matters, and other factors. The Company evaluates long-lived assets and equity method investments for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable (meaning, in the case of its equity method investment, that such investment has suffered other-than-temporary declines in value under ASC 323). The Company believes the estimates and assumptions used in estimating its reporting units’, its long-lived assets' and its equity investment's fair values are reasonable and appropriate as of September 30, 2022; however, assumptions and estimates are inherently subject to significant business, economic, competitive, regulatory, judicial and other risks that could materially affect the calculated fair values and the resulting conclusions regarding impairments, which could materially affect the Company’s results of operations and financial position. Additionally, actual results could differ from these estimates and assumptions may not be realized. When estimating the fair value of its equity method investment, the Company utilizes an income approach under which significant judgments and assumptions, including the discount rate and probability-weighted scenarios, are sensitive to change. For example, an increase of 25 basis points to the discount rate and a 5% decrease to the probability of success would have resulted in an increase to the third quarter 2022 impairment charge discussed in Note 2 to the consolidated financial statements by approximately $158 million or 20.2%. The Company also continues to evaluate and monitor the ongoing legal and regulatory matters affecting the MVP and MVP Southgate projects, as further described in Part II, “Item 1. Legal Proceedings” of this Quarterly Report on Form 10-Q. Further adverse or delayed developments with respect to such matters or other adverse developments, as well as potential macroeconomic factors, including other than temporary market fluctuations, changes in interest rates, cost increases and other unanticipated events, could require that the Company further modify assumptions reflected in the probability-weighted scenarios of discounted future net cash flows (including with respect to the probability of success) utilized to estimate the fair value of its equity investment in the MVP Joint Venture, which could result in an other-than-temporary decline in value, resulting in an incremental impairment of that investment. While macroeconomic factors in and of themselves may not be a direct indicator of impairment, should an impairment indicator be identified in the future, macroeconomic factors such as changes in interest rates could ultimately impact the size and scope of any potential impairment. See “Reviews of our goodwill, intangible and other long-lived assets and equity method investment in the MVP Joint Venture have resulted in significant impairment charges, and reviews of our goodwill, intangible and other long-lived assets and equity method investment in the MVP Joint Venture could result in future significant impairment charges.” included in “Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 and the Company's discussion of "Critical Accounting Estimates" included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. See Note 2 to the consolidated financial statements for discussion of the impairment of the Company's equity method investment in the MVP Joint Venture during the third quarter of 2022.
As of the filing of this Quarterly Report on Form 10-Q, the Company cannot predict the likelihood or magnitude of any future impairment.
For a discussion of capital expenditures, see "Capital Requirements" under "Capital Resources and Liquidity" below.
Capital Resources and Liquidity
The Company's liquidity requirements are to finance its operations, its capital expenditures, potential acquisitions and other strategic transactions and capital contributions to joint ventures, including the MVP Joint Venture, to pay cash dividends and distributions and to satisfy any indebtedness obligations. The Company's ability to meet these liquidity requirements depends on the Company's cash flow from operations, the continued ability of the Company to borrow under its credit facilities and the Company's ability to raise capital in banking and capital markets. We believe that our cash on hand and future cash generated from operations, together with available borrowing capacity under our subsidiaries' credit facilities and our access to banking and capital markets, will provide adequate resources to fund our short-term and long-term capital, operating and financing needs. However, cash flow and capital raising activities may be affected by prevailing economic conditions in the natural gas industry and other financial and business factors (including those market forces discussed in “Our business is subject to climate change-related transitional risks (including evolving climate-focused regulation and climate change-driven trends emphasizing financing non-fossil fuel businesses and prompting pursuit of emissions reductions, lower-carbon technologies and alternative forms of energy) and physical risks that could significantly increase our operating expenses and capital costs, adversely affect our customers’ development plans, and reduce demand for our products and services." included in "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2021), some of which are beyond the Company's control. The Company's available sources of liquidity include cash from operations, cash on hand, borrowings under its subsidiaries' revolving credit facilities, issuances of additional debt and issuances of additional equity securities. As of September 30, 2022, pursuant to the terms of the Amended EQM Credit Facility, EQM had the ability to borrow approximately $0.7 billion under the Amended EQM Credit Facility. The amount the Company is able to borrow under the Amended EQM Credit Facility is bounded by a maximum consolidated leverage ratio.
See “Security Ratings” below for a discussion of EQM’s credit ratings during 2022. Based on EQM's credit rating levels, EQM has delivered credit support to the MVP Joint Venture in the form of letters of credit, which, in the case of the MVP project, is in the amount of approximately $219.7 million and is, in the case of the MVP Southgate project, $14.2 million, in each case as of September 30, 2022 and which are subject to adjustment based on the applicable construction budget. See "A further downgrade of EQM’s credit ratings, including in connection with the MVP project or customer credit ratings changes, which are determined by independent third parties, could impact our liquidity, access to capital, and costs of doing business." included in "Item 1A. Risk Factors" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Operating Activities
Net cash flows provided by operating activities were $746.5 million for the nine months ended September 30, 2022 compared to $822.0 million for the nine months ended September 30, 2021. The decrease was primarily driven by the timing of working capital receipts and payments.
Investing Activities
Net cash flows used in investing activities were $427.2 million for the nine months ended September 30, 2022 compared to $386.1 million for the nine months ended September 30, 2021. Investing activities increased by approximately $41.0 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to an increase in capital expenditures spending on various wellhead gathering and water expansion projects, partially offset by a decrease in capital contributions to the MVP Joint Venture. See “Capital Requirements” below for a discussion of forecasted 2022 capital expenditures and capital contributions to the MVP Joint Venture.
Financing Activities
Net cash flows used in financing activities were $406.0 million for the nine months ended September 30, 2022 compared to $449.7 million for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, the primary uses of financing cash flows were the purchase of an aggregate cost of $1,021.5 million of certain tranches of EQM's outstanding long-term indebtedness pursuant to the 2022 Tender Offers and an open market purchase, repayments on borrowings under the revolving credit facilities, and the payment of dividends to shareholders, while the primary source of financing cash flows were the issuance of the 2022 Senior Notes and borrowings under the revolving credit facilities. For the nine months ended September 30, 2021, the primary uses of financing cash flows were the payment for retirement of the EQM Term Loans and termination of the Amended 2019 EQM Term Loan Agreement, repayments on borrowings under the revolving credit facilities, the Company's purchase of an aggregate principal amount of $500 million of EQM's 2023 Notes pursuant to the 2021 Tender Offers and the payment of dividends to shareholders, while the primary source of financing cash flows was the issuance of the 2021 Senior Notes and borrowings under the revolving credit facilities.
Capital Requirements
The gathering, transmission and storage and water services businesses are capital intensive, requiring significant investment to develop new facilities and to maintain and upgrade existing operations.
Capital expenditures in 2022 are expected to be approximately $370 million to $390 million (including approximately $20 million attributable to the noncontrolling interest in Eureka Midstream). The Company expects to make capital contributions to the MVP Joint Venture in 2022 of approximately $190 million to $210 million for purposes of the MVP project primarily related to ongoing work required for right-of-way maintenance and work completed in late 2021 and less than $5 million related to the MVP Southgate project. Capital contributions payable to the MVP Joint Venture are accrued upon the issuance of a capital call by the MVP Joint Venture. The Company's short-term and long-term capital investments may vary significantly from period to period based on the available investment opportunities, the timing of the construction of the MVP, MVP Southgate and other projects, and maintenance needs. The Company expects to fund short-term and long-term capital expenditures and capital contributions primarily through cash on hand, cash generated from operations, available borrowings under its subsidiaries' credit facilities and its access to banking and capital markets.
See Note 7 for further discussion of the reduction of commitments under the Amended EQM Credit Facility pursuant to the Third Amendment.
Credit Facility Borrowings
See Note 7 to the consolidated financial statements for discussion of the Amended EQM Credit Facility and the 2021 Eureka Credit Facility.
Security Ratings
The table below sets forth the credit ratings for EQM's debt instruments at September 30, 2022.

EQM
Senior Notes
Rating Service	Rating	Outlook
Moody's	Ba3	Stable
S&P	BB-	Negative
Fitch	BB	Negative

On September 30, 2022, Moody's affirmed EQM's rating of Ba3 and revised EQM's outlook from negative to stable. In connection with the issuance of the 2022 Notes each of Moody's, S&P and Fitch affirmed EQM's credit ratings. EQM's credit ratings are subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. The Company cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a credit rating agency if, in its judgment, circumstances so warrant. If any credit rating agency downgrades or withdraws EQM's ratings, including for reasons relating to the MVP project (such as delays in the targeted full in-service date of the MVP project or increases in such project’s targeted costs), EQM’s leverage or credit ratings of the Company's customers, the Company's access to the capital markets could become more challenging, borrowing costs will likely increase, the Company may be required to provide additional credit assurances (the amount of which may be substantial) in support of commercial agreements such as joint venture agreements, and the potential pool of investors and funding sources may decrease. In order to be considered investment grade, a company must be rated Baa3 or higher by Moody's, BBB- or higher by S&P, or BBB- or higher by Fitch. All of EQM's credit ratings are considered non-investment grade.
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
See "The regulatory approval process for the construction of new midstream assets is very challenging, has significantly increased costs and delayed targeted in-service dates, and decisions by regulatory and judicial authorities in pending or potential proceedings, particularly with respect to litigation in the Fourth Circuit, are likely to impact our or the MVP Joint Venture's ability to obtain or maintain in effect all approvals and authorizations necessary to complete certain projects in a timely manner or at all or our ability to achieve the expected investment returns on the projects." under Part II, "Item 1A. Risk Factors" of this Quarterly Report on Form 10-Q and Part II, "Item 1. Legal Proceedings" of this Quarterly Report on Form 10-Q for discussion of certain litigation and regulatory proceedings, including related to the MVP and MVP Southgate projects.

See Note 16 to the annual consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 for further discussion of the Company's commitments and contingencies.
Dividends
On October 25, 2022, the Board declared cash dividends for the third quarter of 2022 of $0.15 per common share and $0.4873 per Equitrans Midstream Preferred Share to shareholders of record at the close of business on November 2, 2022.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Changes in interest rates affect the amount of interest the Company earns on cash, cash equivalents and short-term investments and the interest rates EQM and Eureka pay on borrowings under their respective revolving credit facilities. The Amended EQM Credit Facility and the 2021 Eureka Credit Facility provide for variable interest rates and thus expose the Company, through EQM and Eureka, to fluctuations in market interest rates. In addition, EQM's interest rates under the Amended EQM Credit Facility are impacted by changes in EQM's credit ratings (which may be caused by factors outside of EQM's control). Eureka's interest rates under the 2021 Eureka Credit Facility are impacted by changes in Eureka's Consolidated Leverage Ratio (as defined in the 2021 Eureka Credit Facility) which may fluctuate based on Eureka Midstream's liquidity needs or operating results. Accordingly, if interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Based on commitments as of the Earlier Maturity Date (as previously defined) and assuming all loans are fully drawn, each quarter point change in interest rates would result in a change of approximately $5.4 million in annual interest expense on indebtedness under the Amended EQM Credit Facility. Assuming all loans are fully drawn, each quarter point change in interest rates would result in a change of approximately $1.0 million in annual interest expense on indebtedness under the 2021 Eureka Credit Facility. Further, changes in interest rates may affect the dividend payable on Equitrans Midstream Preferred Shares after March 31, 2024, which could affect the amount of cash the Company has available to make quarterly cash dividends to its shareholders. EQM's senior notes are fixed rate and thus do not expose the Company to fluctuations in market interest rates. Changes in interest rates do affect the fair value of EQM's fixed rate debt. See Notes 7 and 8 to the consolidated financial statements for discussion of borrowings and for discussion of fair value measurements, respectively. EQM and Eureka may from time to time hedge the interest on portions of borrowings under the revolving credit facilities, as applicable, in order to manage risks associated with floating interest rates. However, the Company may not maintain hedges with respect to all of its variable rate indebtedness, and any hedges it enters into may not fully mitigate its interest rate risk.
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
The Company is exposed to the credit risk of its customers, including its largest customer, EQT, including as a result of changes in customer credit ratings, liquidity and access to capital markets. At September 30, 2022, EQT's public senior debt had investment grade credit ratings from S&P and Fitch and a non-investment grade credit rating from Moody's. In addition, EQT has guaranteed the payment obligations of certain of its subsidiaries, up to a maximum amount of $115 million, $131 million and $30 million related to gathering, transmission and water services, respectively, across all applicable contracts, for the benefit of the subsidiaries of the Company providing such services. See Note 15 to the annual consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 for further discussion of the Company's exposure to credit risk.
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
Many of the Company’s customers, including EQT, have entered into long-term firm reservation gathering, transmission and water contracts or contracts with MVCs on the Company's systems and approximately 71% of the Company's operating revenues for the nine months ended September 30, 2022 was generated by firm reservation fees. As a result, the Company believes that the effect of temporary declines in volumes of gas gathered, transported or stored on its systems may be mitigated because firm reservation fee revenues are paid regardless of volumes supplied to the system by customers (although significant declines in gas production in the Company's areas of operations would adversely affect the Company's results of operations, financial condition and liquidity as approximately 29% of the Company’s operating revenues for the nine months ended September 30, 2022 was generated by volumetric-based fee revenues). See "Our exposure to direct commodity price risk may increase in the future." under "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
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
The fair value of the Company’s derivative instruments is, in part, determined by estimates of the NYMEX Henry Hub natural gas forward price curve. A hypothetical 10% increase in NYMEX Henry Hub natural gas futures prices would increase the valuation of the Company’s derivative instruments by approximately $4.7 million, while a hypothetical 10% decrease in NYMEX Henry Hub natural gas futures prices would decrease the valuation of the Company’s derivative instruments by approximately $5.5 million. This fair value change assumes volatility based on prevailing market parameters at September 30, 2022. See "Outlook" and Note 8 for a discussion of the Henry Hub cash bonus payment provision.
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
Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the third quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
MVP Matters
The MVP Joint Venture is currently defending certain agency actions and judicial challenges to the MVP, as well as pursuing certain authorizations, any of which could affect the ability to complete or operate the project, including the following:
•Sierra Club, et al. Petitioners v. State Water Control Board, et al. Respondents and Mountain Valley Pipeline, Intervenor, Docket No. 21-2425, Fourth Circuit Court of Appeals (Fourth Circuit). On December 20, 2021, the Virginia Department of Environmental Quality (VADEQ) certified that the MVP project would satisfy Virginia’s water quality standards based on its comprehensive nine-month review of the MVP Joint Venture’s Joint Permit Application (VA 401 Permit). On December 22, 2021, Petitioners filed their petition challenging the VADEQ’s approval of the VA 401 Permit with the Fourth Circuit. On December 22, 2021, the Petitioners filed a request for an administrative stay with the VADEQ which was denied on January 4, 2022. On January 4, 2022, the Petitioners filed a petition with the Fourth Circuit seeking a judicial stay of the VA 401 Permit pending a decision on the merits. On February 11, 2022, Petitioners withdrew the stay petition. On May 16, 2022, the MVP Joint Venture filed a motion for random panel assignment with the Fourth Circuit, which motion was denied on June 24, 2022. Briefing is completed and oral argument is expected to occur in January 2023. If the challenge were successful on its merits, it could result in the MVP Joint Venture's VA 401 Permit being delayed or vacated and/or additional legal proceedings, the outcome of which the Company cannot ensure, and cause a delay or further delay in the full in-service date for the MVP project (and consequent impacts related to such delay), or otherwise adverse effects.
•Sierra Club, et al. Petitioners v. West Virginia Department of Environmental Protection, et al. Respondents and Mountain Valley Pipeline, Intervenor, Docket No. 22-1008, Fourth Circuit. On December 30, 2021, the West Virginia Department of Environmental Protection (WVDEP) certified that the MVP project would satisfy West Virginia’s water quality standards based on its comprehensive nine-month review of the MVP Joint Venture’s Joint Permit Application (WV 401 Permit). On January 3, 2022, Petitioners filed their petition challenging the WVDEP’s approval of the WV 401 Permit with the Fourth Circuit. On January 4, 2022, the Petitioners filed a request for an administrative stay with the WVDEP which was denied on January 11, 2022. On January 11, 2022, Petitioners filed a petition with the Fourth Circuit seeking a judicial stay of the WV 401 Permit pending a decision on the merits. The stay petition was denied by the Fourth Circuit on February 8, 2022. On May 16, 2022, the MVP Joint Venture filed a motion for random panel assignment with the Fourth Circuit, which motion was denied on June 22, 2022. Briefing is complete and oral argument occurred on October 25, 2022, and the parties are awaiting a decision. If the challenge were successful on its merits, it could result in the MVP Joint Venture's WV 401 Permit being delayed or vacated and/or additional legal proceedings, the outcome of which the Company cannot ensure, and cause a delay or further delay in the full in-service date for the MVP project (and consequent impacts related to such delay), or otherwise adverse effects.
•Jefferson National Forest Crossing and Associated Authorizations. In a different Fourth Circuit appeal, Sierra Club, et al. v. U.S. Forest Service, et al., consolidated under Case No. 17-2399, Fourth Circuit, filed in December 2017, the Sierra Club challenged a Bureau of Land Management (BLM) decision to grant a right-of-way to the MVP Joint Venture and a U.S. Forest Service (USFS) decision to amend its management plan to accommodate the MVP, both of which affect the MVP's approximate 3.5-mile segment in the Jefferson National Forest (JNF) in Virginia. On July 27, 2018, agreeing in part with the Sierra Club, the Fourth Circuit vacated the BLM and USFS decisions, finding fault with the BLM's analysis of the practicality of alternate routes and the USFS' analysis of erosion and sedimentation effects. The USFS published a draft Supplemental Environmental Impact Statement (SEIS) to the 2017 FERC Final Environmental Impact Statement for MVP in the Federal Register on September 25, 2020. On December 11, 2020, the USFS published a Final SEIS that addressed the issues raised in the prior proceedings and evaluated the most recent sedimentation analysis submitted to the agency consistent with the findings presented in MVP’s then existing Biological Opinion and Incidental Take Statement issued by the Department of the Interior's Fish and Wildlife Service (FWS) on September 4, 2020. See Appalachian Voices, et al. v. U.S. Dep’t of Interior below for additional information. On January 11, 2021, the MVP Joint Venture received final approval of the Record of Decision from the USFS and, on January 15, 2021, the BLM issued the required right-of-way permit for the MVP’s 3.5-mile segment in the JNF in Virginia (the JNF Right-of-Way). On January 11, 2021, Sierra Club, et al. filed a petition with the Fourth Circuit to reverse the USFS approval of the Record of Decision and, on January 15, 2021, filed a petition with the Fourth Circuit challenging BLM’s grant of the JNF Right-of-Way. See Wild Virginia, et al. v. United States Forest Service, et al., No. 21-1039(L). The Fourth Circuit consolidated the challenges to the Record of Decision and the JNF Right-of-Way and briefing was completed. On January 25, 2022, the Fourth Circuit, agreeing in part with the petitioners, vacated and remanded the Record of Decision and the JNF Right-of-Way, finding fault with (i) the USFS’ and BLM’s consideration of certain data from the U.S. Geological Survey and (ii) the USFS’ and BLM’s authorization of the use of conventional bores for stream crossings within the JNF based on a variance issued by the FERC, and, as a result of such issues, (iii) the USFS’ amendments in connection with the Record of Decision to the Jefferson Forest plan. On March 11, 2022, the MVP Joint Venture requested that the Fourth Circuit review the January 25, 2022 decision en banc, which rehearing was denied by the Fourth Circuit on March 25, 2022. The vacatur of the Record of Decision and the JNF Right-of-Way caused a delay in the then-targeted full in-service date for the MVP project (and consequent impacts relating to such delay). The Company cannot ensure whether and when any new authorizations will be received from the USFS and BLM and, if received, the result of any challenge to such authorizations.
On August 3, 2018, citing the court's vacatur and remand in Sierra Club, et al. v. U.S. Forest Service, et al., consolidated under Case No. 17-2399, the FERC issued a stop work order for the entire pipeline pending the agency actions on remand. The FERC modified its stop work order on August 29, 2018 to allow work to continue on all but approximately 25 miles of the project (the Exclusion Zone). On October 10, 2018, the Fourth Circuit granted a petition for rehearing filed by the MVP Joint Venture for the limited purpose of clarifying that the July 27, 2018 order did not vacate the portion of the BLM's Record of Decision authorizing a right-of-way and temporary use permit for the MVP to cross the Weston and Gauley Bridge Turnpike Trail in Braxton County, West Virginia. On October 15, 2018, the MVP Joint Venture filed with the FERC a request to further modify the August 3, 2018 stop work order to allow the MVP Joint Venture to complete the bore and install the pipeline under the Weston and Gauley Bridge Turnpike Trail. On October 24, 2018, the FERC granted the MVP Joint Venture's request to further modify the stop work order and authorize construction. Additionally, on October 9, 2020, the FERC authorized construction to resume project-wide (as it had been stopped by the FERC on October 15, 2019 in relation to a separate matter discussed below), other than with respect to the Exclusion Zone, which requires additional authorization. On December 17, 2020, the FERC again modified the stop work order and authorized construction to resume in 17 miles of the Exclusion Zone. The Company cannot guarantee whether or when the FERC will act in respect of any or all of the remaining portions of the Exclusion Zone. The FERC's October 9, 2020 and December 17, 2020 actions are the subject of challenges filed by the Sierra Club in Sierra Club, et al. v. FERC, Case No. 20-1512 (consolidated with No. 21-1040), D.C. Circuit Court of Appeals on December 22, 2020 and January 25, 2021, respectively. Briefing in Sierra Club, et al. v. FERC, Case No. 20-1512 (consolidated with No. 21-1040), D.C. Circuit Court of Appeals was completed in January 2022 and oral argument occurred on April 7, 2022 and the parties are awaiting a decision. If any of the challenges to the FERC's October 9, 2020 and December 17, 2020 orders are successful, it could result in the FERC's orders being vacated and/or additional agency proceedings (the outcome of which the Company cannot ensure) and cause a delay or further delay in the full in-service date for the MVP project (and consequent impacts relating to such delay), or otherwise adverse effects.
•Challenges to FERC Certificate, Court of Appeals for DC Circuit. Multiple parties have sought judicial review of the FERC's order issuing a certificate of public convenience and necessity to the MVP Joint Venture and/or the exercise by the MVP Joint Venture of eminent domain authority. On February 19, 2019, the DC Circuit issued an order rejecting multiple consolidated petitions seeking direct review of the FERC order under the NGA and certain challenges to the exercise by the MVP Joint Venture of eminent domain authority in Appalachian Voices, et al. v. FERC, et al., consolidated under Case No. 17-1271. No petitions for rehearing or petitions for rehearing en banc were filed by the April 5, 2019 deadline. The mandate was issued on April 17, 2019. Another group of parties filed a complaint in the U.S. District Court for the District of Columbia asserting that the FERC's order issuing certificates is unlawful on constitutional and other grounds in Bold Alliance, et al. v. FERC, et al., Case No. 17-1822. The district court plaintiffs sought declaratory relief as well as an injunction preventing the MVP Joint Venture from developing its project or exercising eminent domain authority. In December 2017 and January 2018, the FERC and the MVP Joint Venture, respectively, moved to dismiss the petitions for lack of subject matter jurisdiction. The court granted the motion and dismissed plaintiffs' complaint on September 28, 2018. On October 26, 2018, plaintiffs appealed the decision in Case No. 17-1822 to the DC Circuit in Bold Alliance, et al. v. FERC, et al., Case No. 18-5322. On December 3, 2018, the FERC, as appellee, filed a joint motion with the appellants to hold Case No. 18-5322 in abeyance pending completion of the appeals of the final agency orders related to the MVP certificate in consolidated Case No. 17-1271 and Atlantic Coast Pipeline’s (ACP) certificate. The MVP Joint Venture filed a motion to dismiss the case as to some of the plaintiffs. On February 15, 2019, the DC Circuit entered an order holding this appeal in abeyance pending rulings on the appeals from the ACP and MVP FERC proceedings. Although the members of the ACP project announced the cancellation of that project on July 5, 2020, ACP's proceeding remains pending. Case No. 18-5322 remains in abeyance. Similarly, another group of parties filed a complaint in the U.S. District Court for the District of Columbia in Bohon et al. v. FERC et al., Case No. 20-00006, asserting that the delegation of authority to FERC under the NGA violates the nondelegation doctrine and separation-of-powers principle of the U.S. Constitution. The MVP Joint Venture and the FERC filed motions to dismiss which were granted by the court. On July 6, 2020, the landowners filed a notice of appeal to the DC Circuit in Case No. 20-5203. On November 30, 2020, appellants asked the DC Circuit to overturn the decision of the lower court. Oral argument before the DC Circuit was scheduled for March 29, 2021, but the court cancelled and held oral argument in abeyance and directed the parties to file motions to govern future proceedings following a decision by the U.S. Supreme Court in PennEast Pipeline Co. v. New Jersey, Case No. 19-1039, which decision was published on June 29, 2021. Briefing in Bohon et al. v. FERC et al., Case No. 20-00006 on the significance of the PennEast Pipeline Co. opinion was completed on July 29, 2021. The DC Circuit issued an order on September 15, 2021 denying appellants' motion for summary reversal of the decision of the lower court and supplemental briefing was completed as of October 6, 2021. On June 21, 2022, the DC Circuit upheld the lower court's decision to dismiss the lawsuit. On September 15, 2022, the petitioners filed a petition for writ of certiorari with the Supreme Court of the United States (SCOTUS). Responses from the FERC and the MVP Joint Venture to the petition are due on November 18, 2022, after which SCOTUS will decide whether to grant certiorari. Due to the uncertainty regarding the timing of permitting and the outcome of legal challenges facing the MVP project, on August 25, 2020, the MVP Joint Venture filed a request with the FERC for and, on October 9, 2020, the FERC granted, an extension of time to complete the MVP project for an additional two years through October 13, 2022. On December 22, 2020, a challenge to the FERC’s action to grant an extension of time to complete the MVP project was filed in the DC Circuit in Sierra Club, et al. v. FERC, Case No. 20-1512 (consolidated with No. 21-1040, DC Circuit). Briefing in Sierra Club, et al. v. FERC, Case No. 20-1512 (consolidated with No. 21-1040, D.C. Circuit), was completed in January 2022 and oral argument occurred on April 7, 2022, and the parties are awaiting a decision. Separately, on June 24, 2022, citing litigation and regulatory matters, the MVP Joint Venture filed a request with the FERC for an extension of time to complete the MVP project through October 13, 2026, which was granted on August 23, 2022. Parties filed timely requests for rehearing with the FERC regarding such approval, which were denied by the FERC on October 24, 2022. Following the FERC's approval of the extension request through October 13, 2026, the MVP Joint Venture filed a letter with the DC Circuit to notify the court of this development, and to explain that FERC's extension order through October 13, 2026 effectively supersedes the original extension order being challenged in Sierra Club, et al. v. FERC, Case No. 20-1512 (consolidated with No. 21-1040, DC Circuit). The MVP Joint Venture filed an additional letter with the DC Circuit on October 20, 2022 to explain that the FERC's order extending the date to complete the MVP project through October 13, 2022 had expired on its own terms and that certain parties had sought rehearing of the FERC's August 23, 2022 order. If any of these challenges were successful, it could result in the MVP Joint Venture's certificate of public convenience and necessity being vacated and/or additional proceedings before the FERC, the outcome of which the Company cannot ensure, and cause a delay or further delay in the full in-service date for the MVP project (and consequent impacts related to such delay), or otherwise adverse effects.
•Appalachian Voices, et al. v. U.S. Dep’t of Interior, et al., Fourth Circuit Court of Appeals, Case No. 20-2159. In August 2019, Wild Virginia and certain other petitioners filed a petition in the Fourth Circuit in Wild Virginia et al. v. United States Department of the Interior; Case No. 19-1866, to challenge the MVP Joint Venture’s Biological Opinion and Incidental Take Statement issued by FWS which was approved in November 2017 (the Original BiOp). On October 11, 2019, the Fourth Circuit issued an order approving the petitioners’ requested stay of the Original BiOp and holding the litigation in abeyance until January 11, 2020. On October 15, 2019, the FERC issued an order requiring the MVP Joint Venture to cease all forward-construction progress (the FERC modified this order on October 9, 2020 and December 17, 2020, which the Sierra Club has appealed to the DC Circuit as discussed above under "Jefferson National Forest Crossing and Associated Authorizations"). On September 4, 2020, FWS issued the MVP Joint Venture a new Biological Opinion and Incidental Take Statement (the New BiOp) for the MVP project and the Fourth Circuit subsequently dismissed the litigation regarding the Original BiOp. On October 27, 2020, Appalachian Voices et al. filed a petition with the Fourth Circuit challenging the New BiOp and filed a request for an administrative stay of the New BiOp with FWS, which FWS subsequently denied. On November 2, 2020, the petitioners filed a motion to stay the New BiOp with the Fourth Circuit. On November 18, 2020, the Fourth Circuit issued an order denying the requested stay. The matter was fully briefed as of March 19, 2021. Oral argument occurred on October 29, 2021. On February 2, 2022, the Fourth Circuit vacated and remanded the New BiOp holding, in part, that the FWS did not adequately analyze the environmental context for species at issue. On March 11, 2022, the MVP Joint Venture requested that the Fourth Circuit review the February 2, 2022 decision en banc, which rehearing was denied by the Fourth Circuit on April 1, 2022. The vacatur of the New BiOp caused a delay in the then-targeted full in-service date for the MVP project (and consequent impacts relating to such delay). The Company cannot ensure whether and when a new BiOp will be received from the FWS and, if received, the result of any challenge to such BiOp.
MVP Southgate Matters
Sierra Club et al. v. FERC; Case No. 20-1427, DC Circuit. On June 18, 2020, the FERC issued an order granting a certificate of public convenience and necessity for the MVP Southgate project. However, the FERC, while authorizing the project, directed the Office of Energy Projects not to issue a notice to proceed with construction until necessary federal permits are received for the MVP project and the Director of the Office of Energy Projects lifts the stop-work order and authorizes the MVP Joint Venture to continue constructing the MVP project. Certain opposition parties subsequently requested rehearing of the certificate order. On August 20, 2020, the FERC issued an order denying requests for rehearing of that certificate order, and on September 17, 2020, the FERC issued an order addressing the arguments raised on rehearing. On October 9, 2020, Sierra Club, among other petitioners, filed an appeal of these orders with the DC Circuit. On June 28, 2022, the DC Circuit denied the petitioners' challenges to the certificate order and FERC's denial of rehearing. No petitions for rehearing or petitions for rehearing en banc were filed by the deadline. The mandate was issued on August 22, 2022.
Item 1A. Risk Factors
The Company is subject to a variety of significant risks in addition to the matters set forth under the forward-looking statements section in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Quarterly Report on Form 10-Q. The Company has identified a number of these risk factors in Part I, Item 1A, "Risk Factors," in its Annual Report on Form 10-K for the year ended December 31, 2021, which risk factors, as modified by this Quarterly Report on Form 10-Q, are incorporated herein by reference. These risk factors should be considered carefully in evaluating the Company’s risk profile.
There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, other than the risks described below.
Legal and Regulatory Risk
The regulatory approval process for the construction of new midstream assets is very challenging, has significantly increased costs and delayed targeted in-service dates, and decisions by regulatory and judicial authorities in pending or potential proceedings, particularly with respect to litigation in the Fourth Circuit, are likely to impact our or the MVP Joint Venture’s ability to obtain or maintain in effect all approvals and authorizations necessary to complete certain projects in a timely manner or at all or our ability to achieve the expected investment returns on the projects.
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
Accordingly, authorizations needed for our projects, including the MVP and MVP Southgate projects, may not be granted or, if granted, such authorizations may include burdensome or expensive conditions or may later be stayed or revoked or vacated, as has been the case with the MVP project which has been the subject to repeated, significant delays and cost increases because of legal and regulatory setbacks, particularly in respect of litigation in the Fourth Circuit.
In addition, significant delays in the regulatory approval process for projects, as well as stays and losses of critical authorizations and permits, including for the MVP and MVP Southgate projects, have significantly increased costs and delayed the then-targeted in-service dates for the projects, and further delays may cause similar adverse effects. Significant delays, such as that caused by the vacatur in January and February 2022 of certain approvals for the MVP project by the Fourth Circuit, and cost increases, as well as other adverse developments and uncertainties, in turn could adversely affect our ability, and, in the case of the MVP and MVP Southgate projects, the ability for the MVP Joint Venture and its owners, including us, to achieve expected investment returns, adversely affect our willingness or ability and/or that of our joint venture partners to continue to pursue projects, and/or further cause other-than-temporary declines in value to our equity investment in the MVP Joint Venture. The MVP and MVP Southgate projects in particular are subject to several agency actions and judicial challenges (and will likely become subject to further actions and challenges), as described in more detail in Part I, "Outlook" in "Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part II, "Item 1. Legal Proceedings" of this Quarterly Report on Form 10-Q.
There is no guarantee that the MVP Joint Venture will ultimately (or timely) receive all necessary authorizations or that such authorizations will be maintained in effect following challenge, or even after projects are placed in service. For example, the same panel of Fourth Circuit judges have appeared, and overruled permitting agencies, in numerous prior matters relating to the MVP Joint Venture and MVP-related permitting matters are again before such panel as of the filing of this Quarterly Report on Form 10-Q. Even if the MVP Joint Venture does succeed in resolving challenges or restoring or obtaining the necessary permits and other authorizations, this may not occur in a timely fashion and may adversely affect project costs.
We have experienced and may further experience increased opposition from activists in the form of lawsuits, intervention in regulatory proceedings and otherwise, which has been and/or may be focused on the few remaining portions of the MVP project and which have resulted in significant, adverse decisions in respect of project authorizations. Such opposition has made it increasingly difficult to complete the project and place it in service and, following any in-service, may also affect the ability to continue operating or effect extensions and/or expansions of the project. Further, such opposition and/or adverse court rulings and regulatory determinations may have the effect of increasing the timeframe on necessary agency action to address actual or perceived concerns in prior adverse court rulings, or may have the effect of increasing that risk that at a future point joint venture partners may elect not to continue to pursue or fund the project, which would, absent additional project sponsors, significantly imperil the ability to complete the project. See "We have entered into joint ventures, and may in the future enter into additional or modify existing joint ventures, that might restrict our operational and corporate flexibility and divert our management's time and our resources. In addition, we exercise no control over joint venture partners and it may be difficult or impossible for us to cause these joint ventures to take actions that we believe would be in our or the joint venture's best interest and these joint ventures are subject to many of the same operational risks to which we are subject." in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021. We also expect that other projects, such as the MVP Southgate, may be subject to similar heightened opposition. These and other challenges to our projects, particularly the MVP project, could adversely affect our business (including by increasing the possibility of investor activism), financial condition, results of operations, liquidity and ability to pay dividends to our shareholders.
As described in more detail in Part I, "Outlook" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations", we believe that the best path to complete the MVP project in accordance with our previously-communicated targeted full in-service date and targeted total project cost is for the United States Congress to expeditiously pass, and there to be enacted, federal energy infrastructure permitting reform legislation that specifically requires the completion of the MVP project. As the durability of regulatory authorizations and overall permitting process applicable to infrastructure projects becomes in our view more uncertain, as evidenced by the perceived heightened judicial review in litigation related to the MVP project in the Fourth Circuit, we are, as of the date of this Quarterly Report on Form 10-Q, cognizant of continuing significant bipartisan support for federal energy infrastructure permitting reform legislation. However, due to the complexity of the United States legislative process, there is no guarantee that such legislation will be enacted, and if enacted will include requirements for the completion of the MVP project. If such legislation is not enacted, particularly in respect of the MVP project, our previously-communicated targeted full in-service date and targeted total project cost for the MVP project, along with our business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders, would likely be adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
The following table sets forth the Company's repurchases of equity securities registered under Section 12 of the Exchange Act that occurred during the three months ended September 30, 2022:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 2022 (July 1 - July 31)	—	$—	—	$—
August 2022 (August 1 - August 31)	—	—	—	—
September 2022 (September 1 - September 30)	—	—	—	—
Total	—	$—	—	$—
(a)Reflects shares withheld by the Company to pay taxes upon vesting of restricted stock.

Item 6. Exhibits

Exhibit No.	Document Description	Method of Filing
10.01#	Letter Agreement, dated as of September 19, 2022, by and among EQM Gathering Opco, LLC, EQT Corporation, EQT Production Company, Rice Drilling B LLC, and EQT Energy, LLC.	Filed herewith as Exhibit 10.01.
31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith as Exhibit 31.1.
31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith as Exhibit 31.2.
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Furnished herewith as Exhibit 32.
101	Inline Interactive Data File.	Filed herewith as Exhibit 101.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith as Exhibit 104.

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

Date:  November 2, 2022