Form 10-Q
period 2023-03-31
Equitrans Midstream Corp
filed 2023-05-02
CIK 1747009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes  ☐  No  ☒
The number of shares of common stock outstanding (in thousands), as of April 30, 2023: 433,183

EQUITRANS MIDSTREAM CORPORATION

EQUITRANS MIDSTREAM CORPORATION
Glossary of Commonly Used Terms, Abbreviations and Measurements
2021 Water Services Agreement – that certain mixed-use water services agreement entered into on October 22, 2021 by the Company and EQT (as defined below), as subsequently amended, which became effective on March 1, 2022.
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
MVP Southgate – a contemplated interstate pipeline that was approved by the FERC to extend approximately 75 miles from the MVP at Pittsylvania County, Virginia to new delivery points in Rockingham and Alamance Counties, North Carolina. The project is subject to active negotiations between the MVP Joint Venture and the project shipper, Dominion Energy North Carolina, and a prospective customer as discussed in "MVP Southgate Project" in "Outlook" in Part I, "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q.
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
Unless the context otherwise requires, a reference to a “Note” herein refers to the accompanying Notes to Consolidated Financial Statements contained in Part I, "Item 1. Financial Statements" of this Quarterly Report on Form 10-Q and all references to "we," "us," "our" and "the Company" refer to ETRN and its subsidiaries.

Abbreviations	Measurements
ASC – Accounting Standards Codification	Btu = one British thermal unit
ASU – Accounting Standards Update	BBtu = billion British thermal units
EPA – United States Environmental Protection Agency	Bcf = billion cubic feet
FASB – Financial Accounting Standards Board	Mcf = thousand cubic feet
FERC – United States Federal Energy Regulatory Commission	MMBtu = million British thermal units
GAAP – United States Generally Accepted Accounting Principles	MMcf = million cubic feet
IRS – United States Internal Revenue Service	MMgal = million gallons
NGA – Natural Gas Act of 1938, as amended
NYMEX – New York Mercantile Exchange
NYSE – New York Stock Exchange
SEC – United States Securities and Exchange Commission

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
EQUITRANS MIDSTREAM CORPORATION
Statements of Consolidated Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2023	2022 (a)
	(Thousands, except per share amounts)
Operating revenues	$376,337	$342,146
Operating expenses:
Operating and maintenance	42,862	33,081
Selling, general and administrative	32,622	29,717
Depreciation	69,404	67,043
Amortization of intangible assets	16,205	16,205
Total operating expenses	161,093	146,046
Operating income	215,244	196,100
Equity income (b)	122	4
Other (expense) income, net	(8,102)	1,511
Net interest expense	(104,957)	(93,121)
Income before income taxes	102,307	104,494
Income tax (benefit) expense	(3,784)	5,601
Net income	106,091	98,893
Net income attributable to noncontrolling interest	4,409	3,775
Net income attributable to Equitrans Midstream	101,682	95,118
Preferred dividends	14,628	14,628
Net income attributable to Equitrans Midstream common shareholders	$87,054	$80,490

Earnings per share of common stock attributable to Equitrans Midstream common shareholders - basic	$0.20	$0.19
Earnings per share of common stock attributable to Equitrans Midstream common shareholders - diluted	$0.20	$0.19

Weighted average common shares outstanding - basic	433,707	433,318
Weighted average common shares outstanding - diluted	434,254	433,913

Statement of comprehensive income:
Net income	$106,091	$98,893
Other comprehensive income, net of tax:
Pension and other post-retirement benefits liability adjustment, net of tax expense of $7 and $12	22	34
Other comprehensive income	22	34
Comprehensive income	106,113	98,927
Less: Comprehensive income attributable to noncontrolling interest	4,409	3,775
Less: Comprehensive income attributable to preferred dividends	14,628	14,628
Comprehensive income attributable to Equitrans Midstream common shareholders	$87,076	$80,524

Dividends declared per common share	$0.15	$0.15

(a)Certain line items of the previously issued unaudited interim consolidated financial statements for the three months ended March 31, 2022 have been revised. See Note 1 for more information.
(b)Represents equity income from Mountain Valley Pipeline, LLC (the MVP Joint Venture). See Note 4.

The accompanying notes are an integral part of these consolidated financial statements.

EQUITRANS MIDSTREAM CORPORATION
Statements of Consolidated Cash Flows (Unaudited)

	Three Months Ended March 31,
	2023	2022 (a)
	(Thousands)
Cash flows from operating activities:
Net income	$106,091	$98,893
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	69,404	67,043
Amortization of intangible assets	16,205	16,205
Provision for credit losses on accounts receivable	2,492	—
Deferred income taxes	(5,260)	3,943
Equity income (b)	(122)	(4)
Other expense (income), net	8,288	(1,664)
Non-cash long-term compensation expense	3,468	4,828
Changes in other assets and liabilities:
Accounts receivable	41,930	34,759
Accounts payable	(18,419)	(7,679)
Accrued interest	(43,597)	(74,812)
Deferred revenue	76,317	86,652
Other assets and other liabilities	(32,077)	(42,218)
Net cash provided by operating activities	224,720	185,946
Cash flows from investing activities:
Capital expenditures	(75,640)	(71,285)
Capital contributions to the MVP Joint Venture	(34,513)	(72,537)
Principal payments received on the Preferred Interest	1,429	1,351
Net cash used in investing activities	(108,724)	(142,471)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	137,500	55,000
Payments on revolving credit facility borrowings	(180,000)	(112,000)
Dividends paid to holders of Equitrans Midstream Preferred Shares	(14,628)	(14,628)
Dividends paid to common shareholders	(64,964)	(64,901)
Distributions paid to noncontrolling interest	(8,000)	—
Other items	(1,306)	—
Net cash used in financing activities	(131,398)	(136,529)

Net change in cash and cash equivalents	(15,402)	(93,054)
Cash and cash equivalents at beginning of period	67,898	134,661
Cash and cash equivalents at end of period	$52,496	$41,607

Cash paid during the period for:
Interest, net of amount capitalized	$146,828	$165,631
Income taxes	$—	$815

(a)Certain line items of the previously issued unaudited interim consolidated financial statements for the three months ended March 31, 2022 have been revised. See Note 1 for more information.
(b)Represents equity income from the MVP Joint Venture. See Note 4.
The accompanying notes are an integral part of these consolidated financial statements.

EQUITRANS MIDSTREAM CORPORATION
Consolidated Balance Sheets (Unaudited)

	March 31, 2023	December 31, 2022
	(Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$52,496	$67,898
Accounts receivable (net of allowance for credit losses of $5,523 and $3,031 as of March 31, 2023 and December 31, 2022, respectively)	225,703	246,887
Other current assets	43,042	74,917
Total current assets	321,241	389,702

Property, plant and equipment	9,450,553	9,365,051
Less: accumulated depreciation	(1,549,810)	(1,480,720)
Net property, plant and equipment	7,900,743	7,884,331

Investments in unconsolidated entities (a)	852,006	819,743
Goodwill	486,698	486,698
Net intangible assets	570,747	586,952
Other assets	267,697	278,159
Total assets	$10,399,132	$10,445,585

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$98,882	$98,830
Accounts payable	43,923	60,528
Capital contributions payable to the MVP Joint Venture	31,667	34,355
Accrued interest	92,165	135,762
Accrued liabilities	46,215	83,835
Total current liabilities	312,852	413,310

Long-term liabilities:
Revolving credit facility borrowings	492,500	535,000
Long-term debt	6,338,100	6,335,320
Contract liability	1,046,787	968,535
Regulatory and other long-term liabilities	107,033	112,974
Total liabilities	8,297,272	8,365,139

Mezzanine equity:
Equitrans Midstream Preferred Shares, 30,018 shares issued and outstanding as of March 31, 2023 and December 31, 2022	681,842	681,842

Shareholders' equity:
Common stock, no par value, 433,183 and 432,781 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	3,977,177	3,974,127
Retained deficit	(3,031,657)	(3,053,590)
Accumulated other comprehensive loss	(1,310)	(1,332)
Total common shareholders' equity	944,210	919,205
Noncontrolling interest	475,808	479,399
Total shareholders' equity	1,420,018	1,398,604
Total liabilities, mezzanine equity and shareholders' equity	$10,399,132	$10,445,585
(a)Represents investment in the MVP Joint Venture. See Note 4.

The accompanying notes are an integral part of these consolidated financial statements.

EQUITRANS MIDSTREAM CORPORATION
Statements of Consolidated Shareholders' Equity and Mezzanine Equity (Unaudited)

							Mezzanine
							Equity
				Accumulated			Equitrans
	Common Stock			Other			Midstream
	Shares	No	Retained	Comprehensive	Noncontrolling	Total	Preferred
	Outstanding	Par Value (a)	Deficit (a)	Loss	Interest	Equity (a)	Shares
	(Thousands, except per share amounts)
Balance at January 1, 2022	432,522	$3,955,918	$(2,464,573)	$(2,054)	$483,195	$1,972,486	$681,842
Other comprehensive income (net of tax):
Net income	—	—	80,490	—	3,775	84,265	14,628
Pension and other post-retirement benefits liability adjustment, net of tax expense of $12	—	—	—	34	—	34	—
Dividends on common shares ($0.15 per share)	—	—	(65,584)	—	—	(65,584)	—
Share-based compensation plans, net	155	4,670	—	—	—	4,670	—
Dividends paid to holders of Equitrans Midstream Preferred Shares ($0.4873 per share)	—	—	—	—	—	—	(14,628)
Balance at March 31, 2022	432,677	$3,960,588	$(2,449,667)	$(2,020)	$486,970	$1,995,871	$681,842

(a)Certain line items of the previously issued unaudited interim consolidated financial statements for the three months ended March 31, 2022 have been revised. See Note 1 for more information.

							Mezzanine
							Equity
				Accumulated			Equitrans
	Common Stock			Other			Midstream
	Shares	No	Retained	Comprehensive	Noncontrolling	Total	Preferred
	Outstanding	Par Value	Deficit	Loss	Interest	Equity	Shares
	(Thousands, except per share amounts)
Balance at January 1, 2023	432,781	$3,974,127	$(3,053,590)	$(1,332)	$479,399	$1,398,604	$681,842
Other comprehensive income (net of tax):
Net income	—	—	87,054	—	4,409	91,463	14,628
Pension and other post-retirement benefits liability adjustment, net of tax expense of $7	—	—	—	22	—	22	—
Dividends on common shares ($0.15 per share)	—	—	(65,121)	—	—	(65,121)	—
Share-based compensation plans, net	402	3,050	—	—	—	3,050	—
Distributions paid to noncontrolling interest in Eureka Midstream Holdings, LLC	—	—	—	—	(8,000)	(8,000)	—
Dividends paid to holders of Equitrans Midstream Preferred Shares ($0.4873 per share)	—	—	—	—	—	—	(14,628)
Balance at March 31, 2023	433,183	$3,977,177	$(3,031,657)	$(1,310)	$475,808	$1,420,018	$681,842
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited consolidated financial statements include all adjustments (consisting of only normal, recurring adjustments, unless otherwise disclosed in this Quarterly Report on Form 10-Q) necessary for a fair presentation of the financial position of the Company as of March 31, 2023, and the results of its operations, cash flows and equity for the three months ended March 31, 2023 and 2022. The consolidated balance sheet at December 31, 2022 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2022, which includes all disclosures required by GAAP.
Due to, among other things, the seasonal nature of the Company's utility customer contracts, as well as producers’ well completion activities and varying needs for fresh and produced water (which are primarily driven by horizontal lateral lengths and the number of completion stages per well), the interim statements for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
For further information, refer to the Company's consolidated financial statements and related notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, as well as Part I, "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.
Revisions of Previously Issued Financial Statements.
In the course of its 2022 year-end process, the Company identified certain corrections in its previously issued unaudited interim consolidated financial statements primarily related to the accounting for the Henry Hub cash bonus payment provision (as defined in Note 6). In accordance with Staff Accounting Bulletin (SAB) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the corrections and, based on its analysis of quantitative and qualitative factors, determined that the related impact was not material to the Company's affected unaudited interim consolidated financial statements presented within this Quarterly Report on Form 10-Q. The Company has made the appropriate revisions to its previously issued interim consolidated financial statements in order to correct the Henry Hub cash bonus payment provision and also made other immaterial revisions to its first quarter of 2022 unaudited interim consolidated financial statements. For more information, see Notes 1 and 16 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
Recently Issued Accounting Standards.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance is applicable to the calculation of each dividend following March 31, 2024 for the Equitrans Midstream Preferred Shares pursuant to the Company's Second Amended and Restated Articles of Incorporation, as well as any Company contracts that use the London Inter-Bank Offered Rate as a reference rate. In December 2022, the FASB also issued ASU 2022-06, which amended Topic 848 to defer the sunset date to apply the practical expedients until December 31, 2024. The Company is currently evaluating the potential impact of adopting this standard on its financial statements and related disclosures.

2.    Financial Information by Business Segment
The Company reports its operations in three segments that reflect its three lines of business of Gathering, Transmission and Water, which reflects the manner in which management evaluates the business for making operating decisions and assessing performance.

	Three Months Ended March 31,
	2023	2022
	(Thousands)
Revenues from customers:
Gathering	$210,752	$219,790
Transmission	138,906	110,795
Water	26,679	11,561
Total operating revenues	$376,337	$342,146
Operating income (loss):
Gathering	$104,294	$113,852
Transmission	98,922	84,562
Water	12,373	(1,925)
Headquarters (a)	(345)	(389)
Total operating income	$215,244	$196,100

Reconciliation of operating income to net income:
Equity income (b)	$122	$4
Other (expense) income, net (c)	(8,102)	1,511
Net interest expense	(104,957)	(93,121)
Income tax (benefit) expense	(3,784)	5,601
Net income	$106,091	$98,893
(a)Includes certain unallocated corporate expenses.
(b)Equity income is included in the Transmission segment.
(c)Includes unrealized (losses) gains on derivative instruments recorded in the Gathering segment.

	March 31, 2023	December 31, 2022
	(Thousands)
Segment assets:
Gathering	$7,563,621	$7,610,233
Transmission (a)	2,356,505	2,333,896
Water	212,059	218,680
Total operating segments	10,132,185	10,162,809
Headquarters, including cash	266,947	282,776
Total assets	$10,399,132	$10,445,585
(a)The equity method investment in the MVP Joint Venture is included in the Transmission segment.

	Three Months Ended March 31,
	2023	2022
	(Thousands)
Depreciation:
Gathering	$49,349	$48,255
Transmission	13,888	13,894
Water	5,863	4,517
Headquarters	304	377
Total	$69,404	$67,043
Capital expenditures:
Gathering (a)	$59,713	$53,147
Transmission (b)	9,189	4,226
Water	11,076	9,565
Headquarters	—	12
Total (c)	$79,978	$66,950
(a)Includes capital expenditures related to the noncontrolling interest in Eureka Midstream Holdings, LLC (Eureka Midstream) of approximately $3.2 million and $3.0 million for the three months ended March 31, 2023 and 2022, respectively.
(b)Transmission capital expenditures do not include aggregate capital contributions made to the MVP Joint Venture for the MVP and MVP Southgate projects of approximately $34.5 million and $72.5 million for the three months ended March 31, 2023 and 2022, respectively.
(c)The Company accrues capital expenditures when the work has been completed but the associated bills have not yet been paid. Accrued capital expenditures are excluded from the statements of consolidated cash flows until they are paid. The net impact of non-cash capital expenditures, including the effect of accrued capital expenditures, transfers to/from inventory as assets are completed/assigned to a project and capitalized share-based compensation costs were $(4.3) million and $4.3 million for the three months ended March 31, 2023 and 2022, respectively.
3.    Revenue from Contracts with Customers
For the three months ended March 31, 2023 and 2022, substantially all revenues recognized on the Company's statements of consolidated comprehensive income were from contracts with customers. As of March 31, 2023 and December 31, 2022, all receivables recorded on the Company's consolidated balance sheets represented performance obligations that have been satisfied and for which an unconditional right to consideration exists.
Summary of disaggregated revenues. The tables below provide disaggregated revenue information by business segment.

	Three Months Ended March 31, 2023
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues (a)	$140,071	$101,722	$9,375	$251,168
Volumetric-based fee revenues (b)	70,681	37,184	17,304	125,169
Total operating revenues	$210,752	$138,906	$26,679	$376,337

	Three Months Ended March 31, 2022
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues (a)	$132,597	$102,870	$5,752	$241,219
Volumetric-based fee revenues	87,193	7,925	5,809	100,927
Total operating revenues	$219,790	$110,795	$11,561	$342,146
(a) Firm reservation fee revenues associated with Gathering included MVC unbilled revenues of approximately $3.3 million and $2.7 million for the three months ended March 31, 2023 and 2022, respectively.
(b) Volumetric-based fee revenues associated with Gathering and Transmission included one-time contract buyouts by a customer for approximately $5.0 million and $23.8 million, respectively.
Contract assets. The Company's contract assets related to the Company's future MVC deficiency payments are generally expected to be collected within the next twelve months and are primarily included in other current assets in the Company's consolidated balance sheets until such time as the MVC deficiency payments are invoiced to the customer.

The following table presents changes in the Company's unbilled revenue balance:

	Three Months Ended March 31,
	2023	2022
	(Thousands)
Balance as of beginning of period	$27,493	$16,772
Revenue recognized in excess of amounts invoiced (a)	3,262	4,692
Minimum volume commitments invoiced (b)	(23,558)	(14,884)
Amortization (c)	(165)	(110)
Balance as of end of period	$7,032	$6,470
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
The following table presents changes in the Company's contract liability balances:

	Three Months Ended March 31,
	2023	2022
	(Thousands)
Balance as of beginning of period	$973,087	$822,416
Amounts recorded during the period (a)	81,930	86,920
Change in estimated variable consideration (b)	(3,392)	—
Amounts transferred during the period (c)	(2,221)	(268)
Balance as of end of period	$1,049,404	$909,068
(a)Includes deferred billed revenue during the three months ended March 31, 2023 and 2022 primarily associated with the EQT Global GGA.
(b)Change in estimated variable consideration represents the decrease in total deferred revenue due to changes in assumptions.
(c)Deferred revenues are recognized as revenue upon satisfaction of the Company's performance obligation to the customer.

Summary of remaining performance obligations. The following table summarizes the estimated transaction price allocated to the Company's remaining performance obligations under all contracts with firm reservation fees, MVCs and/or ARCs as of March 31, 2023 that the Company will invoice or transfer from contract liabilities and recognize in future periods.

	2023(a)	2024	2025	2026	2027	Thereafter	Total
	(Thousands)
Gathering firm reservation fees	$68,977	$171,548	$176,322	$166,939	$160,370	$1,707,106	$2,451,262
Gathering revenues supported by MVCs	342,483	430,865	450,036	467,632	462,437	3,074,122	5,227,575
Transmission firm reservation fees	258,269	389,182	371,825	367,783	366,162	2,980,011	4,733,232
Water revenues supported by ARCs	32,130	37,500	37,500	37,500	37,500	156,250	338,380
Total (b)	$701,859	$1,029,095	$1,035,683	$1,039,854	$1,026,469	$7,917,489	$12,750,449
(a)    April 1, 2023 through December 31, 2023.
(b)    Includes assumptions regarding timing for placing certain projects in-service. Such assumptions may not be realized and delays in the in-service dates for projects have substantially altered, and additional delays may further substantially alter, the remaining performance obligations for certain contracts with firm reservation fees, MVCs and/or ARCs. The MVP Joint Venture is accounted for as an equity method investment and those amounts are not included in the table above.
Based on total projected contractual revenues, including projected contractual revenues from future capacity expected from expansion projects that are not yet fully constructed or not yet fully in-service for which the Company has executed firm contracts, the Company's firm gathering contracts and firm transmission and storage contracts had weighted average remaining terms of approximately 13 years and 12 years, respectively, as of March 31, 2023.
4.    Investment in Unconsolidated Entity
The MVP Joint Venture is constructing the Mountain Valley Pipeline (MVP), an estimated 300-mile natural gas interstate pipeline that is designed to span from northern West Virginia to southern Virginia. The Company will operate the MVP and owned a 47.3% interest in the MVP project as of March 31, 2023. On November 4, 2019, Consolidated Edison, Inc. (Con Edison) exercised an option to cap its investment in the construction of the MVP project at approximately $530 million (excluding AFUDC). The Company and NextEra Energy, Inc. are obligated to, and RGC Resources, Inc., another member of the MVP Joint Venture owning an interest in the MVP project, has opted to, fund the shortfall in Con Edison's capital contributions, on a pro rata basis. Such funding by the Company and funding by other members has and will correspondingly increase the Company's and such other funding members' respective interests in the MVP project and decrease Con Edison's interest in the MVP project. If the MVP project were to be completed in 2023 at a total project cost of approximately $6.6 billion (excluding AFUDC), the Company's equity ownership in the MVP project would progressively increase from approximately 47.3% to approximately 48.1%. The MVP Joint Venture is a variable interest entity because it has insufficient equity to finance its activities during the construction stage of the project. The Company is not the primary beneficiary of the MVP Joint Venture because the Company does not have the power to direct the activities that most significantly affect the MVP Joint Venture's economic performance. Certain business decisions, such as decisions to make distributions of cash, require a greater than 66 2/3% ownership interest approval, and no one member owns more than a 66 2/3% interest.
In April 2018, the MVP Joint Venture announced the MVP Southgate project, which is a contemplated interstate pipeline that was approved by the FERC to extend approximately 75-miles from the MVP at Pittsylvania County, Virginia to new delivery points in Rockingham and Alamance Counties, North Carolina. The Company is expected to operate the MVP Southgate pipeline and owned a 47.2% interest in the MVP Southgate project as of March 31, 2023. The MVP Joint Venture continues to evaluate the MVP Southgate project and is focused on its active negotiations with the project shipper, Dominion Energy North Carolina, and a prospective customer regarding refining the MVP Southgate project’s design, scope and/or timing for the benefit of such customers in lieu of pursuing the project as originally contemplated. Dominion Energy North Carolina’s obligations under the precedent agreement in support of the original project are subject to certain conditions, including that the MVP Joint Venture would have completed construction of the project facilities by June 1, 2022, which deadline is subject to extension to June 1, 2023 by virtue of previously declared events of force majeure. The Company is unable to ensure the results of the negotiations between the MVP Joint Venture and Dominion Energy North Carolina and a prospective customer, including the ultimate design, scope, timing, undertaking or completion of the project.
The Company reviews the carrying value of its investments in unconsolidated entities for impairment whenever events or changes in circumstances indicate that the fair value may have declined in value. There is risk that the Company's equity method investment in the MVP Joint Venture may be further impaired in the future due to ongoing (and potentially future) legal and regulatory matters, as well as potential macroeconomic factors, including other than temporary market fluctuations, changes in interest rates, cost increases and other unanticipated events. While macroeconomic factors in and of themselves may not be a direct indicator of impairment, should an impairment indicator be identified in the future, macroeconomic factors such as changes in interest rates could ultimately impact the size and scope of any potential impairment.
In March 2023, the MVP Joint Venture issued a capital call notice for the funding of the MVP project to MVP Holdco, LLC (MVP Holdco), a wholly owned subsidiary of the Company, for $31.6 million, of which $12.3 million and $19.3 million were paid in April 2023 and May 2023, respectively. The capital contributions payable and the corresponding increase to the investment balance are reflected on the consolidated balance sheet as of March 31, 2023.
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
As of March 31, 2023, the letter of credit with respect to the MVP project was in the amount of approximately $219.7 million. On April 6, 2023, EQM’s $14.2 million letter of credit with respect to the MVP Southgate project was terminated, following the determination to temporarily defer partners’ obligations to post performance assurances with respect to the MVP Southgate project, which may be reinstated upon further developments. Upon the FERC’s initial release to begin construction of the MVP Southgate project, the Company will be obligated to deliver an allowable form of performance assurance in an amount equal to 33% of MVP Holdco’s proportionate share of the remaining capital obligations under the applicable construction budget.
5.    Debt
Amended EQM Credit Facility. As of March 31, 2023, the Company had aggregate commitments available under the Amended EQM Credit Facility of approximately $2.16 billion before October 31, 2023 (the Earlier Maturity Date), with approximately $1.55 billion in aggregate commitments available on and after the Earlier Maturity Date and prior to April 30, 2025 (the Later Maturity Date). As of March 31, 2023, EQM had approximately $190 million of borrowings and $234.9 million of letters of credit outstanding under the Amended EQM Credit Facility. As of March 31, 2023, pursuant to the terms of the Amended EQM Credit Facility, EQM had the ability to borrow approximately $0.7 billion under the Amended EQM Credit Facility. The amount EQM is able to borrow under the Amended EQM Credit Facility is bounded by a maximum consolidated leverage ratio. As of December 31, 2022, EQM had approximately $240 million of borrowings and $234.9 million of letters of credit outstanding under the Amended EQM Credit Facility.
During the three months ended March 31, 2023, the maximum outstanding borrowings at any time was approximately $315 million and the average daily balance was approximately $262 million. EQM incurred interest at a weighted average annual interest rate of approximately 7.5% for the three months ended March 31, 2023. For the three months ended March 31, 2023, commitment fees of $2.1 million were paid to maintain credit availability under the Amended EQM Credit Facility. During the three months ended March 31, 2022, the maximum outstanding borrowings at any time was approximately $280 million and the average daily balance was approximately $260 million. EQM incurred interest at a weighted average annual interest rate of approximately 2.8% for the three months ended March 31, 2022. For the three months ended March 31, 2022, commitment fees of $1.8 million were paid to maintain credit availability under the Amended EQM Credit Facility. As of March 31, 2023, no term loans were outstanding under the Amended EQM Credit Facility.
Eureka Credit Facility. On May 13, 2021, Eureka Midstream, LLC (Eureka) entered into a $400 million senior secured revolving credit facility with Sumitomo Mitsui Banking Corporation, as administrative agent, the lenders party thereto from time to time and any other persons party thereto from time to time (the 2021 Eureka Credit Facility). On March 29, 2023, Eureka entered into an amendment (the Amendment) to the 2021 Eureka Credit Facility. The Amendment replaced the London Interbank Offered Rate with the Secured Overnight Financing Rate as the benchmark rate for borrowings, including a credit spread adjustment of 0.10% for all applicable interest periods, as well as for daily swing line borrowings. Any reference to the 2021 Eureka Credit Facility as of any particular date shall mean the 2021 Eureka Credit Facility as in effect on such date.
As of March 31, 2023, and December 31, 2022, Eureka had approximately $303 million and $295 million, respectively, of borrowings outstanding under the 2021 Eureka Credit Facility. For the three months ended March 31, 2023, the maximum amount of outstanding borrowings under the 2021 Eureka Credit Facility at any time was approximately $303 million and the average daily balance was approximately $299 million and Eureka incurred interest at a weighted average annual interest rate of approximately 7.1%. For the three months ended March 31, 2022, the maximum amount of outstanding borrowings under the 2021 Eureka Credit Facility at any time was approximately $280 million, the average daily balance was approximately $277 million and Eureka incurred interest at a weighted average annual interest rate of approximately 2.9%. For the three months ended March 31, 2023 and 2022, commitment fees of $0.1 million were paid to maintain credit availability under the 2021 Eureka Credit Facility.
As of March 31, 2023, EQM and Eureka were in compliance with all debt provisions and covenants.
6.    Fair Value Measurements
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
As of March 31, 2023 and December 31, 2022, the fair values of the Henry Hub cash bonus payment provision were $14.5 million and $23.0 million, respectively, which were recorded in other assets on the Company's consolidated balance sheets. During the three months ended March 31, 2023 and 2022, the Company recognized a loss of $8.5 million and a gain of $1.6 million, respectively, representing the change in estimated fair value of the derivative instrument during the respective periods and are recorded in other (expense) income, net in the Company's statements of consolidated comprehensive income.
Other Financial Instruments. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short maturity of the instruments. The carrying values of borrowings under the Amended EQM Credit Facility and the 2021 Eureka Credit Facility approximate fair value as the interest rates are based on prevailing market rates. As EQM's borrowings under its senior notes are not actively traded, their fair values are estimated using an income approach model that applies a discount rate based on prevailing market rates for debt with similar remaining time-to-maturity and credit risk; as such, their fair values are Level 2 fair value measurements. The fair value of the Preferred Interest is a Level 3 fair value measurement and is estimated using an income approach model that applies a market-based discount rate. As of March 31, 2023, and December 31, 2022, the estimated fair values of the Preferred Interest were approximately $95.4 million and $95.2 million, respectively, and the carrying values of the Preferred Interest were approximately $92.9 million and $94.3 million, respectively.
7.    Earnings Per Share
The Company excluded 30,136 and 30,137 (in thousands) of weighted average anti-dilutive securities related to the Equitrans Midstream Preferred Shares and stock-based compensation awards from the computation of diluted weighted average common shares outstanding for the three months ended March 31, 2023 and 2022, respectively.
The Company grants Equitrans Midstream phantom units to certain non-employee directors that will be paid in Equitrans Midstream common stock upon the director's termination of service from the Company's Board of Directors. As there are no remaining service, performance or market conditions related to these awards, 603 and 642 (in thousands) Equitrans Midstream phantom units were included in the computation of basic and diluted weighted average common shares outstanding for the three months ended March 31, 2023 and 2022, respectively.
8.     Income Taxes
The Company's effective tax rate was (3.7)% for the three months ended March 31, 2023, compared to 5.4% for the three months ended March 31, 2022. For the three months ended March 31, 2023 and 2022, the Company calculated the provision for income taxes for interim periods by applying an estimate of the annual effective tax rate for the full fiscal year to "ordinary" income or loss (income (loss) before income taxes excluding unusual or infrequently occurring items) for the periods. The effective tax rate was lower for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to the impact of projected AFUDC – equity on the MVP project and the impact of changes in the valuation allowance that limit tax benefits for the Company’s federal and state deferred tax assets. The effective tax rate for the three months ended March 31, 2023 was lower than the statutory rate primarily due to the impact of changes in valuation allowances that limit tax benefits for the Company’s federal and state deferred tax assets and the impact of projected AFUDC – equity on the MVP project. The effective tax rate for the three months ended March 31, 2022 was lower than the statutory rate primarily due to the impact of changes in the valuation allowances that limit tax benefits for the Company's federal and state deferred tax assets.
For the three months ended March 31, 2023, the Company believes that it is more likely than not that the benefit from a portion of its federal and state net operating loss (NOL) carryforwards, deferred tax assets related to interest disallowance under Internal Revenue Code Section 163(j), and certain state deferred tax assets, net of offsetting deferred tax liabilities, will not be realized and accordingly, the Company maintains related valuation allowances. For the three months ended March 31, 2023, the Company recorded approximately $22.8 million income tax benefit related to changes in valuation allowances because of decreases in federal and state deferred tax assets. As of March 31, 2023 and December 31, 2022, the valuation allowances related to federal and state deferred tax assets were approximately $133.9 million and $156.7 million, respectively.
Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not (greater than 50%) that a tax benefit will not be realized. In evaluating the need for a valuation allowance, management considers available evidence, both positive and negative, including potential sources of taxable income, income available in carry-back periods, future reversals of taxable temporary differences, projections of taxable income and income from tax planning strategies. Positive evidence includes reversing temporary differences and projection of future profitability within the carry-forward period, including from tax planning strategies. Negative evidence includes historical pre-tax book losses and Pennsylvania NOL expirations. A review of positive and negative evidence regarding these tax benefits resulted in the conclusion that valuation allowances on a portion of the Company’s federal and state NOL carryforwards, deferred tax assets related to interest disallowance under Internal Revenue Code Section 163(j), and certain state deferred tax assets, net of offsetting deferred tax liabilities, were warranted as it was more likely than not that these assets will not be realized. Any determination to change the beginning of the year valuation allowance resulting from a change in the judgment about realizability of deferred tax assets in future years would impact the Company's income tax expense in the period in which such a determination is made.

EQUITRANS MIDSTREAM CORPORATION
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of financial condition and results of operations in conjunction with the consolidated financial statements, and the notes thereto, included elsewhere in this report.
Cautionary Statements
Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Section 27A of the Securities Act of 1933, as amended (the Securities Act). Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as "anticipate," "estimate," "could," "would," "will," "may," "assume," "potential," "focused," "forecast," "approximate," "expect," "project," "intend," "plan," "believe," "target," "outlook," "seek," "strive," "view," "continue," "goal," "guidance," "scheduled," "position," "predict," "budget" and other words of similar meaning in connection with any discussion of future operating or financial matters. Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the matters discussed in the section captioned "Outlook" in Part I, "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," and the expectations of plans, strategies, objectives, and growth and anticipated financial and operational performance of Equitrans Midstream Corporation (together with its subsidiaries, Equitrans Midstream or the Company), including the following and/or statements with respect thereto, as applicable:
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
•the Company's ability to de-lever and timing and means thereof;
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
•the impact of changes in assumptions and estimates relating to the potential completion and full in-service timing of the MVP project (as well as changes in such timing) on, among other things, the fair value of the Henry Hub cash bonus payment provision of the EQT Global GGA, gathering rates, the amount of gathering MVC fee relief and the estimated transaction price allocated to the Company's remaining performance obligations under certain contracts with firm reservation fees and MVCs;
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
•     the Company's ability to identify and complete acquisitions and other strategic transactions, including joint ventures, effectively integrate transactions into the Company's operations, and achieve synergies, system optionality, accretion and other benefits associated with transactions, including through increased scale;
•     the potential for the MVP project, EQM's leverage, customer credit ratings changes, defaults, acquisitions, dispositions and financings to impact EQM's credit ratings and the potential scope of any such impacts;
•     the effect and outcome of contractual disputes, litigation and other proceedings, including regulatory investigations and proceedings;
•     the potential effects of any consolidation of or effected by upstream gas producers, whether in or outside of the Appalachian Basin;
•     the potential for, timing, amount and effect of future issuances or repurchases of the Company's securities;
•     the effects of conversion, if at all, of the Equitrans Midstream Preferred Shares (as defined herein);
•     the effects of seasonality;
•     expected cash flows, cash flow profile (and support therefor from certain contract structures) and MVCs, including those associated with the EQT Global GGA, and the potential impacts thereon of the commission and in-service timing (or absence thereof) and cost of the MVP project;
•     projected capital contributions and capital and operating expenditures, including the amount and timing of reimbursable capital expenditures, capital budget and sources of funds for capital expenditures;
•     the Company's ability to recoup replacement and related costs;
•     future dividend amounts, timing and rates;
•     statements regarding macroeconomic factors' affects on the Company's business, including future commodity prices and takeaway capacity constraints in the Appalachian Basin;
•     future decisions of customers in respect of production growth, curtailing natural gas production, timing of turning wells in line, rig and completion activity and related impacts on the Company's business, and the effect, if any, on such future decisions should the MVP be brought in-service;
•     the Company's liquidity and financing position and requirements, including sources, availability and sufficiency;
•     statements regarding future interest rates and/or reference rates and the potential impacts thereof;
•     the ability of the Company's subsidiaries (some of which are not wholly owned) to service debt under, and comply with the covenants contained in, their respective credit agreements;
•     expectations regarding natural gas and water volumes in the Company's areas of operations;
•     the Company's ability to achieve anticipated benefits associated with the execution of the EQT Global GGA and other commercial agreements;
•     the Company's ability to position itself for a lower carbon economy, achieve, and create value from, its environmental, social and governance (ESG) and sustainability targets and aspirations (including targets and aspirations set forth in its climate policy) and respond, and impacts of responding, to increasing stakeholder scrutiny in these areas;
•     the effectiveness of the Company's information technology and operational technology systems and practices to detect and defend against evolving cyberattacks on United States critical infrastructure;
•     the effects and associated cost of compliance with existing or new government regulations including any quantification of potential impacts of regulatory matters related to climate change on the Company; and
•     future tax rates, status and position.

The forward-looking statements included in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company has based these forward-looking statements on management's current expectations and assumptions about future events. While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, judicial and other risks and uncertainties, many of which are difficult to predict and are beyond the Company's control. The risks and uncertainties that may affect the operations, performance and results of the Company's business and forward-looking statements include, but are not limited to, those set forth under Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, as updated by this Quarterly Report on Form 10-Q, as applicable.
Any forward-looking statement speaks only as of the date on which such statement is made and the Company does not intend to correct or update any forward-looking statement, unless required by securities law, whether as a result of new information, future events or otherwise.
Executive Overview
Net income attributable to Equitrans Midstream common shareholders was $87.1 million, $0.20 per diluted share, for the three months ended March 31, 2023 compared to $80.5 million, $0.19 per diluted share, for the three months ended March 31, 2022. The increase resulted primarily from higher operating revenues and lower income tax expense, partially offset by higher operating expenses and higher interest expense.
In the course of its 2022 year-end process, the Company identified certain corrections in its previously issued unaudited interim consolidated financial statements primarily related to the accounting for the Henry Hub cash bonus payment provision. The Company determined that the related impact was not material and has revised its previously issued unaudited interim consolidated financial statements for the affected prior periods. See Note 1 for additional information.
Business Segment Results
Operating segments are revenue-producing components of an enterprise for which separate financial information is produced internally and is subject to evaluation by the chief operating decision maker in deciding how to allocate resources. Headquarters costs consist primarily of certain unallocated corporate expenses and transaction costs, as applicable. Net interest expense, loss on extinguishment of debt, components of other (expense) income, net and income tax expense (benefit) are managed on a consolidated basis. The Company has presented each segment's operating income (loss), other (expense) income, net, equity income, impairment of equity method investment and various operational measures, as applicable, in the following sections. Management believes that the presentation of this information is useful to management and investors regarding the financial condition, results of operations and trends and uncertainties of its segments. The Company has reconciled each segment's operating income (loss) to the Company's consolidated operating income and net income (loss) in Note 2.

Gathering Results of Operations

	Three Months Ended March 31,
	2023	2022	% Change
	(Thousands, except per day amounts)
FINANCIAL DATA
Firm reservation fee revenues (a)	$140,071	$132,597	5.6
Volumetric-based fee revenues (b)	70,681	87,193	(18.9)
Total operating revenues	210,752	219,790	(4.1)
Operating expenses:
Operating and maintenance	21,396	22,413	(4.5)
Selling, general and administrative	19,508	19,065	2.3
Depreciation	49,349	48,255	2.3
Amortization of intangible assets	16,205	16,205	—
Total operating expenses	106,458	105,938	0.5
Operating income	$104,294	$113,852	(8.4)

Other (expense) income, net (c)	$(8,494)	$1,604	(629.6)

OPERATIONAL DATA
Gathered volumes (BBtu per day)
Firm capacity (d)	5,292	5,256	0.7
Volumetric-based services	2,088	2,737	(23.7)
Total gathered volumes	7,380	7,993	(7.7)

Capital expenditures (e)	$59,713	$53,147	12.4
(a)For the three months ended March 31, 2023 and 2022, firm reservation fee revenues included approximately $3.3 million and $2.7 million, respectively, of MVC unbilled revenues.
(b)For the three months ended March 31, 2023, volumetric-based fee revenues included a one-time contract buyout by a customer for approximately $5 million.
(c)Other (expense) income, net includes the unrealized (loss) gain on derivative instruments associated with the Henry Hub cash bonus payment provision. See Note 6 for further information.
(d)Includes volumes up to the contractual MVC under agreements structured with MVCs. Volumes in excess of the contractual MVC are reported under Volumetric-based services.
(e)Includes approximately $3.2 million and $3.0 million of capital expenditures related to the noncontrolling interest in Eureka Midstream for the three months ended March 31, 2023 and 2022, respectively.
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Gathering operating revenues decreased by $9.0 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Firm reservation fee revenues increased by $7.5 million primarily due to $9.3 million of higher firm reservation fees associated with the EQT Global GGA. Volumetric-based fee revenues decreased by $16.5 million primarily due to lower gathered volumes, partially offset by a one-time contract buyout by a customer of approximately $5 million.
Gathering operating expenses increased by $0.5 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Depreciation expense increased by $1.1 million as a result of additional assets placed in-service, and selling, general and administrative expenses increased by $0.4 million primarily due to increased professional service fees, partially offset by a $1.0 million decrease in operating and maintenance expense primarily due to operational efficiencies.
See "Outlook" for discussions of the EQT Global GGA, and the transactions related thereto, including periodic gathering MVC fees declines even if MVP would not achieve full in-service. Additionally, as discussed in "Outlook," in connection with MVP full in-service the EQT Global GGA provides for more significant potential gathering MVC fees declines in certain contract years. Firm reservation fee revenues under the Company’s Hammerhead gathering agreement with EQT are expected to contribute to an increase in the Company’s firm reservation fee revenues following achievement of the Hammerhead pipeline full commercial in-service in conjunction with full MVP in-service. However, the percentage of the Company's operating revenues that are generated by firm reservation fees may vary year to year depending on various factors, including customer volumes and the rates realizable under the Company’s contracts, including the EQT Global GGA. See also "Commodity Price Risk" in Part I, "Item 3. Quantitative and Qualitative Disclosures About Market Risk" of this Quarterly Report on Form 10-Q for additional information on factors that could affect the Company's operating revenues.
Transmission Results of Operations

	Three Months Ended March 31,
	2023	2022	% Change
	(Thousands, except per day amounts)
FINANCIAL DATA
Firm reservation fee revenues	$101,722	$102,870	(1.1)
Volumetric-based fee revenues (a)	37,184	7,925	369.2
Total operating revenues	138,906	110,795	25.4
Operating expenses:
Operating and maintenance	14,390	3,933	265.9
Selling, general and administrative	11,706	8,406	39.3
Depreciation	13,888	13,894	—
Total operating expenses	39,984	26,233	52.4
Operating income	$98,922	$84,562	17.0

Equity income	$122	$4	2,950.0

OPERATIONAL DATA
Transmission pipeline throughput (BBtu per day)
Firm capacity reservation	3,345	3,151	6.2
Volumetric-based services	3	41	(92.7)
Total transmission pipeline throughput	3,348	3,192	4.9

Average contracted firm transmission reservation commitments (BBtu per day)	4,239	4,487	(5.5)

Capital expenditures (b)	$9,189	$4,226	117.4
(a)For the three months ended March 31, 2023, volumetric-based fee revenues included a one-time contract buyout by a customer for approximately $23.8 million.
(b)Transmission capital expenditures do not include aggregate capital contributions made to the MVP Joint Venture for the MVP and MVP Southgate projects of approximately $34.5 million and $72.5 million for the three months ended March 31, 2023 and 2022, respectively.
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Transmission operating revenues increased by $28.1 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily as a result of a one-time contract buyout by a customer of approximately $23.8 million, increased usage volumes and higher storage activities.
Operating expenses increased by $13.8 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022 as a result of increased operating and maintenance expense primarily due to the timing of operational efficiencies and expenses associated with the Rager Mountain natural gas storage field incident, as well as increased selling, general and administrative expenses resulting primarily from an increase in bad debt expense.

Post-incident workstreams related to the Rager Mountain natural gas storage field incident and required to potentially return the field to injection operations, including the root cause analysis and further analysis of other wells at the Rager Mountain facility, are ongoing, and the Company expects that the root cause analysis will be completed during the summer of 2023. The Company is continuing and expects to continue to incur costs and expenses as a result of or arising in relation to the incident and future costs and expenses would be reflected in the Company's future Transmission operating results. For additional information, see Part II, "Item 1. Legal Proceedings" of this Quarterly Report on Form 10-Q. See also, "The November 2022 incident involving the venting of natural gas from a well at Equitrans, L.P.’s Rager Mountain natural gas storage facility required that we incur costs and expenses to halt such venting, and investigate and respond to the incident, including undertaking ongoing reviews of other storage assets. Activities and investigations responsive to the incident are ongoing, and, consequently, we are incurring and in the future we expect to incur further costs and expenses, whether resulting from or arising out of the incident, which could, depending on their scope and timing, materially adversely affect our business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders." included in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
The Company's equity income in future periods will continue to be affected by the timing of the resumption of the remaining MVP project growth construction activities and associated AFUDC, and the timing of the completion of the MVP project, and such impact could continue to be substantial.
Water Results of Operations

	Three Months Ended March 31,
	2023	2022	% Change
	(Thousands, except MMgal amounts)
FINANCIAL DATA
Firm reservation fee revenues	$9,375	$5,752	63.0
Volumetric-based fee revenues	17,304	5,809	197.9
Total operating revenues	26,679	11,561	130.8
Operating expenses:
Operating and maintenance	7,045	6,718	4.9
Selling, general and administrative	1,398	2,251	(37.9)
Depreciation	5,863	4,517	29.8
Total operating expenses	14,306	13,486	6.1
Operating income (loss)	$12,373	$(1,925)	742.8

OPERATIONAL DATA
Water services volumes (MMgal)
Firm capacity reservation (a)	108	110	(1.8)
Volumetric-based services	351	208	68.8
Total water volumes	459	318	44.3

Capital expenditures	$11,076	$9,565	15.8
(a)    Includes volumes up to the contractual MVC under agreements structured with MVCs or ARCs, as applicable. Volumes in excess of the contractual MVC are reported under volumetric-based services.
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Water operating revenues increased by $15.1 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Firm reservation fee revenues increased by $3.6 million primarily as a result of increased revenues associated with ARCs, partially offset by lower other third-party activity. Volumetric-based fee revenues increased by $11.5 million primarily due to higher rates and volumes.
Water operating expenses increased by $0.8 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase is primarily due to an increase in depreciation expense of $1.3 million due to additional assets placed in-service, partially offset by lower selling, general and administrative expenses resulting from lower professional service fees.

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
Other Income Statement Items
Other (Expense) Income, Net
Other (expense) income, net decreased by $9.6 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily due to a $8.5 million unrealized loss on derivative instruments during the three months ended March 31, 2023, as compared to a $1.6 million unrealized gain on derivative instruments during the three months ended March 31, 2022, due to changes in probability-weighted assumptions regarding MVP full in-service timing and changes in NYMEX Henry Hub natural gas futures prices associated with the Henry Hub cash bonus payment provision.
See also "Outlook" for a discussion of factors affecting the estimated fair value of the derivative asset attributable to the Henry Hub cash bonus payment provision that is recognized in other (expense) income, net on the Company's statements of consolidated comprehensive income.
Net Interest Expense
Net interest expense increased by $11.8 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to interest on the senior notes issued in 2022 and increased interest rates on the revolving credit facilities, partially offset by the impact of certain tender offers for senior notes effected in 2022.
See Note 5 for a discussion of certain of the Company's outstanding debt. See also Note 10 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 for further discussion of the senior notes issued in 2022 and tender offers effected in 2022.
Income Taxes
See Note 8 for an explanation of the changes in income taxes for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest was relatively flat for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
Capital Expenditures
See "Investing Activities" and "Capital Requirements" under "Capital Resources and Liquidity" for a discussion of capital expenditures and capital contributions.
Outlook
The Company's strategically located assets overlay core acreage in the Appalachian Basin. The location of the Company's assets allows its producer customers to access major demand markets in the U.S. The Company is one of the largest natural gas gatherers in the U.S. and its largest customer, EQT, was one of the largest natural gas producers in the U.S. based on average daily sales volumes as of March 31, 2023 and EQT's public senior debt had investment grade credit ratings from Standard & Poor's Global Ratings (S&P) and Fitch Ratings (Fitch) as of that date. During the three months ended March 31, 2023, approximately 67% of the Company's operating revenues were generated from firm reservation fee revenues. Generally, the Company is focused on utilizing contract structures reflecting long-term firm capacity, MVC or ARC commitments which are intended to provide support to its cash flow profile. The percentage of the Company's operating revenues that are generated by firm reservation fees (as well as the Company's revenues generally) may vary year to year depending on various factors, including customer volumes and the rates realizable under the Company's contracts, including the EQT Global GGA which provides for periodic gathering MVC fees declines through January 1, 2028 (with the fees then remaining fixed throughout the remaining term), even if MVP would not achieve full in-service. Additionally, as discussed below, in connection with MVP full in-service the EQT Global GGA provides for more significant potential gathering MVC fees declines in certain contract years.

The Company's principal strategy is to achieve greater scale and scope, enhance the durability of its financial strength and to continue to work to position itself for a lower carbon economy, which the Company expects will drive future growth and investment. The Company is implementing its strategy by continuing to pursue its organic growth projects, including particularly the MVP given the Company’s belief that the MVP will, among other benefits, help to promote greater natural gas production in the Appalachian Basin given production levels have been limited by regional takeaway capacity limitations (including the lack of completion of the MVP), focusing on opportunities to use its existing assets to deepen and grow its customer relationships at optimized levels of capital spending and taking into account the Company's leverage, and continuing to prudently invest resources in its sustainability-oriented initiatives. The Company is also continuing to focus on maintaining and strengthening its balance sheet. Additionally, the Company also periodically evaluates strategically aligned inorganic growth opportunities (whether within its existing footprint or to extend the Company's reach into the southeast United States and to become closer to key demand markets, such as the Gulf of Mexico LNG export market).
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
•Mountain Valley Pipeline. The MVP is being constructed by a joint venture among the Company and affiliates of each of NextEra Energy, Inc., Consolidated Edison, Inc. (Con Edison), AltaGas Ltd. and RGC Resources, Inc. As of March 31, 2023, the Company owned an approximate 47.3% interest in the MVP project and will operate the MVP. The MVP is an estimated 300-mile, 42-inch diameter natural gas interstate pipeline with a targeted capacity of 2.0 Bcf per day that is designed to span from the Company's existing transmission and storage system in Wetzel County, West Virginia to Pittsylvania County, Virginia, which will provide access to the growing southeast demand markets. The MVP Joint Venture has secured a total of 2.0 Bcf per day of firm capacity commitments at 20-year terms. Additional shippers have expressed interest in the MVP project and the MVP Joint Venture is evaluating an expansion opportunity that could add approximately 0.5 Bcf per day of capacity through the installation of incremental compression.
In October 2017, the FERC issued the Certificate of Public Convenience and Necessity (the Certificate) for the MVP. In the first quarter of 2018, the MVP Joint Venture received limited notice to proceed with certain construction activities from the FERC and commenced construction. However, as discussed in "The regulatory approval process for the construction of new midstream assets is very challenging, has significantly increased costs and delayed then-targeted in-service dates, and decisions by regulatory and judicial authorities in pending or potential proceedings, particularly with respect to litigation in the Fourth Circuit regarding MVP, are likely to impact our or the MVP Joint Venture's ability to obtain or maintain in effect all approvals and authorizations necessary to complete certain projects in a timely manner or at all, or our ability to achieve the expected investment returns on the projects." included in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, as well as in Part II, "Item 1. Legal Proceedings" of this Quarterly Report on Form 10-Q, the MVP project has been subject to repeated, significant delays and cost increases because of legal and regulatory setbacks, particularly in respect of litigation in the U.S. Court of Appeals for the Fourth Circuit (Fourth Circuit), including, on January 25, 2022 the Fourth Circuit's vacatur and remanding on specific issues of the MVP Joint Venture's then authorizations related to the Jefferson National Forest (JNF) received from the Bureau of Land Management (BLM) and the U.S. Forest Service (USFS) and on February 2, 2022 the Fourth Circuit's vacatur and remanding on specific issues of the then Biological Opinion and Incidental Take Statement issued by the United States Department of the Interior's Fish and Wildlife Service (FWS) for the MVP project.
Given litigation and regulatory matters, on June 24, 2022, the MVP Joint Venture filed a request with the Federal Energy Regulatory Commission (FERC) for an extension of time to complete the MVP project for an additional four years (relative to a prior obtained extension) through October 13, 2026, which request was granted on August 23, 2022.
Notwithstanding prior setbacks and ongoing risks, including the risk posed by pending and future legal challenges in the Fourth Circuit, the MVP Joint Venture continues to engage in pursuing the authorizations necessary under applicable law from the relevant agencies to complete the MVP project, including that the MVP Joint Venture has sought new authorizations relating to the JNF and an Individual Permit from the Huntington, Pittsburgh and Norfolk Districts of the U.S. Army Corps of Engineers (Army Corps) to effect approximately 300 water crossings utilizing open cut techniques. In April 2022, the MVP obtained the FERC’s authorization to amend the Certificate to utilize alternative trenchless construction methods to effect approximately 120 water crossings. On February 28, 2023, the FWS issued the new Biological Opinion and Incidental Take Statement for the MVP project. On October 25, 2022 and January 24, 2023, oral arguments were held in the Fourth Circuit relating to the Section 401 water quality certification approvals received in December 2021 from the West Virginia Department of Environmental Protection and the Virginia Department of Environmental Quality, respectively (such approvals, the WVDEP State 401 Approval and the VADEQ State 401 Approval), each in connection with the MVP project. The oral arguments were conducted by the same panel of Fourth Circuit judges as have appeared, and overruled permitting agencies, in numerous prior matters relating to the MVP Joint Venture. Although on March 29, 2023, the Fourth Circuit panel denied project opponents’ challenge to the VADEQ State 401 Approval, on April 3, 2023, the panel, consistent with its posture during the oral argument, vacated the WVDEP State 401 Approval based on the panel’s view that certain aspects of the WVDEP State 401 Approval did not reflect sufficient explanation by the WVDEP and that certain additional requirements should have been incorporated into the WVDEP State 401 Approval. Relating to the JNF, on April 13, 2023, the USFS issued the final Supplemental Environmental Impact Statement regarding the MVP project. On April 27, 2023, project opponents sought a stay in the Fourth Circuit of the new Biological Opinion and Incidental Take Statement for the MVP project and, as of the date of the filing of this Quarterly Report on Form 10-Q, that proceeding is ongoing.
In addition to those requested authorizations that remain outstanding described in the paragraph above, including that the WVDEP must issue a new Section 401 approval, and other relevant regulatory matters, the MVP Joint Venture in order to complete the project needs to continue to have available the orders previously issued by the FERC that are necessary to complete the MVP project and receive authorization from the FERC to complete construction work in the portion of the project route currently remaining subject to the FERC’s previous stop work order and in the JNF.
Based on its interactions with the agencies and, in the case of the WVDEP State 401 Approval, also the Company’s view of the steps it believes necessary to address the Fourth Circuit panel’s vacatur, the Company expects the agencies will issue the requisite authorizations by the early summer 2023 and believes that the agencies are producing authorizations that address points raised by the Fourth Circuit and exceed standards for the issuance of such authorizations. Given that, the Company recognizes that there continue to be a number of upcoming regulatory and litigation milestones that (together with the timing thereof) will determine whether the MVP Joint Venture may recommence forward construction in 2023 (potentially with the goal of completing the project by year-end 2023, and accordingly contractual obligations would commence January 1, 2024) or that will prevent such construction and/or completion in 2023. However, the Company acknowledges the narrowed path to complete the project by year-end 2023 in light of various risks (the impacts of which are not known or reasonably estimable), including ongoing and anticipated litigation in the Fourth Circuit relating to MVP project authorizations within the Fourth Circuit’s jurisdiction since the Company perceives continued hostility and risk posed by the Fourth Circuit panel to MVP project-related authorizations.
There also are potential future legislative developments that may impact MVP forward construction or completion timing, as the Company continues to urge the United States Congress to expeditiously pass, and for there to be enacted, federal energy infrastructure permitting reform legislation that specifically requires the completion of the MVP project, similar to MVP-specific aspects of legislation proposed in 2022 by each of United States Senators Joseph Manchin and Shelley Moore Capito and ideally in sufficient time for the MVP Joint Venture to complete construction in 2023. However, while as of the date of the filing of this Quarterly Report on Form 10-Q, the Company believes that there remain prospects and continuing significant bipartisan support for federal energy infrastructure permitting reform legislation favorable to the MVP project, the Company recognizes that to such date attempts to enact such legislation have failed and that differences between and within the Republican and Democratic parties continue to exist as to the scope and terms of any such reform, and such differences have impeded and could further impede the prospect of legislation being enacted, including in sufficient time for the MVP Joint Venture to complete construction in 2023.
The Company believes that the MVP Joint Venture will complete the four to five months of remaining construction activity as promptly as practicable once authorized and fully mobilized and that the total project cost would be approximately $6.6 billion (excluding AFUDC) if that completion is achieved in 2023.
For further information regarding litigation and regulatory related delays and risks affecting the completion of the MVP project, see Part II, "Item 1. Legal Proceedings" of this Quarterly Report on Form 10-Q. See also "The regulatory approval process for the construction of new midstream assets is very challenging, has significantly increased costs and delayed then-targeted in-service dates, and decisions by regulatory and judicial authorities in pending or potential proceedings, particularly with respect to litigation in the Fourth Circuit regarding MVP, are likely to impact our or the MVP Joint Venture's ability to obtain or maintain in effect all approvals and authorizations necessary to complete certain projects in a timely manner or at all or our ability to achieve the expected investment returns on the projects.” and "Expanding our business by constructing new midstream assets subjects us to construction, regulatory, environmental, political and legal uncertainties that are beyond our control." included in Part I, "Item 1A. Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
On November 4, 2019, Con Edison exercised an option to cap its investment in the construction of the MVP project at approximately $530 million (excluding AFUDC). The Company and NextEra Energy, Inc. are obligated, and RGC Resources, Inc., another member of the MVP Joint Venture owning an interest in the MVP project, has opted, to fund the shortfall in Con Edison's capital contributions on a pro rata basis. Such funding by the Company and funding by other members has and will correspondingly increase the Company's and such other members' respective interests in the MVP project and decrease Con Edison's interest in the MVP project. If the project were to be completed in 2023 at a total project cost of approximately $6.6 billion (excluding AFUDC), the Company's equity ownership in the MVP project would progressively increase from approximately 47.3% to approximately 48.1%.
Through March 31, 2023, the Company had funded approximately $2.8 billion to the MVP Joint Venture for the MVP project. If the MVP project were to be completed in 2023, the Company expects it would make total capital contributions to the MVP Joint Venture in 2023 of approximately $600 million to $640 million primarily related to forward construction for a total of approximately $3.4 billion over the project's construction, inclusive of approximately $180 million in excess of the Company's ownership interest. If no forward construction were to occur in 2023, the Company expects it would make total capital contributions to the MVP Joint Venture in 2023 of approximately $150 million to $200 million, primarily related to right-of-way maintenance and environmental compliance measures.
•Wellhead Gathering Expansion Projects and Hammerhead Pipeline. During the three months ended March 31, 2023, the Company invested approximately $59.7 million in gathering projects (inclusive of capital expenditures related to the noncontrolling interest in Eureka Midstream). For 2023, the Company expects to invest approximately $255 million to $305 million in gathering projects (inclusive of expected capital expenditures of approximately $15 million related to the noncontrolling interest in Eureka Midstream). The primary projects include infrastructure expansion and optimization in core development areas in the Marcellus and Utica Shales in southwestern Pennsylvania, southeastern Ohio and northern West Virginia for EQT, Range Resources Corporation (Range Resources) and other producers. The Company expects that it will continue to see the benefits of return-to-pad drilling and system integrations in 2023, and accordingly, estimates gathering capital expenditures required to maintain flat gathered volumes in a given year would be approximately $200 million for 2023.
The Hammerhead pipeline is a 1.6 Bcf per day gathering header pipeline that is primarily designed to connect natural gas produced in Pennsylvania and West Virginia to the MVP, Texas Eastern Transmission and Eastern Gas Transmission, is supported by a 20-year term, 1.2 Bcf per day, firm capacity commitment from EQT, and cost approximately $540 million. The Company expects Hammerhead pipeline full commercial in-service to commence in conjunction with full MVP in-service.
The Company also has an agreement with a producer customer to install approximately 32,000 horsepower booster compression to existing facilities. The project is backed by a long-term commitment and is targeted to be in-service in mid-2024. The Company expects to invest approximately $70 million, with a majority of the capital spend in 2023, which is reflected within the range of 2023 investments for gathering projects noted above, and 2024.
•Transmission Projects and Equitrans Expansion Project. During the three months ended March 31, 2023, the Company invested approximately $9.2 million in transmission projects. The EEP is one of the Company's transmission projects and is designed to provide north-to-south capacity on the mainline Equitrans, L.P. system, including primarily for deliveries to the MVP. A portion of the EEP commenced operations with interruptible service in the third quarter of 2019. The EEP provides capacity of approximately 600 MMcf per day and offers access to several markets through interconnects with Texas Eastern Transmission, Eastern Gas Transmission and Columbia Gas Transmission. In connection with MVP full in service, firm transportation agreements for 550 MMcf per day of capacity will commence under 20-year terms.
For 2023, the Company expects to invest approximately $90 million to $100 million in transmission projects. This includes an estimate of $5 million to $10 million of capital expenditures related to the Rager Mountain natural gas storage field incident based on current information (however, such estimate is not an estimate of all potential capital expenditures from the incident as some items are not able to be estimated as of the filing of this Quarterly Report on Form 10-Q). The $90 million to $100 million of expected investment in transmission projects also includes capital expenditures expected for 2023 associated with the Company's Ohio Valley Connector expansion project (OVCX). OVCX will increase deliverability on the Company's existing Ohio Valley Connector pipeline (OVC) by approximately 350 MMcf per day, create new receipt and delivery transportation paths, and enhance long-term reliability. The project is supported by new long-term firm capacity commitments of 330 MMcf per day, as well as an extension of approximately 1.0 Bcf per day of existing contracted mainline capacity for EQT. OVCX is designed to meet growing demand in key markets in the mid-continent and gulf coast through existing interconnects with long-haul pipelines in Clarington, Ohio. On July 7, 2022, the FERC issued a Notice of Intent to Prepare an Environmental Impact Statement for OVCX, and on January 20, 2023 issued the Final Environmental Impact Statement for the project. Based on the Company's expectation to receive all necessary approvals in the first half of 2023, the incremental OVC capacity is expected to be placed in-service during the first half of 2024. The Company expects to invest approximately $160 million in the project. The project, as well as the Company's recent successful open season for the available transmission capacity that was the subject of the one-time transmission customer's contract buyout during the first quarter of 2023, is consistent with the Company's ongoing efforts to optimize existing assets and achieve capital efficiency.
•MVP Southgate Project. In April 2018, the MVP Joint Venture announced the MVP Southgate project, which is a contemplated interstate pipeline that was approved by the FERC to extend approximately 75 miles from the MVP at Pittsylvania County, Virginia to new delivery points in Rockingham and Alamance Counties, North Carolina. The Company is expected to operate the MVP Southgate project and owned a 47.2% interest in the MVP Southgate project as of March 31, 2023. The MVP Southgate project, as originally designed, was estimated to cost a total of approximately $450 million to $500 million, a portion of which the Company expected to fund.
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
The MVP Joint Venture continues to evaluate the MVP Southgate project and is focused on its active negotiations with Dominion Energy North Carolina and a prospective customer regarding refining the MVP Southgate project’s design, scope and/or timing for the benefit of such customers in lieu of pursuing the project as originally contemplated. Dominion Energy North Carolina’s obligations under the precedent agreement in support of the original project are subject to certain conditions, including that the MVP Joint Venture would have completed construction of the project facilities by June 1, 2022, which deadline is subject to extension to June 1, 2023 by virtue of previously declared events of force majeure. The Company is unable to ensure the results of the negotiations between the MVP Joint Venture and Dominion Energy North Carolina and the other prospective customer, including the ultimate design, scope, timing, undertaking or completion of the project.
•Water Operations. During the three months ended March 31, 2023, the Company invested approximately $11.1 million in its water infrastructure, primarily to continue to construct the initial mixed-use water system buildout. The Company placed portions of the initial mixed-use water system in service during 2022. The Company expects the remaining portions of the mixed water system to be substantially complete in 2023. For 2023, the Company expects to invest approximately $45 million, primarily related to the continued construction of its mixed-use water system buildout.
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
Under the EQT Global GGA, the gathering MVC fees periodically decline through January 1, 2028 (with the fees then remaining fixed throughout the remaining term), even if MVP would not achieve full in-service. Before January 1, 2026, beginning the first day of the quarter in which the full in-service date of the MVP occurs under the EQT Global GGA, the gathering MVC fees payable by EQT to the Company are subject to more significant potential declines for certain contract years as set forth in the EQT Global GGA, which, prior to EQT's exercise of the EQT Cash Option (defined below), provided for estimated aggregate fee relief of up to approximately $270 million in the first twelve-month period, up to approximately $230 million in the second twelve-month period and up to approximately $35 million in the third twelve-month period. Given that the MVP full in-service date did not occur by January 1, 2022, on July 8, 2022, EQT irrevocably elected under the EQT Global GGA to forgo up to approximately $145 million of the potential gathering MVC fee relief in such first twelve-month period and up to approximately $90 million of the potential gathering MVC fee relief in such second twelve-month period in exchange for a cash payment from the Company to EQT in the amount of approximately $195.8 million (the EQT Cash Option). As a result of EQT exercising the EQT Cash Option (and payment by the Company thereof), the maximum aggregate potential fee relief applicable under the EQT Global GGA in such first twelve-month period and such second twelve-month period was reduced to be up to approximately $125 million and $140 million, respectively. Additionally, the EQT Global GGA provides for a fee credit to the gathering rate for certain gathered volumes that also receive separate transmission services under certain transmission contracts.
Based on the Henry Hub natural gas forward strip prices as of April 28, 2023 and the terms of the Henry Hub cash bonus payment provision, any further delays in the full in-service date for the MVP project and, if applicable, corresponding changes to probability-weighted assumptions regarding the full in-service timing could decrease the estimated fair value of the derivative asset attributable to the Henry Hub cash bonus payment provision, and such decrease may be substantial and ultimately be reduced to zero. For a discussion of the potential effect of hypothetical changes to the NYMEX Henry Hub natural gas future prices on the estimated fair value of the derivative asset attributable to the Henry Hub cash bonus payment provision, see "Commodity Price Risk" in Part I, "Item 3. Quantitative and Qualitative Disclosures About Market Risk" of this Quarterly Report on Form 10-Q. Changes in estimated fair value are recognized in other (expense) income, net, on the Company’s statements of consolidated comprehensive income.
2021 Water Services Agreement. On October 22, 2021, the Company and EQT entered into a new 10-year, mixed-use water services agreement covering operations within a dedicated area in southwestern Pennsylvania. The 2021 Water Services
Agreement became effective on March 1, 2022. Pursuant to the 2021 Water Services Agreement, EQT has agreed to pay the Company a minimum ARC for water services equal to $40 million in each of the first five years of the 10-year contract term and equal to $35 million per year for the remaining five years of the contract term.
For a discussion of the Company's commercial relationship with EQT and related considerations, including risk factors, see Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. For further discussion on litigation and regulatory challenges affecting the MVP project, see "Outlook" above and Part II, "Item 1. Legal Proceedings" of this Quarterly Report on Form 10-Q.
Potential Future Impairments. The accounting estimates related to impairments are susceptible to change, including estimating fair value which requires considerable judgment. For goodwill, management’s estimate of a reporting unit’s future financial results is sensitive to changes in assumptions, such as changes in stock prices, weighted-average cost of capital, terminal growth rates and industry multiples. Similarly, cash flow estimates utilized for purposes of evaluating long-lived assets and equity method investment (such as in the MVP Joint Venture) require the Company to make projections and assumptions for many years into the future for pricing, demand, competition, operating costs, commencement (or recommencement, as applicable) of operations and timing thereof (if at all), resolution of relevant legal and regulatory matters, and other factors. The Company evaluates long-lived assets and equity method investments for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable (meaning, in the case of its equity method investment, that such investment has suffered other-than-temporary declines in value under ASC 323). The Company believes the estimates and assumptions used in estimating its reporting units’, its long-lived assets' and its equity method investment's fair values are reasonable and appropriate as of March 31, 2023; however, assumptions and estimates are inherently subject to significant business, economic, competitive, regulatory, judicial and other risks that could materially affect the calculated fair values and the resulting conclusions regarding impairments, which could materially affect the Company’s results of operations and financial position. Additionally, actual results could differ from these estimates and assumptions may not be realized. When estimating the fair value of its equity method investment, the Company utilizes an income approach under which significant judgments and assumptions, including the discount rate and probability-weighted scenarios, are sensitive to change. The Company also continues to evaluate and monitor the ongoing legal and regulatory matters affecting the MVP project, as further described in Part II, “Item 1. Legal Proceedings” of this Quarterly Report on Form 10-Q, and the MVP Southgate project. Further adverse or delayed developments with respect to such matters or other adverse developments, as well as potential macroeconomic factors, including other than temporary market fluctuations, changes in interest rates, cost increases and other unanticipated events, could require that the Company further modify assumptions reflected in the probability-weighted scenarios of discounted future net cash flows (including with respect to the probability of success) utilized to estimate the fair value of its equity method investment in the MVP Joint Venture, which could result in an other-than-temporary decline in value, resulting in an incremental impairment of that investment. While macroeconomic factors in and of themselves may not be a direct indicator of impairment, should an impairment indicator be identified in the future, macroeconomic factors such as changes in interest rates could ultimately impact the size and scope of any potential impairment. See “Impairments of our assets, including property, plant, and equipment, intangible assets, goodwill and our equity method investment in the MVP Joint Venture, previously have significantly reduced our earnings, and additional impairments could further reduce our earnings.” included in Part I, “Item 1A. Risk Factors" and the Company's discussion of "Critical Accounting Estimates" included in "Outlook" in Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," each in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
As of the filing of this Quarterly Report on Form 10-Q, the Company cannot predict the likelihood or magnitude of any future impairment.
For a discussion of capital expenditures, see "Capital Requirements" under "Capital Resources and Liquidity" below.
Capital Resources and Liquidity
The Company's liquidity requirements are to finance its operations, its capital expenditures, potential acquisitions and other strategic transactions and capital contributions to joint ventures, including the MVP Joint Venture, to pay cash dividends and distributions, when declared, and to satisfy any indebtedness obligations. Additionally, the Company or its affiliates may, at any time and from time to time, seek to retire or purchase outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as the Company may determine, and will depend on prevailing market conditions, the Company's other liquidity requirements, contractual restrictions and other factors and the amounts involved may be material. The Company's ability to meet these liquidity requirements depends on the Company's cash flow from operations, the continued ability of the Company to borrow under its subsidiaries' credit facilities and the Company's ability to raise capital in banking and capital markets. We believe that our cash on hand and future cash generated from operations, together with available borrowing capacity under our subsidiaries' credit facilities and our access to banking and capital markets, will provide adequate resources to fund our short-term and long-term capital, operating and financing needs. However, cash flow and capital raising activities may be affected by prevailing economic conditions in the natural gas industry and other financial and business factors, including factors discussed in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (such as those market forces discussed in “Our business is subject to climate change-related transitional risks (including evolving climate-focused regulation and climate change-driven trends emphasizing financing non-fossil fuel businesses and prompting pursuit of emissions reductions, lower-carbon technologies and alternative forms of energy)

and physical risks that could significantly increase our operating expenses and capital costs, adversely affect our customers’ development plans, and reduce demand for our products and services."), some of which are beyond the Company's control. The Company's available sources of liquidity include cash from operations, cash on hand, borrowings under its subsidiaries' revolving credit facilities, issuances of additional debt and issuances of additional equity securities. As of March 31, 2023, pursuant to the terms of the Amended EQM Credit Facility, EQM had the ability to borrow approximately $0.7 billion under the Amended EQM Credit Facility. The amount the Company is able to borrow under the Amended EQM Credit Facility is bounded by a maximum consolidated leverage ratio. See Note 5 for further information regarding the Amended EQM Credit Facility. See also "Our subsidiaries’ significant indebtedness, and any future indebtedness, as well as the restrictions under our subsidiaries’ debt agreements, could adversely affect our operating flexibility, business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders." included in Part I, "Item 1A. Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
See “Security Ratings” below for a discussion of EQM’s credit ratings during 2023. Based on EQM's credit rating levels, EQM has delivered credit support to the MVP Joint Venture in the form of a letter of credit, which is for the MVP project, and is in the amount of approximately $219.7 million as of March 31, 2023, which is subject to adjustment based on the applicable construction budget. See Note 4 for further information. See "A further downgrade of EQM’s credit ratings, which are determined by independent third parties, could impact our liquidity, access to capital, and costs of doing business." included in Part I, "Item 1A. Risk Factors" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
The following table is a summary of the cash flows by activity for the three months ended March 31, 2023 and 2022, respectively.

	Three Months Ended March 31,
	2023	2022
	(Thousands)
Cash flows
Net cash provided by operating activities	$224,720	$185,946
Net cash used in investing activities	(108,724)	(142,471)
Net cash used in financing activities	(131,398)	(136,529)
Net decrease in cash and cash equivalents	$(15,402)	$(93,054)
Operating Activities
Net cash flows provided by operating activities were $224.7 million for the three months ended March 31, 2023 compared to $185.9 million for the three months ended March 31, 2022. The increase was primarily driven by the timing of working capital receipts and payments.
Investing Activities
Net cash flows used in investing activities were $108.7 million for the three months ended March 31, 2023 compared to $142.5 million for the three months ended March 31, 2022. Investing activities decreased by approximately $33.8 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to a decrease in capital contributions to the MVP Joint Venture, partially offset by an increase in capital expenditures spending on various wellhead gathering and transmission expansion projects. See “Capital Requirements” below for a discussion of forecasted 2023 capital expenditures and capital contributions to the MVP Joint Venture.
Financing Activities
Net cash flows used in financing activities were $131.4 million for the three months ended March 31, 2023 compared to $136.5 million for the three months ended March 31, 2022. For the three months ended March 31, 2023, the primary uses of financing cash flows were net repayments on borrowings under the revolving credit facilities, the payment of dividends to shareholders and distributions paid to noncontrolling interest, while the primary source of financing cash flows were borrowings under the revolving credit facilities. For the three months ended March 31, 2022, the primary uses of financing cash flows were net repayments on borrowings under the revolving credit facilities and the payment of dividends to shareholders, while the primary source of financing cash flows was borrowings under the revolving credit facilities.

Capital Requirements
The gathering, transmission and storage and water services businesses are capital intensive, requiring significant investment to develop new facilities and to maintain and upgrade existing operations.
Capital expenditures in 2023 are expected to be approximately $390 million to $450 million (including approximately $15 million attributable to the noncontrolling interest in Eureka Midstream). If the MVP project were to be completed in 2023, the Company expects it would make total capital contributions to the MVP Joint Venture in 2023 of approximately $600 million to $640 million primarily related to forward construction or, if no forward construction were to occur in 2023, the Company expects it would make total capital contributions to the MVP Joint Venture in 2023 of approximately $150 million to $200 million, primarily related to right-of-way maintenance and environmental compliance measures. Capital contributions payable to the MVP Joint Venture are accrued upon the issuance of a capital call by the MVP Joint Venture. The Company's short-term and long-term capital investments may vary significantly from period to period based on the available investment opportunities, the timing of the construction of the MVP and other projects, and maintenance needs. The Company expects to fund short-term and long-term capital expenditures and capital contributions primarily through cash on hand, cash generated from operations, available borrowings under its subsidiaries' credit facilities and its access to banking and capital markets.
Credit Facility Borrowings
See Note 5 for a discussion of the Amended EQM Credit Facility and the 2021 Eureka Credit Facility.
Security Ratings
The table below sets forth the credit ratings for EQM's debt instruments at March 31, 2023.

EQM
Senior Notes
Rating Service	Rating	Outlook
Moody's	Ba3	Stable
S&P	BB-	Negative
Fitch	BB	Negative

EQM's credit ratings are subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. The Company cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a credit rating agency if, in its judgment, circumstances so warrant. If any credit rating agency downgrades or withdraws EQM's ratings, including for reasons relating to the MVP project (such as delays affecting the MVP project or increases in such project’s targeted costs), EQM’s leverage or credit ratings of the Company's customers, the Company's access to the capital markets could become more challenging, borrowing costs will likely increase, the Company may, depending on contractual provisions in effect at such time, be required to provide additional credit assurances (the amount of which may be substantial) and the potential pool of investors and funding sources may decrease. In order to be considered investment grade, a company must be rated Baa3 or higher by Moody's, BBB- or higher by S&P, or BBB- or higher by Fitch. All of EQM's credit ratings are considered non-investment grade.
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
See "The regulatory approval process for the construction of new midstream assets is very challenging, has significantly increased costs and delayed then-targeted in-service dates, and decisions by regulatory and judicial authorities in pending or potential proceedings, particularly with respect to litigation in the Fourth Circuit regarding MVP, are likely to impact our or the MVP Joint Venture's ability to obtain or maintain in effect all approvals and authorizations necessary to complete certain projects in a timely manner or at all or our ability to achieve the expected investment returns on the projects." and

"The November 2022 incident involving the venting of natural gas from a well at Equitrans, L.P.'s Rager Mountain natural gas storage facility required that we incur costs and expenses to halt such venting, and investigate and respond to the incident, including undertaking ongoing reviews of other storage assets. Activities and investigations responsive to the incident are ongoing, and, consequently, we are incurring and in the future we expect to incur further costs and expenses, whether resulting from or arising out of the incident, which could, depending on their scope and timing, materially adversely affect our business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders." included in Part I, "Item 1A. Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2022. See also Part II, "Item 1. Legal Proceedings" of this Quarterly Report on Form 10-Q for a discussion of certain litigation and regulatory proceedings, including related to the MVP project and the Rager Mountain natural gas storage field incident.
See Note 15 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 for further discussion of the Company's commitments and contingencies.
Dividends
On April 25, 2023, the Company's Board of Directors declared cash dividends for the first quarter of 2023 of $0.15 per common share and $0.4873 per Equitrans Midstream Preferred Share to shareholders of record at the close of business on May 5, 2023.
Critical Accounting Estimates
The Company's critical accounting policies are described in Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to the Company's consolidated financial statements in Part I, "Item 1. Financial Statements" of this Quarterly Report on Form 10-Q. Preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts in the Company's consolidated financial statements and accompanying notes. The Company's critical accounting policies are considered critical due to the significant judgments and estimates used in the preparation of the Company's consolidated financial statements and the material impact on the results of operations or financial condition. Actual results could differ from those judgments and estimates.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Except for the Commodity Price Risk described below, information about market risks for the three months ended March 31, 2023, does not differ materially from that discussed under Part II, "Item 7A." of the Company's Annual Report on Form
10-K for the year ended December 31, 2022.
Commodity Price Risk. The Company's business is dependent on continued natural gas production and the availability and development of reserves in its areas of operation. Prices for natural gas and NGLs, including regional basis differentials, have previously adversely affected, and may in the future adversely affect, timing of development of additional reserves and production that is accessible by the Company’s pipeline and storage assets, which also negatively affects the Company’s water services business, and the creditworthiness of the Company’s customers.
As of April 28, 2023, the natural gas forward price strip reflected significantly lower Henry Hub and Appalachian Basin natural gas prices for the remainder of 2023 relative to prices in the fourth quarter of 2022. Lower natural gas prices, particularly in the Appalachian region, have in the past caused, and may in the future cause, producers such as EQT to determine to take actions to slow production growth and/or maintain flat or reduce production, which when effected by our producer customers limits growth in or reduces the demand for, and usage of, our services. For instance, in certain periods of low natural gas prices prior to 2023, temporary production curtailments resulted in a decrease in our volumetric-based gathering fee revenues. Based on such forward price strip, the Company perceives risk that EQT and/or other producers could curtail production in 2023, which, depending on the nature and duration of any such curtailment, could have a significant negative effect on the demand for our services, our volumetric-based fee revenue, and therefore our results of operations. See also “Decreases or a lack of growth in production of natural gas in our areas of operation, whether as a result of regional takeaway constraints, producer corporate capital allocation strategies, lower regional natural gas prices, natural well decline, and/or other factors, have adversely affected, and in the future could adversely affect, our business and operating results and reduce our cash available to pay cash dividends to our shareholders.”, "The lack of diversification of our assets and geographic locations could adversely affect us." and “We generate a substantial majority of our revenues from EQT. Therefore, we are subject to the business and liquidity risks of EQT, and any decrease in EQT's drilling or completion activity (or significant production curtailments) or a shift in such activity away from our assets could adversely affect our business and operating results. Various factors have affected and may further affect our ability to realize the benefits associated with the EQT Global GGA at the time of its execution.”, each included in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
Price declines and sustained periods of low natural gas and NGL prices could have an adverse effect on the creditworthiness of the Company's customers and related ability to pay firm reservation fees under long-term contracts and/or affect, as discussed above, activity levels and, accordingly, volumetric-based fees, which could affect the Company’s results of operations, liquidity or financial position. Credit risk and related management is further discussed under “Credit Risk” in Part II, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Company's Annual Report on Form 10-K.
Increases in natural gas prices do not necessarily result in corresponding increases to the production forecasts of the Company's customers. Even when natural gas prices have been commercially attractive, certain of the Company's customers maintained largely flat production forecasts in light of, among other things, the absence of incremental takeaway capacity from the Appalachian Basin and the Company's customers may still maintain flat or modest increases to production forecasts based on various factors, which could include regional takeaway capacity limitations, access to capital, investor expectations regarding free cash flow, a desire to reduce or refinance leverage or other factors.
Additionally, lower natural gas prices (including regionally), corporate capital allocation strategies or regional takeaway constraints, could cause producers to determine in the future that drilling activities in areas outside of the Company's current areas of operation are strategically more attractive to them.
Many of the Company’s customers, including EQT, have entered into long-term firm reservation gathering, transmission and water services contracts or contracts with MVCs or ARCs, as applicable, on the Company's systems and approximately 67% of the Company's operating revenues for the three months ended March 31, 2023 was generated by firm reservation fee revenues. The Company believes that such contract structure is advantageous to its overall business, although significant declines in gas production in the Company's areas of operations would likely adversely affect the Company's results of operations, financial condition and liquidity as approximately 33% of the Company’s operating revenues for the three months ended March 31, 2023 was generated by volumetric-based fee revenues. See "Our exposure to direct commodity price risk may increase in the future and NYMEX Henry Hub futures prices affect the fair value, and may affect the realizability, of potential cash payments to us by EQT pursuant to the EQT Global GGA." and “We generate a substantial majority of our revenues from EQT. Therefore, we are subject to business and liquidity risks of EQT, and any decrease in EQT’s drilling or completion activity (or significant production curtailments) or a shift in such activity away from our assets could adversely affect our business and operating results. Various factors have affected and may further affect our ability to realize the benefits associated with the EQT Global GGA at the time of its execution." included in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
Unless the Company is successful in attracting and retaining new customers, the Company's ability to maintain or increase the capacity subscribed and volumes transported, gathered or provided on its systems above MVC levels will be dependent on receiving consistent or increasing commitments and production from its existing customers, which may be impacted by regional takeaway capacity limitations, commodity prices, including regional commodity prices and/or other factors, including corporate capital allocation strategies. While EQT has dedicated a substantial portion of its core acreage in southwestern Pennsylvania and West Virginia to the Company and has entered into long-term firm gathering and transmission contracts and contracts with MVCs on certain of the Company's systems, EQT may determine in the future that drilling or continuing to produce gas from existing wells in the Company's areas of operations is not economical above the amount to fulfill its required MVCs or otherwise strategically determine to curtail volumes on the Company's systems. Other than with respect to its MVCs and other firm commitments under existing contracts, EQT is under no contractual obligation to continue to develop its acreage dedicated to the Company. See also "Outlook" in Part I, "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q for a discussion of the EQT Global GGA and the 2021 Water Services Agreement.
The fair value of the Company’s derivative instruments is, in part, determined by estimates of the NYMEX Henry Hub natural gas forward price curve. A hypothetical 10% increase in NYMEX Henry Hub natural gas futures prices would increase the valuation of the Company’s derivative instruments by approximately $1.5 million, while a hypothetical 10% decrease in NYMEX Henry Hub natural gas futures prices would decrease the valuation of the Company’s derivative instruments by approximately $1.6 million. This fair value change assumes volatility based on prevailing market parameters at March 31, 2023. See Note 6 and "Outlook" in Part I, "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q for a discussion of the Henry Hub cash bonus payment provision.
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
Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Environmental Proceedings
Rager Mountain Storage Field PADEP Orders and Notices of Violation. On November 6, 2022, the Company became aware of natural gas venting from one of the storage wells, well 2244, at Equitrans, L.P.’s Rager Mountain natural gas storage facility (Rager Mountain facility), located in Jackson Township, a remote section of Cambria County, Pennsylvania. The venting of natural gas from well 2244 was halted on November 19, 2022. The Pennsylvania Department of Environmental Protection (PADEP) and the United States Pipeline and Hazardous Materials Safety Administration (PHMSA) are investigating the incident and the Company is cooperating in such investigations. On December 7, 2022, the Company and its subsidiary Equitrans, L.P. each separately received an order from the PADEP alleging, in connection with earth disturbance activities undertaken to halt the venting of natural gas from well 2244, (i) in the case of the order received by the Company, violations of Pennsylvania’s Clean Streams Law and requiring certain remedial actions and (ii) in the case of the order received by Equitrans, L.P., violations of Pennsylvania’s 2012 Oil and Gas Act, Clean Streams Law and Solid Waste Management Act and requiring certain remedial actions. On December 8, 2022, the PADEP submitted a compliance order to Equitrans, L.P. relating to certain alleged violations of law in respect of wells at the Rager Mountain natural gas storage field and the venting of natural gas, including from well 2244. The December 8, 2022 order also prohibited Equitrans, L.P. from injecting natural gas into the storage wells at the Rager Mountain facility. The Company and Equitrans, L.P. disputed aspects of the applicable orders, and on January 5, 2023, the Company and Equitrans, L.P., as applicable, appealed each of the orders to the Commonwealth of Pennsylvania Environmental Hearing Board. Additionally, the Company and Equitrans, L.P., as applicable, have received, and may continue to receive, notices of violation (NOVs) related to the incident which allege violations of various Pennsylvania statutes and regulations. Equitrans, L.P. and the PADEP entered into a Stipulation of Settlement on April 12, 2023 that, among other things, resulted in the PADEP rescinding its December 8, 2022 order and Equitrans, L.P. withdrawing its appeal of such order. Equitrans, L.P.’s and the Company's appeals of the December 7, 2022 orders remain pending. If penalties are pursued and ultimately imposed related the Rager Mountain incident, the penalties are expected to result in monetary sanctions in excess of $300,000. While the Company does not believe that penalties, if imposed, would have a material adverse impact on the Company's financial condition, results of operations or liquidity, there can be no assurance as of the filing of this Quarterly Report on Form 10-Q regarding the scope of potential (or ultimately actual) financial or other impacts to the Company as a result of the Rager Mountain incident.
Rager Mountain Storage Field PHMSA Notice of Proposed Safety Order (NOPSO). On December 29, 2022, the PHMSA issued the Company a NOPSO that includes proposed remedial requirements related to the Rager Mountain natural gas storage field incident, including, but not limited to, completing a root cause failure analysis, a remedial work plan, injection plan and review of records and procedures, an assessment of personnel training and the submittal of quarterly reports to the PHMSA. The Company is working with the PHMSA on the scope of the proposed corrective measures listed in the NOPSO and has commenced certain of the measures, including that a third party specialist firm has been engaged to undertake, and is in the process of, a root cause analysis. Additionally, the Company may not resume injection operations at the Rager Mountain facility until authorized by PHMSA. Although the Company could incur additional compliance costs as a result of a safety order or other order, the Company does not believe that such costs would have a material adverse impact on the Company's financial condition, results of operations or liquidity, however, there can be no assurance as to the outcome of the Company’s engagement with the PHMSA as to the scope of any such consent order or resultant costs.
MVP Matters
The MVP Joint Venture is currently defending certain agency actions and judicial challenges to the MVP, as well as pursuing certain authorizations (for which judicial challenges are anticipated), any of which could affect the ability to complete or operate the project, including the following:
•Sierra Club, et al. Petitioners v. State Water Control Board, et al. Respondents and Mountain Valley Pipeline, Intervenor, Docket No. 21-2425, Fourth Circuit Court of Appeals (Fourth Circuit). On December 20, 2021, the

Virginia Department of Environmental Quality (VADEQ) certified that the MVP project would satisfy Virginia’s water quality standards based on its comprehensive nine-month review of the MVP Joint Venture’s Joint Permit Application (VA 401 Permit). On December 22, 2021, the petitioners filed their petition challenging the VADEQ’s approval of the VA 401 Permit with the Fourth Circuit. On December 22, 2021, the petitioners filed a request for an administrative stay with the VADEQ which was denied on January 4, 2022. On January 4, 2022, the petitioners filed a petition with the Fourth Circuit seeking a judicial stay of the VA 401 Permit pending a decision on the merits. On February 11, 2022, the petitioners withdrew the stay petition. On May 16, 2022, the MVP Joint Venture filed a motion for random panel assignment with the Fourth Circuit, which motion was denied on June 24, 2022. Oral argument occurred on January 24, 2023 and, on March 29, 2023, the Fourth Circuit denied the petitioners’ petition for review of the VA 401 Permit. If appealed to the Supreme Court of the United States (SCOTUS) and the appeal were successful on its merits, it could result in the MVP Joint Venture's VA 401 Permit being delayed or vacated and remanded and/or additional legal proceedings, the outcome of which the Company cannot ensure, and cause a delay or further delay in the full in-service date for the MVP project (and consequent impacts related to such delay), or otherwise adverse effects.
•Sierra Club, et al. Petitioners v. West Virginia Department of Environmental Protection, et al. Respondents and Mountain Valley Pipeline, Intervenor, Docket No. 22-1008, Fourth Circuit. On December 30, 2021, the West Virginia Department of Environmental Protection (WVDEP) certified that the MVP project would satisfy West Virginia’s water quality standards based on its comprehensive nine-month review of the MVP Joint Venture’s Joint Permit Application (WV 401 Permit). On January 3, 2022, the petitioners filed their petition challenging the WVDEP’s approval of the WV 401 Permit with the Fourth Circuit. On January 4, 2022, the petitioners filed a request for an administrative stay with the WVDEP which was denied on January 11, 2022. On January 11, 2022, the petitioners filed a petition with the Fourth Circuit seeking a judicial stay of the WV 401 Permit pending a decision on the merits. The stay petition was denied by the Fourth Circuit on February 8, 2022. On May 16, 2022, the MVP Joint Venture filed a motion for random panel assignment with the Fourth Circuit, which motion was denied on June 22, 2022. Briefing was completed and oral argument before the same panel of Fourth Circuit judges as have appeared, and overruled permitting agencies, in numerous prior matters relating to the MVP Joint Venture occurred on October 25, 2022. On April 3, 2023, agreeing in part with the petitioners, the Fourth Circuit vacated the WV 401 permit, finding deficiencies in the WVDEP’s conclusion that MVP’s activities during the pipeline’s construction would not violate the state’s water quality standards. The WVDEP is reviewing the Fourth Circuit's opinion and considering next steps toward issuing a new 401 permit; there can be no assurance as to the ultimate issuance timing or any resultant impacts to the full in-service date for the MVP project or otherwise.
•Jefferson National Forest Crossing and Associated Authorizations. In a different Fourth Circuit appeal, Sierra Club, et al. v. U.S. Forest Service, et al., consolidated under Case No. 17-2399, Fourth Circuit, filed in December 2017, the Sierra Club challenged a BLM decision to grant a right-of-way to the MVP Joint Venture and a USFS decision to amend its management plan to accommodate the MVP, both of which affect the MVP's approximate 3.5-mile segment in the JNF in Virginia. On July 27, 2018, agreeing in part with the Sierra Club, the Fourth Circuit vacated the BLM and USFS decisions, finding fault with the BLM's analysis of the practicality of alternate routes and the USFS' analysis of erosion and sedimentation effects. On January 11, 2021, the MVP Joint Venture received final approval of the Record of Decision from the USFS and, on January 15, 2021, the BLM issued a new required right-of-way permit for the MVP’s 3.5-mile segment in the JNF in Virginia (the JNF Right-of-Way). On January 11, 2021, Sierra Club, et al. filed a petition with the Fourth Circuit to reverse the USFS approval of the Record of Decision and, on January 15, 2021, filed a petition with the Fourth Circuit challenging BLM’s grant of the JNF Right-of-Way. See Wild Virginia, et al. v. United States Forest Service, et al., No. 21-1039(L). On January 25, 2022, the Fourth Circuit, agreeing in part with the petitioners, vacated and remanded the Record of Decision and the JNF Right-of-Way, finding fault with (i) the USFS’ and BLM’s consideration of certain data from the U.S. Geological Survey and (ii) the USFS’ and BLM’s authorization of the use of conventional bores for stream crossings within the JNF based on a variance issued by the FERC, and, as a result of such issues, (iii) the USFS’ amendments in connection with the Record of Decision to the Jefferson Forest plan. On March 11, 2022, the MVP Joint Venture requested that the Fourth Circuit review the January 25, 2022 decision en banc, which rehearing was denied by the Fourth Circuit on March 25, 2022. The vacatur of the Record of Decision and the JNF Right-of-Way caused a delay in the then-targeted full in-service date for the MVP project (and consequent impacts relating to such delay). As discussed in “Mountain Valley Pipeline” in "Outlook" in Part I, "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q, the MVP Joint Venture has sought new authorizations relating to the JNF. On December 23, 2022, the USFS issued the draft Supplemental Environmental Impact Statement for the MVP, and on April 13, 2023, the USFS issued the final Supplemental Environmental Impact Statement. However, the Company cannot ensure whether and when any new authorizations will be received from the USFS and BLM and, if received, the result of any challenge to such authorizations.

On August 3, 2018, citing the court’s vacatur and remand in Sierra Club, et al. v. U.S. Forest Service, et al., consolidated under Case No. 17-2399, the FERC issued a stop work order for the entire pipeline pending the agency actions on remand. The FERC modified its stop work order on August 29, 2018 to allow work to continue on all but approximately 25 miles of the project (the Exclusion Zone) and made certain other limited modifications of the stop work order. On October 9, 2020, the FERC authorized construction to resume project-wide (as it had been stopped by the FERC on October 15, 2019 in relation to a separate matter), other than with respect to the Exclusion Zone, which requires additional authorization. On December 17, 2020, the FERC again modified the stop work order and authorized construction to resume in 17 miles of the Exclusion Zone. The Company cannot guarantee whether or when the FERC will act in respect of any or all of the remaining portions of the Exclusion Zone. The FERC’s October 9, 2020 and December 17, 2020 actions are the subject of challenges filed by the Sierra Club in Sierra Club, et al. v. FERC, Case No. 20-1512 (consolidated with No. 21-1040), D.C. Circuit Court of Appeals on December 22, 2020 and January 25, 2021, respectively. Briefing in Sierra Club, et al. v. FERC, Case No. 20-1512 (consolidated with No. 21-1040), D.C. Circuit Court of Appeals was completed in January 2022 and oral argument occurred on April 7, 2022 and the parties are awaiting a decision. If any of the challenges to the FERC’s October 9, 2020 and December 17, 2020 orders are successful, it could result in the FERC’s orders being vacated and/or additional agency proceedings (the outcome of which the Company cannot ensure) and cause a delay or further delay in the full in-service date for the MVP project (and consequent impacts relating to such delay), or otherwise adverse effects.
•Challenges to FERC Certificate, U.S. Court of Appeals for District of Columbia Circuit (DC Circuit). Multiple parties have sought judicial review of the FERC’s order issuing a certificate of public convenience and necessity to the MVP Joint Venture and/or the exercise by the MVP Joint Venture of eminent domain authority. On February 19, 2019, the DC Circuit issued an order rejecting multiple consolidated petitions seeking direct review of the FERC order under the Natural Gas Act of 1938, as amended (NGA) and certain challenges to the exercise by the MVP Joint Venture of eminent domain authority in Appalachian Voices, et al. v. FERC, et al., consolidated under Case No. 17-1271. No petitions for rehearing or petitions for rehearing en banc were filed by the April 5, 2019 deadline. The mandate was issued on April 17, 2019. Another group of parties filed a complaint in the U.S. District Court for the District of Columbia asserting that the FERC’s order issuing certificates is unlawful on constitutional and other grounds in Bold Alliance, et al. v. FERC, et al., Case No. 17-1822. The district court plaintiffs sought declaratory relief as well as an injunction preventing the MVP Joint Venture from developing its project or exercising eminent domain authority. In December 2017 and January 2018, the FERC and the MVP Joint Venture, respectively, moved to dismiss the petitions for lack of subject matter jurisdiction. The court granted the motion and dismissed plaintiffs’ complaint on September 28, 2018. On October 26, 2018, plaintiffs appealed the decision in Case No. 17-1822 to the DC Circuit in Bold Alliance, et al. v. FERC, et al., Case No. 18-5322. On December 3, 2018, the FERC, as appellee, filed a joint motion with the appellants to hold Case No. 18-5322 in abeyance pending completion of the appeals of the final agency orders related to the MVP certificate in consolidated Case No. 17-1271 and Atlantic Coast Pipeline’s (ACP) certificate. The MVP Joint Venture filed a motion to dismiss the case as to some of the plaintiffs. On February 15, 2019, the DC Circuit entered an order holding this appeal in abeyance pending rulings on the appeals from the ACP and MVP FERC proceedings. The ACP petitioners on November 16, 2022, filed a joint motion for voluntary dismissal of all petitions for review pertaining to ACP, except for the Bold Alliance proceeding. The court granted the motion on November 17, 2022. On January 5, 2023, the DC Circuit entered an order holding the Bold Alliance proceeding in abeyance pending further order of the court and requiring the parties to file motions to govern future proceedings within 60 days of the SCOTUS disposition of the petition for writ of certiorari in Bohon et al. v. FERC et al., discussed below.
Similarly, another group of parties filed a complaint in the U.S. District Court for the District of Columbia in Bohon et al. v. FERC et al., Case No. 20-00006, asserting that the delegation of authority to the FERC under the NGA violates the nondelegation doctrine and separation-of-powers principle of the U.S. Constitution. The MVP Joint Venture and the FERC filed motions to dismiss which were granted by the court. On July 6, 2020, the landowners filed a notice of appeal to the DC Circuit in Case No. 20-5203. On November 30, 2020, appellants asked the DC Circuit to overturn the decision of the lower court. Oral argument before the DC Circuit was scheduled for March 29, 2021, but the court cancelled and held oral argument in abeyance and directed the parties to file motions to govern future proceedings following a decision by the SCOTUS in PennEast Pipeline Co. v. New Jersey, Case No. 19-1039, which decision was published on June 29, 2021. Briefing in Bohon et al. v. FERC et al., Case No. 20-00006 on the significance of the PennEast Pipeline Co. opinion was completed on July 29, 2021. The DC Circuit issued an order on September 15, 2021 denying appellants’ motion for summary reversal of the decision of the lower court and supplemental briefing was completed as of October 6, 2021. On June 21, 2022, the DC Circuit upheld the lower court’s decision to dismiss the lawsuit. On September 15, 2022, the petitioners filed a petition for writ of certiorari with the SCOTUS. The FERC and the MVP Joint Venture filed responses to the petition in November 2022. On April 24, 2023, the SCOTUS granted the petition for certiorari, vacated the judgment, and remanded the case to the D.C. Circuit for further consideration in light of the SCOTUS’s April 14, 2023 opinion in Axon Enterprises, Inc. v. FTC.

Due to the uncertainty regarding the timing of permitting and the outcome of legal challenges facing the MVP project, on August 25, 2020, the MVP Joint Venture filed a request with the FERC for and, on October 9, 2020, the FERC granted, an extension of time to complete the MVP project for an additional two years through October 13, 2022. On December 22, 2020, a challenge to the FERC’s action to grant an extension of time to complete the MVP project was filed in the DC Circuit in Sierra Club, et al. v. FERC, Case No. 20-1512 (consolidated with No. 21-1040, DC Circuit). Briefing in Sierra Club, et al. v. FERC, Case No. 20-1512 (consolidated with No. 21-1040, D.C. Circuit), was completed in January 2022 and oral argument occurred on April 7, 2022, and the parties are awaiting a decision. Separately, on June 24, 2022, citing litigation and regulatory matters, the MVP Joint Venture filed a request with the FERC for an extension of time to complete the MVP project through October 13, 2026, which was granted on August 23, 2022. Parties filed timely requests for rehearing with the FERC regarding such approval, which were denied by the FERC on October 24, 2022 and February 17, 2023. Parties also filed a petition for review of such approval with the DC Circuit on December 23, 2022 (Case No. 22-1330). The DC Circuit put the appeal of the second extension (Case No. 22-1330) into abeyance in an order issued February 2, 2023. If any of these challenges were successful, it could result in the MVP Joint Venture’s certificate of public convenience and necessity being vacated and/or additional proceedings before the FERC, the outcome of which the Company cannot ensure, and cause a delay or further delay in the full in-service date for the MVP project (and consequent impacts related to such delay), or otherwise adverse effects.
•Appalachian Voices, et al. v. U.S. Dep’t of Interior, et al., Fourth Circuit Court of Appeals, Case No. 20-2159. In August 2019, Wild Virginia and certain other petitioners filed a petition in the Fourth Circuit in Wild Virginia et al. v. United States Department of the Interior; Case No. 19-1866, to challenge the MVP Joint Venture’s Biological Opinion and Incidental Take Statement issued by FWS which was approved in November 2017 (the Original BiOp). On October 11, 2019, the Fourth Circuit issued an order approving the petitioners’ requested stay of the Original BiOp and holding the litigation in abeyance until January 11, 2020. On October 15, 2019, the FERC issued an order requiring the MVP Joint Venture to cease all forward-construction progress (the FERC modified this order on October 9, 2020 and December 17, 2020, which the Sierra Club has appealed to the DC Circuit as discussed above under “Jefferson National Forest Crossing and Associated Authorizations”). On September 4, 2020, the FWS issued the MVP Joint Venture a new Biological Opinion and Incidental Take Statement (the 2020 BiOp) for the MVP project and the Fourth Circuit subsequently dismissed the litigation regarding the Original BiOp. On October 27, 2020, Appalachian Voices et al. filed a petition with the Fourth Circuit challenging the 2020 BiOp. On February 2, 2022, the Fourth Circuit vacated and remanded the 2020 BiOp holding, in part, that the FWS did not adequately analyze the environmental context for species at issue. On March 11, 2022, the MVP Joint Venture requested that the Fourth Circuit review the February 2, 2022 decision en banc, which rehearing was denied by the Fourth Circuit on April 1, 2022. The vacatur of the 2020 BiOp caused a delay in the then-targeted full in-service date for the MVP project (and consequent impacts relating to such delay). As discussed in “Mountain Valley Pipeline” in “Outlook” in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q, on February 28, 2023, the FWS issued a new Biological Opinion and Incidental Take Statement for the MVP project (the 2023 BiOp). The petitioners appealed the 2023 BiOp to the Fourth Circuit on April 10, 2023. (Case No. 23-1384). On April 24, 2023, the petitioners filed an administrative stay with the FWS, which stay request was denied on April 27, 2023. The petitioners filed a motion to stay the 2023 BiOp in the Fourth Circuit on April 27, 2023. The Company cannot ensure the result of the challenges to the 2023 BiOp, however, if the challenges were successful, it could result in the 2023 BiOp being stayed, vacated and/or additional proceedings (the outcome of which the Company cannot predict) and, as was the case with the vacatur of the 2020 BiOp, cause a delay or further delay in the full in-service date for the MVP project (and consequent impacts related to such delay), or otherwise adverse effects.
Item 1A. Risk Factors
The Company is subject to a variety of significant risks in addition to the matters set forth under the forward-looking statements section in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Quarterly Report on Form 10-Q. The Company has identified a number of these risk factors in Part I, Item 1A, "Risk Factors," in its Annual Report on Form 10-K for the year ended December 31, 2022, which risk factors, as modified by this Quarterly Report on Form 10-Q, are incorporated herein by reference. These risk factors should be considered carefully in evaluating the Company’s risk profile.
There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
The following table sets forth the Company's repurchases of equity securities registered under Section 12 of the Exchange Act that occurred during the three months ended March 31, 2023:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 2023 (January 1 - January 31)	152,525	$6.70	—	$—
February 2023 (February 1 - February 28)	—	—	—	—
March 2023 (March 1 - March 31)	—	—	—	—
Total	152,525	$6.70	—	$—
(a)Reflects shares withheld by the Company to pay taxes upon vesting of restricted stock.

Item 6. Exhibits

Exhibit No.	Document Description	Method of Filing
10.01*	First Amendment, dated February 20, 2023, to Amended and Restated Confidentiality, Non-Solicitation and Non-Competition Agreement, dated as of January 15, 2019, with Diana M. Charletta	Incorporated herein by reference to Exhibit 10.14(b) to Form 10-K (#001-38629) for the year ended December 31, 2022.
10.02*	First Amendment, dated as of February 20, 2023, to Amended and Restated Confidentiality, Non-Solicitation and Non-Competition Agreement, dated as of November 13, 2018, by and between Equitrans Midstream Corporation and Thomas F. Karam.	Incorporated herein by reference to Exhibit 10.15(b) to Form 10-K (#001-38629) for the year ended December 31, 2022.
10.03*	First Amendment, dated as of February 20, 2023, to Amended and Restated Confidentiality, Non-Solicitation and Non-Competition Agreement, dated as of November 13, 2018, by and between Equitrans Midstream Corporation and Kirk R. Oliver.	Incorporated herein by reference to Exhibit 10.16(b) to Form 10-K (#001-38629) for the year ended December 31, 2022.
10.04*	First Amendment, dated as of February 20, 2023, to Confidentiality, Non-Solicitation and Non-Competition Agreement, dated April 15, 2019, by and between Equitrans Midstream Corporation and Stephen M. Moore.	Incorporated herein by reference to Exhibit 10.18(b) to Form 10-K (#001-38629) for the year ended December 31, 2022.
10.05*	Confidentiality, Non-Solicitation and Non-Competition Agreement, dated as of February 20, 2023, by and between Equitrans Midstream Corporation and Brian P. Pietrandrea.	Incorporated herein by reference to Exhibit 10.20 to Form 10-K (#001-38629) for the year ended December 31, 2022.
10.06#	Fourth Amendment to Gas Gathering and Compression Agreement, dated as of January 23, 2023, by and among EQT Production Company, Rice Drilling B LLC, EQT Energy, LLC and EQM Gathering Opco, LLC.	Incorporated herein by reference to Exhibit 10.31(r) to Form 10-K (#001-38629) for the year ended December 31, 2022.
10.07#	Letter Agreement, dated as of January 23, 2023, by and among EQM Gathering Opco, LLC, EQT Corporation, EQT Production Company, Rice Drilling B LLC, and EQT Energy, LLC.	Incorporated herein by reference to Exhibit 10.31(s) to Form 10-K (#001-38629) for the year ended December 31, 2022.
10.08#	Letter Agreement, dated as of January 27, 2023, by and among EQM Gathering Opco, LLC, EQT Corporation, EQT Production Company, Rice Drilling B LLC, and EQT Energy, LLC.	Incorporated herein by reference to Exhibit 10.31(t) to Form 10-K (#001-38629) for the year ended December 31, 2022.
10.09*	Equitrans Midstream Corporation 2023 Performance Share Unit Program.	Incorporated herein by reference to Exhibit 10.47 to Form 10-K (#001-38629) for the year ended December 31, 2022.
10.10*	Form of Participant Award Agreement under 2023 Performance Share Unit Program.	Incorporated herein by reference to Exhibit 10.48 to Form 10-K (#001-38629) for the year ended December 31, 2022.
10.11*	Form of Equitrans Midstream Corporation Restricted Stock Award Agreement (2023 Awards).	Incorporated herein by reference to Exhibit 10.49 to Form 10-K (#001-38629) for the year ended December 31, 2022.
10.12*	Equitrans Midstream Corporation Second Amended and Restated Executive Short-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.50 to Form 10-K (#001-38629) for the year ended December 31, 2022.
31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith as Exhibit 31.1.
31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith as Exhibit 31.2.
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Furnished herewith as Exhibit 32.
101	Inline Interactive Data File.	Filed herewith as Exhibit 101.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith as Exhibit 104.

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

Date:  May 2, 2023