Form 10-Q
period 2023-06-30
Equitrans Midstream Corp
filed 2023-08-01
CIK 1747009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes  ☐  No  ☒
The number of shares of common stock outstanding (in thousands), as of July 31, 2023: 433,261

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
Equitrans Midstream Preferred Shares –    the Equitrans Midstream Corporation Series A Perpetual Convertible Preferred Shares, no par value.
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

Mountain Valley Pipeline, LLC (MVP Joint Venture) – a joint venture among the Company and, as applicable, affiliates of each of NextEra Energy, Inc., Consolidated Edison, Inc. (Con Edison), AltaGas Ltd. and RGC Resources, Inc. (RGC) that is constructing the MVP and the MVP Southgate (as defined below) projects.
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
Unless the context otherwise requires, a reference to a “Note” herein refers to the accompanying Notes to Consolidated Financial Statements contained in Part I, "Item 1. Financial Statements" of this Quarterly Report on Form 10-Q and all references to "we," "us," "our" and "the Company" refer to Equitrans Midstream Corporation and its subsidiaries.

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
NGA – Natural Gas Act of 1938, as amended
NYMEX – New York Mercantile Exchange
NYSE – New York Stock Exchange
SEC – United States Securities and Exchange Commission

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
EQUITRANS MIDSTREAM CORPORATION
Statements of Consolidated Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022 (a)	2023	2022 (a)
	(Thousands, except per share amounts)
Operating revenues	$318,469	$328,611	$694,806	$670,757
Operating expenses:
Operating and maintenance	45,767	32,442	88,629	65,523
Selling, general and administrative	56,932	29,009	89,554	58,726
Depreciation	70,031	67,657	139,435	134,700
Amortization of intangible assets	16,205	16,205	32,410	32,410
Total operating expenses	188,935	145,313	350,028	291,359
Operating income	129,534	183,298	344,778	379,398
Equity income (b)	23,686	39	23,808	43
Other income, net	19,809	4,148	11,707	5,659
Loss on extinguishment of debt	—	(24,937)	—	(24,937)
Net interest expense	(103,644)	(95,117)	(208,601)	(188,238)
Income before income taxes	69,385	67,431	171,692	171,925
Income tax expense (benefit)	465	2,692	(3,319)	8,293
Net income	68,920	64,739	175,011	163,632
Net income attributable to noncontrolling interest	1,675	3,948	6,084	7,723
Net income attributable to Equitrans Midstream	67,245	60,791	168,927	155,909
Preferred dividends	14,628	14,628	29,256	29,256
Net income attributable to Equitrans Midstream common shareholders	$52,617	$46,163	$139,671	$126,653

Earnings per share of common stock attributable to Equitrans Midstream common shareholders - basic	$0.12	$0.11	$0.32	$0.29
Earnings per share of common stock attributable to Equitrans Midstream common shareholders - diluted	$0.12	$0.11	$0.32	$0.29

Weighted average common shares outstanding - basic	433,961	433,333	433,834	433,326
Weighted average common shares outstanding - diluted	435,476	434,025	434,640	433,970

Statement of comprehensive income:
Net income	$68,920	$64,739	$175,011	$163,632
Other comprehensive income, net of tax:
Pension and other post-retirement benefits liability adjustment, net of tax expense of $7, $12, $14 and $24	22	34	44	68
Other comprehensive income	22	34	44	68
Comprehensive income	68,942	64,773	175,055	163,700
Less: Comprehensive income attributable to noncontrolling interest	1,675	3,948	6,084	7,723
Less: Comprehensive income attributable to preferred dividends	14,628	14,628	29,256	29,256
Comprehensive income attributable to Equitrans Midstream common shareholders	$52,639	$46,197	$139,715	$126,721

Dividends declared per common share	$0.15	$0.15	$0.30	$0.30
(a)Certain line items of the previously issued unaudited interim consolidated financial statements for the three and six months ended June 30, 2022 have been revised. See Note 1 for more information.
(b)Represents equity income from Mountain Valley Pipeline, LLC (the MVP Joint Venture). See Note 4.

The accompanying notes are an integral part of these consolidated financial statements.

EQUITRANS MIDSTREAM CORPORATION
Statements of Consolidated Cash Flows (Unaudited)

	Six Months Ended June 30,
	2023	2022 (a)
	(Thousands)
Cash flows from operating activities:
Net income	$175,011	$163,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	139,435	134,700
Amortization of intangible assets	32,410	32,410
Provision for credit losses on accounts receivable	1,258	—
Deferred income taxes	(6,457)	5,372
Equity income (b)	(23,808)	(43)
Other income, net	(11,323)	(5,410)
Loss on extinguishment of debt	—	24,937
Non-cash long-term compensation expense	26,166	8,484
Changes in other assets and liabilities:
Accounts receivable	40,862	38,760
Accounts payable	(12,474)	(339)
Accrued interest	(2,386)	(15,256)
Deferred revenue	157,783	176,206
Other assets and other liabilities	6,797	(26,481)
Net cash provided by operating activities	523,274	536,972
Cash flows from investing activities:
Capital expenditures	(171,940)	(163,139)
Capital contributions to the MVP Joint Venture	(70,533)	(111,752)
Principal payments received on the Preferred Interest	2,878	2,721
Net cash used in investing activities	(239,595)	(272,170)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	215,000	140,000
Payments on revolving credit facility borrowings	(180,000)	(224,500)
Proceeds from the issuance of long-term debt	—	1,000,000
Debt discounts, debt issuance costs and credit facility arrangement fees	(60)	(19,911)
Payment for retirement of long-term debt	(98,941)	(1,021,459)
Dividends paid to holders of Equitrans Midstream Preferred Shares	(29,256)	(29,256)
Dividends paid to common shareholders	(129,941)	(129,816)
Distributions paid to noncontrolling interest	(20,000)	—
Other items	(1,307)	—
Net cash used in financing activities	(244,505)	(284,942)

Net change in cash and cash equivalents	39,174	(20,140)
Cash and cash equivalents at beginning of period	67,898	134,661
Cash and cash equivalents at end of period	$107,072	$114,521

Cash paid during the period for:
Interest, net of amount capitalized	$208,269	$198,463
Income taxes, net	$550	$1,243
(a)Certain line items of the previously issued unaudited interim consolidated financial statements for the six months ended June 30, 2022 have been revised. See Note 1 for more information.
(b)Represents equity income from the MVP Joint Venture. See Note 4.
The accompanying notes are an integral part of these consolidated financial statements.

EQUITRANS MIDSTREAM CORPORATION
Consolidated Balance Sheets (Unaudited)

	June 30, 2023	December 31, 2022
	(Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$107,072	$67,898
Accounts receivable (net of allowance for credit losses of $4,289 and $3,031 as of June 30, 2023 and December 31, 2022, respectively)	237,630	246,887
Other current assets	71,012	74,917
Total current assets	415,714	389,702

Property, plant and equipment	9,528,396	9,365,051
Less: accumulated depreciation	(1,617,527)	(1,480,720)
Net property, plant and equipment	7,910,869	7,884,331

Investments in unconsolidated entities (a)	1,090,202	819,743
Goodwill	486,698	486,698
Net intangible assets	554,543	586,952
Other assets	268,987	278,159
Total assets	$10,727,013	$10,445,585

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$—	$98,830
Accounts payable	49,496	60,528
Capital contributions payable to the MVP Joint Venture	209,779	34,355
Accrued interest	133,376	135,762
Accrued liabilities	69,208	83,835
Total current liabilities	461,859	413,310

Long-term liabilities:
Revolving credit facility borrowings	570,000	535,000
Long-term debt	6,340,880	6,335,320
Contract liability	1,129,599	968,535
Regulatory and other long-term liabilities	124,875	112,974
Total liabilities	8,627,213	8,365,139

Mezzanine equity:
Equitrans Midstream Preferred Shares, 30,018 shares issued and outstanding as of June 30, 2023 and December 31, 2022	681,842	681,842

Shareholders' equity:
Common stock, no par value, 433,261 and 432,781 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	4,001,030	3,974,127
Retained deficit	(3,047,267)	(3,053,590)
Accumulated other comprehensive loss	(1,288)	(1,332)
Total common shareholders' equity	952,475	919,205
Noncontrolling interest	465,483	479,399
Total shareholders' equity	1,417,958	1,398,604
Total liabilities, mezzanine equity and shareholders' equity	$10,727,013	$10,445,585
(a)Represents investment in the MVP Joint Venture. See Note 4.

The accompanying notes are an integral part of these consolidated financial statements.

EQUITRANS MIDSTREAM CORPORATION
Statements of Consolidated Shareholders' Equity and Mezzanine Equity (Unaudited)

							Mezzanine
							Equity
				Accumulated			Equitrans
	Common Stock			Other			Midstream
	Shares	No	Retained	Comprehensive	Noncontrolling	Total	Preferred
	Outstanding	Par Value (a)	Deficit (a)	Loss	Interest	Equity (a)	Shares
	(Thousands, except per share amounts)
Balance at January 1, 2022	432,522	$3,955,918	$(2,464,573)	$(2,054)	$483,195	$1,972,486	$681,842
Other comprehensive income (net of tax):
Net income	—	—	80,490	—	3,775	84,265	14,628
Pension and other post-retirement benefits liability adjustment, net of tax expense of $12	—	—	—	34	—	34	—
Dividends on common shares ($0.15 per share)	—	—	(65,584)	—	—	(65,584)	—
Share-based compensation plans, net	155	4,670	—	—	—	4,670	—
Dividends paid to holders of Equitrans Midstream Preferred Shares ($0.4873 per share)	—	—	—	—	—	—	(14,628)
Balance at March 31, 2022	432,677	$3,960,588	$(2,449,667)	$(2,020)	$486,970	$1,995,871	$681,842
Other comprehensive income (net of tax):
Net income	—	—	46,163	—	3,948	50,111	14,628
Pension and other post-retirement benefits liability adjustment, net of tax expense of $12	—	—	—	34	—	34	—
Dividends on common shares ($0.15 per share)	—	—	(64,991)	—	—	(64,991)	—
Share-based compensation plans, net	104	4,470	—	—	—	4,470	—
Dividends paid to holders of Equitrans Midstream Preferred Shares ($0.4873 per share)	—	—	—	—	—	—	(14,628)
Balance at June 30, 2022	432,781	$3,965,058	$(2,468,495)	$(1,986)	$490,918	$1,985,495	$681,842

(a)Certain line items of the previously issued unaudited interim consolidated financial statements for the three and six months ended June 30, 2022 have been revised. See Note 1 for more information.

							Mezzanine
							Equity
				Accumulated			Equitrans
	Common Stock			Other			Midstream
	Shares	No	Retained	Comprehensive	Noncontrolling	Total	Preferred
	Outstanding	Par Value	Deficit	Loss	Interest	Equity	Shares
	(Thousands, except per share amounts)
Balance at January 1, 2023	432,781	$3,974,127	$(3,053,590)	$(1,332)	$479,399	$1,398,604	$681,842
Other comprehensive income (net of tax):
Net income	—	—	87,054	—	4,409	91,463	14,628
Pension and other post-retirement benefits liability adjustment, net of tax expense of $7	—	—	—	22	—	22	—
Dividends on common shares ($0.15 per share)	—	—	(65,121)	—	—	(65,121)	—
Share-based compensation plans, net	402	3,050	—	—	—	3,050	—
Distributions paid to noncontrolling interest in Eureka Midstream Holdings, LLC	—	—	—	—	(8,000)	(8,000)	—
Dividends paid to holders of Equitrans Midstream Preferred Shares ($0.4873 per share)	—	—	—	—	—	—	(14,628)
Balance at March 31, 2023	433,183	$3,977,177	$(3,031,657)	$(1,310)	$475,808	$1,420,018	$681,842
Other comprehensive income (net of tax):
Net income	—	—	52,617	—	1,675	54,292	14,628
Pension and other post-retirement benefits liability adjustment, net of tax expense of $7	—	—	—	22	—	22	—
Dividends on common shares ($0.15 per share)	—	—	(68,227)	—	—	(68,227)	—
Share-based compensation plans, net	78	23,853	—	—	—	23,853	—
Distributions paid to noncontrolling interest in Eureka Midstream Holdings, LLC	—	—	—	—	(12,000)	(12,000)	—
Dividends paid to holders of Equitrans Midstream Preferred Shares ($0.4873 per share)	—	—	—	—	—	—	(14,628)
Balance at June 30, 2023	433,261	$4,001,030	$(3,047,267)	$(1,288)	$465,483	$1,417,958	$681,842
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited consolidated financial statements include all adjustments (consisting of only normal, recurring adjustments, unless otherwise disclosed in this Quarterly Report on Form 10-Q) necessary for a fair presentation of the financial position of the Company as of June 30, 2023, the results of its operations and equity for the three and six months ended June 30, 2023 and 2022 and its cash flows for the six months ended June 30, 2023 and 2022. The consolidated balance sheet at December 31, 2022 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2022, which includes all disclosures required by GAAP.
Due to, among other things, the seasonal nature of the Company's utility customer contracts, as well as producers’ well completion activities and varying needs for fresh and produced water (which are primarily driven by horizontal lateral lengths and the number of completion stages per well), the interim statements for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
For further information, refer to the Company's consolidated financial statements and related notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, as well as Part I, "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.
Revisions of Previously Issued Financial Statements.
In the course of its 2022 year-end process, the Company identified certain corrections in its previously issued unaudited interim consolidated financial statements primarily related to the accounting for the Henry Hub cash bonus payment provision (as defined in Note 7). In accordance with Staff Accounting Bulletin (SAB) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the corrections and, based on its analysis of quantitative and qualitative factors, determined that the related impact was not material to the Company's affected unaudited interim consolidated financial statements presented within this Quarterly Report on Form 10-Q. The Company has made the appropriate revisions to its previously issued interim consolidated financial statements in order to correct the Henry Hub cash bonus payment provision, and also made other immaterial revisions to its six months ended June 30, 2022 unaudited interim consolidated financial statements. For more information, see Notes 1 and 16 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
Recently Issued Accounting Standards.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance is applicable to the calculation of each dividend following March 31, 2024 for the Equitrans Midstream Preferred Shares pursuant to the Company's Second Amended and Restated Articles of Incorporation, as well as any Company contracts that use the London Inter-Bank Offered Rate as a reference rate. In December 2022, the FASB also issued ASU 2022-06, which amended Topic 848 to defer the sunset date to apply the practical expedients until December 31, 2024. The Company adopted this standard on April 1, 2023 and it had no impact on the Company's financial statements and related disclosures.

2.    Financial Information by Business Segment
The Company reports its operations in three segments that reflect its three lines of business of Gathering, Transmission and Water, which reflects the manner in which management evaluates the business for making operating decisions and assessing performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Thousands)
Revenues from customers:
Gathering	$210,194	$225,314	$420,946	$445,104
Transmission	92,540	91,078	231,446	201,873
Water	15,735	12,219	42,414	23,780
Total operating revenues	$318,469	$328,611	$694,806	$670,757
Operating income (loss):
Gathering	$81,020	$119,564	$185,314	$233,416
Transmission	48,451	60,841	147,373	145,403
Water	530	3,120	12,903	1,195
Headquarters (a)	(467)	(227)	(812)	(616)
Total operating income	$129,534	$183,298	$344,778	$379,398

Reconciliation of operating income to net income:
Equity income (b)	$23,686	$39	$23,808	$43
Other income, net (c)	19,809	4,148	11,707	5,659
Loss on extinguishment of debt	—	(24,937)	—	(24,937)
Net interest expense	(103,644)	(95,117)	(208,601)	(188,238)
Income tax expense (benefit)	465	2,692	(3,319)	8,293
Net income	$68,920	$64,739	$175,011	$163,632
(a)Includes certain unallocated corporate expenses.
(b)Equity income is included in the Transmission segment.
(c)Includes unrealized gains on derivative instruments recorded in the Gathering segment.

	June 30, 2023	December 31, 2022
	(Thousands)
Segment assets:
Gathering	$7,597,998	$7,610,233
Transmission (a)	2,590,514	2,333,896
Water	214,005	218,680
Total operating segments	10,402,517	10,162,809
Headquarters, including cash	324,496	282,776
Total assets	$10,727,013	$10,445,585
(a)The equity method investment in the MVP Joint Venture is included in the Transmission segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Thousands)
Depreciation:
Gathering	$49,387	$48,573	$98,736	$96,828
Transmission	13,904	13,904	27,792	27,798
Water	6,511	4,804	12,374	9,321
Headquarters	229	376	533	753
Total	$70,031	$67,657	$139,435	$134,700
Capital expenditures:
Gathering (a)	$71,893	$69,189	$131,606	$122,336
Transmission (b)	14,375	6,339	23,564	10,565
Water	11,148	22,526	22,224	32,091
Headquarters	—	1	—	13
Total (c)	$97,416	$98,055	$177,394	$165,005
(a)Includes capital expenditures related to the noncontrolling interest in Eureka Midstream Holdings, LLC (Eureka Midstream) of approximately $5.0 million and $8.2 million for the three and six months ended June 30, 2023, respectively, and approximately $8.7 million and $11.7 million for the three and six months ended June 30, 2022, respectively.
(b)Transmission capital expenditures do not include aggregate capital contributions made to the MVP Joint Venture for the MVP and MVP Southgate projects of approximately $36.0 million and $70.5 million for the three and six months ended June 30, 2023, respectively, and approximately $39.2 million and $111.8 million for the three and six months ended June 30, 2022, respectively.
(c)The Company accrues capital expenditures when the work has been completed but the associated bills have not yet been paid. Accrued capital expenditures are excluded from the statements of consolidated cash flows until they are paid. The net impact of non-cash capital expenditures, including the effect of accrued capital expenditures, transfers to/from inventory as assets are completed/assigned to a project and capitalized share-based compensation costs were $(1.1) million and $(5.5) million for the three and six months ended June 30, 2023, respectively, and $(6.2) million and $(1.9) million for the three and six months ended June 30, 2022, respectively.
3.    Revenue from Contracts with Customers
For the three and six months ended June 30, 2023 and 2022, substantially all revenues recognized on the Company's statements of consolidated comprehensive income were from contracts with customers. As of June 30, 2023 and December 31, 2022, all receivables recorded on the Company's consolidated balance sheets represented performance obligations that have been satisfied and for which an unconditional right to consideration exists.

Summary of disaggregated revenues. The tables below provide disaggregated revenue information by business segment.

	Three Months Ended June 30, 2023
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues (a)	$141,737	$82,247	$9,389	$233,373
Volumetric-based fee revenues	68,457	10,293	6,346	85,096
Total operating revenues	$210,194	$92,540	$15,735	$318,469

	Three Months Ended June 30, 2022
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues (a)	$138,605	$84,675	$9,375	$232,655
Volumetric-based fee revenues	86,709	6,403	2,844	95,956
Total operating revenues	$225,314	$91,078	$12,219	$328,611

	Six Months Ended June 30, 2023
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues (a)	$281,808	$183,969	$18,764	$484,541
Volumetric-based fee revenues (b)	139,138	47,477	23,650	210,265
Total operating revenues	$420,946	$231,446	$42,414	$694,806

	Six Months Ended June 30, 2022
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues (a)	$271,202	$187,545	$15,127	$473,874
Volumetric-based fee revenues	173,902	14,328	8,653	196,883
Total operating revenues	$445,104	$201,873	$23,780	$670,757
(a) Firm reservation fee revenues associated with Gathering included MVC unbilled revenues of approximately $2.4 million and $5.7 million for the three and six months ended June 30, 2023, respectively, and $6.2 million and $8.9 million for the three and six months ended June 30, 2022, respectively.
(b) For the six months ended June 30, 2023, volumetric-based fee revenues associated with Gathering and Transmission included one-time contract buyouts by a customer for approximately $5.0 million and $23.8 million, respectively.
Contract assets. The Company's contract assets related to the Company's future MVC deficiency payments are generally expected to be collected within the next twelve months and are primarily included in other current assets in the Company's consolidated balance sheets until such time as the MVC deficiency payments are invoiced to the customer.

The following table presents changes in the Company's unbilled revenue balance:

	Six Months Ended June 30,
	2023	2022
	(Thousands)
Balance as of beginning of period	$27,493	$16,772
Revenue recognized in excess of amounts invoiced (a)	5,680	10,940
Minimum volume commitments invoiced (b)	(23,558)	(14,884)
Amortization (c)	(329)	(220)
Balance as of end of period	$9,286	$12,608
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
The following table presents changes in the Company's contract liability balances:

	Six Months Ended June 30,
	2023	2022
	(Thousands)
Balance as of beginning of period	$973,087	$822,416
Amounts recorded during the period (a)	165,011	176,743
Change in estimated variable consideration (b)	(3,392)	—
Amounts transferred during the period (c)	(3,835)	(537)
Balance as of end of period	$1,130,871	$998,622
(a)Includes deferred billed revenue during the six months ended June 30, 2023 and 2022 primarily associated with the EQT Global GGA.
(b)Change in estimated variable consideration represents the decrease in total deferred revenue due to changes in assumptions.
(c)Deferred revenues are recognized as revenue upon satisfaction of the Company's performance obligation to the customer.
Summary of remaining performance obligations. The following table summarizes the estimated transaction price allocated to the Company's remaining performance obligations under all contracts with firm reservation fees, MVCs and/or ARCs as of June 30, 2023 that the Company will invoice or transfer from contract liabilities and recognize in future periods.

	2023(a)	2024	2025	2026	2027	Thereafter	Total
	(Thousands)
Gathering firm reservation fees	$48,677	$172,708	$176,307	$166,930	$160,370	$1,707,106	$2,432,098
Gathering revenues supported by MVCs	230,638	440,716	464,165	496,478	488,261	3,172,196	5,292,454
Transmission firm reservation fees	176,820	400,788	392,544	391,489	392,679	3,139,671	4,893,991
Water revenues supported by ARCs	22,755	45,706	48,441	45,159	44,065	166,644	372,770
Total (b)	$478,890	$1,059,918	$1,081,457	$1,100,056	$1,085,375	$8,185,617	$12,991,313
(a)    July 1, 2023 through December 31, 2023.
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
Based on total projected contractual revenues, including projected contractual revenues from future capacity expected from expansion projects that are not yet fully constructed or not yet fully in-service for which the Company has executed firm contracts, the Company's firm gathering contracts and firm transmission and storage contracts had weighted average remaining terms of approximately 13 years and 12 years, respectively, as of June 30, 2023.
4.    Investment in Unconsolidated Entity
The MVP Joint Venture is constructing the Mountain Valley Pipeline (MVP), an estimated 300-mile natural gas interstate pipeline that is designed to span from northern West Virginia to southern Virginia. The Company will operate the MVP and owned a 47.3% interest in the MVP project as of June 30, 2023. On November 4, 2019, Consolidated Edison, Inc. (Con Edison) exercised an option to cap its investment in the construction of the MVP project at approximately $530 million (excluding AFUDC). On May 4, 2023, RGC Resources, Inc. (RGC) also exercised an option for the Company to fund RGC's portion of future capital contributions with respect to the MVP project, which funding the Company commenced in June 2023 and will continue through the full in-service date of the MVP. The Company and NextEra Energy, Inc. (NEE) are obligated to, and RGC prior to the exercise of its option described above had opted to, fund the shortfall in Con Edison's capital contributions, on a pro rata basis. Following RGC's exercise of its option, the Company is also funding RGC's portion of Con Edison's shortfall. Such funding by the Company in respect of the Con Edison shortfall and RGC's portion of capital contributions has and will correspondingly increase the Company's interests in the MVP project and decrease Con Edison's and RGC's respective interests, as applicable, in the MVP project. If the MVP project were to be completed in 2023 at a total project cost of approximately $6.6 billion (excluding AFUDC), the Company's equity ownership in the MVP project would progressively increase from approximately 47.3% to approximately 48.3%. The MVP Joint Venture is a variable interest entity because it has insufficient equity to finance its activities during the construction stage of the project. The Company is not the primary beneficiary of the MVP Joint Venture because the Company does not have the power to direct the activities that most significantly affect the MVP Joint Venture's economic performance. Certain business decisions, such as decisions to make distributions of cash, require a greater than 66 2/3% ownership interest approval, and no one member owns more than a 66 2/3% interest.
In April 2018, the MVP Joint Venture announced the MVP Southgate project, which is a contemplated interstate pipeline that was approved by the FERC to extend approximately 75-miles from the MVP at Pittsylvania County, Virginia to new delivery points in Rockingham and Alamance Counties, North Carolina. The Company is expected to operate the MVP Southgate pipeline and owned a 47.2% interest in the MVP Southgate project as of June 30, 2023. The MVP Joint Venture continues to evaluate the MVP Southgate project and is focused on its active negotiations with the project shipper, Dominion Energy North Carolina, and a prospective customer regarding refining the MVP Southgate project’s design, scope and/or timing for the benefit of such customers in lieu of pursuing the project as originally contemplated. Dominion Energy North Carolina’s obligations under the precedent agreement in support of the original project are subject to certain conditions, including, among others, that the MVP Joint Venture will have completed construction of the project facilities by December 31, 2023. The Company is unable to ensure the results of the negotiations between the MVP Joint Venture and Dominion Energy North Carolina and a prospective customer, including the ultimate design, scope, timing, undertaking or completion of the project.
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
In June 2023, the MVP Joint Venture issued a capital call notice for the funding of the MVP project to MVP Holdco, LLC (MVP Holdco), a wholly owned subsidiary of the Company, for $209.6 million, of which $15.5 million and $55.3 million were paid in July 2023 and August 2023, respectively, with the remaining $138.8 million expected to be paid in September 2023.
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
As of June 30, 2023, the letter of credit with respect to the MVP project was in the amount of approximately $219.7 million. On April 6, 2023, EQM’s $14.2 million letter of credit with respect to the MVP Southgate project was terminated, following the determination to temporarily defer partners’ obligations to post performance assurances with respect to the MVP Southgate project, which may be reinstated upon further developments. Upon the FERC’s initial release to begin construction of the MVP Southgate project, the Company will be obligated to deliver an allowable form of performance assurance in an amount equal to 33% of MVP Holdco’s proportionate share of the remaining capital obligations under the applicable construction budget.

On June 3, 2023, the President of the United States signed into law the Fiscal Responsibility Act of 2023 that, among other things, ratified and approved all permits and authorizations necessary for the construction and initial operation of the MVP, directed the applicable federal officials and agencies to maintain such authorizations, required the Secretary of the Army to issue not later than June 24, 2023 all permits or verifications necessary to complete construction of the MVP and allow for the MVP’s operation and maintenance, and divested courts of jurisdiction to review agency actions on approvals necessary for MVP construction and initial operation. Following enactment of the Fiscal Responsibility Act of 2023, the Fourth Circuit issued a stay halting MVP project construction in the Jefferson National Forest and a stay of the new Biological Opinion and Incidental Take Statement for the MVP project effectively halting forward construction for the entirety of the project, on July 10, 2023 and July 11, 2023, respectively. The MVP Joint Venture subsequently filed an emergency application to vacate the stays with the U.S. Supreme Court and the U.S. Supreme Court vacated the stays on July 27, 2023. Accordingly, the MVP Joint Venture recommenced forward construction.
5.     Share-based Compensation Plans

In December 2021, at the recommendation of the Human Capital and Compensation Committee (the Compensation Committee) and approval of the Company’s Board of Directors (the Board), the Company granted a special, one-time, performance award program designed to reward all employees should the Company’s most complex and strategically significant project, the MVP project, be placed in-service (the MVP PSU Program). The Company granted 1,450,110 shares to all participants in the 2018 Long-Term Incentive Plan, as amended, as of November 1, 2021 (LTIP Participants), except the Company’s named executive officers (NEOs) and certain other senior leaders (collectively, the Senior Executives), and 1,158,030 shares to the Senior Executives. The MVP PSU Program awards were granted on December 6, 2021 and will be paid in Company common stock, contingent on the MVP Joint Venture being authorized by the FERC to commence service on the MVP (such authorization, the In-Service Date) on or before a specified expiration date of January 1, 2024 (the Expiration Date, the continued applicability of which is discussed below), subject to continued service through the applicable payment date:

•As to shares issued to the LTIP Participants, 100% will be paid on the date selected by the Company that is not later than 90 days after the In-Service Date;

•As to shares issued to the Senior Executives:

•50% will be paid on the date selected by the Company that is not later than 90 days after the In-Service Date;

•25% will be paid on the date selected by the Company that is not later than 30 days after the first anniversary of the In-Service Date; and

•25% will be paid on the date selected by the Company that is not later than 30 days after the second anniversary of the In-Service Date.

Dividends are eligible to be paid in cash upon vesting on each share of common stock as dividends are declared on the Company's common stock during the vesting period.

As of June 30, 2023, the achievement of the MVP Joint Venture being authorized by the FERC to commence service on the MVP on or before the Expiration Date represented a performance condition as defined by ASC 718, Share-based Compensation, that should be assessed at the end of each reporting period as to whether the performance condition is probable of being achieved. Due to the graded vesting of the MVP PSU Program awards to the Senior Executives, the Company recognizes compensation cost over the requisite service period for each separately vested tranche of the award as though each award was, in substance, its own award. During the three months ended June 30, 2023, the performance condition associated with the MVP PSU Program awards was deemed to be probable, and therefore, the Company recognized compensation cost of approximately $16.8 million that includes the cumulative catch-up of approximately $14.1 million to reflect the requisite service period of each award that has been provided to date. As of June 30, 2023, there was approximately $7.5 million of unrecognized compensation cost related to non-vested MVP PSU Program awards that is expected to be recognized over a remaining weighted average vesting term of approximately 0.8 years.

The following table provides detailed information on the MVP PSU Program as of June 30, 2023:

MVP PSU Program	Non-vested Shares	Grant Date Fair Value (a)	Fair Value (Thousands)	Requisite Service Period	Unrecognized Compensation Cost (Thousands)
LTIP Participants	1,370,803	$9.59	$13,146	25 months	$3,109
Senior Executives T1	579,015	$9.59	5,553	25 months	1,333
Senior Executives T2	289,511	$9.59	2,776	37 months	1,351
Senior Executives T3	289,504	$9.59	2,776	49 months	1,700
(a)    Determined based upon the closing price of the Company's common stock on the day before the grant date.

As discussed further in Note 4, as well as in “Outlook” and Part II, “Item 1. Legal Proceedings” of this Quarterly Report on Form 10-Q, MVP forward construction had been halted by the Fourth Circuit implementing stays of project authorizations in July 2023. Construction resumed following the U.S. Supreme Court vacating the Fourth Circuit's stays on July 27, 2023.

In connection with considering the Company’s ongoing efforts to complete the MVP project, the Board has taken note of the significant legal and regulatory obstacles that have delayed progress on the MVP project that were outside of the control of the Company, particularly since the inception of the MVP PSU Program, the efforts undertaken by many of the Company’s employees, including the NEOs, to overcome these obstacles, and ongoing risks. The Board also is focused on and seeks to promote the Company's top priority of completing the MVP project safely and in compliance with applicable environmental standards. Taking into account these factors, the proximity of the Expiration Date, and noting the potential that the Expiration Date could distract from, or be cited by project opponents as a distraction from, a focus on safety and environmental compliance, the Board, on July 26, 2023, with the recommendation of the Compensation Committee, approved an amendment to the MVP PSU Program to eliminate the Expiration Date as a term of the MVP PSU Program and all award agreements thereunder (the Amendment).

Accordingly, the Equitrans Midstream Corporation Senior Executive 2021 MVP Performance Share Units Award Agreements to which the NEOs are parties and the Equitrans Midstream Corporation LTIP Participant 2021 MVP Performance Share Units Award Agreements have been amended to reflect the elimination of the Expiration Date, and the calculation of shares retained in the event of a participant’s termination due to death, disability or retirement also has been clarified. All other terms of the award agreements remain in full force and effect.
6.    Debt
Amended EQM Credit Facility. As of June 30, 2023, the Company had aggregate commitments available under the Amended EQM Credit Facility of approximately $2.16 billion before October 31, 2023 (the Earlier Maturity Date), with approximately $1.55 billion in aggregate commitments available on and after the Earlier Maturity Date and prior to April 30, 2025 (the Later Maturity Date). As of June 30, 2023, EQM had approximately $255 million of borrowings and $220.7 million of letters of credit outstanding under the Amended EQM Credit Facility. As of June 30, 2023, pursuant to the terms of the Amended EQM Credit Facility, EQM had the ability to borrow approximately $0.6 billion under the Amended EQM Credit Facility. The amount EQM is able to borrow under the Amended EQM Credit Facility is bounded by a maximum consolidated leverage ratio. As of December 31, 2022, EQM had approximately $240 million of borrowings and $234.9 million of letters of credit outstanding under the Amended EQM Credit Facility.
During the three and six months ended June 30, 2023, the maximum outstanding borrowings at any time were approximately $255 million and $315 million, respectively, and the average daily balances were approximately $191 million and $225 million, respectively. EQM incurred interest at weighted average annual interest rates of approximately 7.9% and 7.7% for the three and six months ended June 30, 2023, respectively. For the three and six months ended June 30, 2023, commitment fees of $2.3 million and $4.4 million, respectively, were paid to maintain credit availability under the Amended EQM Credit Facility. During the three and six months ended June 30, 2022, the maximum outstanding borrowings at any time were approximately $180 million and $280 million, respectively, and the average daily balances were approximately $126 million and $193 million, respectively. EQM incurred interest at weighted average annual interest rates of approximately 3.5% and 3.0% for the three and six months ended June 30, 2022, respectively. For the three and six months ended June 30, 2022, commitment fees of $2.0 million and $3.8 million, respectively, were paid to maintain credit availability under the Amended EQM Credit Facility. As of June 30, 2023, no term loans were outstanding under the Amended EQM Credit Facility.
Eureka Credit Facility. On May 13, 2021, Eureka Midstream, LLC (Eureka) entered into a $400 million senior secured revolving credit facility with Sumitomo Mitsui Banking Corporation, as administrative agent, the lenders party thereto from time to time and any other persons party thereto from time to time (the 2021 Eureka Credit Facility). On March 29, 2023, Eureka entered into an amendment (the Eureka Amendment) to the 2021 Eureka Credit Facility. The Eureka Amendment replaced the London Interbank Offered Rate with the Secured Overnight Financing Rate as the benchmark rate for borrowings, including a credit spread adjustment of 0.10% for all applicable interest periods, as well as for daily swing line borrowings. Any reference to the 2021 Eureka Credit Facility as of any particular date shall mean the 2021 Eureka Credit Facility as in effect on such date.
As of June 30, 2023, and December 31, 2022, Eureka had approximately $315 million and $295 million, respectively, of borrowings outstanding under the 2021 Eureka Credit Facility. For the three and six months ended June 30, 2023, the maximum amount of outstanding borrowings under the 2021 Eureka Credit Facility at any time were approximately $315 million, the average daily balances were approximately $309 million and $303 million, respectively, and Eureka incurred interest at weighted average annual interest rates of approximately 7.7% and 7.4%, respectively. For the three and six months ended June 30, 2023, commitment fees of $0.1 million and $0.2 million, respectively, were paid to maintain credit availability under the 2021 Eureka Credit Facility. For the three and six months ended June 30, 2022, the maximum amount of outstanding borrowings under the 2021 Eureka Credit Facility at any time were approximately $268 million and $280 million, respectively, the average daily balances were approximately $262 million and $269 million, respectively, and Eureka incurred interest at weighted average annual interest rates of approximately 3.5% and 3.2%, respectively. For the three and six months ended June 30, 2022, commitment fees of $0.2 million and $0.3 million, respectively, were paid to maintain credit availability under the 2021 Eureka Credit Facility.
2023 Senior Notes Redemption. On June 21, 2023 (the Redemption Date), EQM redeemed in full its remaining outstanding 4.75% Senior Notes due 2023 (the 2023 Notes) in the aggregate principal amount of $98.9 million, pursuant the Indenture, dated as of August 1, 2014, by and between EQM, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. (BNYMTC), as trustee, as supplemented by that certain Third Supplemental Indenture, dated as of June 25, 2018, by and between the EQM and BNYMTC, at a redemption price equal to 100% of the principal amount of the 2023 Notes, plus accrued and unpaid interest to, but not including, the Redemption Date. Upon the redemption by EQM of the 2023 Notes, the Third Supplemental Indenture was discharged and ceased to be of further effect except as to rights thereunder. EQM utilized cash on hand to effect payment of the redemption on the Redemption Date.
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
EQM used the net proceeds from the offering of the 2022 Senior Notes and cash on hand to purchase (i) an aggregate principal amount of approximately $501.1 million of its then outstanding 2023 Notes pursuant to a tender offer for any and all of the outstanding 2023 Notes (the Any and All Tender Offer) and an open market purchase following the expiration of the Any and All Tender Offer, and (ii) an aggregate principal amount of $300 million of its outstanding 6.00% notes due 2025 (2025 Notes), and an aggregate principal amount of $200 million of its outstanding 4.00% notes due 2024 (2024 Notes), pursuant to tender offers (the Maximum Tender Offers, together with the Any and All Tender Offer, the 2022 Tender Offers) for the 2025 Notes and 2024 Notes, which such Maximum Tender Offers reflected a maximum aggregate principal amount of 2025 Notes and 2024 Notes to be purchased of $500 million (such amount, the Aggregate Maximum Principal Amount).

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
As of June 30, 2023, EQM and Eureka were in compliance with all debt provisions and covenants.
7.    Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis. The Company records derivative instruments at fair value on a gross basis in its consolidated balance sheets. The EQT Global GGA provides for potential cash bonus payments payable by EQT to the Company during the period beginning on the first day of the calendar quarter in which the MVP full in-service date occurs through the calendar quarter ending December 31, 2024 (the Henry Hub cash bonus payment provision). The potential cash bonus payments are conditioned upon the quarterly average of certain Henry Hub natural gas prices exceeding certain price thresholds. The Henry Hub cash bonus payment provision is accounted for as a derivative instrument and recorded at its estimated fair value using a Monte Carlo simulation model. Significant inputs used in the fair value measurement include NYMEX Henry Hub natural gas futures prices as of the date of valuation, probability-weighted assumptions regarding MVP project completion, risk-free interest rates based on U.S. Treasury rates, expected volatility of NYMEX Henry Hub natural gas futures prices and an estimated credit spread of EQT. The probability-weighted assumptions regarding MVP project completion utilizing internally developed methodologies, and the expected volatility of NYMEX Henry Hub natural gas futures prices used in the valuation methodology represent significant unobservable inputs causing the Henry Hub cash bonus payment provision to be designated as a Level 3 fair value measurement. An expected average volatility of approximately 56.0% was utilized in the valuation model, which is based on market-quoted volatilities of relevant NYMEX Henry Hub natural gas forward prices.
As of June 30, 2023 the fair value of the Henry Hub cash bonus payment provision was $33.9 million, of which $29.5 million was recorded in other current assets and $4.4 million was recorded in other assets on the Company's consolidated balance sheets. As of December 31, 2022, the fair value of the Henry Hub cash bonus payment provision was $23.0 million which was recorded in other assets on the Company's consolidated balance sheets. During the three and six months ended June 30, 2023, the Company recognized gains of $19.4 million and $10.9 million, respectively, and during the three and six months ended June 30, 2022, the Company recognized gains of $3.7 million and $5.3 million, respectively, representing the change in estimated fair value of the derivative instrument during the respective periods and are recorded in other income, net in the Company's statements of consolidated comprehensive income.
Other Financial Instruments. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short maturity of the instruments. The carrying values of borrowings under the Amended EQM Credit Facility and the 2021 Eureka Credit Facility approximate fair value as the interest rates are based on prevailing market rates. As EQM's borrowings under its senior notes are not actively traded, their fair values are estimated using an income approach model that applies a discount rate based on prevailing market rates for debt with similar remaining time-to-maturity and credit risk; as such, their fair values are Level 2 fair value measurements. The fair value of the Preferred Interest is a Level 3 fair value measurement and is estimated using an income approach model that applies a market-based discount rate. As of June 30, 2023, and December 31, 2022, the estimated fair values of the Preferred Interest were approximately $92.5 million and $95.2 million, respectively, and the carrying values of the Preferred Interest were approximately $91.4 million and $94.3 million, respectively.
8.    Earnings Per Share
The Company excluded 31,125 and 32,506 (in thousands) of weighted average anti-dilutive securities related to the Equitrans Midstream Preferred Shares and stock-based compensation awards from the computation of diluted weighted average common shares outstanding for the three and six months ended June 30, 2023, respectively. The Company excluded 30,113 and 30,125 (in thousands) of weighted average anti-dilutive securities related to the Equitrans Midstream Preferred Shares and stock-based compensation awards from the computation of diluted weighted average common shares outstanding for the three and six months ended June 30, 2022, respectively.
The Company grants Equitrans Midstream phantom units to non-employee directors that will be paid in Equitrans Midstream common stock upon the director's termination of service from the Company's Board of Directors. As there are no remaining service, performance or market conditions related to these awards, 745 and 674 (in thousands) Equitrans Midstream phantom units were included in the computation of basic and diluted weighted average common shares outstanding for the three and six months ended June 30, 2023, respectively, and 588 and 615 (in thousands) Equitrans Midstream phantom units were included in the computation of basic and diluted weighted average common shares outstanding for the three and six months ended June 30, 2022, respectively.
9.     Income Taxes
The Company's effective tax rate was 0.7% for the three months ended June 30, 2023 compared to 4.0% for the three months ended June 30, 2022. The Company's effective tax rate was (1.9)% for the six months ended June 30, 2023 compared to 4.8% for the six months ended June 30, 2022. The Company calculates the provision for income taxes for interim periods by applying an estimate of the annual effective tax rate for the full fiscal year to "ordinary" income or loss (income (loss) before income taxes excluding unusual or infrequently occurring items) for the periods. The effective tax rate was lower for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 and lower compared to the statutory rate for the three and six months ended June 30, 2023 primarily due to the impact of projected AFUDC – equity on the MVP project and the impact of changes in the valuation allowance that limit tax benefits for the Company’s federal and state deferred tax assets, partially offset by state tax expense related to uncertain tax benefits. The effective tax rate for the three and six months ended June 30, 2022 was lower than the statutory rate primarily due to the impact of changes in the valuation allowances that limit tax benefits for the Company's federal and state deferred tax assets.
During the three months ended June 30, 2023, the Company determined it is more likely than not that approximately $2.6 million of tax benefits related to the deductibility of capitalized interest will not be recognized. Interest on unrecognized tax benefits was $0.2 million for the three and six months ended June 30, 2023, which was recorded as a component of income tax expense. Within the next twelve months, it is reasonably possible that the amount of unrecognized tax benefits will decrease by approximately $0.9 million due to the expiration of statutes of limitation, which is anticipated to impact the effective tax rate.
For the six months ended June 30, 2023, the Company believes that it is more likely than not that the benefit from a portion of its federal and state net operating loss (NOL) carryforwards, deferred tax assets related to interest disallowance under Internal Revenue Code Section 163(j), and certain state deferred tax assets, net of offsetting deferred tax liabilities, will not be realized and accordingly, the Company maintains related valuation allowances. For the six months ended June 30, 2023, the Company recorded approximately $39.4 million income tax benefit related to changes in valuation allowances because of decreases in federal and state deferred tax assets. As of June 30, 2023 and December 31, 2022, the valuation allowances related to federal and state deferred tax assets were approximately $117.3 million and $156.7 million, respectively.

EQUITRANS MIDSTREAM CORPORATION
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of financial condition and results of operations in conjunction with the consolidated financial statements, and the notes thereto, included elsewhere in this report.
Cautionary Statements
Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Section 27A of the Securities Act of 1933, as amended (the Securities Act). Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as "anticipate," "estimate," "could," "would," "will," "may," "assume," "aspire," "design," "potential," "focused," "forecast," "approximate," "opportunity," "objective," "expect," "project," "intend," "plan," "aim," "believe," "target," "outlook," "seek," "strive," "view," "continue," "goal," "guidance," "strategy," "scheduled," "position," "pursue," "predict," "budget" and other words of similar meaning in connection with any discussion of future operating or financial matters. Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the matters discussed in the section captioned "Outlook" in Part I, "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," and the expectations of plans, strategies, objectives, and growth and anticipated financial and operational performance of Equitrans Midstream Corporation (together with its subsidiaries, Equitrans Midstream or the Company), including the following and/or statements with respect thereto, as applicable:
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
•the effect of the Fiscal Responsibility Act of 2023 on the MVP Joint Venture's ability to complete the MVP project;
•the ability to achieve, and targeted timing for achieving, completion of the MVP project, risks related thereto, the realizability of the MVP performance award program, and the degree to which, if at all, the Amendment (as defined in Note 5) fosters the Company completing the MVP project safely and in compliance with environmental standards;
•the realizability of all or any portion of the Henry Hub cash bonus payment provision of the EQT Global GGA;
•the potential for future bipartisan support for, and the potential timing for, additional federal energy infrastructure permitting reform legislation to be enacted;
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
•the Company's ability to bring, and targeted timing for bringing, in-service the backbone of its mixed-use water system (and expansions thereto), and realize benefits therefrom in accordance with its strategy for its water services business segment;
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
•     the effects of conversion, if at all, of the Equitrans Midstream Preferred Shares;
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
•     statements regarding macroeconomic factors' effects on the Company's business, including future commodity prices and takeaway capacity constraints in the Appalachian Basin;
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

•     the Company's ability to position itself for a lower carbon economy, achieve, and create value from, its environmental, social and governance (ESG) and sustainability initiatives, targets and aspirations (including targets and aspirations set forth in its climate policy) and respond, and impacts of responding, to increasing stakeholder scrutiny in these areas;
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
The forward-looking statements included in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company has based these forward-looking statements on management's current expectations and assumptions about future events. While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, judicial, construction and other risks and uncertainties, many of which are difficult to predict and are beyond the Company's control. The risks and uncertainties that may affect the operations, performance and results of the Company's business and forward-looking statements include, but are not limited to, those set forth under Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, as updated by this Quarterly Report on Form 10-Q, as applicable.
Any forward-looking statement speaks only as of the date on which such statement is made, and the Company does not intend to correct or update any forward-looking statement, unless required by securities laws, whether as a result of new information, future events or otherwise.
Executive Overview
Net income attributable to Equitrans Midstream common shareholders was $52.6 million, $0.12 per diluted share, for the three months ended June 30, 2023 compared to $46.2 million, $0.11 per diluted share, for the three months ended June 30, 2022. The increase resulted primarily from a loss on extinguishment of debt during the three months ended June 30, 2022, higher equity income and higher other income, net, partially offset by higher operating expenses, lower operating revenues and higher interest expense.
Net income attributable to Equitrans Midstream common shareholders was $139.7 million, $0.32 per diluted share, for the six months ended June 30, 2023 compared to $126.7 million, $0.29 per diluted share, for the six months ended June 30, 2022. The increase resulted primarily from higher operating revenues, a loss on extinguishment of debt during the six months ended June 30, 2022, higher equity income and higher other income, net, partially offset by higher operating expenses and higher interest expense.
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
Business Segment Results
Operating segments are revenue-producing components of an enterprise for which separate financial information is produced internally and is subject to evaluation by the chief operating decision maker in deciding how to allocate resources. Headquarters costs consist primarily of certain unallocated corporate expenses and transaction costs, as applicable. Net interest expense, loss on extinguishment of debt, components of other income (expense), net and income tax expense (benefit) are managed on a consolidated basis. The Company has presented each segment's operating income (loss), other income (expense), net, equity income, impairment of equity method investment and various operational measures, as applicable, in the following sections. Management believes that the presentation of this information is useful to management and investors regarding the financial condition, results of operations and trends and uncertainties of its segments. The Company has reconciled each segment's operating income (loss) to the Company's consolidated operating income (loss) and net income (loss) in Note 2.

Gathering Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
	(Thousands, except per day amounts)
FINANCIAL DATA
Firm reservation fee revenues (a)	$141,737	$138,605	2.3	$281,808	$271,202	3.9
Volumetric-based fee revenues (b)	68,457	86,709	(21.0)	139,138	173,902	(20.0)
Total operating revenues	210,194	225,314	(6.7)	420,946	445,104	(5.4)
Operating expenses:
Operating and maintenance	25,136	21,703	15.8	46,532	44,116	5.5
Selling, general and administrative	38,446	19,269	99.5	57,954	38,334	51.2
Depreciation	49,387	48,573	1.7	98,736	96,828	2.0
Amortization of intangible assets	16,205	16,205	—	32,410	32,410	—
Total operating expenses	129,174	105,750	22.2	235,632	211,688	11.3
Operating income	$81,020	$119,564	(32.2)	$185,314	$233,416	(20.6)

Other income, net (c)	$19,416	$3,701	424.6	$10,922	$5,305	105.9

OPERATIONAL DATA
Gathered volumes (BBtu per day)
Firm capacity (d)	5,273	5,218	1.1	5,283	5,237	0.9
Volumetric-based services	2,147	2,654	(19.1)	2,118	2,696	(21.4)
Total gathered volumes	7,420	7,872	(5.7)	7,401	7,933	(6.7)

Capital expenditures (e)	$71,893	$69,189	3.9	$131,606	$122,336	7.6
(a)For the three and six months ended June 30, 2023, firm reservation fee revenues included approximately $2.4 million and $5.7 million, respectively, of MVC unbilled revenues. For the three and six months ended June 30, 2022, firm reservation fee revenues included approximately $6.2 million and $8.9 million, respectively, of MVC unbilled revenues.
(b)For the six months ended June 30, 2023, volumetric-based fee revenues included a one-time contract buyout by a customer for approximately $5.0 million.
(c)Other income, net includes the unrealized gain on derivative instruments associated with the Henry Hub cash bonus payment provision. See Note 7 for further information.
(d)Includes volumes up to the contractual MVC under agreements structured with MVCs. Volumes in excess of the contractual MVC are reported under volumetric-based services.
(e)Includes approximately $5.0 million and $8.2 million of capital expenditures related to the noncontrolling interest in Eureka Midstream for the three and six months ended June 30, 2023, respectively, and includes approximately $8.7 million and $11.7 million of capital expenditures related to such noncontrolling interest for the three and six months ended June 30, 2022, respectively.
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Gathering operating revenues decreased by $15.1 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Firm reservation fee revenues increased by $3.1 million due to $5.6 million of higher firm reservation fees associated with the EQT Global GGA, partially offset by lower average rates on a certain customer MVC. Volumetric-based fee revenues decreased by $18.3 million due to lower gathered volumes resulting from reduced producer activity.
Gathering operating expenses increased by $23.4 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Selling, general and administrative expenses increased by $19.2 million primarily due to higher personnel costs attributable to expenses associated with the MVP PSU Program that included a cumulative catch-up of $8.4 million since the inception of the award. Operating and maintenance expenses increased by $3.4 million primarily due to higher personnel costs.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Gathering operating revenues decreased by $24.2 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Firm reservation fee revenues increased by $10.6 million primarily due to $14.9 million of higher firm reservation fees associated with the EQT Global GGA and increased contracted capacity, partially offset by lower average rates on a certain customer MVC. Volumetric-based fee revenues decreased by $34.8 million primarily due to lower gathered volumes resulting from reduced producer activity, partially offset by a one-time contract buyout by a customer of approximately $5.0 million.
Gathering operating expenses increased by $23.9 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Selling, general and administrative expenses increased by $19.6 million primarily due to higher personnel costs attributable to expenses associated with the MVP PSU Program that included a cumulative catch-up of $8.4 million since the inception of the award. Operating and maintenance expenses increased by $2.4 million primarily due to higher property taxes and increased personnel costs. Depreciation expense increased by $1.9 million as a result of additional assets placed in-service.
See "Outlook" for discussions of the EQT Global GGA, and the transactions related thereto, including periodic gathering MVC fees declines even if MVP would not achieve full in-service. Additionally, as discussed in "Outlook," in connection with MVP full in-service the EQT Global GGA provides for more significant potential gathering MVC fees declines in certain contract years. Firm reservation fee revenues under the Company’s Hammerhead gathering agreement with EQT are expected to contribute to an increase in the Company’s firm reservation fee revenues following achievement of the Hammerhead pipeline full commercial in-service in conjunction with full MVP in-service. However, the percentage of the Company's operating revenues that are generated by firm reservation fees may vary year to year depending on various factors, including customer volumes and the rates realizable under the Company’s contracts, including the EQT Global GGA. See also "Commodity Price Risk" in Part I, "Item 3. Quantitative and Qualitative Disclosures About Market Risk" of this Quarterly Report on Form 10-Q for additional information on factors that could affect the Company's operating revenues. Also, see Note 5 for further discussion on the MVP PSU Program.

Transmission Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
	(Thousands, except per day amounts)
FINANCIAL DATA
Firm reservation fee revenues	$82,247	$84,675	(2.9)	$183,969	$187,545	(1.9)
Volumetric-based fee revenues (a)	10,293	6,403	60.8	47,477	14,328	231.4
Total operating revenues	92,540	91,078	1.6	231,446	201,873	14.6
Operating expenses:
Operating and maintenance	14,356	7,897	81.8	28,746	11,830	143.0
Selling, general and administrative	15,829	8,436	87.6	27,535	16,842	63.5
Depreciation	13,904	13,904	—	27,792	27,798	—
Total operating expenses	44,089	30,237	45.8	84,073	56,470	48.9
Operating income	$48,451	$60,841	(20.4)	$147,373	$145,403	1.4

Equity income	$23,686	$39	60,633.3	$23,808	$43	55,267.4

OPERATIONAL DATA
Transmission pipeline throughput (BBtu per day)
Firm capacity reservation	3,212	3,037	5.8	3,278	3,708	(11.6)
Volumetric-based services	26	17	52.9	15	35	(57.1)
Total transmission pipeline throughput	3,238	3,054	6.0	3,293	3,743	(12.0)

Average contracted firm transmission reservation commitments (BBtu per day)	3,542	3,793	(6.6)	3,890	4,140	(6.0)

Capital expenditures (b)	$14,375	$6,339	126.8	$23,564	$10,565	123.0
(a)For the six months ended June 30, 2023, volumetric-based fee revenues included a one-time contract buyout by a customer for approximately $23.8 million.
(b)Transmission capital expenditures do not include aggregate capital contributions made to the MVP Joint Venture for the MVP and MVP Southgate projects of approximately $36.0 million and $70.5 million for the three and six months ended June 30, 2023, respectively, and $39.2 million and $111.8 million for the three and six months ended June 30, 2022, respectively.
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Transmission operating revenues increased by $1.5 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Firm reservation fee revenues decreased by $2.4 million primarily due to lower contracted capacity payments resulting from the one-time contract buyout that occurred during the first quarter of 2023. Volumetric-based fee revenues increased $3.9 million primarily as a result of increased usage volumes.
Operating expenses increased by $13.9 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. Selling, general and administrative expenses increased $7.4 million resulting primarily from higher personnel costs due to expenses associated with the MVP PSU Program that included a cumulative catch-up of $3.2 million since the inception of the award. Operating and maintenance expense increased $6.5 million primarily due to expenses associated with the Rager Mountain natural gas storage field incident, the timing of operational efficiencies and higher personnel costs.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Transmission operating revenues increased by $29.6 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Firm reservation fee revenues decreased by $3.6 million primarily due to lower contracted capacity payments resulting from the one-time contract buyout that occurred during the first quarter of 2023, partially offset by higher average reservation rates. Volumetric-based fee revenues increased $33.2 million primarily as a result of a one-time contract buyout by a customer of approximately $23.8 million, higher average rates and higher storage activities.
Operating expenses increased by $27.6 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Operating and maintenance expense increased $16.9 million primarily due to the timing of operational efficiencies, expenses associated with the Rager Mountain natural gas storage field incident, and increased personnel costs. Selling, general and administrative expenses increased $10.7 million resulting primarily from higher personnel costs due to expenses associated with the MVP PSU Program that included a cumulative catch-up of $3.2 million since the inception of the award and an increased reserve for bad debt expense.
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
Equity income increased by $23.6 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 and $23.8 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, respectively, due to the increase in the MVP Joint Venture's AFUDC on the MVP project resulting from the resumption of growth construction activities. The Company's equity income in future periods will continue to be affected by the MVP project growth construction activities and associated AFUDC, and the timing of the completion of the MVP project, and such impact could continue to be substantial. See Note 4, "Outlook" below and Part II, "Item 1. Legal Proceedings" of this Quarterly Report on Form 10-Q for information on factors that have affected and/or, as applicable, could affect MVP project growth construction activities.

Water Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
	(Thousands, except MMgal amounts)
FINANCIAL DATA
Firm reservation fee revenues	$9,389	$9,375	0.1	$18,764	$15,127	24.0
Volumetric-based fee revenues	6,346	2,844	123.1	23,650	8,653	173.3
Total operating revenues	15,735	12,219	28.8	42,414	23,780	78.4
Operating expenses:
Operating and maintenance	6,254	2,820	121.8	13,299	9,538	39.4
Selling, general and administrative	2,440	1,475	65.4	3,838	3,726	3.0
Depreciation	6,511	4,804	35.5	12,374	9,321	32.8
Total operating expenses	15,205	9,099	67.1	29,511	22,585	30.7
Operating income	$530	$3,120	(83.0)	$12,903	$1,195	979.7

OPERATIONAL DATA
Water services volumes (MMgal)
Firm capacity reservation (a)	114	106	7.5	222	216	2.8
Volumetric-based services	168	54	211.1	519	262	98.1
Total water volumes	282	160	76.3	741	478	55.0

Capital expenditures	$11,148	$22,526	(50.5)	$22,224	$32,091	(30.7)
(a)    Includes volumes up to the contractual MVC under agreements structured with MVCs or ARCs, as applicable. Volumes in excess of the contractual MVC are reported under volumetric-based services.
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Water operating revenues increased by $3.5 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 as a result of increased volumetric-based fee revenues primarily due to higher volumes, partially offset by lower average rates.
Water operating expenses increased by $6.1 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Operating and maintenance expense increased $3.4 million due to higher mixed-use water storage expenses related to storage facilities placed in-service during the three months ended June 30, 2023, higher purchased water costs and water transfer expenses as a result of increased activity. Depreciation expense increased $1.7 million due to additional assets placed in-service, and selling, general and administrative expenses increased $1.0 million due to higher personnel costs.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Water operating revenues increased by $18.6 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Firm reservation fee revenues increased by $3.6 million primarily as a result of increased revenues associated with ARCs, partially offset by lower other third-party activity. Volumetric-based fee revenues increased by $15.0 million primarily due to higher volumes and rates.
Water operating expenses increased by $6.9 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Operating and maintenance expense increased $3.8 million due to higher water storage expenses related to storage facilities placed in-service during the six months ended June 30, 2023 and higher purchased water costs resulting from increased activity, partially offset by lower pipeline repair expenses. Depreciation expense increased by $3.1 million due to additional assets placed in-service.
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
Other Income Statement Items
Other Income, Net
Other income, net increased by $15.7 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase was primarily due to a $19.4 million unrealized gain on derivative instruments during the three months ended June 30, 2023, as compared to a $3.7 million unrealized gain on derivative instruments during the three months ended June 30, 2022, due to changes in probability-weighted assumptions regarding MVP project completion, as well as changes in NYMEX Henry Hub natural gas futures prices associated with the Henry Hub cash bonus payment provision.
Other income, net increased by $6.0 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was primarily due to a $10.9 million unrealized gain on derivative instruments during the six months ended June 30, 2023, as compared to a $5.3 million unrealized gain on derivative instruments during the six months ended June 30, 2022, due to changes in probability-weighted assumptions regarding MVP project completion, as well as changes in NYMEX Henry Hub natural gas futures prices associated with the Henry Hub cash bonus payment provision.
See also "Outlook" for a discussion of factors affecting the estimated fair value of the derivative asset attributable to the Henry Hub cash bonus payment provision that is recognized in other income, net on the Company's statements of consolidated comprehensive income.
Loss on Extinguishment of Debt
During the three and six months ended June 30, 2022, the Company incurred a loss on extinguishment of debt of approximately $24.9 million related to the 2022 Tender Offers for senior notes and open market repurchase premiums and fees, and write off of the respective unamortized discounts and financing costs associated with the purchase of portions of 2023, 2024 and 2025 Notes in such tender offers.
Net Interest Expense
Net interest expense increased by $8.5 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to interest on the senior notes issued in 2022 and increased interest rates on the revolving credit facilities, partially offset by the impact of the 2022 Tender Offers.
Net interest expense increased by $20.4 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to interest on the senior notes issued in 2022 and increased interest rates on the revolving credit facilities, partially offset by the impact of the 2022 Tender Offers.
See Note 6 for a discussion of certain of the Company's outstanding debt.
Income Tax Expense (Benefit)
See Note 9 for an explanation of the changes in income tax expense for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022.
Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest decreased by $2.3 million and $1.6 million for the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022, respectively, as a result of lower net income on Eureka Midstream.
Capital Expenditures
See "Investing Activities" and "Capital Requirements" under "Capital Resources and Liquidity" for a discussion of capital expenditures and capital contributions.
Outlook
The Company's strategically located assets overlay core acreage in the Appalachian Basin. The location of the Company's assets allows its producer customers to access major demand markets in the U.S. The Company is one of the largest natural gas gatherers in the U.S. and its largest customer, EQT, was one of the largest natural gas producers in the U.S. based on average daily sales volumes as of June 30, 2023 and EQT's public senior debt had investment grade credit ratings from Standard & Poor's Global Ratings (S&P) and Fitch Ratings (Fitch) as of that date. During the six months ended June 30, 2023, approximately 70% of the Company's operating revenues were generated from firm reservation fee revenues. Generally, the Company is focused on utilizing contract structures reflecting long-term firm capacity, MVC or ARC commitments which are intended to provide support to its cash flow profile. The percentage of the Company's operating revenues that are generated by firm reservation fees (as well as the Company's revenues generally) may vary year to year depending on various factors, including customer volumes and the rates realizable under the Company's contracts, including the EQT Global GGA which provides for periodic gathering MVC fees declines through January 1, 2028 (with the fees then remaining fixed throughout the remaining term), even if MVP would not achieve full in-service. Additionally, as discussed below, in connection with MVP full in-service the EQT Global GGA provides for more significant potential gathering MVC fees declines in certain contract years.
The Company's principal strategy is to achieve greater scale and scope, enhance the durability of its financial strength and to continue to work to position itself for a lower carbon economy, which the Company expects will drive future growth and investment. The Company is implementing its strategy by continuing to pursue its organic growth projects, including particularly the MVP given the Company’s belief that the MVP will, among other benefits, allow for greater natural gas production in the Appalachian Basin (and/or result in increased volumes flowing to the Company's gathering and transmission system), focusing on opportunities to use its existing assets to deepen and grow its customer relationships at optimized levels of capital spending and taking into account the Company's leverage, and continuing to prudently invest resources in its sustainability-oriented initiatives. The Company is also continuing to focus on maintaining and strengthening its balance sheet. Additionally, the Company also periodically evaluates strategically aligned inorganic growth opportunities (whether within its existing footprint or to extend the Company's reach into the southeast United States and to become closer to key demand markets, such as the Gulf of Mexico LNG export market).
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
•Mountain Valley Pipeline. The MVP is being constructed by a joint venture among the Company and affiliates of each of NextEra Energy, Inc. (NEE), Consolidated Edison, Inc. (Con Edison), AltaGas Ltd. and RGC Resources, Inc. (RGC). As of June 30, 2023, the Company owned an approximate 47.3% interest in the MVP project and will operate the MVP. The MVP is an estimated 300-mile, 42-inch diameter natural gas interstate pipeline with a targeted capacity of 2.0 Bcf per day that is designed to span from the Company's existing transmission and storage system in Wetzel County, West Virginia to Pittsylvania County, Virginia, which will provide access to the growing southeast demand markets. The MVP Joint Venture has secured a total of 2.0 Bcf per day of firm capacity commitments at 20-year terms. Additional shippers have expressed interest in the MVP project and the MVP Joint Venture is evaluating an expansion opportunity that could add approximately 0.5 Bcf per day of capacity through the installation of incremental compression.
In October 2017, the FERC issued the Certificate of Public Convenience and Necessity for the MVP. In the first quarter of 2018, the MVP Joint Venture received limited notice to proceed with certain construction activities from the FERC and commenced construction. However, as discussed in "The regulatory approval process for the construction of new midstream assets is very challenging, has significantly increased costs and delayed then-targeted in-service dates, and decisions by regulatory and judicial authorities in pending or potential proceedings, particularly with respect to litigation in the Fourth Circuit regarding MVP, are likely to impact our or the MVP Joint Venture's ability to obtain or maintain in effect all approvals and authorizations necessary to complete certain projects in a timely manner or at all, or our ability to achieve the expected investment returns on the projects." included in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, as well as in Part II, "Item 1. Legal Proceedings" of this Quarterly Report on Form 10-Q, the MVP project has been subject to repeated, significant delays and cost increases because of legal and regulatory setbacks, particularly in respect of litigation in the U.S. Court of Appeals for the Fourth Circuit (Fourth Circuit).
Notwithstanding such prior setbacks, the MVP Joint Venture continued to engage in pursuing the authorizations necessary under applicable law from the relevant agencies to complete the MVP project, including on February 28, 2023, the U.S. Department of the Interior’s Fish and Wildlife Service (FWS) issuing a new Biological Opinion and Incidental Take Statement (2023 BiOp) for the MVP project and in May 2023, the U.S. Forest Service and Bureau of Land Management issuing authorizations related to MVP’s segment in the Jefferson National Forest (JNF). In conjunction with the pursuit of outstanding authorizations, the Company urged the United States Congress to expeditiously pass, and for there to be enacted, federal energy infrastructure permitting reform legislation that specifically requires the completion of the MVP project.
On June 3, 2023, the President of the United States signed into law the Fiscal Responsibility Act of 2023 that, among other things, ratified and approved all permits and authorizations necessary for the construction and initial operation of the MVP, directed the applicable federal officials and agencies to maintain such authorizations, required the Secretary of the Army to issue not later than June 24, 2023 all permits or verifications necessary to complete construction of the MVP and allow for the MVP’s operation and maintenance, and divested courts of jurisdiction to review agency actions on approvals necessary for MVP construction and initial operation.
Thereafter, on June 8, 2023, the West Virginia Department of Environmental Protection issued a new Section 401 water quality certification for the MVP project, on June 23, 2023, the Huntington, Pittsburgh and Norfolk Districts of the U.S. Army Corps of Engineers issued the MVP Joint Venture an Individual Permit to effect approximately 300 water crossings utilizing open cut techniques, and, on June 28, 2023, the FERC authorized the MVP Joint Venture to resume all construction activities in all MVP project locations, including the remaining portion of the Exclusion Zone discussed in Part II, "Item 1. Legal Proceedings" of this Quarterly Report on Form 10-Q, and the MVP Joint Venture recommenced forward construction activity.
As further discussed in Part II, "Item 1. Legal Proceedings" of this Quarterly Report on Form 10-Q, project opponents continue to challenge MVP project-related authorizations. In connection with such challenges, the Fourth Circuit issued a stay halting MVP project construction in the JNF and a stay of the 2023 BiOp, effectively halting forward construction for the entirety of the MVP project, on July 10, 2023 and July 11, 2023, respectively. The MVP Joint Venture subsequently filed an emergency application to vacate the stays with the U.S. Supreme Court and the U.S. Supreme Court vacated the stays on July 27, 2023. Accordingly, the MVP Joint Venture recommenced forward construction activity, with the intention to work to complete the four to five months of remaining construction activity as promptly as practicable, with the target of year-end 2023. Should construction be completed and in service authorized by the FERC by year-end 2023, contractual obligations accordingly would commence January 1, 2024 and the Company believes that the total project cost would be approximately $6.6 billion (excluding AFUDC).
Completion of the MVP project, and the timing and cost thereof, remains subject to a variety of risks, including, among other things, construction-related risks, as have been in certain cases and may be affected by factors such as weather, crew productivity, the need to apply complex construction techniques and adhere to permit requirements, continued project opposition, including physical interference with construction, and restrictions which may be in effect on construction at varying points and locations during the construction calendar. For example, certain bores could require greater construction time than projected. Further, since the recommencement of forward construction, project opponents also have increased actions intended to disrupt the MVP Joint Venture’s operations, including protesting construction efforts and acts of vandalism. Additionally, the ability to construct in certain areas of the project in the second half of 2023, including certain remaining water crossings, may be affected by restrictions imposed to protect endangered or threatened species. See also "Expanding our business by constructing new midstream assets subjects us to construction, regulatory, environmental, political and legal uncertainties that are beyond our control." included in Part I, "Item 1A. Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2022. Further, there remains pending litigation relating to the project. For further information, see Part II, "Item 1. Legal Proceedings" of this Quarterly Report on Form 10-Q.
Adverse developments, whatever the cause, affecting the MVP project could increase project costs and/or further delay completion of the project, and adversely affect the Company.
On November 4, 2019, Con Edison exercised an option to cap its investment in the construction of the MVP project at approximately $530 million (excluding AFUDC). On May 4, 2023, RGC exercised an option for the Company to fund RGC’s portion of future capital contributions with respect to the MVP project, which funding the Company commenced in June 2023 and will continue through the full in-service date of the MVP. The Company and NEE are obligated, and RGC prior to the exercise of its option described above had opted, to fund the shortfall in Con Edison's capital contributions on a pro rata basis. Following RGC’s exercise of its option, the Company is also funding RGC’s portion of Con Edison’s shortfall. Such funding by the Company in respect of the Con Edison shortfall and RGC’s portion of capital contributions has and will correspondingly increase the Company's interests in the MVP project and decrease Con Edison's and RGC’s respective interest, as applicable, in the MVP project. If the project were to be completed in 2023 at a total project cost of approximately $6.6 billion (excluding AFUDC), the Company’s equity ownership in the MVP project would progressively increase from approximately 47.3% to approximately 48.3%.

Through June 30, 2023, the Company had funded approximately $2.8 billion to the MVP Joint Venture for the MVP project. If the MVP project were to be completed in 2023, the Company expects it would make total capital contributions to the MVP Joint Venture in 2023 of approximately $610 million to $650 million primarily related to forward construction for a total of approximately $3.4 billion over the project's construction, inclusive of approximately $180 million in excess of the Company's ownership interest.
•Wellhead Gathering Expansion Projects and Hammerhead Pipeline. During the six months ended June 30, 2023, the Company invested approximately $131.6 million in gathering projects (inclusive of capital expenditures related to the noncontrolling interest in Eureka Midstream). For 2023, the Company expects to invest approximately $255 million to $295 million in gathering projects (inclusive of expected capital expenditures of approximately $15 million related to the noncontrolling interest in Eureka Midstream). The primary projects include infrastructure expansion and optimization in core development areas in the Marcellus and Utica Shales in southwestern Pennsylvania, southeastern Ohio and northern West Virginia for EQT, Range Resources Corporation (Range Resources) and other producers. The Company has seen and expects that it will continue to see the benefits of return-to-pad drilling and system integrations in 2023, and accordingly, continues to estimate gathering capital expenditures required to maintain flat gathered volumes in a given year would be approximately $200 million for 2023.
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
The Company also has an agreement with a producer customer to install approximately 32,000 horsepower booster compression to existing facilities. The project is backed by a long-term commitment and is targeted to be in-service in mid-2024. The Company expects to invest approximately $60 million, with a majority of the capital spend in 2023, which is reflected within the range of 2023 investments for gathering projects noted above, and 2024.
•Transmission Projects and Equitrans Expansion Project. During the six months ended June 30, 2023, the Company invested approximately $23.6 million in transmission projects. For 2023, the Company expects to invest approximately $80 million to $90 million in transmission projects. This includes an estimate of $5 million to $10 million of capital expenditures related to the Rager Mountain natural gas storage field incident based on current information (however, such estimate is not an estimate of all potential capital expenditures from the incident as some items are not able to be estimated as of the filing of this Quarterly Report on Form 10-Q). The $80 million to $90 million of expected investment in transmission projects also includes capital expenditures expected for 2023 associated with the Company's Ohio Valley Connector expansion project (OVCX). OVCX will increase deliverability on the Company's existing Ohio Valley Connector pipeline (OVC) by approximately 350 MMcf per day, create new receipt and delivery transportation paths, and enhance long-term reliability. The project is supported by new long-term firm capacity commitments of 330 MMcf per day, as well as an extension of approximately 1.0 Bcf per day of existing contracted mainline capacity for EQT. OVCX is designed to meet growing demand in key markets in the mid-continent and gulf coast through existing interconnects with long-haul pipelines in Clarington, Ohio. On July 7, 2022, the FERC issued a Notice of Intent to Prepare an Environmental Impact Statement for OVCX, and on January 20, 2023 issued the Final Environmental Impact Statement for the project. On June 15, 2023, the FERC issued the Certificate of Public Convenience and Necessity for OVCX and on July 27, 2023, the U.S. Army Corps of Engineers issued the last outstanding approval to the project. On July 31, 2023, the FERC issued the Notice to Proceed and the Company expects to commence construction imminently. The Company is targeting the incremental capacity to be in-service during the first half of 2024. The Company expects to invest approximately $160 million in the project. The project, as well as the Company's recent successful open season for the available transmission capacity that was the subject of the one-time transmission customer's contract buyout during the first quarter of 2023, is consistent with the Company's ongoing efforts to optimize existing assets and achieve capital efficiency.
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
•MVP Southgate Project. In April 2018, the MVP Joint Venture announced the MVP Southgate project, which is a contemplated interstate pipeline that was approved by the FERC to extend approximately 75 miles from the MVP at

Pittsylvania County, Virginia to new delivery points in Rockingham and Alamance Counties, North Carolina. The Company is expected to operate the MVP Southgate project and owned a 47.2% interest in the MVP Southgate project as of June 30, 2023. The MVP Southgate project, as originally designed, was estimated to cost a total of approximately $450 million to $500 million, a portion of which the Company expected to fund.
The MVP Joint Venture submitted the MVP Southgate certificate application to the FERC in November 2018. In June 2020, the FERC issued the Certificate of Public Convenience and Necessity (MVP Southgate Certificate) for the MVP Southgate; however, the FERC, while authorizing the project, directed the Office of Energy Projects not to issue a notice to proceed with construction until necessary federal permits are received for the MVP project and the Director of the Office of Energy Projects lifts the stop work order and authorizes the MVP Joint Venture to continue constructing the MVP project. The FERC conditioned its authorization on the MVP Southgate project being built and made available for service by June 18, 2023. On June 15, 2023, the MVP Joint Venture filed a request with the FERC for an extension of time to June 18, 2026 to complete the MVP Southgate. The public comment period in respect of such request ended July 24, 2023, with various parties commenting on the request, and the request is pending. In addition, there have been certain other litigation and regulatory-related delays affecting completion of the MVP Southgate project, including on August 11, 2020, the North Carolina Department of Environmental Quality denied the MVP Southgate project's application for a Clean Water Act Section 401 Individual Water Quality Certification and Jordan Lake Riparian Buffer Authorization due to uncertainty surrounding the completion of the MVP project, which denial was reissued in April 2021 following an appellate proceeding. On December 3, 2021, the Virginia State Air Pollution Control Board denied the permit for the MVP Southgate project’s Lambert compressor station, which decision the MVP Joint Venture initially appealed before withdrawing its request to review the denial.
The MVP Joint Venture continues to evaluate the MVP Southgate project and is focused on its active negotiations with Dominion Energy North Carolina and a prospective customer regarding refining the MVP Southgate project’s design, scope and/or timing for the benefit of such customers in lieu of pursuing the project as originally contemplated. Dominion Energy North Carolina’s obligations under the precedent agreement in support of the original project are subject to certain conditions, including, among others, that the MVP Joint Venture will have completed construction of the project facilities by December 31, 2023. The Company is unable to ensure the results of the negotiations between the MVP Joint Venture and Dominion Energy North Carolina and the other prospective customer, including the ultimate design, scope, timing, undertaking or completion of the project.
•Water Operations. During the six months ended June 30, 2023, the Company invested approximately $22.2 million in its water infrastructure, primarily to continue to construct the initial mixed-use water system buildout. The Company placed portions of the initial mixed-use water system in service during 2022 and its second above ground water storage facility into service in July 2023, which brings its total water storage capacity to 350,000 barrels. The backbone of the mixed-use water system is expected to be substantially completed in 2023. In May 2023, the Company executed an agreement with a producer customer to provide fresh and mixed use water delivery service. The Company expects to invest approximately $30 million, primarily across 2023 and 2024, to complete the project build out. The 10-year agreement is backed by a minimum volume commitment. For 2023, the Company expects to invest approximately $45 million, primarily related to the continued construction of its mixed-use water system buildout.
See further discussion of capital expenditures in the "Capital Requirements" section below.
EQT Global GGA. On February 26, 2020 (the EQT Global GGA Effective Date), the Company entered into a Gas Gathering and Compression Agreement (as subsequently amended, the EQT Global GGA) with EQT and certain affiliates of EQT for the provision by the Company of certain gas gathering services to EQT in the Marcellus and Utica Shales of Pennsylvania and West Virginia. The EQT Global GGA is intended to, among other things, incentivize combo and return-to-pad drilling by EQT. Pursuant to the EQT Global GGA, EQT is subject to an initial annual MVC of 3.0 Bcf per day that gradually steps up to 4.0 Bcf per day through December 2031 following the full in-service date of the MVP (should it be placed in-service) and the dedication of a substantial majority of EQT's core acreage in southwestern Pennsylvania and West Virginia. The EQT Global GGA runs from the EQT Global GGA Effective Date through December 31, 2035, and will renew annually thereafter unless terminated by EQT or the Company pursuant to its terms. Pursuant to the EQT Global GGA, the Company has certain obligations to build connections to connect EQT wells to its gathering system, which are subject to limitations, including geographical in relation to the dedicated area, as well as the distance of such connections to the Company's then-existing gathering system, which have provided and could further provide capital efficiencies to EQM. In addition to the fees related to gathering services, the EQT Global GGA provides for potential cash bonus payments payable by EQT to the Company during the period beginning on the first day of the calendar quarter in which the MVP full in-service date occurs through the calendar quarter ending December 31, 2024 (the Henry Hub cash bonus payment provision). The potential cash bonus payments are conditioned upon the quarterly average of certain Henry Hub natural gas prices exceeding certain price thresholds.

Under the EQT Global GGA, the performance obligation is to provide daily MVC capacity and as such the total consideration is allocated proportionally to the daily MVC over the life of the contract. In periods that the gathering MVC revenue billed will exceed the allocated consideration, the excess will be deferred to the contract liability and recognized in revenue when the performance obligation has been satisfied. While the 3.0 Bcf per day MVC capacity became effective on April 1, 2020, additional daily MVC capacity and the associated gathering MVC fees payable by EQT to the Company as set forth in the EQT Global GGA are conditioned upon the full in-service date of the MVP. The performance obligation, the allocation of the total consideration over the life of the contract and the gathering MVC fees payable by EQT under the contract have been in the past, and in the future could be, affected by changes in the potential timing of the full in-service date of the MVP.
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
Based on the Henry Hub natural gas forward strip prices as of July 28, 2023 and the terms of the Henry Hub cash bonus payment provision, any further delays in the full in-service date for the MVP project and, if applicable, corresponding changes to probability-weighted assumptions regarding the project completion could decrease the estimated fair value of the derivative asset attributable to the Henry Hub cash bonus payment provision, and such decrease may be substantial and ultimately be reduced to zero. For a discussion of the potential effect of hypothetical changes to the NYMEX Henry Hub natural gas future prices on the estimated fair value of the derivative asset attributable to the Henry Hub cash bonus payment provision, see "Commodity Price Risk" in Part I, "Item 3. Quantitative and Qualitative Disclosures About Market Risk" of this Quarterly Report on Form 10-Q. Changes in estimated fair value are recognized in other income, net, on the Company’s statements of consolidated comprehensive income.
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
For a discussion of the Company's commercial relationship with EQT and related considerations, including risk factors, see Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. For further discussion on litigation and regulatory challenges affecting the MVP project, along with construction risks, see "Outlook" above and Part II, "Item 1. Legal Proceedings" of this Quarterly Report on Form 10-Q, as applicable.
Potential Future Impairments. The accounting estimates related to impairments are susceptible to change, including estimating fair value which requires considerable judgment. For goodwill, management’s estimate of a reporting unit’s future financial results is sensitive to changes in assumptions, such as changes in stock prices, weighted-average cost of capital, terminal growth rates and industry multiples. Similarly, cash flow estimates utilized for purposes of evaluating long-lived assets and equity method investment (such as in the MVP Joint Venture) require the Company to make projections and assumptions for many years into the future for pricing, demand, competition, operating costs, commencement (or recommencement, as applicable) of operations and timing thereof (if at all), resolution of relevant legal and regulatory matters, and other factors. The Company evaluates long-lived assets and equity method investments for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable (meaning, in the case of its equity method investment, that such investment has suffered other-than-temporary declines in value under ASC 323). The Company believes the estimates and assumptions used in estimating its reporting units’, its long-lived assets' and its equity method investment's fair values are reasonable and appropriate as of June 30, 2023; however, assumptions and estimates are inherently subject to significant business, economic, competitive, regulatory, judicial and other risks that could materially affect the calculated fair values and the resulting conclusions regarding impairments, which could materially affect the Company’s results of operations and financial position. Additionally, actual results could differ from these estimates and assumptions may not be realized. When estimating the fair value of its equity method investment, the Company utilizes an income approach under which significant judgments and assumptions, including the discount rate and probability-weighted scenarios, are sensitive to change. The Company also continues to evaluate and monitor the ongoing legal and regulatory matters affecting the MVP project, as further described in Part II, “Item 1. Legal Proceedings” of this Quarterly Report on Form 10-Q, and the MVP Southgate project. Future delayed developments with respect to such matters or other adverse developments, as well as potential macroeconomic factors, including other than temporary market fluctuations, changes in interest rates, cost increases and other unanticipated events, could require that the Company further modify assumptions reflected in the probability-weighted scenarios of discounted future net cash flows (including with respect to the probability of success) utilized to estimate the fair value of its equity method investment in the MVP Joint Venture, which could result in an other-than-temporary decline in value, resulting in an incremental impairment of that investment. While macroeconomic factors in and of themselves may not be a direct indicator of impairment, should an impairment indicator be identified in the future, macroeconomic factors such as changes in interest rates could ultimately impact the size and scope of any potential impairment. The Company cannot predict the likelihood or magnitude of any future impairment. See “Impairments of our assets, including property, plant, and equipment, intangible assets, goodwill and our equity method investment in the MVP Joint Venture, previously have significantly reduced our earnings, and additional impairments could further reduce our earnings.” included in Part I, “Item 1A. Risk Factors" and the Company's discussion of "Critical Accounting Estimates" included in "Outlook" in Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," each in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
For a discussion of capital expenditures, see "Capital Requirements" under "Capital Resources and Liquidity" below.
Capital Resources and Liquidity
The Company's liquidity requirements are to finance its operations, its capital expenditures, potential acquisitions and other strategic transactions and capital contributions to joint ventures, including the MVP Joint Venture, to pay cash dividends and distributions, when declared, and to satisfy any indebtedness obligations. Additionally, the Company or its affiliates may, at any time and from time to time, seek to retire or purchase outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as the Company may determine, and will depend on prevailing market conditions, the Company's other liquidity requirements, contractual restrictions and other factors and the amounts involved may be material. The Company's ability to meet these liquidity requirements depends on the Company's cash flow from operations, the continued ability of the Company to borrow under its subsidiaries' credit facilities and the Company's ability to raise capital in banking and capital markets. We believe that our cash on hand and future cash generated from operations, together with available borrowing capacity under our subsidiaries' credit facilities and our access to banking and capital markets, will provide adequate resources to fund our short-term and long-term capital, operating and financing needs. However, cash flow and capital raising activities may be affected by prevailing economic conditions in the natural gas industry and other financial and business factors, including factors discussed in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (such as those market forces discussed in “Our business is subject to climate change-related transitional risks (including evolving climate-focused regulation and climate change-driven trends emphasizing financing non-fossil fuel businesses and prompting pursuit of emissions reductions, lower-carbon technologies and alternative forms of energy) and physical risks that could significantly increase our operating expenses and capital costs, adversely affect our customers’ development plans, and reduce demand for our products and services."), some of which are beyond the Company's control. The Company's available sources of liquidity include cash from operations, cash on hand, borrowings under its subsidiaries' revolving credit facilities, issuances of additional debt and issuances of additional equity securities. As of June 30, 2023, pursuant to the terms of the Amended EQM Credit Facility, EQM had the ability to borrow approximately $0.6 billion under the Amended EQM Credit Facility. The amount the Company is able to borrow under the Amended EQM Credit Facility is bounded by a maximum consolidated leverage ratio. See Note 6 for further information regarding the Amended EQM Credit Facility. See also "Our subsidiaries’ significant indebtedness, and any future indebtedness, as well as the restrictions under our subsidiaries’ debt agreements, could adversely affect our operating flexibility, business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders." included in Part I, "Item 1A. Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
See “Security Ratings” below for a discussion of EQM’s credit ratings during 2023. Based on EQM's credit rating levels, EQM has delivered credit support to the MVP Joint Venture in the form of a letter of credit, which is for the MVP project, and was in the amount of approximately $219.7 million as of June 30, 2023, which is subject to adjustment based on the applicable construction budget. See Note 4 for further information. See "A further downgrade of EQM’s credit ratings, which are determined by independent third parties, could impact our liquidity, access to capital, and costs of doing business." included in Part I, "Item 1A. Risk Factors" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The following table is a summary of the cash flows by activity for the six months ended June 30, 2023 and 2022, respectively.

	Six Months Ended June 30,
	2023	2022
	(Thousands)
Cash flows
Net cash provided by operating activities	$523,274	$536,972
Net cash used in investing activities	(239,595)	(272,170)
Net cash used in financing activities	(244,505)	(284,942)
Net increase (decrease) in cash and cash equivalents	$39,174	$(20,140)
Operating Activities
Net cash flows provided by operating activities decreased approximately $13.7 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The decrease was primarily driven by higher interest payments and the timing of other working capital receipts and payments.
Investing Activities
Net cash flows used in investing activities decreased by approximately $32.6 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The decrease was primarily due to a decrease in capital contributions to the MVP Joint Venture, partially offset by an increase in capital expenditures spending on various wellhead gathering and transmission expansion projects. As construction of the MVP project recommences, through completion of the project, the Company expects higher investing cash outflows as a result of higher increased capital contributions to the MVP Joint Venture. See “Capital Requirements” below for a discussion of forecasted 2023 capital expenditures and capital contributions to the MVP Joint Venture.
Financing Activities
Net cash flows used in financing activities decreased by $40.4 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. For the six months ended June 30, 2023, the primary uses of financing cash flows were the payments of dividends to shareholders, repayments on borrowings under the revolving credit facilities, the redemption of the 2023 Notes and distributions paid to noncontrolling interest, while the primary source of financing cash flows were borrowings under the revolving credit facilities. For the six months ended June 30, 2022, the primary uses of financing cash flows were the purchase of certain tranches of EQM's outstanding long-term indebtedness pursuant to the 2022 Tender Offers and an open market purchase, repayments on borrowings under the revolving credit facilities, and the payments of dividends to shareholders, while the primary source of financing cash flows were the issuance of the 2022 Senior Notes and borrowings under the revolving credit facilities. As construction of the MVP project recommences, through the completion of the project, the Company expects higher financing cash flows as a result of higher borrowings under its Amended EQM Credit Facility.
Capital Requirements
The gathering, transmission and storage and water services businesses are capital intensive, requiring significant investment to develop new facilities and to maintain and upgrade existing operations.
Capital expenditures in 2023 are expected to be approximately $380 million to $430 million (including approximately $15 million attributable to the noncontrolling interest in Eureka Midstream). The Company expects to make total capital contributions to the MVP Joint Venture in 2023 of approximately $610 million to $650 million primarily related to forward construction of the MVP project. Capital contributions payable to the MVP Joint Venture are accrued upon the issuance of a capital call by the MVP Joint Venture. The Company's short-term and long-term capital investments may vary significantly from period to period based on the available investment opportunities, the timing of the construction of the MVP and other projects, and maintenance needs. The Company expects to fund short-term and long-term capital expenditures and capital contributions primarily through cash on hand, cash generated from operations, available borrowings under its subsidiaries' credit facilities and its access to banking and capital markets.
Credit Facility Borrowings
See Note 6 for a discussion of the Amended EQM Credit Facility and the 2021 Eureka Credit Facility.
Security Ratings

The table below sets forth the credit ratings for EQM's debt instruments at June 30, 2023.

EQM Senior Notes
Rating Service	Rating	Outlook
Moody's	Ba3	Stable
S&P	BB-	Negative
Fitch	BB	N/A

On June 6, 2023, Fitch placed EQM's credit rating on Rating Watch Positive following the signing of the Fiscal Responsibility Act of 2023. Prior to this action, EQM's credit rating was BB with a negative outlook from Fitch. EQM's credit ratings are subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. The Company cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a credit rating agency if, in its judgment, circumstances so warrant. If any credit rating agency downgrades or withdraws EQM's ratings, including for reasons relating to the MVP project (such as delays affecting the MVP project or increases in such project’s targeted costs), EQM’s leverage or credit ratings of the Company's customers, the Company's access to the capital markets could become more challenging, borrowing costs will likely increase, the Company may, depending on contractual provisions in effect at such time, be required to provide additional credit assurances (the amount of which may be substantial) and the potential pool of investors and funding sources may decrease. In order to be considered investment grade, a company must be rated Baa3 or higher by Moody's, BBB- or higher by S&P, or BBB- or higher by Fitch. All of EQM's credit ratings are considered non-investment grade.
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
Dividends
On July 26, 2023, the Company's Board of Directors declared cash dividends for the second quarter of 2023 of $0.15 per common share and $0.4873 per Equitrans Midstream Preferred Share to shareholders of record at the close of business on August 4, 2023.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Except for the Interest Rate Risk and Commodity Price Risk described below, information about market risks for the six months ended June 30, 2023, does not differ materially from that discussed under Part II, "Item 7A." of the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
Interest Rate Risk. Changes in interest rates affect the amount of interest the Company earns on cash, cash equivalents and short-term investments and the interest rates EQM and Eureka pay on borrowings under their respective revolving credit facilities. The Amended EQM Credit Facility and the 2021 Eureka Credit Facility provide for variable interest rates and thus expose the Company, through EQM and Eureka, to fluctuations in market interest rates. In addition, EQM's interest rates under the Amended EQM Credit Facility are impacted by changes in EQM's credit ratings (which changes may be caused by factors outside of EQM's control). Eureka's interest rates under the 2021 Eureka Credit Facility are impacted by changes in Eureka's Consolidated Leverage Ratio (as defined in the 2021 Eureka Credit Facility) which may fluctuate based on Eureka Midstream's distributions to its members, liquidity needs or operating results. Accordingly, if interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Based on commitments as of the Earlier Maturity Date (as defined in Note 6) and assuming all loans are fully drawn, each quarter point change in interest rates would result in a change of approximately $5.4 million in annual interest expense on indebtedness under the Amended EQM Credit Facility. Assuming all loans are fully drawn, each quarter point change in interest rates would result in a change of approximately $1.0 million in annual interest expense on indebtedness under the 2021 Eureka Credit Facility. Further, regarding the dividend payable on Equitrans Midstream Preferred Shares after March 31, 2024, in accordance with the Adjustable Interest Rate (LIBOR) Act (the LIBOR Act), and the rules implementing the LIBOR Act, three-month CME Term SOFR, administered by CME Group Benchmark Administration, Ltd., plus a tenor spread adjustment of 0.26161% per annum, replaced, by operation of law, the three-month London Interbank Offered Rate (LIBOR) to calculate dividends payable on the Series A Preferred Stock for each fiscal quarter ending after March 31, 2024. Fluctuations in three-month CME Term SOFR may affect such dividend (which will not be less than 10.50% under the Company's Second Amended and Restated Articles of Incorporation), which could affect, among other things, the amount of cash the Company has available to make quarterly cash dividends to its shareholders. EQM's senior notes are fixed rate and thus do not expose the Company to fluctuations in market interest rates. Changes in interest rates do affect the fair value of EQM's fixed rate debt. See Note 6 and 7 to the consolidated financial statements for discussions of borrowings and fair value measurements, respectively. EQM and Eureka may from time to time hedge the interest on portions of borrowings under the revolving credit facilities, as applicable, in order to manage risks associated with floating interest rates. However, the Company may not maintain hedges with respect to all of its variable rate indebtedness, and any hedges it enters into may not fully mitigate its interest rate risk.
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
As of July 28, 2023, the natural gas forward price strip reflected significantly lower Henry Hub and Appalachian Basin natural gas prices for the remainder of 2023 relative to prices in the fourth quarter of 2022. Lower natural gas prices, particularly in the Appalachian region, have in the past caused, and may in the future cause, producers such as EQT to determine to take actions to slow production growth and/or maintain flat or reduce production, which when effected by our producer customers limits growth in or reduces the demand for, and usage of, our services. For instance, in certain periods of low natural gas prices prior to 2023, temporary production curtailments resulted in a decrease in our volumetric-based gathering fee revenues. Based on such forward price strip, the Company perceives risk that EQT and/or other producers could curtail production in 2023, which, depending on the nature and duration of any such curtailment, could have a significant negative effect on the demand for our services, our volumetric-based fee revenue, and therefore our results of operations. See also “Decreases or a lack of growth in production of natural gas in our areas of operation, whether as a result of regional takeaway constraints, producer corporate capital allocation strategies, lower regional natural gas prices, natural well decline, and/or other factors, have adversely affected, and in the future could adversely affect, our business and operating results and reduce our cash available to pay cash dividends to our shareholders.”, "The lack of diversification of our assets and geographic locations could adversely affect us." and “We generate a substantial majority of our revenues from EQT. Therefore, we are subject to the business and liquidity risks of EQT, and any decrease in EQT's drilling or completion activity (or significant production curtailments) or a shift in such activity away from our assets could adversely affect our business and operating results. Various factors have affected and may further affect our ability to realize the benefits associated with the EQT Global GGA at the time of its execution.”, each included in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
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
Many of the Company’s customers, including EQT, have entered into long-term firm reservation gathering, transmission and water services contracts or contracts with MVCs or ARCs, as applicable, on the Company's systems and approximately 70% of the Company's operating revenues for the six months ended June 30, 2023 was generated by firm reservation fee revenues. The Company believes that such contract structure is advantageous to its overall business, although significant declines in gas production in the Company's areas of operations would likely adversely affect the Company's results of operations, financial condition and liquidity as approximately 30% of the Company’s operating revenues for the six months ended June 30, 2023 was generated by volumetric-based fee revenues. See "Our exposure to direct commodity price risk may increase in the future and NYMEX Henry Hub futures prices affect the fair value, and may affect the realizability, of potential cash payments to us by EQT pursuant to the EQT Global GGA." and “We generate a substantial majority of our revenues from EQT. Therefore, we are subject to business and liquidity risks of EQT, and any decrease in EQT’s drilling or completion activity (or significant production curtailments) or a shift in such activity away from our assets could adversely affect our business and operating results. Various factors have affected and may further affect our ability to realize the benefits associated with the EQT Global GGA at the time of its execution." included in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
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
The fair value of the Company’s derivative instruments is, in part, determined by estimates of the NYMEX Henry Hub natural gas forward price curve. A hypothetical 10% increase in NYMEX Henry Hub natural gas futures prices would increase the valuation of the Company’s derivative instruments by approximately $3.7 million, while a hypothetical 10% decrease in NYMEX Henry Hub natural gas futures prices would decrease the valuation of the Company’s derivative instruments by approximately $4.3 million. This fair value change assumes volatility based on prevailing market parameters at June 30, 2023. See Note 7 and "Outlook" in Part I, "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q for a discussion of the Henry Hub cash bonus payment provision.
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
Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the second quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Environmental Proceedings
Rager Mountain Storage Field. On November 6, 2022, the Company became aware of natural gas venting from one of the storage wells, well 2244, at Equitrans, L.P.’s Rager Mountain natural gas storage facility (Rager Mountain facility), located in Jackson Township, a remote section of Cambria County, Pennsylvania. The venting of natural gas from well 2244 was halted on November 19, 2022. The Pennsylvania Department of Environmental Protection (PADEP), the United States Pipeline and Hazardous Materials Safety Administration (PHMSA) and other investigators are continuing to conduct civil and criminal investigations of the incident and the Company is cooperating in such investigations. On December 7, 2022, the Company and its subsidiary Equitrans, L.P. each separately received an order from the PADEP alleging, in connection with earth disturbance activities undertaken to halt the venting of natural gas from well 2244, (i) in the case of the order received by the Company, violations of Pennsylvania’s Clean Streams Law and requiring certain remedial actions and (ii) in the case of the order received by Equitrans, L.P., violations of Pennsylvania’s 2012 Oil and Gas Act, Clean Streams Law and Solid Waste Management Act and requiring certain remedial actions. On December 8, 2022, the PADEP submitted a compliance order to Equitrans, L.P. relating to certain alleged violations of law in respect of wells at the Rager Mountain natural gas storage field and the venting of natural gas, including from well 2244. The December 8, 2022 order also prohibited Equitrans, L.P. from injecting natural gas into the storage wells at the Rager Mountain facility. The Company and Equitrans, L.P. disputed aspects of the applicable orders, and on January 5, 2023, the Company and Equitrans, L.P., as applicable, appealed each of the orders to the Commonwealth of Pennsylvania Environmental Hearing Board. Additionally, the Company and Equitrans, L.P., as applicable, have received, and may continue to receive, notices of violation (NOVs) related to the incident which allege violations of various Pennsylvania statutes and regulations. Equitrans, L.P. and the PADEP entered into a Stipulation of Settlement on April 12, 2023 that, among other things, resulted in the PADEP rescinding its December 8, 2022 order and Equitrans, L.P. withdrawing its appeal of such order. Equitrans, L.P.’s and the Company's appeals of the December 7, 2022 orders remain pending and negotiations regarding a potential Consent Order with respect to the NOVs remain ongoing.
On December 29, 2022, the PHMSA issued the Company a Notice of Proposed Safety Order that included proposed remedial requirements related to the Rager Mountain natural gas storage field incident, including, but not limited to, completing a root cause analysis. The Company began addressing certain proposals in advance of an order from the agency. These efforts included conducting testing, evaluating other wells at the Rager field and hiring a third-party specialist firm to undertake a root cause analysis. On May 26, 2023, the PHMSA issued a consent order to the Company, which, among other things, requires the completion of a root cause analysis and a remedial work plan, and specifies that the Company may not resume injection operations at the Rager Mountain facility until authorized by the PHMSA.
If penalties are pursued and ultimately imposed related to the Rager Mountain incident, the penalties are expected to result in monetary sanctions in excess of $300,000. While the Company does not believe that penalties, if imposed, would have a material adverse impact on the Company's financial condition, results of operations or liquidity, there can be no assurance as of the filing of this Quarterly Report on Form 10-Q regarding the scope of potential (or ultimately actual) financial or other impacts to the Company as a result of the Rager Mountain incident.
MVP Matters
The MVP Joint Venture is currently defending certain agency actions and judicial challenges to the MVP, the outcome of which could have adverse effects with respect to the project and consequently the Company, including the following:
•Sierra Club, et al. Petitioners v. West Virginia Department of Environmental Protection, et al. Respondents and Mountain Valley Pipeline, Intervenor, Docket No. 22-1008, Fourth Circuit. On December 30, 2021, the West Virginia Department of Environmental Protection (WVDEP) certified that the MVP project would satisfy West Virginia’s water quality standards based on its comprehensive nine-month review of the MVP Joint Venture’s Joint Permit Application (WV 401 Permit). On January 3, 2022, the petitioners filed their petition challenging the WVDEP’s approval of the WV 401 Permit with the Fourth Circuit. On January 4, 2022, the petitioners filed a request for an administrative stay with the WVDEP which was denied on January 11, 2022. On January 11, 2022, the petitioners filed a petition with the Fourth Circuit seeking a judicial stay of the WV 401 Permit pending a decision on the merits. The stay petition was denied by the Fourth Circuit on February 8, 2022. On May 16, 2022, the MVP Joint Venture filed a motion for random panel assignment with the Fourth Circuit, which motion was denied on June 22, 2022. Briefing was completed and oral argument before the Fourth Circuit occurred on October 25, 2022. On April 3, 2023, agreeing in part with the petitioners, the Fourth Circuit vacated the WV 401 permit, finding deficiencies in the WVDEP’s conclusion that MVP’s activities during the pipeline’s construction would not violate the state’s water quality standards. On June 8, 2023, the WVDEP issued a new 401 permit for the MVP project.
•Jefferson National Forest Crossing and Associated Authorizations. In a different Fourth Circuit appeal, Sierra Club, et al. v. U.S. Forest Service, et al., consolidated under Case No. 17-2399, Fourth Circuit, filed in December 2017, the Sierra Club challenged a BLM decision to grant a right-of-way to the MVP Joint Venture and a USFS decision to amend its management plan to accommodate the MVP, both of which affect the MVP's approximate 3.5-mile segment in the JNF in Virginia. On July 27, 2018, agreeing in part with the Sierra Club, the Fourth Circuit vacated the BLM and USFS decisions, finding fault with the BLM's analysis of the practicality of alternate routes and the USFS' analysis of erosion and sedimentation effects. On January 11, 2021, the MVP Joint Venture received final approval of the Record of Decision from the USFS and, on January 15, 2021, the BLM issued a new required right-of-way permit for the MVP’s 3.5-mile segment in the JNF in Virginia (2021 JNF Right-of-Way). On January 11, 2021, Sierra Club, et al. filed a petition with the Fourth Circuit to reverse the USFS approval of the Record of Decision and, on January 15, 2021, filed a petition with the Fourth Circuit challenging BLM’s grant of the 2021 JNF Right-of-Way. See Wild Virginia, et al. v. United States Forest Service, et al., No. 21-1039(L). On January 25, 2022, the Fourth Circuit, agreeing in part with the petitioners, vacated and remanded the Record of Decision and the 2021 JNF Right-of-Way, finding fault with (i) the USFS’ and BLM’s consideration of certain data from the U.S. Geological Survey and (ii) the USFS’ and BLM’s authorization of the use of conventional bores for stream crossings within the JNF based on a variance issued by the FERC, and, as a result of such issues, (iii) the USFS’ amendments in connection with the Record of Decision to the Jefferson Forest plan. On March 11, 2022, the MVP Joint Venture requested that the Fourth Circuit review the January 25, 2022 decision en banc, which rehearing was denied by the Fourth Circuit on March 25, 2022. The vacatur of the Record of Decision and the 2021 JNF Right-of-Way caused a delay in the then-targeted full in-service date for the MVP project (and consequent impacts relating to such delay). In May 2023, the MVP Joint Venture received a new Record of Decision from the USFS and was issued a new right-of-way permit by the BLM (2023 JNF Right-of-Way). On June 2, 2023, The Wilderness Society filed a petition with the Fourth Circuit to reverse the USFS’ approval of the new Record of Decision (No. 23-1592) and the BLM’s grant of the 2023 JNF Right-of-Way (No. 23-1594). See The Wilderness Society v. U.S. Forest Service, et al., consolidated under Case No. 23-1592, Fourth Circuit. Given provisions in the Fiscal Responsibility Act of 2023 discussed in “Mountain Valley Pipeline” in "Outlook" in Part I, "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q divesting courts of jurisdiction to review agency actions on approvals necessary for MVP’s construction and initial operation, the MVP Joint Venture and the U.S. Department of Justice filed motions to dismiss the proceeding on June 5, 2023 and June 15, 2023, respectively. The Wilderness Society subsequently moved for a stay of the authorizations pending review and a temporary administrative stay of the authorizations on July 3, 2023 and July 6, 2023, respectively. On July 10, 2023, prior to receiving briefs from the U.S. Department of Justice and the MVP Joint Venture opposing the stay motion, the Fourth Circuit granted the stay pending review in a summary order. The MVP Joint Venture subsequently filed on July 14, 2023, an emergency application to vacate the stay with the U.S. Supreme Court. On July 27, 2023, the U.S. Supreme Court vacated the stay. Oral argument on the motion to dismiss was held on July 27, 2023 in the Fourth Circuit and the parties are awaiting a decision. If the motion to dismiss is not granted, it could result in additional proceedings, or otherwise have adverse effects.
On August 3, 2018, citing the court’s vacatur and remand in Sierra Club, et al. v. U.S. Forest Service, et al., consolidated under Case No. 17-2399, the FERC issued a stop work order for the entire pipeline pending the agency actions on remand. The FERC modified its stop work order on August 29, 2018 to allow work to continue on all but approximately 25 miles of the project (the Exclusion Zone) and made certain other limited modifications of the stop work order. On October 9, 2020, the FERC authorized construction to resume project-wide (as it had been stopped by the FERC on October 15, 2019 in relation to a separate matter), other than with respect to the Exclusion Zone, which required additional authorization. On December 17, 2020, the FERC again modified the stop work order and authorized construction to resume in 17 miles of the Exclusion Zone. The FERC’s October 9, 2020 and December 17, 2020 actions are the subject of challenges filed by the Sierra Club in Sierra Club, et al. v. FERC, Case No. 20-1512 (consolidated with No. 21-1040), D.C. Circuit Court of Appeals on December 22, 2020 and January 25, 2021, respectively. Briefing in Sierra Club, et al. v. FERC, Case No. 20-1512 (consolidated with No. 21-1040), D.C. Circuit

Court of Appeals resulted in the DC Circuit issuing a decision on May 26, 2023, rejecting all of the petitioners’ challenges except one and remanding without vacatur the October and December 2020 FERC orders on the basis of the FERC inadequately having explained whether a supplemental environmental impact statement under NEPA was necessary before allowing construction to resume pursuant to the orders. Given the absence of vacatur, the orders remain valid and in effect during the FERC’s proceedings on remand. On June 28, 2023, the FERC authorized the MVP Joint Venture to resume all construction activities in all MVP project locations, including the remaining portion of the Exclusion Zone, and addressed the remand in light of the Fiscal Responsibility Act of 2023 and stated, “we find that no further action in response to the remand is necessary and none will be forthcoming.” Given provisions in the Fiscal Responsibility Act of 2023 discussed in "Mountain Valley Pipeline" in "Outlook" in Part I, "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q, on July 31, 2023, the FERC filed a motion to dismiss Case No. 20-1512 (consolidated with No. 21-1040). If the motion to dismiss is not granted, it could result in additional proceedings, cause a delay or further delay in the full in-service date for the MVP Project, or otherwise have adverse effects.
Challenges to FERC Certificate, U.S. Court of Appeals for District of Columbia Circuit (DC Circuit). Multiple parties have sought judicial review of the FERC’s order issuing a certificate of public convenience and necessity to the MVP Joint Venture and/or the exercise by the MVP Joint Venture of eminent domain authority. On February 19, 2019, the DC Circuit issued an order rejecting multiple consolidated petitions seeking direct review of the FERC order under the Natural Gas Act of 1938, as amended (NGA) and certain challenges to the exercise by the MVP Joint Venture of eminent domain authority in Appalachian Voices, et al. v. FERC, et al., consolidated under Case No. 17-1271. No petitions for rehearing or petitions for rehearing en banc were filed by the April 5, 2019 deadline. The mandate was issued on April 17, 2019. Another group of parties filed a complaint in the U.S. District Court for the District of Columbia asserting that the FERC’s order issuing certificates is unlawful on constitutional and other grounds in Bold Alliance, et al. v. FERC, et al., Case No. 17-1822. The district court plaintiffs sought declaratory relief as well as an injunction preventing the MVP Joint Venture from developing its project or exercising eminent domain authority. In December 2017 and January 2018, the FERC and the MVP Joint Venture, respectively, moved to dismiss the petitions for lack of subject matter jurisdiction. The court granted the motion and dismissed plaintiffs’ complaint on September 28, 2018. On October 26, 2018, plaintiffs appealed the decision in Case No. 17-1822 to the DC Circuit in Bold Alliance, et al. v. FERC, et al., Case No. 18-5322. On December 3, 2018, the FERC, as appellee, filed a joint motion with the appellants to hold Case No. 18-5322 in abeyance pending completion of the appeals of the final agency orders related to the MVP certificate in consolidated Case No. 17-1271 and Atlantic Coast Pipeline’s (ACP) certificate. The MVP Joint Venture filed a motion to dismiss the case as to some of the plaintiffs. On February 15, 2019, the DC Circuit entered an order holding this appeal in abeyance pending rulings on the appeals from the ACP and MVP FERC proceedings. The ACP petitioners on November 16, 2022, filed a joint motion for voluntary dismissal of all petitions for review pertaining to ACP, except for the Bold Alliance proceeding. The court granted the motion on November 17, 2022. On January 5, 2023, the DC Circuit entered an order holding the Bold Alliance proceeding in abeyance pending further order of the court and requiring the parties to file motions to govern future proceedings within 60 days of the U.S. Supreme Court disposition of the petition for writ of certiorari in Bohon et al. v. FERC et al., discussed below. On June 26, 2023, the court entered an order continuing the abeyance of Bold Alliance until 30 days after the disposition of Case No. 20-5203, discussed below.
Similarly, another group of parties filed a complaint in the U.S. District Court for the District of Columbia in Bohon et al. v. FERC et al., Case No. 20-00006, asserting that the delegation of authority to the FERC under the NGA violates the nondelegation doctrine and separation-of-powers principle of the U.S. Constitution. The MVP Joint Venture and the FERC filed motions to dismiss which were granted by the court. On July 6, 2020, the landowners filed a notice of appeal to the DC Circuit in Case No. 20-5203. On November 30, 2020, appellants asked the DC Circuit to overturn the decision of the lower court. Oral argument before the DC Circuit was scheduled for March 29, 2021, but the court cancelled and held oral argument in abeyance and directed the parties to file motions to govern future proceedings following a decision by the U.S. Supreme Court in PennEast Pipeline Co. v. New Jersey, Case No. 19-1039, which decision was published on June 29, 2021. Briefing in Bohon et al. v. FERC et al., Case No. 20-00006 on the significance of the PennEast Pipeline Co. opinion was completed on July 29, 2021. The DC Circuit issued an order on September 15, 2021 denying appellants’ motion for summary reversal of the decision of the lower court and supplemental briefing was completed as of October 6, 2021. On June 21, 2022, the DC Circuit upheld the lower court’s decision to dismiss the lawsuit. On September 15, 2022, the petitioners filed a petition for writ of certiorari with the U.S. Supreme Court. The FERC and the MVP Joint Venture filed responses to the petition in November 2022. On April 24, 2023, the U.S. Supreme Court granted the petition for certiorari, vacated the judgment, and remanded the case to the D.C. Circuit for further consideration in light of the U.S. Supreme Court's April 14, 2023 opinion in Axon Enterprises, Inc. v. FTC. Supplemental briefing in the Bohon matter is scheduled to conclude on August 7, 2023.

Due to the uncertainty regarding the timing of permitting and the outcome of legal challenges facing the MVP project, on August 25, 2020, the MVP Joint Venture filed a request with the FERC for and, on October 9, 2020, the FERC granted, an extension of time to complete the MVP project for an additional two years through October 13, 2022. On December 22, 2020, a challenge to the FERC’s action to grant an extension of time to complete the MVP project was filed in the DC Circuit in Sierra Club, et al. v. FERC, Case No. 20-1512 (consolidated with No. 21-1040, DC Circuit). Briefing in Sierra Club, et al. v. FERC, Case No. 20-1512 (consolidated with No. 21-1040, D.C. Circuit), was completed in January 2022 and oral argument occurred on April 7, 2022. On May 26, 2023, the DC Circuit held that the petitioners’ challenge to the October 9, 2020 extension order was moot. Separately, on June 24, 2022, citing litigation and regulatory matters, the MVP Joint Venture filed a request with the FERC for an extension of time to complete the MVP project through October 13, 2026, which was granted on August 23, 2022. Parties filed timely requests for rehearing with the FERC regarding such approval, which were denied by the FERC on October 24, 2022 and February 17, 2023. Parties also filed a petition for review of such approval with the DC Circuit on December 23, 2022 (Case No. 22-1330). On June 21, 2023, the FERC and the MVP Joint Venture filed motions to dismiss for lack of jurisdiction or, in the alternative, for summary denials of the consolidated petitions (Case Nos. 22-1330 and 23-1117). Petitioners on June 22, 2023 moved for voluntary dismissal of the consolidated petitions, which the MVP Joint Venture opposed. The parties are awaiting decisions on the respective motions. If any of these challenges were successful, it could result in the MVP Joint Venture’s certificate of public convenience and necessity being vacated and/or additional proceedings before the FERC, the outcome of which the Company cannot ensure, and cause a delay or further delay in the full in-service date for the MVP project (and consequent impacts related to such delay), or otherwise have adverse effects.
•Appalachian Voices, et al. v. U.S. Dep’t of Interior, et al., Fourth Circuit Court of Appeals, Case No. 20-2159. In August 2019, Wild Virginia and certain other petitioners filed a petition in the Fourth Circuit in Wild Virginia et al. v. United States Department of the Interior; Case No. 19-1866, to challenge the MVP Joint Venture’s Biological Opinion and Incidental Take Statement issued by FWS which was approved in November 2017 (the Original BiOp). On October 11, 2019, the Fourth Circuit issued an order approving the petitioners’ requested stay of the Original BiOp and holding the litigation in abeyance until January 11, 2020. On October 15, 2019, the FERC issued an order requiring the MVP Joint Venture to cease all forward-construction progress (the FERC modified this order on October 9, 2020 and December 17, 2020 and on June 28, 2023, the FERC issued an order authorizing all construction activities). On September 4, 2020, the FWS issued the MVP Joint Venture a new Biological Opinion and Incidental Take Statement (the 2020 BiOp) for the MVP project and the Fourth Circuit subsequently dismissed the litigation regarding the Original BiOp. On October 27, 2020, Appalachian Voices et al. filed a petition with the Fourth Circuit challenging the 2020 BiOp. On February 2, 2022, the Fourth Circuit vacated and remanded the 2020 BiOp holding, in part, that the FWS did not adequately analyze the environmental context for species at issue. On March 11, 2022, the MVP Joint Venture requested that the Fourth Circuit review the February 2, 2022 decision en banc, which rehearing was denied by the Fourth Circuit on April 1, 2022. The vacatur of the 2020 BiOp caused a delay in the then-targeted full in-service date for the MVP project (and consequent impacts relating to such delay). On February 28, 2023, the FWS issued a new Biological Opinion and Incidental Take Statement for the MVP project (the 2023 BiOp). The petitioners appealed the 2023 BiOp to the Fourth Circuit on April 10, 2023. See Appalachian Voices, et al. v. U.S. Dep’t of Interior, et al., Fourth Circuit Court of Appeals Case No. 23-1384. On April 24, 2023, the petitioners filed an administrative stay with the FWS, which stay request was denied on April 27, 2023. The petitioners filed a motion to stay the 2023 BiOp in the Fourth Circuit on April 27, 2023. On June 5, 2023, given provisions in the Fiscal Responsibility Act of 2023 discussed in “Mountain Valley Pipeline” in "Outlook" in Part I, "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q divesting courts of jurisdiction to review agency actions on approvals necessary for MVP’s construction and initial operation, the MVP Joint Venture and the U.S. Department of Justice filed motions to dismiss the proceeding on June 5, 2023 and June 15, 2023, respectively. On July 11, 2023, in a summary order, the Fourth Circuit granted the petitioners’ request for stay of the 2023 BiOp pending review. The MVP Joint Venture subsequently filed on July 14, 2023, an emergency application to vacate the stay with the U.S. Supreme Court. On July 27, 2023, the U.S. Supreme Court vacated the stay. Oral argument on the motion to dismiss was held on July 27, 2023 in the Fourth Circuit and the parties are awaiting a decision. If the motion to dismiss is not granted, it could result in additional proceedings, or otherwise have adverse effects.
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
The following table sets forth the Company's repurchases of equity securities registered under Section 12 of the Exchange Act that occurred during the three months ended June 30, 2023:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 2023 (April 1 - April 30)	—	$—	—	$—
May 2023 (May 1 - May 31)	—	—	—	—
June 2023 (June 1 - June 30)	—	—	—	—
Total	—	$—	—	$—
(a)Reflects shares withheld by the Company to pay taxes upon vesting of restricted stock.
Item 5. Other Information
During the three months ended June 30, 2023, no director or officer of the Company subject to Section 16 of the Exchange Act adopted, terminated or modified a ‘Rule 10b5-1 trading arrangement’ or ‘non-Rule 10b5-1 trading arrangement,’ as each term is defined in Item 408(a) of Regulation S-K.
On July 26, 2023, with the recommendation of the Compensation Committee, the Board approved an amendment to the MVP PSU Program to eliminate the expiration date of January 1, 2024 as a term of the MVP PSU Program and all award agreements thereunder and clarified the calculation of shares retained in the event of a participant’s termination due to death, disability or retirement. See Note 5 for further discussion of the amendment to the MVP PSU Program.

Item 6. Exhibits

Exhibit No.	Document Description	Method of Filing
10.01#	Letter Agreement, dated as of June 1, 2023, by and among EQM Gathering Opco, LLC, EQT Corporation, EQT Production Company, Rice Drilling B LLC, and EQT Energy, LLC.	Filed herewith as Exhibit 10.01.
10.02*	Form of Equitrans Midstream Corporation Senior Executive 2021 MVP Performance Share Units Award Agreement Notice.	Filed herewith as Exhibit 10.02.
31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith as Exhibit 31.1.
31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith as Exhibit 31.2.
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Furnished herewith as Exhibit 32.
101	Inline Interactive Data File.	Filed herewith as Exhibit 101.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith as Exhibit 104.

# Certain portions of the exhibits that are not material and is of the type Equitrans Midstream treats as confidential have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. Copies of the unredacted exhibits will be furnished to the SEC upon request.

*Management contract and compensatory arrangement in which any named executives officer participates.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equitrans Midstream Corporation
(Registrant)

By:	/s/ Kirk R. Oliver
Kirk R. Oliver
Senior Vice President and Chief Financial Officer

Date:  August 1, 2023