Form 10-Q
period 2023-09-30
Equitrans Midstream Corp
filed 2023-10-31
CIK 1747009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes  ☐  No  ☒
The number of shares of common stock outstanding (in thousands), as of October 30, 2023: 433,261

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
Amended EQM Credit Facility – that certain Third Amended and Restated Credit Agreement, dated as of October 31, 2018, among EQM, as borrower, Wells Fargo Bank, National Association, as the administrative agent, swing line lender, and a letter of credit (L/C) issuer, the lenders party thereto from time to time and any other persons party thereto from time to time (as amended by that certain First Amendment to Third Amended and Restated Credit Agreement, dated as of March 30, 2020, by that certain Second Amendment to Third Amended and Restated Credit Agreement, dated April 16, 2021, by that certain Third Amendment to the Third Amended and Restated Credit Agreement, dated as of April 22, 2022, by that certain Fourth Amendment to Third Amended Restated Credit Agreement, dated as of October 6, 2023, and as may be further amended, restated, amended and restated, supplemented or otherwise modified from time to time). For the avoidance of doubt, any reference to the Amended EQM Credit Facility as of any particular date shall mean the Amended EQM Credit Facility as in effect on such date.
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
Mountain Valley Pipeline, LLC (MVP Joint Venture) – a joint venture formed among the Company and, as applicable, affiliates of each of NextEra Energy, Inc., Consolidated Edison, Inc. (Con Edison), AltaGas Ltd. and RGC Resources, Inc. (RGC) for purposes of the MVP and the MVP Southgate (as defined below) projects.
MVP Southgate – a contemplated interstate pipeline that was approved by the FERC to extend approximately 75 miles from the MVP at Pittsylvania County, Virginia to new delivery points in Rockingham and Alamance Counties, North Carolina. The MVP Joint Venture is continuing to engage with the project shipper, Dominion Energy North Carolina, and a prospective customer regarding the project as discussed in "MVP Southgate Project" in "Outlook" in Part I, "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q.
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
NGA – Natural Gas Act of 1938, as amended
NYMEX – New York Mercantile Exchange
NYSE – New York Stock Exchange
PHMSA – Pipeline and Hazardous Materials Safety Administration of the United States Department of Transportation
SEC – United States Securities and Exchange Commission

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
EQUITRANS MIDSTREAM CORPORATION
Statements of Consolidated Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022 (a)	2023	2022 (a)
	(Thousands, except per share amounts)
Operating revenues	$338,514	$331,751	$1,033,320	$1,002,508
Operating expenses:
Operating and maintenance	43,046	35,297	131,675	100,820
Selling, general and administrative	55,627	33,348	145,181	92,074
Depreciation	69,348	68,572	208,783	203,272
Amortization of intangible assets	16,204	16,204	48,614	48,614
Total operating expenses	184,225	153,421	534,253	444,780
Operating income	154,289	178,330	499,067	557,728
Equity income (b)	73,810	48	97,618	91
Impairment of equity method investment	—	(583,057)	—	(583,057)
Other (expense) income, net	(3,037)	2,465	8,670	8,124
Loss on extinguishment of debt	—	—	—	(24,937)
Net interest expense	(106,334)	(101,085)	(314,935)	(289,323)
Income (loss) before income taxes	118,728	(503,299)	290,420	(331,374)
Income tax (benefit) expense	(10,976)	(366)	(14,295)	7,927
Net income (loss)	129,704	(502,933)	304,715	(339,301)
Net income attributable to noncontrolling interest	2,272	2,932	8,356	10,655
Net income (loss) attributable to Equitrans Midstream	127,432	(505,865)	296,359	(349,956)
Preferred dividends	14,628	14,628	43,884	43,884
Net income (loss) attributable to Equitrans Midstream common shareholders	$112,804	$(520,493)	$252,475	$(393,840)

Earnings (loss) per share of common stock attributable to Equitrans Midstream common shareholders - basic	$0.26	$(1.20)	$0.58	$(0.91)
Earnings (loss) per share of common stock attributable to Equitrans Midstream common shareholders - diluted	$0.26	$(1.20)	$0.58	$(0.91)

Weighted average common shares outstanding - basic	434,080	433,348	433,917	433,333
Weighted average common shares outstanding - diluted	439,034	433,348	435,658	433,333

Statement of comprehensive income (loss):
Net income (loss)	$129,704	$(502,933)	$304,715	$(339,301)
Other comprehensive income, net of tax:
Pension and other post-retirement benefits liability adjustment, net of tax expense of $7, $10, $21 and $34	22	36	66	104
Other comprehensive income	22	36	66	104
Comprehensive income (loss)	129,726	(502,897)	304,781	(339,197)
Less: Comprehensive income attributable to noncontrolling interest	2,272	2,932	8,356	10,655
Less: Comprehensive income attributable to preferred dividends	14,628	14,628	43,884	43,884
Comprehensive income (loss) attributable to Equitrans Midstream common shareholders	$112,826	$(520,457)	$252,541	$(393,736)

Dividends declared per common share	$0.15	$0.15	$0.45	$0.45
(a)Certain line items of the previously issued unaudited interim consolidated financial statements for the three and nine months ended September 30, 2022 have been revised. See Note 1 for more information.
(b)Represents equity income from Mountain Valley Pipeline, LLC (the MVP Joint Venture). See Note 4.

The accompanying notes are an integral part of these consolidated financial statements.

EQUITRANS MIDSTREAM CORPORATION
Statements of Consolidated Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2023	2022 (a)
	(Thousands)
Cash flows from operating activities:
Net income (loss)	$304,715	$(339,301)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	208,783	203,272
Amortization of intangible assets	48,614	48,614
Provision for credit losses on accounts receivable and contract asset write-down	10,234	—
Deferred income tax (benefit) expense	(20,832)	7,392
Impairment of equity method investment	—	583,057
Equity income (b)	(97,618)	(91)
Other income, net	(8,169)	(8,391)
Loss on extinguishment of debt	—	24,937
Non-cash long-term compensation expense	33,423	12,142
Changes in other assets and liabilities:
Accounts receivable	37,050	34,921
Accounts payable	(7,932)	2,255
Accrued interest	(44,310)	(57,375)
Deferred revenue	240,414	261,013
Other assets and other liabilities	20,488	(25,906)
Net cash provided by operating activities	724,860	746,539
Cash flows from investing activities:
Capital expenditures	(279,463)	(276,828)
Capital contributions to the MVP Joint Venture	(280,471)	(158,178)
Proceeds from sale of gathering assets	—	3,719
Principal payments received on the Preferred Interest	4,347	4,110
Net cash used in investing activities	(555,587)	(427,177)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	627,000	284,500
Payments on revolving credit facility borrowings	(322,000)	(394,500)
Proceeds from the issuance of long-term debt	—	1,000,000
Debt discounts, debt issuance costs and credit facility arrangement fees	(60)	(19,880)
Payment for retirement of long-term debt	(98,941)	(1,021,459)
Dividends paid to holders of Equitrans Midstream Preferred Shares	(43,884)	(43,884)
Dividends paid to common shareholders	(194,930)	(194,733)
Distributions paid to noncontrolling interest	(22,440)	(16,000)
Other items	(1,307)	—
Net cash used in financing activities	(56,562)	(405,956)

Net change in cash and cash equivalents	112,711	(86,594)
Cash and cash equivalents at beginning of period	67,898	134,661
Cash and cash equivalents at end of period	$180,609	$48,067

Cash paid during the period for:
Interest, net of amount capitalized	$354,962	$339,285
Income taxes, net	$4,505	$1,243
(a)Certain line items of the previously issued unaudited interim consolidated financial statements for the nine months ended September 30, 2022 have been revised. See Note 1 for more information.
(b)Represents equity income from the MVP Joint Venture. See Note 4.
The accompanying notes are an integral part of these consolidated financial statements.

EQUITRANS MIDSTREAM CORPORATION
Consolidated Balance Sheets (Unaudited)

	September 30, 2023	December 31, 2022
	(Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$180,609	$67,898
Accounts receivable (net of allowance for credit losses of $5,465 and $3,031 as of September 30, 2023 and December 31, 2022, respectively)	240,006	246,887
Other current assets	67,210	74,917
Total current assets	487,825	389,702

Property, plant and equipment	9,633,507	9,365,051
Less: accumulated depreciation	(1,684,025)	(1,480,720)
Net property, plant and equipment	7,949,482	7,884,331

Investments in unconsolidated entities (a)	1,290,996	819,743
Goodwill	486,698	486,698
Net intangible assets	538,338	586,952
Other assets	279,318	278,159
Total assets	$11,032,657	$10,445,585

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$299,616	$98,830
Accounts payable	53,998	60,528
Capital contributions payable to the MVP Joint Venture	126,564	34,355
Accrued interest	91,452	135,762
Accrued liabilities	79,300	83,835
Total current liabilities	650,930	413,310

Long-term liabilities:
Revolving credit facility borrowings	840,000	535,000
Long-term debt	6,044,044	6,335,320
Contract liability	1,211,919	968,535
Regulatory and other long-term liabilities	131,370	112,974
Total liabilities	8,878,263	8,365,139

Mezzanine equity:
Equitrans Midstream Preferred Shares, 30,018 shares issued and outstanding as of September 30, 2023 and December 31, 2022	681,842	681,842

Shareholders' equity:
Common stock, no par value, 433,261 and 432,781 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	4,009,368	3,974,127
Retained deficit	(3,000,865)	(3,053,590)
Accumulated other comprehensive loss	(1,266)	(1,332)
Total common shareholders' equity	1,007,237	919,205
Noncontrolling interest	465,315	479,399
Total shareholders' equity	1,472,552	1,398,604
Total liabilities, mezzanine equity and shareholders' equity	$11,032,657	$10,445,585
(a)Represents investment in the MVP Joint Venture. See Note 4.

The accompanying notes are an integral part of these consolidated financial statements.

EQUITRANS MIDSTREAM CORPORATION
Statements of Consolidated Shareholders' Equity and Mezzanine Equity (Unaudited)

							Mezzanine
							Equity
				Accumulated			Equitrans
	Common Stock			Other			Midstream
	Shares	No	Retained	Comprehensive	Noncontrolling	Total	Preferred
	Outstanding	Par Value (a)	Deficit (a)	Loss	Interest	Equity (a)	Shares
	(Thousands, except per share amounts)
Balance at January 1, 2022	432,522	$3,955,918	$(2,464,573)	$(2,054)	$483,195	$1,972,486	$681,842
Other comprehensive income (net of tax):
Net income	—	—	80,490	—	3,775	84,265	14,628
Pension and other post-retirement benefits liability adjustment, net of tax expense of $12	—	—	—	34	—	34	—
Dividends on common shares ($0.15 per share)	—	—	(65,584)	—	—	(65,584)	—
Share-based compensation plans, net	155	4,670	—	—	—	4,670	—
Dividends paid to holders of Equitrans Midstream Preferred Shares ($0.4873 per share)	—	—	—	—	—	—	(14,628)
Balance at March 31, 2022	432,677	$3,960,588	$(2,449,667)	$(2,020)	$486,970	$1,995,871	$681,842
Other comprehensive income (net of tax):
Net income	—	—	46,163	—	3,948	50,111	14,628
Pension and other post-retirement benefits liability adjustment, net of tax expense of $12	—	—	—	34	—	34	—
Dividends on common shares ($0.15 per share)	—	—	(64,991)	—	—	(64,991)	—
Share-based compensation plans, net	104	4,470	—	—	—	4,470	—
Dividends paid to holders of Equitrans Midstream Preferred Shares ($0.4873 per share)	—	—	—	—	—	—	(14,628)
Balance at June 30, 2022	432,781	$3,965,058	$(2,468,495)	$(1,986)	$490,918	$1,985,495	$681,842
Other comprehensive income (net of tax):
Net (loss) income	—	—	(520,493)	—	2,932	(517,561)	14,628
Pension and other post-retirement benefits liability adjustment, net of tax expense of $10	—	—	—	36	—	36	—
Dividends on common shares ($0.15 per share)	—	—	(65,681)	—	—	(65,681)	—
Share-based compensation plans, net	—	4,533	—	—	—	4,533	—
Distributions paid to noncontrolling interest in Eureka Midstream Holdings, LLC	—	—	—	—	(16,000)	(16,000)	—
Dividends paid to holders of Equitrans Midstream Preferred Shares ($0.4873 per share)	—	—	—	—	—	—	(14,628)
Balance at September 30, 2022	432,781	$3,969,591	$(3,054,669)	$(1,950)	$477,850	$1,390,822	$681,842

(a)Certain line items of the previously issued unaudited interim consolidated financial statements for the three and nine months ended September 30, 2022 have been revised. See Note 1 for more information.

							Mezzanine
							Equity
				Accumulated			Equitrans
	Common Stock			Other			Midstream
	Shares	No	Retained	Comprehensive	Noncontrolling	Total	Preferred
	Outstanding	Par Value	Deficit	Loss	Interest	Equity	Shares
	(Thousands, except per share amounts)
Balance at January 1, 2023	432,781	$3,974,127	$(3,053,590)	$(1,332)	$479,399	$1,398,604	$681,842
Other comprehensive income (net of tax):
Net income	—	—	87,054	—	4,409	91,463	14,628
Pension and other post-retirement benefits liability adjustment, net of tax expense of $7	—	—	—	22	—	22	—
Dividends on common shares ($0.15 per share)	—	—	(65,121)	—	—	(65,121)	—
Share-based compensation plans, net	402	3,050	—	—	—	3,050	—
Distributions paid to noncontrolling interest in Eureka Midstream Holdings, LLC	—	—	—	—	(8,000)	(8,000)	—
Dividends paid to holders of Equitrans Midstream Preferred Shares ($0.4873 per share)	—	—	—	—	—	—	(14,628)
Balance at March 31, 2023	433,183	$3,977,177	$(3,031,657)	$(1,310)	$475,808	$1,420,018	$681,842
Other comprehensive income (net of tax):
Net income	—	—	52,617	—	1,675	54,292	14,628
Pension and other post-retirement benefits liability adjustment, net of tax expense of $7	—	—	—	22	—	22	—
Dividends on common shares ($0.15 per share)	—	—	(68,227)	—	—	(68,227)	—
Share-based compensation plans, net	78	23,853	—	—	—	23,853	—
Distributions paid to noncontrolling interest in Eureka Midstream Holdings, LLC	—	—	—	—	(12,000)	(12,000)	—
Dividends paid to holders of Equitrans Midstream Preferred Shares ($0.4873 per share)	—	—	—	—	—	—	(14,628)
Balance at June 30, 2023	433,261	$4,001,030	$(3,047,267)	$(1,288)	$465,483	$1,417,958	$681,842
Other comprehensive income (net of tax):
Net income	—	—	112,804	—	2,272	115,076	14,628
Pension and other post-retirement benefits liability adjustment, net of tax expense of $7	—	—	—	22	—	22	—
Dividends on common shares ($0.15 per share)	—	—	(66,402)	—	—	(66,402)	—
Share-based compensation plans, net	—	8,338	—	—	—	8,338	—
Distributions paid to noncontrolling interest in Eureka Midstream Holdings, LLC	—	—	—	—	(2,440)	(2,440)	—
Dividends paid to holders of Equitrans Midstream Preferred Shares ($0.4873 per share)	—	—	—	—	—	—	(14,628)
Balance at September 30, 2023	433,261	$4,009,368	$(3,000,865)	$(1,266)	$465,315	$1,472,552	$681,842
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited consolidated financial statements include all adjustments (consisting of only normal, recurring adjustments, unless otherwise disclosed in this Quarterly Report on Form 10-Q) necessary for a fair presentation of the financial position of the Company as of September 30, 2023, the results of its operations and equity for the three and nine months ended September 30, 2023 and 2022 and its cash flows for the nine months ended September 30, 2023 and 2022. The consolidated balance sheet at December 31, 2022 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2022, which includes all disclosures required by GAAP.
Due to, among other things, the seasonal nature of the Company's utility customer contracts, as well as producers’ well completion activities and varying needs for fresh and produced water (which are primarily driven by horizontal lateral lengths and the number of completion stages per well), the interim statements for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
For further information, refer to the Company's consolidated financial statements and related notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, as well as Part I, "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.
Revisions of Previously Issued Financial Statements.
In the course of its 2022 year-end process, the Company identified certain corrections in its previously issued unaudited interim consolidated financial statements primarily related to the accounting for the Henry Hub cash bonus payment provision (as defined in Note 7). In accordance with Staff Accounting Bulletin (SAB) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the corrections and, based on its analysis of quantitative and qualitative factors, determined that the related impact was not material to the Company's affected unaudited interim consolidated financial statements presented within this Quarterly Report on Form 10-Q. The Company has made the appropriate revisions to its previously issued interim consolidated financial statements in order to correct the Henry Hub cash bonus payment provision, and also made other immaterial revisions to its nine months ended September 30, 2022 unaudited interim consolidated financial statements. For more information, see Notes 1 and 16 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Thousands)
Revenues from customers:
Gathering	$220,087	$227,180	$641,033	$672,284
Transmission	98,575	91,557	330,021	293,430
Water	19,852	13,014	62,266	36,794
Total operating revenues	$338,514	$331,751	$1,033,320	$1,002,508
Operating income (loss):
Gathering	$101,134	$112,279	$286,448	$345,695
Transmission	55,808	64,077	203,181	209,480
Water	(2,251)	2,342	10,652	3,537
Headquarters (a)	(402)	(368)	(1,214)	(984)
Total operating income	$154,289	$178,330	$499,067	$557,728

Reconciliation of operating income to net income (loss):
Equity income (b)	$73,810	$48	$97,618	$91
Impairment of equity method investment (b)	—	(583,057)	—	(583,057)
Other (expense) income, net (c)	(3,037)	2,465	8,670	8,124
Loss on extinguishment of debt	—	—	—	(24,937)
Net interest expense	(106,334)	(101,085)	(314,935)	(289,323)
Income tax (benefit) expense	(10,976)	(366)	(14,295)	7,927
Net income (loss)	$129,704	$(502,933)	$304,715	$(339,301)
(a)Includes certain unallocated corporate expenses.
(b)Equity income and impairment of equity method investment are included in the Transmission segment.
(c)Includes unrealized (loss) gain on derivative instruments recorded in the Gathering segment.

	September 30, 2023	December 31, 2022
	(Thousands)
Segment assets:
Gathering	$7,605,477	$7,610,233
Transmission (a)	2,808,259	2,333,896
Water	209,967	218,680
Total operating segments	10,623,703	10,162,809
Headquarters, including cash	408,954	282,776
Total assets	$11,032,657	$10,445,585
(a)The equity method investment in the MVP Joint Venture is included in the Transmission segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Thousands)
Depreciation:
Gathering	$48,585	$49,125	$147,321	$145,953
Transmission	14,004	13,909	41,796	41,707
Water	6,655	5,162	19,029	14,483
Headquarters	104	376	637	1,129
Total	$69,348	$68,572	$208,783	$203,272
Capital expenditures:
Gathering (a)	$67,551	$73,589	$199,157	$195,925
Transmission (b)	31,332	12,429	54,896	22,994
Water	9,574	17,041	31,798	49,132
Headquarters	—	—	—	13
Total (c)	$108,457	$103,059	$285,851	$268,064
(a)Includes capital expenditures related to the noncontrolling interest in Eureka Midstream Holdings, LLC (Eureka Midstream) of approximately $3.3 million and $11.5 million for the three and nine months ended September 30, 2023, respectively, and approximately $5.9 million and $17.6 million for the three and nine months ended September 30, 2022, respectively.
(b)Transmission capital expenditures do not include aggregate capital contributions made to the MVP Joint Venture for the MVP and MVP Southgate projects of approximately $209.9 million and $280.5 million for the three and nine months ended September 30, 2023, respectively, and approximately $46.4 million and $158.2 million for the three and nine months ended September 30, 2022, respectively.
(c)The Company accrues capital expenditures when the work has been completed but the associated bills have not yet been paid. Accrued capital expenditures are excluded from the statements of consolidated cash flows until they are paid. The net impact of non-cash capital expenditures, including the effect of accrued capital expenditures, transfers to/from inventory as assets are completed/assigned to a project and capitalized share-based compensation costs were $(0.9) million and $(6.4) million for the three and nine months ended September 30, 2023, respectively, and $10.7 million and $8.8 million for the three and nine months ended September 30, 2022, respectively.
3.    Revenue from Contracts with Customers
For the three and nine months ended September 30, 2023 and 2022, substantially all revenues recognized on the Company's statements of consolidated comprehensive income were from contracts with customers. As of September 30, 2023 and December 31, 2022, all receivables recorded on the Company's consolidated balance sheets represented performance obligations that have been satisfied and for which an unconditional right to consideration exists.
Summary of disaggregated revenues. The tables below provide disaggregated revenue information by business segment.

	Three Months Ended September 30, 2023
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues (a)	$147,137	$82,508	$11,029	$240,674
Volumetric-based fee revenues	72,950	16,067	8,823	97,840
Total operating revenues	$220,087	$98,575	$19,852	$338,514

	Three Months Ended September 30, 2022
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues (a)	$144,730	$84,584	$9,375	$238,689
Volumetric-based fee revenues	82,450	6,973	3,639	93,062
Total operating revenues	$227,180	$91,557	$13,014	$331,751

	Nine Months Ended September 30, 2023
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues (a)	$428,945	$266,477	$29,793	$725,215
Volumetric-based fee revenues (b)	212,088	63,544	32,473	308,105
Total operating revenues	$641,033	$330,021	$62,266	$1,033,320

	Nine Months Ended September 30, 2022
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues (a)	$415,932	$272,129	$24,502	$712,563
Volumetric-based fee revenues	256,352	21,301	12,292	289,945
Total operating revenues	$672,284	$293,430	$36,794	$1,002,508
(a) Firm reservation fee revenues associated with Gathering included MVC unbilled revenues of approximately $1.8 million and $7.5 million for the three and nine months ended September 30, 2023, respectively, and $8.5 million and $17.4 million for the three and nine months ended September 30, 2022, respectively.
(b) For the nine months ended September 30, 2023, volumetric-based fee revenues associated with Gathering and Transmission included one-time contract buyouts by a customer for approximately $5.0 million and $23.8 million, respectively.
Contract assets. The Company's contract assets related to the Company's future MVC deficiency payments are generally expected to be collected within the next twelve months and are primarily included in other current assets in the Company's consolidated balance sheets until such time as the MVC deficiency payments are invoiced to the customer.

The following table presents changes in the Company's unbilled revenue balance:

	Nine Months Ended September 30,
	2023	2022
	(Thousands)
Balance as of beginning of period	$27,493	$16,772
Revenue recognized in excess of amounts invoiced (a)	7,530	19,436
Minimum volume commitments invoiced (b)	(23,558)	(14,884)
Amortization (c)	(494)	(334)
Balance as of end of period	$10,971	$20,990
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
The following table presents changes in the Company's contract liability balances:

	Nine Months Ended September 30,
	2023	2022
	(Thousands)
Balance as of beginning of period	$973,087	$822,416
Amounts recorded during the period (a)	250,061	266,792
Change in estimated variable consideration (b)	(5,330)	(4,837)
Amounts transferred during the period (c)	(4,317)	(942)
EQT Cash Option	—	(195,820)
Balance as of end of period	$1,213,501	$887,609
(a)Includes deferred billed revenue during the nine months ended September 30, 2023 and 2022 primarily associated with the EQT Global GGA.
(b)For the nine months ended September 30, 2023, the change in estimated variable consideration represents the decrease in total deferred revenue due to changes in MVP timing assumptions. For the nine months ended September 30, 2022, the change in estimated variable consideration represents the decrease in total deferred revenue required for gathering MVC revenue with a declining rate structure, resulting from the EQT Cash Option election that required total estimated gathering consideration to be increased.
(c)Deferred revenues are recognized as revenue upon satisfaction of the Company's performance obligation to the customer.
Summary of remaining performance obligations. The following table summarizes the estimated transaction price allocated to the Company's remaining performance obligations under all contracts with firm reservation fees, MVCs and/or ARCs as of September 30, 2023 that the Company will invoice or transfer from contract liabilities and recognize in future periods.

	2023(a)	2024	2025	2026	2027	Thereafter	Total
	(Thousands)
Gathering firm reservation fees	$25,390	$156,078	$177,127	$167,692	$161,018	$1,726,068	$2,413,373
Gathering revenues supported by MVCs	114,809	427,169	456,995	489,335	487,366	3,169,121	5,144,795
Transmission firm reservation fees	94,184	394,879	394,766	393,300	394,490	3,149,178	4,820,797
Water revenues supported by ARCs	9,375	45,706	48,441	45,159	44,065	166,644	359,390
Total (b)	$243,758	$1,023,832	$1,077,329	$1,095,486	$1,086,939	$8,211,011	$12,738,355
(a)    October 1, 2023 through December 31, 2023.
(b)    Includes assumptions regarding timing for placing certain projects in-service. Such assumptions may not be realized and delays in the in-service dates for projects have substantially altered, and any future additional delays may further substantially alter, the remaining performance obligations for certain contracts with firm reservation fees, MVCs and/or ARCs. The MVP Joint Venture is accounted for as an equity method investment and those amounts are not included in the table above.
Based on total projected contractual revenues, including projected contractual revenues from future capacity expected from expansion projects that are not yet fully constructed or not yet fully in-service for which the Company has executed firm contracts, the Company's firm gathering contracts and firm transmission and storage contracts had weighted average remaining terms of approximately 13 years and 11 years, respectively, as of September 30, 2023.
4.    Investment in Unconsolidated Entities
Mountain Valley Pipeline. The MVP Joint Venture is constructing the Mountain Valley Pipeline (MVP), an estimated 300-mile natural gas interstate pipeline that is designed to span from northern West Virginia to southern Virginia. The Company will operate the MVP and owned a 47.7% interest in the MVP project as of September 30, 2023. On November 4, 2019, Consolidated Edison, Inc. (Con Edison) exercised an option to cap its investment in the construction of the MVP project at approximately $530 million (excluding AFUDC). On May 4, 2023, RGC Resources, Inc. (RGC) also exercised an option for the Company to fund RGC's portion of future capital contributions with respect to the MVP project, which funding the Company commenced in June 2023 and will continue through the full in-service date of the MVP. The Company and NextEra Energy, Inc. are obligated to, and RGC prior to the exercise of its option described above had opted to, fund the shortfall in Con Edison's capital contributions, on a pro rata basis. Following RGC's exercise of its option, the Company is also funding RGC's portion of Con Edison's shortfall. Such funding by the Company in respect of the Con Edison shortfall and RGC's portion of capital contributions has and will correspondingly increase the Company's interests in the MVP project and decrease Con Edison's and RGC's respective interests, as applicable, in the MVP project.

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
On October 18, 2023, the Company announced that following the MVP Joint Venture's comprehensive review of progress achieved since the resumption of forward construction in August 2023 and construction activity remaining for completion of the MVP project, the MVP Joint Venture refined the targeted timing for completing construction of the project from year-end 2023 to the first quarter of 2024, with the total project cost anticipated to be approximately $7.2 billion (excluding AFUDC), which includes approximately $120 million of contingency. Based on such targeted completion timing and following in-service authorization from the FERC, contractual obligations accordingly would commence on or before April 1, 2024. If the project were to be completed in the first quarter of 2024 and at a total project cost of approximately $7.2 billion (excluding AFUDC), the Company expects its equity ownership in the MVP project would progressively increase from approximately 47.7% to approximately 48.8%.
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
The Company reviews the carrying value of its investments in unconsolidated entities for impairment whenever events or changes in circumstances indicate that the fair value may have declined in value. In connection with its assessment as of September 30, 2022, the Company identified an increased risk of one or more permitting delays resulting primarily from then recent legal developments and regulatory uncertainties, as well as macroeconomic pressures primarily due to increased interest rates that impacted the discount rate used within the estimated fair value of its investment in the MVP Joint Venture. The Company considered these factors to be indicators of a decline in value. As such, the Company evaluated if the carrying value of its equity method investment in the MVP Joint Venture as of September 30, 2022 exceeded the fair value and, if so, whether that decline in value was other-than-temporary.
The Company estimated the fair value of its investment in the MVP Joint Venture using an income approach that primarily considered revised probability-weighted scenarios of discounted future net cash flows based on the estimates of total project costs and revenues. These scenarios reflected assumptions and judgments regarding potential delays and cost increases resulting from various then ongoing legal and regulatory matters affecting the MVP and MVP Southgate projects. The Company’s analysis also took into account, among other things, probability-weighted growth expectations from additional compression expansion opportunities. The Company generally used an after-tax discount rate of 7.5% in the analysis derived based on a market participant approach. The Company considered scenarios under which then ongoing or new legal and regulatory matters could further delay the completion and increase the total costs of the project; all required legal and regulatory approvals and authorizations and certain compression expansion opportunities are realized; and the MVP project is canceled. As a result of the assessment, the Company recognized a pre-tax impairment charge of approximately $583 million that reduced the carrying value of its equity investment in the MVP Joint Venture to approximately $784 million as of September 30, 2022. Given the significant assumptions and judgments used in estimating the fair value of the Company's investment in the MVP Joint Venture, the fair value of the investment in the MVP Joint Venture represented a Level 3 measurement.
In September 2023, the MVP Joint Venture issued a capital call notice for the funding of the MVP project to MVP Holdco, LLC (MVP Holdco), a wholly owned subsidiary of the Company, for $126.3 million, which was paid in October 2023. In October 2023, the MVP Joint Venture issued a capital call notice for the funding of the MVP project to MVP Holdco for $327.0 million, which is expected to be paid in the fourth quarter of 2023.
Pursuant to the MVP Joint Venture's limited liability company agreement, MVP Holdco is obligated to provide performance assurances in respect of the MVP project, which may take the form of a guarantee from EQM (provided that EQM's debt is rated as investment grade in accordance with the requirements of the MVP Joint Venture's limited liability company agreement), a letter of credit or cash collateral, in favor of the MVP Joint Venture to provide assurance as to the funding of

MVP Holdco's proportionate share of the construction budget for the MVP project. As of September 30, 2023, the letter of credit with respect to the MVP project was in the amount of approximately $219.7 million. The letter of credit with respect to the MVP project is expected to continue to reduce over time as the Company contributes capital to fund MVP Holdco's remaining proportionate share of the construction budget.
The Company's ownership interest in the MVP Joint Venture related to the MVP project is significant for the nine months ended September 30, 2023 as defined by the SEC's Regulation S-X Rule 1-02(w). Accordingly, as required by Regulation S-X Rule 3-09, the following tables summarize the unaudited condensed consolidated financial statements of the MVP Joint Venture in relation to the MVP project.
Condensed Balance Sheets

	September 30, 2023	December 31, 2022
	(Thousands)
Current assets	$250,231	$71,535
Non-current assets	7,510,768	6,737,064
Total assets	$7,760,999	$6,808,599

Current liabilities	$236,947	$118,679
Equity	7,524,052	6,689,920
Total liabilities and equity	$7,760,999	$6,808,599
Condensed Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Thousands)
Operating (expense) income	$—	$(20)	$—	$20
Other income	1,368	—	1,930	—
Net interest income	46,191	120	61,114	172
AFUDC - equity	107,785	—	142,607	—
Net income	$155,344	$100	$205,651	$192
MVP Southgate Project. In April 2018, the MVP Joint Venture announced the MVP Southgate project, which is a contemplated interstate pipeline that was approved by the FERC to extend approximately 75-miles from the MVP at Pittsylvania County, Virginia to new delivery points in Rockingham and Alamance Counties, North Carolina. The Company is expected to operate the MVP Southgate pipeline and owned a 47.2% interest in the MVP Southgate project as of September 30, 2023. The MVP Joint Venture continues to engage with the project shipper, Dominion Energy North Carolina, and a prospective customer regarding refining the MVP Southgate project’s design, scope and/or timing for the benefit of such customers in lieu of pursuing the project as originally contemplated. Dominion Energy North Carolina’s obligations under the precedent agreement in support of the original project are subject to certain conditions, including, among others, that the MVP Joint Venture will have completed construction of the project facilities by December 31, 2023. The Company is unable to ensure the results of the continued engagement between the MVP Joint Venture and Dominion Energy North Carolina and a prospective customer, including the ultimate design, scope, timing, undertaking or completion of the project.
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
The achievement of the MVP Joint Venture being authorized by the FERC to commence service on the MVP on or before the Expiration Date represented a performance condition as defined by ASC 718, Share-based Compensation, that should be assessed at the end of each reporting period as to whether the performance condition is probable of being achieved. Due to the graded vesting of the MVP PSU Program awards to the Senior Executives, the Company recognizes compensation cost over the requisite service period for each separately vested tranche of the award as though each award was, in substance, its own award. In June 2023, the performance condition associated with the MVP PSU Program awards was deemed to be probable. During the nine months ended September 30, 2023, the Company recognized compensation cost of approximately $19.4 million that includes the cumulative catch-up of approximately $14.1 million to reflect the requisite service period of each award that has been provided to date. As of September 30, 2023, there was approximately $4.9 million of unrecognized compensation cost related to non-vested MVP PSU Program awards that is expected to be recognized over a remaining weighted average vesting term of approximately 0.8 years.
The following table provides detailed information on the MVP PSU Program as of September 30, 2023:

MVP PSU Program	Non-vested Shares	Grant Date Fair Value (a)	Fair Value (Thousands)	Requisite Service Period	Unrecognized Compensation Cost (Thousands)
LTIP Participants	1,367,983	$9.59	$13,119	28 months	$1,551
Senior Executives T1	579,015	$9.59	5,553	28 months	666
Senior Executives T2	289,511	$9.59	2,776	40 months	1,126
Senior Executives T3	289,504	$9.59	2,776	52 months	1,530
(a)    Determined based upon the closing price of the Company's common stock on the day before the grant date.
In connection with considering the Company’s ongoing efforts to complete the MVP project, the Board took note of the significant legal and regulatory obstacles that delayed progress on the MVP project that were outside of the control of the Company, particularly since the inception of the MVP PSU Program, the efforts undertaken by many of the Company’s employees, including the NEOs, to overcome these obstacles, and ongoing risks. The Board also is focused on and seeks to promote the Company's top priority of completing the MVP project safely and in compliance with applicable environmental standards. Taking into account these factors, the proximity of the Expiration Date, and noting the potential that the Expiration

Date could distract from, or be cited by project opponents as a distraction from, a focus on safety and environmental compliance, the Board, on July 26, 2023, with the recommendation of the Compensation Committee, approved an amendment to the MVP PSU Program to eliminate the Expiration Date as a term of the MVP PSU Program and all award agreements thereunder (the MVP PSU Amendment).
Accordingly, the Equitrans Midstream Corporation Senior Executive 2021 MVP Performance Share Units Award Agreements to which the NEOs are parties and the Equitrans Midstream Corporation LTIP Participant 2021 MVP Performance Share Units Award Agreements were amended to reflect the elimination of the Expiration Date, and the calculation of shares retained in the event of a participant’s termination due to death, disability or retirement also was clarified. All other terms of the award agreements remain in full force and effect.
The MVP PSU Amendment resulted in a change to the original performance condition of the MVP PSU Program. As such, the Company accounted for the MVP PSU Amendment as a Type Ι modification in accordance with ASC 718, which did not result in any additional compensation cost related to the awards.
6.    Debt

Amended EQM Credit Facility. As of September 30, 2023, the Company had aggregate commitments available under that certain Third Amended and Restated Credit Agreement, dated as of October 31, 2018 (as amended, supplemented or otherwise modified, the Amended EQM Credit Facility), among EQM, as borrower, Wells Fargo Bank, National Association, as the administrative agent, swing line lender, and an L/C issuer, the lenders party thereto from time to time and any other persons party thereto from time to time, of approximately $2.16 billion before October 31, 2023, with approximately $1.55 billion in aggregate commitments available on and after October 31, 2023 and prior to April 30, 2025. As of September 30, 2023, EQM had approximately $525 million of borrowings and $220.7 million of letters of credit outstanding under the Amended EQM Credit Facility. The amount EQM is able to borrow under the Amended EQM Credit Facility is bounded by a maximum Consolidated Leverage Ratio (as defined in the Amended EQM Credit Facility) that, as of September 30, 2023, could not exceed 5.50 to 1.00. Effective as of October 1, 2023 (the MVP Mobilization Effective Date, as defined in the Amended EQM Credit Facility), the maximum Consolidated Leverage Ratio permitted with respect to the fiscal quarter ending December 31, 2023 and the end of each of EQM’s three consecutive fiscal quarters thereafter is 5.85 to 1.00, with the then-applicable ratio being tested as of the end of each fiscal quarter. As of the MVP Mobilization Effective Date, as defined in the Amended EQM Credit Facility, EQM expects to have the ability to borrow approximately $0.6 billion under the Amended EQM Credit Facility. As of December 31, 2022, EQM had approximately $240 million of borrowings and $234.9 million of letters of credit outstanding under the Amended EQM Credit Facility. For the avoidance of doubt, any reference to the Amended EQM Credit Facility as of any particular date shall mean the Amended EQM Credit Facility as in effect on such date.
During the three and nine months ended September 30, 2023, the maximum outstanding borrowings at any time were approximately $525 million and the average daily balances were approximately $337 million and $263 million, respectively. EQM incurred interest at weighted average annual interest rates of approximately 8.2% and 7.9% for the three and nine months ended September 30, 2023, respectively. For the three and nine months ended September 30, 2023, commitment fees of $2.0 million and $6.4 million, respectively, were paid to maintain credit availability under the Amended EQM Credit Facility. During the three and nine months ended September 30, 2022, the maximum outstanding borrowings at any time were approximately $190 million and $280 million, respectively, and the average daily balances were approximately $143 million and $176 million, respectively. EQM incurred interest at weighted average annual interest rates of approximately 4.8% and 3.8% for the three and nine months ended September 30, 2022, respectively. For the three and nine months ended September 30, 2022, commitment fees of $2.3 million and $6.1 million, respectively, were paid to maintain credit availability under the Amended EQM Credit Facility. As of September 30, 2023, no term loans were outstanding under the Amended EQM Credit Facility.
See Note 10 for a discussion of the Fourth Amendment (as defined in Note 10) to the Amended EQM Credit Facility.
Eureka Credit Facility. On May 13, 2021, Eureka Midstream, LLC (Eureka) entered into a $400 million senior secured revolving credit facility with Sumitomo Mitsui Banking Corporation, as administrative agent, the lenders party thereto from time to time and any other persons party thereto from time to time (the 2021 Eureka Credit Facility). On March 29, 2023, Eureka entered into an amendment (the First Eureka Amendment) to the 2021 Eureka Credit Facility. The First Eureka Amendment replaced the London Interbank Offered Rate with the Secured Overnight Financing Rate as the benchmark rate for borrowings, including a credit spread adjustment of 0.10% for all applicable interest periods, as well as for daily swing line borrowings. Any reference to the 2021 Eureka Credit Facility as of any particular date shall mean the 2021 Eureka Credit Facility as in effect on such date.
As of September 30, 2023, and December 31, 2022, Eureka had approximately $315 million and $295 million, respectively, of borrowings outstanding under the 2021 Eureka Credit Facility. For the three and nine months ended September 30, 2023, the maximum amount of outstanding borrowings under the 2021 Eureka Credit Facility at any time were approximately $315 million, the average daily balances were approximately $315 million and $307 million, respectively, and Eureka incurred interest at weighted average annual interest rates of approximately 8.0% and 7.6%, respectively. For the three and nine months ended September 30, 2023, commitment fees of $0.1 million and $0.3 million, respectively, were paid to maintain credit availability under the 2021 Eureka Credit Facility. For the three and nine months ended September 30, 2022, the maximum amount of outstanding borrowings under the 2021 Eureka Credit Facility at any time was approximately $295 million, the average daily balances were approximately $290 million and $296 million, respectively, and Eureka incurred interest at weighted average annual interest rates of approximately 4.8% and 4.3%, respectively. For the three and nine months ended September 30, 2022, commitment fees of $0.1 million and $0.4 million, respectively, were paid to maintain credit availability under the 2021 Eureka Credit Facility.
See Note 10 for a discussion of the Second Eureka Amendment (as defined in Note 10) to the 2021 Eureka Credit Facility.
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
As of September 30, 2023, EQM and Eureka were in compliance with all debt provisions and covenants.
7.    Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis. The Company records derivative instruments at fair value on a gross basis in its consolidated balance sheets. The EQT Global GGA provides for potential cash bonus payments payable by EQT to the Company during the period beginning on the first day of the calendar quarter in which the MVP full in-service date occurs through the calendar quarter ending December 31, 2024 (the Henry Hub cash bonus payment provision). The potential cash bonus payments are conditioned upon the quarterly average of certain Henry Hub natural gas prices exceeding certain price thresholds. The Henry Hub cash bonus payment provision is accounted for as a derivative instrument and recorded at its estimated fair value using a Monte Carlo simulation model. Significant inputs used in the fair value measurement include NYMEX Henry Hub natural gas futures prices as of the date of valuation, probability-weighted assumptions regarding MVP project completion, risk-free interest rates based on U.S. Treasury rates, expected volatility of NYMEX Henry Hub natural gas futures prices and an estimated credit spread of EQT. The probability-weighted assumptions regarding MVP project completion utilizing internally developed methodologies, and the expected volatility of NYMEX Henry Hub natural gas futures prices, used in the valuation methodology represent significant unobservable inputs causing the Henry Hub cash bonus payment provision to be designated as a Level 3 fair value measurement. An expected average volatility of approximately 50.0% was utilized in the valuation model, which is based on market-quoted volatilities of relevant NYMEX Henry Hub natural gas forward prices.
As of September 30, 2023, the fair value of the Henry Hub cash bonus payment provision was $30.4 million, of which $25.3 million was recorded in other current assets and $5.1 million was recorded in other assets on the Company's consolidated balance sheets. As of December 31, 2022, the fair value of the Henry Hub cash bonus payment provision was $23.0 million which was recorded in other assets on the Company's consolidated balance sheets. During the three and nine months ended September 30, 2023, the Company recognized a loss of $3.4 million and a gain of $7.5 million, respectively, and during the three and nine months ended September 30, 2022, the Company recognized a loss of $0.8 million and a gain of $4.5 million, respectively, representing the change in estimated fair value of the derivative instrument during the respective periods, which in each case are recorded in other (expense) income, net in the Company's statements of consolidated comprehensive income.
Other Financial Instruments. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short maturity of the instruments. The carrying values of borrowings under the Amended EQM Credit Facility and the 2021 Eureka Credit Facility approximate fair value as the interest rates are based on prevailing market rates. As EQM's borrowings under its senior notes are not actively traded, their fair values are estimated using an income approach model that applies a discount rate based on prevailing market rates for debt with similar remaining time-to-maturity and credit risk; as such, their fair values are Level 2 fair value measurements. The fair value of the Preferred Interest is a Level 3 fair value measurement and is estimated using an income approach model that applies a market-based discount rate. As of September 30, 2023, and December 31, 2022, the estimated fair values of the Preferred Interest were approximately $88.5 million and $95.2 million, respectively, and the carrying values of the Preferred Interest were approximately $90.0 million and $94.3 million, respectively. As of September 30, 2023, the carrying value of the Preferred Interest exceeded its estimated fair value, which was considered temporary and not material.
8.    Earnings Per Share
The Company excluded 1,033 (in thousands) of weighted average anti-dilutive securities related to stock-based compensation awards from the computation of diluted weighted average common shares outstanding for the nine months ended September 30, 2023. The Company excluded 844 and 782 (in thousands) of weighted average anti-dilutive securities related to stock-based compensation awards from the computation of diluted weighted average common shares outstanding for the three and nine months ended September 30, 2022, respectively. The Equitrans Midstream Preferred Shares were anti-dilutive to the computation of diluted weighted average common shares outstanding for all periods presented.
The Company grants Equitrans Midstream phantom units to non-employee directors that will be paid in Equitrans Midstream common stock upon the director's termination of service from the Company's Board of Directors. As there are no remaining service, performance or market conditions related to these awards, 819 and 723 (in thousands) Equitrans Midstream phantom units were included in the computation of basic and diluted weighted average common shares outstanding for the three and nine months ended September 30, 2023, respectively, and 567 and 599 (in thousands) Equitrans Midstream phantom units were included in the computation of basic and diluted weighted average common shares outstanding for the three and nine months ended September 30, 2022, respectively.
9.     Income Taxes
The Company's effective tax rate was (9.2)% for the three months ended September 30, 2023 compared to 0.1% for the three months ended September 30, 2022. The Company's effective tax rate was (4.9)% for the nine months ended September 30, 2023 compared to (2.4)% for the nine months ended September 30, 2022. The Company calculates the provision for income taxes for interim periods by applying an estimate of the annual effective tax rate for the full fiscal year to "ordinary" income or loss (income (loss) before income taxes excluding unusual or infrequently occurring items) for the periods. The effective tax rate was lower for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 and lower compared to the statutory rate for the three and nine months ended September 30, 2023 primarily due to the impact of projected AFUDC – equity on the MVP project and the impact of changes in the valuation allowance that limit tax benefits for the Company’s federal and state deferred tax assets. The effective tax rate for the three and nine months ended September 30, 2022 was lower than the statutory rate due to the increase in the valuation allowances that limit tax benefits for the Company’s federal and state deferred tax assets, primarily due to the impairment of the Company's equity method investment in the MVP Joint Venture and its impact on the loss before income taxes.
For the nine months ended September 30, 2023, the Company recorded unrecognized tax benefits and interest of $1.2 million. During the three months ended September 30, 2023, unrecognized tax benefits and interest decreased by approximately $1.0 million due to the expiration of statutes of limitation, which impacted the effective tax rate. Interest on unrecognized tax benefits was $0.2 million for the nine months ended September 30, 2023, which was recorded as a component of income tax expense.
For the nine months ended September 30, 2023, the Company believes that it is more likely than not that the benefit from a portion of its federal and state net operating loss (NOL) carryforwards, deferred tax assets related to interest disallowance under Internal Revenue Code Section 163(j), and certain state deferred tax assets, net of offsetting deferred tax liabilities, will not be realized and accordingly, the Company maintains related valuation allowances. For the nine months ended September 30, 2023, the Company recorded approximately $68.3 million income tax benefit related to changes in valuation allowances because of decreases in federal and state deferred tax assets. As of September 30, 2023 and December 31, 2022, the valuation allowances related to federal and state deferred tax assets were approximately $88.4 million and $156.7 million, respectively.
10.     Subsequent Events
On October 5, 2023, Eureka entered into an amendment (the Second Eureka Amendment) to the 2021 Eureka Credit Facility. The Second Eureka Amendment extended the stated maturity date of the 2021 Eureka Credit Facility, with such extension only applicable for the lenders approving the Second Eureka Amendment, from November 13, 2024 to November 13, 2025.
On October 6, 2023 (the Fourth Amendment Date), EQM entered into an amendment (the Fourth Amendment) to the Amended EQM Credit Facility. The Fourth Amendment extended the stated maturity date of the Amended EQM Credit Facility with such extension only applicable for the lenders approving the Fourth Amendment, from April 30, 2025 to April 30, 2026. After giving effect to such extension contemplated by the Fourth Amendment, EQM has aggregate commitments available under the Amended EQM Credit Facility of approximately $2.16 billion before October 31, 2023, approximately $1.55 billion in aggregate commitments available on and after October 31, 2023 and prior to April 30, 2025, and approximately $1.45 billion in aggregate commitments available on and after April 30, 2025 and prior to April 30, 2026.

EQUITRANS MIDSTREAM CORPORATION
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of financial condition and results of operations in conjunction with the consolidated financial statements, and the notes thereto, included elsewhere in this report.
Cautionary Statements
Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Section 27A of the Securities Act of 1933, as amended (the Securities Act). Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as “aim,” “anticipate,” “approximate,” “aspire,” “assume,” “believe,” “budget,” “continue,” “could,” “design,” “estimate,” “expect,” “focused,” “forecast,” “goal,” “guidance,” “intend,” “may,” “objective,” “opportunity,” “outlook,” “plan,” “position,” “potential,” “predict,” “project,” “pursue,” “scheduled,” “seek,” “should,” “strategy,” “strive,” “target,” “view,” “will,” or “would” and other words of similar meaning in connection with any discussion of future operating or financial matters. Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the matters discussed in the section captioned "Outlook" in Part I, "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," and the expectations of plans, strategies, objectives, and growth and anticipated financial and operational performance of Equitrans Midstream Corporation (together with its subsidiaries, Equitrans Midstream or the Company), including the following and/or statements with respect thereto, as applicable:
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
•the cost to construct or restore right-of-way for, capacity of, shippers for, timing and durability of regulatory approvals and concluding litigation, final design (including project scope, expansions, extensions or refinements and capital related thereto), ability and timing to contract additional capacity on, mitigate emissions from, targeted in-service dates of, and completion (including potential timing of such completion) of current, planned or in-service projects or assets, in each case as applicable;
•the effect of the Fiscal Responsibility Act of 2023 on the MVP Joint Venture's ability to complete the MVP project;
•the ability to achieve, and targeted timing for achieving, completion of the MVP project, risks related thereto, the realizability of the MVP performance award program, and the degree to which, if at all, the MVP PSU Amendment (as defined in Note 5) fosters the Company completing the MVP project safely and in compliance with environmental standards;
•the targeted total MVP project cost and schedule, including the timing for contractual obligations to commence, and the ability to continue construction in the winter, potential receipt of in-service authorization, and the realizability of the perceived benefits of the MVP project;
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
•     the potential effects of any consolidation of or effected by upstream gas producers, including acquisitions of midstream assets, whether in or outside of the Appalachian Basin;
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
•     future decisions of customers in respect of production growth, curtailing natural gas production, timing of turning wells in line, rig and completion activity and related impacts on the Company's business, and the effect, if any, on such future decisions should the MVP be brought in-service, as well as the potential for increased volumes to flow to the Company's gathering and transmission system to supply the MVP following in-service;
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
The forward-looking statements included in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company has based these forward-looking statements on management's current expectations and assumptions about future events. While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, judicial, construction and other risks and uncertainties, many of which are difficult to predict and are beyond the Company's control, including, as it pertains to the MVP project, risks and uncertainties such as the physical construction conditions, including steep slopes and any further unexpected geological impediments, continued crew availability and productivity realizable in the winter season, project opposition, the receipt of certain time of year and other variances and approvals, and potential winter weather. The risks and uncertainties that may affect the operations, performance and results of the Company's business and forward-looking statements include, but are not limited to, those set forth under Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, as updated by this Quarterly Report on Form 10-Q, as applicable.
Any forward-looking statement speaks only as of the date on which such statement is made, and the Company does not intend to correct or update any forward-looking statement, unless required by securities laws, whether as a result of new information, future events or otherwise. As forward-looking statements involve significant risks and uncertainties, caution should be exercised against placing undue reliance on such statements.
Executive Overview
Net income (loss) attributable to Equitrans Midstream common shareholders was $112.8 million, $0.26 per diluted share, for the three months ended September 30, 2023 compared to $(520.5) million, $(1.20) per diluted share, for the three months ended September 30, 2022. The increase resulted primarily from an impairment of the Company's equity method investment in the MVP Joint Venture incurred during the three months ended September 30, 2022, higher equity income and higher income tax benefit, partially offset by higher operating expenses.
Net income (loss) attributable to Equitrans Midstream common shareholders was $252.5 million, $0.58 per diluted share, for the nine months ended September 30, 2023 compared to $(393.8) million, $(0.91) per diluted share, for the nine months ended September 30, 2022. The increase resulted primarily from an impairment of the Company's equity method investment in the MVP Joint Venture incurred during the nine months ended September 30, 2022, higher equity income, higher operating revenues, a loss on extinguishment of debt incurred during the nine months ended September 30, 2022 and higher income tax benefit, partially offset by higher operating expenses and higher interest expense.
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
In September 2023, the Company announced that, effective January 1, 2024, Mr. Thomas F. Karam will step down as Chief Executive Officer (CEO) of the Company and Diana M. Charletta, currently the Company’s President and Chief Operating Officer, will succeed Mr. Karam as CEO. Mr. Karam will remain with the Company as Executive Chairman. Also in September 2023, Mr. Karam was awarded and paid a $7.5 million bonus (Bonus) in express recognition of Mr. Karam’s relentless efforts towards navigating legal and regulatory setbacks to the MVP project, including, specifically, building consensus over a substantial period of time regarding the importance of the MVP project to the nation’s energy security and reliability with a variety of stakeholders, particularly with members of the United States Congress and the Biden Administration, which was reflected in the historic inclusion of provisions mandating the completion of the MVP project in the Fiscal Responsibility Act of 2023.
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
Gathering Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
	(Thousands, except per day amounts)
FINANCIAL DATA
Firm reservation fee revenues (a)	$147,137	$144,730	1.7	$428,945	$415,932	3.1
Volumetric-based fee revenues (b)	72,950	82,450	(11.5)	212,088	256,352	(17.3)
Total operating revenues	220,087	227,180	(3.1)	641,033	672,284	(4.6)
Operating expenses:
Operating and maintenance	23,799	27,855	(14.6)	70,331	71,971	(2.3)
Selling, general and administrative	30,365	21,717	39.8	88,319	60,051	47.1
Depreciation	48,585	49,125	(1.1)	147,321	145,953	0.9
Amortization of intangible assets	16,204	16,204	—	48,614	48,614	—
Total operating expenses	118,953	114,901	3.5	354,585	326,589	8.6
Operating income	$101,134	$112,279	(9.9)	$286,448	$345,695	(17.1)

Other (expense) income, net (c)	$(3,445)	$2,904	(218.6)	$7,477	$8,210	(8.9)

OPERATIONAL DATA
Gathered volumes (BBtu per day)
Firm capacity (d)	5,628	5,125	9.8	5,399	5,199	3.8
Volumetric-based services	2,356	2,413	(2.4)	2,198	2,600	(15.5)
Total gathered volumes	7,984	7,538	5.9	7,597	7,799	(2.6)

Capital expenditures (e)	$67,551	$73,589	(8.2)	$199,157	$195,925	1.6
(a)For the three and nine months ended September 30, 2023, firm reservation fee revenues included approximately $1.8 million and $7.5 million, respectively, of MVC unbilled revenues. For the three and nine months ended September 30, 2022, firm reservation fee revenues included approximately $8.5 million and $17.4 million, respectively, of MVC unbilled revenues.
(b)For the nine months ended September 30, 2023, volumetric-based fee revenues included a one-time contract buyout by a customer for approximately $5.0 million.
(c)Other (expense) income, net includes the unrealized (loss) gain on derivative instruments associated with the Henry Hub cash bonus payment provision and gain on sale of gathering assets. See Note 7 for further information on the Henry Hub cash bonus payment provision.
(d)Includes volumes up to the contractual MVC under agreements structured with MVCs. Volumes in excess of the contractual MVC are reported under volumetric-based services.

(e)Includes approximately $3.3 million and $11.5 million of capital expenditures related to the noncontrolling interest in Eureka Midstream for the three and nine months ended September 30, 2023, respectively, and includes approximately $5.9 million and $17.6 million of capital expenditures related to such noncontrolling interest for the three and nine months ended September 30, 2022, respectively.
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Gathering operating revenues decreased by $7.1 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Firm reservation fee revenues increased by $2.4 million due to increased contracted capacity. Volumetric-based fee revenues decreased by $9.5 million primarily due to lower effective rates.
Gathering operating expenses increased by $4.1 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Selling, general and administrative expenses increased by $8.6 million largely due to higher personnel costs primarily attributable to the Bonus. The increase in selling, general and administrative expenses is partially offset by a decrease in operating and maintenance expenses of $4.1 million primarily due to lower operating expenses associated with the divestiture of the regulated low pressure gathering assets in June 2023 and lower repairs and maintenance expense, partially offset by higher personnel costs.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Gathering operating revenues decreased by $31.3 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Firm reservation fee revenues increased by $13.0 million primarily due to $17.1 million of higher firm reservation fees associated with the EQT Global GGA due to assumption changes impacting the estimated total consideration in the prior year and increased contracted capacity, partially offset by lower average rates on a certain customer MVC. Volumetric-based fee revenues decreased by $44.3 million primarily due to lower gathered volumes resulting from reduced producer activity and lower effective rates, partially offset by a one-time contract buyout by a customer of approximately $5.0 million.
Gathering operating expenses increased by $28.0 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Selling, general and administrative expenses increased by $28.3 million primarily due to higher personnel costs primarily attributable to expenses associated with the MVP PSU Program that included a cumulative catch-up of $8.4 million since the inception of the award and the Bonus. Operating and maintenance expenses decreased by $1.6 million primarily due to lower repairs and maintenance expenses, lower operating expenses associated with the divestiture of the regulated low pressure gathering assets in June 2023, partially offset by higher personnel costs and higher property taxes. Depreciation expense increased by $1.4 million as a result of additional assets placed in-service.
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

Transmission Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
	(Thousands, except per day amounts)
FINANCIAL DATA
Firm reservation fee revenues	$82,508	$84,584	(2.5)	$266,477	$272,129	(2.1)
Volumetric-based fee revenues (a)	16,067	6,973	130.4	63,544	21,301	198.3
Total operating revenues	98,575	91,557	7.7	330,021	293,430	12.5
Operating expenses:
Operating and maintenance	13,559	4,143	227.3	42,305	15,973	164.9
Selling, general and administrative	15,204	9,428	61.3	42,739	26,270	62.7
Depreciation	14,004	13,909	0.7	41,796	41,707	0.2
Total operating expenses	42,767	27,480	55.6	126,840	83,950	51.1
Operating income	$55,808	$64,077	(12.9)	$203,181	$209,480	(3.0)

Equity income	$73,810	$48	153,670.8	$97,618	$91	107,172.5
Impairment of equity method investment	$—	$(583,057)	100.0	$—	$(583,057)	100.0

OPERATIONAL DATA
Transmission pipeline throughput (BBtu per day)
Firm capacity reservation	3,496	3,058	14.3	3,351	3,082	8.7
Volumetric-based services	14	65	(78.5)	15	41	(63.4)
Total transmission pipeline throughput	3,510	3,123	12.4	3,366	3,123	7.8

Average contracted firm transmission reservation commitments (BBtu per day)	3,515	3,748	(6.2)	3,765	4,009	(6.1)

Capital expenditures (b)	$31,332	$12,429	152.1	$54,896	$22,994	138.7
(a)For the nine months ended September 30, 2023, volumetric-based fee revenues included a one-time contract buyout by a customer for approximately $23.8 million.
(b)Transmission capital expenditures do not include aggregate capital contributions made to the MVP Joint Venture for the MVP and MVP Southgate projects of approximately $209.9 million and $280.5 million for the three and nine months ended September 30, 2023, respectively, and $46.4 million and $158.2 million for the three and nine months ended September 30, 2022, respectively.
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Transmission operating revenues increased by $7.0 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Firm reservation fee revenues decreased by $2.1 million primarily due to lower contracted capacity payments resulting from the one-time contract buyout that occurred during the first quarter of 2023. Volumetric-based fee revenues increased $9.1 million primarily as a result of increased throughput volumes.
Operating expenses increased by $15.3 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. Operating and maintenance expense increased $9.4 million primarily due to lower sales of over-recovered gas to third parties and to the Gathering segment for replenishment gas on the regulated low pressure gathering assets which were divested in June 2023, expenses associated with the Rager Mountain natural gas storage field incident and higher repairs and maintenance expenses. Selling, general and administrative expenses increased by $5.8 million largely due to higher personnel costs primarily attributable to the Bonus and higher professional fees.
Impairment of equity method investment reflects the impairment of the Company's equity method investment in the MVP Joint Venture during the third quarter of 2022. See Note 4 for further information.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Transmission operating revenues increased by $36.6 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Firm reservation fee revenues decreased by $5.7 million primarily due to lower contracted capacity payments resulting from the one-time contract buyout included in volumetric-based fee revenues that occurred during the first quarter of 2023, partially offset by higher average reservation rates. Volumetric-based fee revenues increased $42.2 million primarily as a result of a one-time contract buyout by a customer of approximately $23.8 million and increased throughput volumes.
Operating expenses increased by $42.9 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Operating and maintenance expense increased $26.3 million primarily due to lower sales of over-recovered gas to third parties and to the Gathering segment for replenishment gas on the regulated low pressure gathering assets which were divested in June 2023, expenses associated with the Rager Mountain natural gas storage field incident, increased personnel costs, and higher repairs and maintenance expenses, partially offset by lower property taxes. Selling, general and administrative expenses increased $16.5 million resulting primarily from higher personnel costs primarily due to expenses associated with the MVP PSU Program that included a cumulative catch-up of $3.2 million since the inception of the award and the Bonus, an increased reserve for bad debt expense and higher professional fees.
Impairment of equity method investment reflects the impairment of the Company's equity method investment in the MVP Joint Venture during the third quarter of 2022. See Note 4 for further information.
In August 2023, the root cause analysis, which was conducted by an independent, third-party company with expertise in reservoir management and well and corrosion engineering, was submitted to the PHMSA, which root cause analysis indicated that the direct cause of the venting from the relevant Rager Mountain facility storage well (well #2244) was due to corrosion caused by the infiltration of water, oxygen and debris into the well's annulus, and such corrosion resulted in a failure of the well casing. Based on results of an inventory verification test conducted after the venting incident was resolved, the Company’s initial gas loss estimate for well #2244 was approximately 1.29 Bcf. Following completion of the root cause analysis, the cumulative gas loss was determined to be approximately 1.164 Bcf, approximately 1.037 Bcf of which was vented to the atmosphere and roughly 0.127 Bcf was diverted to and contained within formation(s) located at approximately 1,800’ and/or 3,000’ below ground. Post-incident workstreams related to the safe and environmentally responsible operation of the Rager Mountain facility and other storage fields are ongoing.
The Company worked with various third-party experts to identify and address the causes and/or contributors to the November 2022 incident. The damaged casing on well #2244 has been replaced, and the well remains temporarily plugged. It has not yet been determined whether the well will be permanently plugged or returned to service. Additionally, several other Rager wells have undergone top joint casing replacements to address proactively less-aggressive corrosion that was identified. The Company also has performed supplemental evaluations and testing, including updated wireline logging, on all other wells at the Rager Mountain facility. In October 2023, following authorization from PHMSA of the Company's injection plan for the Rager Mountain facility, the Company returned the Rager Mountain facility, other than well #2244 and two additional wells, to injection operations, subject to requirements specified in the consent agreement between the PHMSA and the Company. The Company is continuing and expects to continue to incur costs and expenses as a result of or arising in relation to the incident and future costs and expenses would be reflected in the Company's future Transmission operating results. For additional information, see Part II, "Item 1. Legal Proceedings" of this Quarterly Report on Form 10-Q. See also, "The November 2022 incident involving the venting of natural gas from a well at Equitrans, L.P.’s Rager Mountain natural gas storage facility required that we incur costs and expenses to halt such venting, and investigate and respond to the incident, including undertaking ongoing reviews of other storage assets. Activities and investigations responsive to the incident are ongoing, and, consequently, we are incurring and in the future we expect to incur further costs and expenses, whether resulting from or arising out of the incident, which could, depending on their scope and timing, materially adversely affect our business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders." included in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
Equity income increased by $73.8 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 and $97.5 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, respectively, due to the increase in the MVP Joint Venture's AFUDC on the MVP project resulting from the resumption of growth construction activities. The Company's equity income in future periods will continue to be affected by the MVP project growth construction activities and associated AFUDC, and the timing of the completion of the MVP project, and such impact could continue to be substantial. See Note 4, "Outlook" below and Part II, "Item 1. Legal Proceedings" of this Quarterly Report on Form 10-Q for information on factors that have affected and/or, as applicable, could affect MVP project growth construction activities.

Water Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
	(Thousands, except MMgal amounts)
FINANCIAL DATA
Firm reservation fee revenues	$11,029	$9,375	17.6	$29,793	$24,502	21.6
Volumetric-based fee revenues	8,823	3,639	142.5	32,473	12,292	164.2
Total operating revenues	19,852	13,014	52.5	62,266	36,794	69.2
Operating expenses:
Operating and maintenance	5,666	3,280	72.7	18,965	12,818	48.0
Selling, general and administrative	9,782	2,230	338.7	13,620	5,956	128.7
Depreciation	6,655	5,162	28.9	19,029	14,483	31.4
Total operating expenses	22,103	10,672	107.1	51,614	33,257	55.2
Operating (loss) income	$(2,251)	$2,342	(196.1)	$10,652	$3,537	201.2

OPERATIONAL DATA
Water services volumes (MMgal)
Firm capacity reservation (a)	170	107	58.9	392	323	21.4
Volumetric-based services	188	96	95.8	707	358	97.5
Total water volumes	358	203	76.4	1,099	681	61.4

Capital expenditures	$9,574	$17,041	(43.8)	$31,798	$49,132	(35.3)
(a)    Includes volumes up to the contractual MVC under agreements structured with MVCs or ARCs, as applicable. Volumes in excess of the contractual MVC are reported under volumetric-based services.
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Water operating revenues increased by $6.8 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 as a result of increased volumetric-based fee revenues primarily due to higher volumes and higher average rates. Firm reservation fee revenues increased by $1.7 million primarily as a result of increased MVC revenues.
Water operating expenses increased by $11.4 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Selling, general and administrative expense increased $7.6 million primarily due to a contract asset write-down. Operating and maintenance expense increased $2.4 million due to higher pipeline expenses and higher purchased water costs as a result of increased activity and higher mixed-use water storage expenses related to storage facilities placed in-service during 2023. Depreciation expense increased $1.5 million due to additional assets placed in-service.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Water operating revenues increased by $25.5 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Firm reservation fee revenues increased by $5.3 million primarily as a result of increased revenues associated with ARCs associated with the 2021 Water Services Agreement that commenced in March 2022. Volumetric-based fee revenues increased by $20.2 million primarily due to higher volumes and higher average rates.
Water operating expenses increased by $18.4 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Selling, general and administrative expense increased $7.7 million primarily due to a contract asset write-down. Operating and maintenance expense increased $6.1 million due to higher mixed-use water storage expenses related to storage facilities placed in-service during the nine months ended September 30, 2023 and higher purchased water costs resulting from increased activity. Depreciation expense increased by $4.5 million due to additional assets placed in-service.
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
Other Income Statement Items
Other (Expense) Income, Net
Other (expense) income, net decreased by $5.5 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease was primarily due to a $3.4 million unrealized loss on derivative instruments during the three months ended September 30, 2023, as compared to a $0.8 million unrealized loss on derivative instruments during the three months ended September 30, 2022, primarily due to the impact of changes in the targeted in-service date for the MVP project and changes in NYMEX Henry Hub natural gas futures prices associated with the Henry Hub cash bonus payment provision, as well as a $3.7 million gain on the sale of non-core gathering assets during the three months ended September 30, 2022.
Other (expense) income, net increased by $0.5 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was primarily due to a $7.5 million unrealized gain on derivative instruments during the nine months ended September 30, 2023, as compared to a $4.5 million unrealized gain on derivative instruments during the nine months ended September 30, 2022, primarily due to changes in probability-weighted assumptions regarding MVP project completion, as well as changes in NYMEX Henry Hub natural gas futures prices associated with the Henry Hub cash bonus payment provision and sublease income, partially offset by a $3.7 million gain on the sale of non-core gathering assets during the nine months ended September 30, 2022.
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
Net Interest Expense
Net interest expense increased by $5.2 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to increased interest rates and borrowings under the revolving credit facilities, partially offset by the redemption of the 2023 Notes effected in June 2023 and increased interest income.
Net interest expense increased by $25.6 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to interest on the senior notes issued in 2022 and increased interest rates and borrowings under the revolving credit facilities, partially offset by the impact of the 2022 Tender Offers.
See Note 6 and Note 10 for a discussion of certain of the Company's outstanding debt.
Income Tax Expense (Benefit)
See Note 9 for an explanation of the changes in income tax expense for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022.
Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest decreased by $0.7 million and $2.3 million for the three and nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022, respectively, as a result of lower net income on Eureka Midstream.
Capital Expenditures
See "Investing Activities" and "Capital Requirements" under "Capital Resources and Liquidity" for a discussion of capital expenditures and capital contributions.

Outlook
The Company's strategically located assets overlay core acreage in the Appalachian Basin. The location of the Company's assets allows its producer customers to access major demand markets in the U.S. The Company is one of the largest natural gas gatherers in the U.S. and its largest customer, EQT, was one of the largest natural gas producers in the U.S. based on average daily sales volumes as of September 30, 2023 and EQT's public senior debt had investment grade credit ratings from Standard & Poor's Global Ratings (S&P), Fitch Ratings (Fitch) and Moody's Investors Service (Moody's) as of that date. During the nine months ended September 30, 2023, approximately 70% of the Company's operating revenues were generated from firm reservation fee revenues. Generally, the Company is focused on utilizing contract structures reflecting long-term firm capacity, MVC or ARC commitments which are intended to provide support to its cash flow profile. The percentage of the Company's operating revenues that are generated by firm reservation fees (as well as the Company's revenues generally) may vary year to year depending on various factors, including customer volumes and the rates realizable under the Company's contracts, including the EQT Global GGA which provides for periodic gathering MVC fees declines through January 1, 2028 (with the fees then remaining fixed throughout the remaining term), including if MVP would not achieve full in-service. Additionally, as discussed below, in connection with MVP full in-service the EQT Global GGA provides for more significant potential gathering MVC fees declines in certain contract years.
The Company's principal strategic aim is to achieve greater scale and scope, enhance the durability of its financial strength and to continue to work to position itself for a lower carbon economy, which the Company expects will drive future growth and investment. The Company’s strategy reflects its continued pursuit of its organic growth projects, including particularly the MVP given the Company’s belief that the MVP will, among other benefits, allow for greater natural gas production in the southwestern Appalachian Basin (and/or result in increased volumes flowing to the Company's gathering and transmission system given the Company's belief in the system's current unique positioning to provide the supply path to MVP), focusing on identifying opportunities to use its existing assets to deepen and grow its customer relationships at optimized levels of capital spending and taking into account the Company's leverage, and continuing to prudently invest resources in its sustainability-oriented initiatives. The Company is also continuing to focus on maintaining and strengthening its balance sheet. Additionally, the Company periodically evaluates strategically aligned inorganic growth opportunities (whether within its existing footprint or to extend the Company's reach into the southeast United States and to become closer to key demand markets, such as the Gulf of Mexico LNG export market).
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
•Mountain Valley Pipeline. The MVP is being constructed by a joint venture among the Company and affiliates of each of NextEra Energy, Inc. (NEE), Consolidated Edison, Inc. (Con Edison), AltaGas Ltd. and RGC Resources, Inc. (RGC). As of September 30, 2023, the Company owned an approximate 47.7% interest in the MVP project and will operate the MVP. The MVP is an estimated 300-mile, 42-inch diameter natural gas interstate pipeline with a targeted capacity of 2.0 Bcf per day that is designed to span from the Company's existing transmission and storage system in Wetzel County, West Virginia to Pittsylvania County, Virginia, which will provide access to the growing southeast demand markets. The MVP Joint Venture has secured a total of 2.0 Bcf per day of firm capacity commitments at 20-year terms. Additional shippers have expressed interest in the MVP project and the MVP Joint Venture is evaluating an expansion opportunity that could add approximately 0.5 Bcf per day of capacity through the installation of incremental compression.
In October 2017, the FERC issued the Certificate of Public Convenience and Necessity for the MVP. In the first quarter of 2018, the MVP Joint Venture received limited notice to proceed with certain construction activities from the FERC and commenced construction. However, as discussed in "The regulatory approval process for the construction of new midstream assets is very challenging, has significantly increased costs and delayed then-targeted in-service dates, and decisions by regulatory and judicial authorities in pending or potential proceedings, particularly with respect to litigation in the Fourth Circuit regarding MVP, are likely to impact our or the MVP Joint Venture's ability to obtain or maintain in effect all approvals and authorizations necessary to complete certain projects in a timely manner or at all, or our ability to achieve the expected investment returns on the projects." included in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, as well as in Part II, "Item 1. Legal Proceedings" of this Quarterly Report on Form 10-Q, the MVP project was repeatedly, significantly delayed and subject to cost increases because of legal and regulatory setbacks, particularly in respect of litigation in the U.S. Court of Appeals for the Fourth Circuit (Fourth Circuit).
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
As further discussed in Part II, "Item 1. Legal Proceedings" of this Quarterly Report on Form 10-Q, project opponents continue to challenge MVP project-related authorizations. In connection with certain of such challenges, the Fourth Circuit issued a stay halting MVP project construction in the JNF and a stay of the 2023 BiOp, effectively halting forward construction for the entirety of the MVP project, on July 10, 2023 and July 11, 2023, respectively. The MVP Joint Venture subsequently filed an emergency application to vacate the stays with the U.S. Supreme Court and the U.S. Supreme Court vacated the stays on July 27, 2023. Accordingly, the MVP Joint Venture recommenced forward construction activity.
On October 18, 2023, the Company announced that following the MVP Joint Venture's comprehensive review of progress achieved since the resumption of forward construction in August 2023 and construction activity remaining for completion of the MVP project, the MVP Joint Venture refined the targeted timing for completing construction of the project from year-end 2023 to the first quarter of 2024, with the total project cost anticipated to be approximately $7.2 billion (excluding AFUDC), which includes approximately $120 million of contingency. Based on such targeted completion timing and following in-service authorization from the FERC, contractual obligations accordingly would commence on or before April 1, 2024.
Certain unforeseen factors have substantially affected the pace of construction and account for more than half of the increase in estimated project costs. The ramp up of MVP’s contractor workforce has been slower and more challenging than expected, due to multiple crews electing not to work on the project based on the history of court-related construction stops, and the inability to recruit crews with required and sufficient experience. Additionally, productivity and cost have been adversely affected in areas of challenging terrain and geology, in part because of the MVP Joint Venture’s commitment to, and application of, heightened environmental protocols. The MVP Joint Venture will continue to prioritize the safety of its workforce, communities, and assets, and the project’s compliance with applicable environmental standards and regulations.
The remaining increase in total project cost is attributable to a number of other factors, including certain financial settlements with contractors, labor and fuel inflation, and enhanced safety and security measures. While the remaining construction is subject to certain factors, including, among others, the physical construction conditions, crew availability, and productivity during the winter season, the MVP Joint Venture has made meaningful forward construction progress and construction will continue into the winter months, with the goal of responsibly completing the remaining construction activity and realizing the benefits of the MVP project for a diverse mix of stakeholders as promptly as practicable. Further adverse developments however, whatever the cause, affecting the MVP project could further increase project costs and/or further delay completion of the project, and adversely affect the Company. See also "Expanding our business by constructing new midstream assets subjects us to construction, regulatory, environmental, political and legal uncertainties that are beyond our control." included in Part I, "Item 1A. Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2022. See also Part II, "Item 1. Legal Proceedings" of this Quarterly Report on Form 10-Q.
On November 4, 2019, Con Edison exercised an option to cap its investment in the construction of the MVP project at approximately $530 million (excluding AFUDC). On May 4, 2023, RGC exercised an option for the Company to fund RGC’s portion of future capital contributions with respect to the MVP project, which funding the Company commenced in June 2023 and will continue through the full in-service date of the MVP. The Company and NEE are obligated, and RGC prior to the exercise of its option described above had opted, to fund the shortfall in Con Edison's capital contributions on a pro rata basis. Following RGC’s exercise of its option, the Company is also funding RGC’s portion of Con Edison’s shortfall. Such funding by the Company in respect of the Con Edison shortfall and RGC’s portion of capital contributions has and will correspondingly increase the Company's interests in the MVP project and decrease Con Edison's and RGC’s respective interest, as applicable, in the MVP project. If the project were to be completed in the first quarter of 2024 and at a total project cost of approximately $7.2 billion (excluding AFUDC), the Company expects its equity ownership in the MVP project would progressively increase from approximately 47.7% to approximately 48.8%.
Through September 30, 2023, the Company had funded approximately $3.0 billion to the MVP Joint Venture for the MVP project. If the MVP project were to be completed in the first quarter of 2024 and at a total project cost of approximately $7.2 billion (excluding AFUDC), the Company expects it would make total capital contributions to the MVP Joint Venture in 2023 of approximately $725 million to $745 million primarily related to forward construction, and expects that it would incur a total of approximately $3.7 billion over the project's construction, inclusive of approximately $220 million in excess of the Company's ownership interest.
•Wellhead Gathering Expansion Projects and Hammerhead Pipeline. During the nine months ended September 30, 2023, the Company invested approximately $199.2 million in gathering projects (inclusive of capital expenditures related to the noncontrolling interest in Eureka Midstream). For 2023, the Company expects to invest approximately $255 million to $275 million in gathering projects (inclusive of expected capital expenditures of approximately $15 million related to the noncontrolling interest in Eureka Midstream). The primary projects include infrastructure expansion and optimization in core development areas in the Marcellus and Utica Shales in southwestern Pennsylvania, southeastern Ohio and northern West Virginia for EQT, Range Resources Corporation (Range Resources) and other producers. The Company has seen and expects that it will continue to see the benefits of return-to-pad drilling and system integrations in 2023, and accordingly, continues to estimate gathering capital expenditures required to maintain flat gathered volumes in a given year would be approximately $200 million for 2023.
The Hammerhead pipeline is a 1.6 Bcf per day gathering header pipeline that is primarily designed to connect natural gas produced in Pennsylvania and West Virginia to the MVP, Texas Eastern Transmission and Eastern Gas Transmission, is supported by a 20-year term, 1.2 Bcf per day, firm capacity commitment from EQT, and costs approximately $540 million. The Company expects Hammerhead pipeline full commercial in-service to commence in conjunction with full MVP in-service and is focused on obtaining additional firm capacity commitments for the pipeline.
The Company also has an agreement with a producer customer to install approximately 32,000 horsepower booster compression to existing facilities. The project is backed by a long-term firm commitment and is targeted to be in-service in early 2024. The Company expects to invest approximately $60 million, with a majority of the capital spend in 2023, which is reflected within the range of 2023 investments for gathering projects noted above, and 2024.
•Transmission Projects and Equitrans Expansion Project. During the nine months ended September 30, 2023, the Company invested approximately $54.9 million in transmission projects. For 2023, the Company expects to invest approximately $80 million to $90 million in transmission projects. This includes an estimate of $5 million to $10 million of capital expenditures related to the Rager Mountain natural gas storage field incident based on current information. The $80 million to $90 million of expected investment in transmission projects also includes capital expenditures expected for 2023 associated with the Company's Ohio Valley Connector expansion project (OVCX). The Company expects OVCX will increase deliverability on the Company's existing Ohio Valley Connector pipeline (OVC) by approximately 350 MMcf per day, create new receipt and delivery transportation paths, and enhance long-term reliability. The project is supported by new long-term firm capacity commitments of 330 MMcf per day, as well as an extension of approximately 1.0 Bcf per day of existing contracted mainline capacity for EQT. OVCX is designed to meet growing demand in key markets in the mid-continent and gulf coast through existing interconnects with long-haul pipelines in Clarington, Ohio. On January 20, 2023, the FERC issued the Final Environmental Impact Statement for the project. On June 15, 2023, the FERC issued the Certificate of Public Convenience and Necessity for OVCX. On July 31, 2023, the FERC issued the Notice to Proceed and the Company commenced construction during the third quarter. The Company is targeting the incremental capacity to be in-service during the first half of 2024. The Company expects to invest approximately $160 million in the project, including approximately $60 million in 2023. The OVCX project, as well as the Company's recent successful open season for the available transmission capacity that was the subject of the one-time transmission customer's contract buyout during the first quarter of 2023, is consistent with the Company's ongoing efforts to optimize existing assets and achieve capital efficiency.
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
•MVP Southgate Project. In April 2018, the MVP Joint Venture announced the MVP Southgate project, which is a contemplated interstate pipeline that was approved by the FERC to extend approximately 75 miles from the MVP at Pittsylvania County, Virginia to new delivery points in Rockingham and Alamance Counties, North Carolina. The Company is expected to operate the MVP Southgate project and owned a 47.2% interest in the MVP Southgate project as of September 30, 2023. The MVP Southgate project, as originally designed, was estimated to cost a total of approximately $450 million to $500 million, a portion of which the Company expected to fund.
The MVP Joint Venture submitted the MVP Southgate certificate application to the FERC in November 2018. In June 2020, the FERC issued the Certificate of Public Convenience and Necessity (MVP Southgate Certificate) for the MVP Southgate; however, the FERC, while authorizing the project, directed the Office of Energy Projects not to issue a notice to proceed with construction until necessary federal permits are received for the MVP project and the Director of the Office of Energy Projects lifts the stop work order and authorizes the MVP Joint Venture to continue constructing the MVP project. The FERC conditioned its authorization on the MVP Southgate project being built and made available for service by June 18, 2023. On June 15, 2023, the MVP Joint Venture filed a request with the FERC for an extension of time to June 18, 2026 to complete the MVP Southgate. The public comment period in respect of such request ended July 24, 2023, with various parties commenting on the request, and the request is pending. In addition, there have been certain other litigation and regulatory-related delays affecting completion of the MVP Southgate project, including on August 11, 2020, the North Carolina Department of Environmental Quality denied the MVP Southgate project's application for a Clean Water Act Section 401 Individual Water Quality Certification and Jordan Lake Riparian Buffer Authorization due to then existing legal and regulatory uncertainty surrounding the completion of the MVP project, which denial was reissued in April 2021 following an appellate proceeding. On December 3, 2021, the Virginia State Air Pollution Control Board denied the permit for the MVP Southgate project’s Lambert compressor station, which decision the MVP Joint Venture initially appealed before withdrawing its request to review the denial.
The MVP Joint Venture continues to engage with Dominion Energy North Carolina and a prospective customer regarding refining the MVP Southgate project’s design, scope and/or timing for the benefit of such customers in lieu of pursuing the project as originally contemplated. Dominion Energy North Carolina’s obligations under the precedent agreement in support of the original project are subject to certain conditions, including, among others, that the MVP Joint Venture will have completed construction of the project facilities by December 31, 2023. The Company is unable to ensure the results of the continued engagement between the MVP Joint Venture and Dominion Energy North Carolina and the other prospective customer, including the ultimate design, scope, timing, undertaking or completion of the project.
•Water Operations. During the nine months ended September 30, 2023, the Company invested approximately $31.8 million in its water infrastructure, primarily to continue to construct the initial mixed-use water system buildout. The Company placed portions of the initial mixed-use water system in service during 2022 and its second above ground water storage facility into service in July 2023, which brings its total water storage capacity to 350,000 barrels. The backbone of the mixed-use water system is expected to be substantially completed in 2023. In May 2023, the Company executed an agreement with a producer customer to provide fresh and mixed use water delivery service. The Company expects to invest approximately $30 million, primarily across 2023 and 2024, to complete the project build out. The 10-year agreement is backed by a minimum volume commitment. For 2023, the Company expects to invest approximately $45 million, primarily related to the continued construction of its mixed-use water system buildout.
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
Under the EQT Global GGA, the gathering MVC fees periodically decline through January 1, 2028 (with the fees then remaining fixed throughout the remaining term), including if MVP would not achieve full in-service. Before January 1, 2026, beginning the first day of the quarter in which the full in-service date of the MVP occurs under the EQT Global GGA, the gathering MVC fees payable by EQT to the Company are subject to more significant potential declines for certain contract years as set forth in the EQT Global GGA, which, prior to EQT's exercise of the EQT Cash Option (defined below), provided for estimated aggregate fee relief of up to approximately $270 million in the first twelve-month period, up to approximately $230 million in the second twelve-month period and up to approximately $35 million in the third twelve-month period. Given that the MVP full in-service date did not occur by January 1, 2022, on July 8, 2022, EQT irrevocably elected under the EQT Global GGA to forgo up to approximately $145 million of the potential gathering MVC fee relief in such first twelve-month period and up to approximately $90 million of the potential gathering MVC fee relief in such second twelve-month period in exchange for a cash payment from the Company to EQT in the amount of approximately $195.8 million (the EQT Cash Option). As a result of EQT exercising the EQT Cash Option (and payment by the Company thereof), the maximum aggregate potential fee relief applicable under the EQT Global GGA in such first twelve-month period and such second twelve-month period was reduced to be up to approximately $125 million and $140 million, respectively. The gathering MVC fees and potential declines are subject to certain provisions related to inflation adjustment in accordance with the terms of the EQT Global GGA, including if MVP would not achieve full in-service. Additionally, the EQT Global GGA provides for a fee credit to the gathering rate for certain gathered volumes that also receive separate transmission services under certain transmission contracts.
Based on the Henry Hub natural gas forward strip prices as of October 27, 2023 and the terms of the Henry Hub cash bonus payment provision, any further delays in the full in-service date for the MVP project and, if applicable, corresponding changes to probability-weighted assumptions regarding the project completion could decrease the estimated fair value of the derivative asset attributable to the Henry Hub cash bonus payment provision, and such decrease may be substantial and ultimately be reduced to zero. For a discussion of the potential effect of hypothetical changes to the NYMEX Henry Hub natural gas future prices on the estimated fair value of the derivative asset attributable to the Henry Hub cash bonus payment provision, see "Commodity Price Risk" in Part I, "Item 3. Quantitative and Qualitative Disclosures About Market Risk" of this Quarterly Report on Form 10-Q. Changes in estimated fair value are recognized in other income, net, on the Company’s statements of consolidated comprehensive income.
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

For a discussion of the Company's commercial relationship with EQT and related considerations, including risk factors, see Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. For further discussion of the MVP project, see "Outlook" above and Part II, "Item 1. Legal Proceedings" of this Quarterly Report on Form 10-Q.
Potential Future Impairments. The accounting estimates related to impairments are susceptible to change, including estimating fair value which requires considerable judgment. For goodwill, management’s estimate of a reporting unit’s future financial results is sensitive to changes in assumptions, such as changes in stock prices, weighted-average cost of capital, terminal growth rates and industry multiples. Similarly, cash flow estimates utilized for purposes of evaluating long-lived assets and equity method investment (such as in the MVP Joint Venture) require the Company to make projections and assumptions for many years into the future for pricing, demand, competition, operating costs, commencement (or recommencement, as applicable) of operations and timing thereof (if at all), resolution of relevant legal and regulatory matters, and other factors. The Company evaluates long-lived assets and equity method investments for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable (meaning, in the case of its equity method investment, that such investment has suffered other-than-temporary declines in value under ASC 323). The Company believes the estimates and assumptions used in estimating its reporting units’, its long-lived assets' and its equity method investment's fair values are reasonable and appropriate as of September 30, 2023; however, assumptions and estimates are inherently subject to significant business, economic, competitive, regulatory, judicial, construction and other risks that could materially affect the calculated fair values and the resulting conclusions regarding impairments, which could materially affect the Company’s results of operations and financial position. Additionally, actual results could differ from these estimates and assumptions may not be realized. When estimating the fair value of its equity method investment, the Company utilizes an income approach under which significant judgments and assumptions, including the discount rate and probability-weighted scenarios, are sensitive to change. The Company also continues to monitor the progress of the MVP project and to monitor the MVP Southgate project. Future adverse developments, as well as potential macroeconomic factors, including other than temporary market fluctuations, changes in interest rates, cost increases and other unanticipated events, could require that the Company further modify assumptions reflected in the probability-weighted scenarios of discounted future net cash flows (including with respect to the probability of success) utilized to estimate the fair value of its equity method investment in the MVP Joint Venture, which could result in an other-than-temporary decline in value, resulting in an incremental impairment of that investment. While macroeconomic factors in and of themselves may not be a direct indicator of impairment, should an impairment indicator be identified in the future, macroeconomic factors such as changes in interest rates could ultimately impact the size and scope of any potential impairment. The Company cannot predict the likelihood or magnitude of any future impairment. See “Impairments of our assets, including property, plant, and equipment, intangible assets, goodwill and our equity method investment in the MVP Joint Venture, previously have significantly reduced our earnings, and additional impairments could further reduce our earnings.” included in Part I, “Item 1A. Risk Factors" and the Company's discussion of "Critical Accounting Estimates" included in "Outlook" in Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," each in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
For a discussion of capital expenditures, see "Capital Requirements" under "Capital Resources and Liquidity" below.
Capital Resources and Liquidity
The Company's liquidity requirements are to finance its operations, its capital expenditures, potential acquisitions and other strategic transactions and capital contributions to joint ventures, including the MVP Joint Venture, to pay cash dividends and distributions, when declared, and to satisfy any indebtedness obligations. Additionally, the Company or its affiliates may, at any time and from time to time, seek to retire or purchase outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as the Company may determine, and will depend on prevailing market conditions, the Company's other liquidity requirements, contractual restrictions and other factors and the amounts involved may be material. The Company's ability to meet these liquidity requirements depends on the Company's cash flow from operations, the continued ability of the Company to borrow under its subsidiaries' credit facilities and the Company's ability to raise capital in banking and capital markets. We believe that our cash on hand, future cash generated from operations and future cash received from potential distributions from the MVP Joint Venture, together with available borrowing capacity under our subsidiaries' credit facilities and our access to banking and capital markets, will provide adequate resources to fund our short-term and long-term capital, operating and financing needs. However, cash flow and capital raising activities may be affected by prevailing economic conditions in the natural gas industry and other financial and business factors, including factors discussed in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (such as those market forces discussed in “Our business is subject to climate change-related transitional risks (including evolving climate-focused regulation and climate change-driven trends emphasizing financing non-fossil fuel businesses and prompting pursuit of emissions reductions, lower-carbon technologies and alternative forms of energy) and physical risks that could significantly increase our operating expenses and capital costs, adversely affect our customers’ development plans, and reduce demand for our products and services."), some of which are beyond the Company's control. The Company's available sources of liquidity include cash from operations, cash on hand, borrowings under its subsidiaries' revolving credit facilities, issuances of additional debt and issuances of additional equity securities. The amount the Company is able to borrow under the Amended EQM Credit Facility is bounded by a maximum Consolidated Leverage Ratio. Effective as of the MVP Mobilization Effective Date, as defined in the Amended EQM Credit Facility, the maximum Consolidated Leverage Ratio permitted with respect to the fiscal quarter ending December 31, 2023 and the end of each of EQM’s three consecutive fiscal quarters thereafter is 5.85 to 1.00, with the then-applicable ratio being tested as of the end of each fiscal quarter. As of the MVP Mobilization Effective Date, as defined in the Amended EQM Credit Facility, EQM expects to have the ability to borrow approximately $0.6 billion under the Amended EQM Credit Facility. See Note 6 for further information regarding the Amended EQM Credit Facility. See also "Our subsidiaries’ significant indebtedness, and any future indebtedness, as well as the restrictions under our subsidiaries’ debt agreements, could adversely affect our operating flexibility, business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders." included in Part I, "Item 1A. Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
See “Security Ratings” below for a discussion of EQM’s credit ratings during 2023. Based on EQM's credit rating levels, EQM has delivered credit support to the MVP Joint Venture in the form of a letter of credit, which is for the MVP project, and was in the amount of approximately $219.7 million as of September 30, 2023, which is subject to adjustment based on the applicable construction budget. See Note 4 for further information. See "A further downgrade of EQM’s credit ratings, which are determined by independent third parties, could impact our liquidity, access to capital, and costs of doing business." included in Part I, "Item 1A. Risk Factors" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
The following table is a summary of the cash flows by activity for the nine months ended September 30, 2023 and 2022, respectively.

	Nine Months Ended September 30,
	2023	2022
	(Thousands)
Cash flows
Net cash provided by operating activities	$724,860	$746,539
Net cash used in investing activities	(555,587)	(427,177)
Net cash used in financing activities	(56,562)	(405,956)
Net increase (decrease) in cash and cash equivalents	$112,711	$(86,594)
Operating Activities
Net cash flows provided by operating activities decreased approximately $21.7 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The decrease was primarily driven by higher interest payments and the timing of other working capital receipts and payments.
Investing Activities
Net cash flows used in investing activities increased by approximately $128.4 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The increase was primarily due to an increase in capital contributions to the MVP Joint Venture. As construction of the MVP project continues, through completion of the project, the Company expects higher investing cash outflows as a result of higher capital contributions to the MVP Joint Venture. See “Capital Requirements” below for a discussion of forecasted 2023 capital expenditures and capital contributions to the MVP Joint Venture.

Financing Activities
Net cash flows used in financing activities decreased by $349.4 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. For the nine months ended September 30, 2023, the primary uses of financing cash flows were repayments on borrowings under the revolving credit facilities, the payments of dividends to shareholders, the redemption of the 2023 Notes and distributions paid to noncontrolling interest, while the primary source of financing cash flows were borrowings under the revolving credit facilities. For the nine months ended September 30, 2022, the primary uses of financing cash flows were the purchase of certain tranches of EQM's outstanding long-term indebtedness pursuant to the 2022 Tender Offers and an open market purchase, repayments on borrowings under the revolving credit facilities, and the payments of dividends to shareholders, while the primary source of financing cash flows were the issuance of the 2022 Senior Notes and borrowings under the revolving credit facilities. As construction of the MVP project continues, through the completion of the project, the Company expects higher financing cash flows as a result of higher borrowings under its Amended EQM Credit Facility.
Capital Requirements
The gathering, transmission and storage and water services businesses are capital intensive, requiring significant investment to develop new facilities and to maintain and upgrade existing operations.
Capital expenditures in 2023 are expected to be approximately $380 million to $410 million (including approximately $15 million attributable to the noncontrolling interest in Eureka Midstream). The Company expects to make total capital contributions to the MVP Joint Venture in 2023 of approximately $725 million to $745 million primarily related to forward construction of the MVP project. Capital contributions payable to the MVP Joint Venture are accrued upon the issuance of a capital call by the MVP Joint Venture. The Company's short-term and long-term capital investments may vary significantly from period to period based on the available investment opportunities, the timing of the construction of the MVP and other projects, and maintenance needs. The Company expects to fund short-term and long-term capital expenditures and capital contributions primarily through cash on hand, cash generated from operations, available borrowings under its subsidiaries' credit facilities and its access to banking and capital markets.
Credit Facility Borrowings
See Note 6 for a discussion of the Amended EQM Credit Facility and the 2021 Eureka Credit Facility.
Security Ratings
The table below sets forth the credit ratings for EQM's debt instruments at September 30, 2023.

EQM Senior Notes
Rating Service	Rating	Outlook
Moody's	Ba3	Stable
S&P	BB-	Negative
Fitch	BB	N/A

On August 29, 2023, Fitch affirmed EQM's credit rating on Rating Watch Positive. EQM's credit ratings are subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. The Company cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a credit rating agency if, in its judgment, circumstances so warrant. If any credit rating agency downgrades or withdraws EQM's ratings, including for reasons relating to the MVP project (such as delays affecting the MVP project or increases in such project’s targeted costs), EQM’s leverage or credit ratings of the Company's customers, the Company's access to the capital markets could become more challenging, borrowing costs will likely increase, the Company may, depending on contractual provisions in effect at such time, be required to provide additional credit assurances (the amount of which may be substantial) and the potential pool of investors and funding sources may decrease. In order to be considered investment grade, a company must be rated Baa3 or higher by Moody's, BBB- or higher by S&P, or BBB- or higher by Fitch. All of EQM's credit ratings are considered non-investment grade.
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
Dividends
On October 25, 2023, the Company's Board of Directors declared cash dividends for the third quarter of 2023 of $0.15 per common share and $0.4873 per Equitrans Midstream Preferred Share to shareholders of record at the close of business on November 3, 2023.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Except for Commodity Price Risk and Credit Risk described below, information about market risks for the nine months ended September 30, 2023, does not differ materially from that discussed under Part II, "Item 7A." of the Company's Annual Report on Form 10-K for the year ended December 31, 2022, as updated for the nine months ended September 30, 2023.
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
As of October 27, 2023, the natural gas forward price strip reflected significantly lower Henry Hub and Appalachian Basin natural gas prices for the remainder of 2023 relative to prices in the fourth quarter of 2022. Lower natural gas prices, particularly in the Appalachian region, have in the past caused, and may in the future cause, producers such as EQT to determine to take actions to slow production growth and/or maintain flat or reduce production, which when effected by our producer customers limits growth in or may reduce the demand for, and usage of, our services. For instance, in certain periods of low natural gas prices prior to 2023, temporary production curtailments resulted in a decrease in our volumetric-based gathering fee revenues. Based on such forward price strip, the Company perceives continued risk that EQT and/or other producers could curtail production in 2023, which, depending on the nature and duration of any such curtailment, could have a significant negative effect on the demand for our services, our volumetric-based fee revenue, and therefore our results of operations. See also “Decreases or a lack of growth in production of natural gas in our areas of operation, whether as a result of regional takeaway constraints, producer corporate capital allocation strategies, lower regional natural gas prices, natural well decline, and/or other factors, have adversely affected, and in the future could adversely affect, our business and operating results and reduce our cash available to pay cash dividends to our shareholders.”, "The lack of diversification of our assets and geographic locations could adversely affect us." and “We generate a substantial majority of our revenues from EQT. Therefore, we are subject to the business and liquidity risks of EQT, and any decrease in EQT's drilling or completion activity (or significant production curtailments) or a shift in such activity away from our assets could adversely affect our business and operating results. Various factors have affected and may further affect our ability to realize the benefits associated with the EQT Global GGA at the time of its execution.”, each included in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
Price declines and sustained periods of low natural gas and NGL prices could have an adverse effect on the creditworthiness of the Company's customers and related ability to pay firm reservation fees under long-term contracts and/or affect, as discussed above, activity levels and, accordingly, volumetric-based fees, which could affect the Company’s results of operations, liquidity or financial position. Credit risk and related management is further discussed under “Credit Risk” in Part I, “Item 3. Quantitative and Qualitative Disclosures About Market Risk” of this Quarterly Report on Form 10-Q.
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
Many of the Company’s customers, including EQT, have entered into long-term firm reservation gathering, transmission and water services contracts or contracts with MVCs or ARCs, as applicable, on the Company's systems and approximately 70% of the Company's operating revenues for the nine months ended September 30, 2023 was generated by firm reservation fee revenues. The Company believes that such contract structure is advantageous to its overall business, although significant declines in gas production in the Company's areas of operations would likely adversely affect the Company's results of operations, financial condition and liquidity as approximately 30% of the Company’s operating revenues for the nine months ended September 30, 2023 was generated by volumetric-based fee revenues. See "Our exposure to direct commodity price risk may increase in the future and NYMEX Henry Hub futures prices affect the fair value, and may affect the realizability, of potential cash payments to us by EQT pursuant to the EQT Global GGA." and “We generate a substantial majority of our revenues from EQT. Therefore, we are subject to business and liquidity risks of EQT, and any decrease in EQT’s drilling or completion activity (or significant production curtailments) or a shift in such activity away from our assets could adversely affect our business and operating results. Various factors have affected and may further affect our ability to realize the benefits associated with the EQT Global GGA at the time of its execution." included in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
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

The fair value of the Company’s derivative instruments is, in part, determined by estimates of the NYMEX Henry Hub natural gas forward price curve. A hypothetical 10% increase in NYMEX Henry Hub natural gas futures prices would increase the valuation of the Company’s derivative instruments by approximately $4.2 million, while a hypothetical 10% decrease in NYMEX Henry Hub natural gas futures prices would decrease the valuation of the Company’s derivative instruments by approximately $4.8 million. This fair value change assumes volatility based on prevailing market parameters at September 30, 2023. See Note 7 and "Outlook" in Part I, "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q for a discussion of the Henry Hub cash bonus payment provision.
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
The Company is exposed to the credit risk of its customers, including its largest customer, EQT, including as a result of changes in customer credit ratings, liquidity and access to capital markets. In August 2023, Moody's upgraded EQT's public senior debt to an investment grade credit rating and as of September 30, 2023, EQT's public debt has investment grade credit ratings from S&P, Fitch and Moody's. See "Credit Letter Agreement" included in Part I, "Item 1. Business" of the Company's Annual Report on Form 10-K for the year ended December 31, 2022, for information regarding the Credit Letter Agreement and associated EQT credit rating requirements. In addition, EQT has guaranteed the payment obligations of certain of its subsidiaries, up to a maximum amount of $115 million, $131 million and $30 million related to gathering, transmission and water services, respectively, across all applicable contracts, for the benefit of the subsidiaries of the Company providing such services. See Note 14 to the consolidated financial statements in the in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, for further discussion of the Company's exposure to certain credit risks.
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
Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the third quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Environmental Proceedings
Pratt Storage Field. On October 31, 2018, a gas explosion occurred in Morgan Township, Greene County, Pennsylvania (the Incident). Following the explosion, the Pennsylvania Department of Environmental Protection (the PADEP), the Pennsylvania Public Utilities Commission and the PHMSA began investigating the Incident. In January 2020, the PADEP notified the Company that it was required to submit an investigation report pursuant to the state’s gas migration regulations due to the Incident's proximity to the Company's Pratt Storage Field assets. The Company, while disputing the applicability of the regulations, submitted a report to the PADEP in March 2020. In September 2020, the PADEP responded to the Company’s investigation report with a request for additional information. The Company responded to the September 2020 request. Over the next months the Company provided many responses to the PADEP’s continuing information requests. The PADEP issued a final report and closed its investigation and the Company does not expect further inquiry from the PADEP on this matter. On October 23, 2023, the Company received permission from the FERC to plug and abandon the well in the Pratt Storage Field that is the subject of the PADEP’s investigation of the Company. Additionally, the Company is continuing to defend in a civil litigation related to the Incident.
On October 30, 2023, the Company received a criminal complaint from the State Attorney General’s Office charging the Company with violations of the Clean Streams Law (the Pratt Complaint). In response to the Pratt Complaint, the Company intends to fully assert its rights and defenses to the claims raised. The Pratt Complaint carries the possibility of a monetary sanction, that if imposed could result in a fine in excess of $300,000. The Pratt Complaint could also cause reputational or other adverse impacts.
Rager Mountain Storage Field. On November 6, 2022, the Company became aware of natural gas venting from one of the storage wells, well 2244, at Equitrans, L.P.’s Rager Mountain natural gas storage facility (Rager Mountain facility), located in Jackson Township, a remote section of Cambria County, Pennsylvania. The venting of natural gas from well 2244 was halted on November 19, 2022. The PADEP, the PHMSA and other investigators are continuing to conduct civil and criminal investigations of the incident and the Company is cooperating in such investigations. On December 7, 2022, the Company and its subsidiary Equitrans, L.P. each separately received an order from the PADEP alleging, in connection with earth disturbance activities undertaken to halt the venting of natural gas from well 2244, (i) in the case of the order received by the Company, violations of Pennsylvania’s Clean Streams Law and requiring certain remedial actions and (ii) in the case of the order received by Equitrans, L.P., violations of Pennsylvania’s 2012 Oil and Gas Act, Clean Streams Law and Solid Waste Management Act and requiring certain remedial actions. On December 8, 2022, the PADEP submitted a compliance order to Equitrans, L.P. relating to certain alleged violations of law in respect of wells at the Rager Mountain natural gas storage field and the venting of natural gas, including from well 2244. The December 8, 2022 order also prohibited Equitrans, L.P. from injecting natural gas into the storage wells at the Rager Mountain facility. The Company and Equitrans, L.P. disputed aspects of the applicable orders, and on January 5, 2023, the Company and Equitrans, L.P., as applicable, appealed each of the orders to the Commonwealth of Pennsylvania Environmental Hearing Board. Additionally, the Company and Equitrans, L.P., as applicable, have received, and may continue to receive, notices of violation (NOVs) related to the incident which allege violations of various Pennsylvania statutes and regulations. Equitrans, L.P. and the PADEP entered into a Stipulation of Settlement on April 12, 2023 that, among other things, resulted in the PADEP rescinding its December 8, 2022 order and Equitrans, L.P. withdrawing its appeal of such order. Equitrans, L.P.’s and the Company's appeals of the December 7, 2022 orders remain pending and negotiations regarding a potential consent order with respect to such NOVs remain ongoing. On December 29, 2022, the PHMSA issued the Company a Notice of Proposed Safety Order that included proposed remedial requirements related to the Rager Mountain natural gas storage field incident, including, but not limited to, completing a root cause analysis. The Company addressed certain proposals in advance of an order from the agency. These efforts included conducting testing, evaluating other wells at the Rager field and hiring a third-party specialist firm to undertake a root cause analysis, and subsequently on May 26, 2023, the PHMSA issued a consent order to the Company incorporating the terms of a consent agreement between the parties, which, among other things, required the completion of a root cause analysis and a remedial work plan, and specified that the Company may not resume injection operations at the Rager Mountain facility until authorized by the PHMSA. As discussed in “Transmission Results of Operation” in Part I, "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q, in August 2023, the Company submitted a root cause analysis to the PHMSA in accordance with the consent order and later submitted a remedial work plan and, following completion of all actions in its remedial work plan, an injection plan to the PHMSA seeking authority to resume injections at Rager Mountain using all wells except three, which remain disconnected. On October 2, 2023, the PHMSA approved the Company’s injection plan. The Company began injections at Rager Mountain on October 5, 2023. On October 5, 2023, Equitrans, L.P. received a NOV from the PADEP related to the release of uncontrolled hydrocarbons to the atmosphere during the Rager Mountain natural gas storage field incident.
If penalties are pursued and ultimately imposed related to the Rager Mountain natural gas storage field incident, the penalties are expected to result in monetary sanctions in excess of $300,000. While the Company does not believe that penalties, if imposed, would have a material adverse impact on the Company's financial condition, results of operations or liquidity, there can be no assurance as of the filing of this Quarterly Report on Form 10-Q regarding the scope of potential (or ultimately actual) financial or other impacts to the Company as a result of the Rager Mountain natural gas storage field incident.
MVP Matters
There remain certain legal and regulatory matters relevant to the MVP project, the outcome of which could have adverse effects with respect to the project and consequently the Company, including certain matters pending with the U.S. Court of Appeals for the District of Columbia (D.C. Circuit) and the PHMSA described below:
•Jefferson National Forest (JNF) Crossing and Associated Authorizations. In Sierra Club, et al. v. U.S. Forest Service, et al., consolidated under Case No. 17-2399, Fourth Circuit, filed in December 2017, the Sierra Club challenged a U.S. Department of Interior, Bureau of Land Management (BLM) decision to grant a right-of-way to the MVP Joint Venture and a U.S. Forest Service (USFS) decision to amend its management plan to accommodate the MVP, both of which affected the MVP's approximate 3.5-mile segment in the JNF in Virginia. On July 27, 2018, agreeing in part with the Sierra Club, the Fourth Circuit vacated the BLM and USFS decisions. On January 11, 2021, the MVP Joint Venture received final approval of the Record of Decision from the USFS and, on January 15, 2021, the BLM issued a new required right-of-way permit for the MVP’s 3.5-mile segment in the JNF in Virginia (2021 JNF Right-of-Way). On January 11, 2021, Sierra Club, et al. filed a petition with the Fourth Circuit to reverse the USFS approval of the Record of Decision and, on January 15, 2021, filed a petition with the Fourth Circuit challenging BLM’s grant of the 2021 JNF Right-of-Way. See Wild Virginia, et al. v. United States Forest Service, et al., No. 21-1039(L). On January 25, 2022, the Fourth Circuit, agreeing in part with the petitioners, vacated and remanded the Record of Decision and the 2021 JNF Right-of-Way. In May 2023, the MVP Joint Venture received a new Record of Decision from the USFS and was issued a new right-of-way permit by the BLM (2023 JNF Right-of-Way). On June 2, 2023, The Wilderness Society filed a petition with the Fourth Circuit to reverse the USFS’ approval of the new Record of Decision (No. 23-1592) and the BLM’s grant of the 2023 JNF Right-of-Way (No. 23-1594). See The Wilderness Society v. U.S. Forest Service, et al., consolidated under Case No. 23-1592, Fourth Circuit. Given provisions in the Fiscal Responsibility Act of 2023 discussed in “Mountain Valley Pipeline” in "Outlook" in Part I, "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q divesting courts of jurisdiction to review agency actions on approvals necessary for MVP’s construction and initial operation, the MVP Joint Venture and the U.S. Department of Justice filed motions to dismiss the proceeding on June 5, 2023 and June 15, 2023, respectively. The Wilderness Society subsequently moved for a stay of the authorizations pending review and a temporary administrative stay of the authorizations on July 3, 2023 and July 6, 2023, respectively. On July 10, 2023, the Fourth Circuit granted the stay pending review in a summary order. The MVP Joint Venture subsequently filed on July 14, 2023, an emergency application to vacate the stay with the U.S. Supreme Court which was granted on July 27, 2023. On August 11, 2023, the MVP Joint Venture’s and the U.S. Department of Justice’s motions to dismiss were granted by the Fourth Circuit. No party sought rehearing. The Fourth Circuit subsequently issued its mandate closing the proceeding.
On August 3, 2018, citing the court’s vacatur and remand in Sierra Club, et al. v. U.S. Forest Service, et al., consolidated under Case No. 17-2399, the FERC issued a stop work order for the entire pipeline pending the agency actions on remand. The FERC modified its stop work order on August 29, 2018 to allow work to continue on all but approximately 25 miles of the project (the Exclusion Zone) and made certain other limited modifications of the stop work order. On October 9, 2020, the FERC authorized construction to resume project-wide (as it had been stopped by the FERC on October 15, 2019 in relation to a separate matter), other than with respect to the Exclusion Zone, which required additional authorization. On December 17, 2020, the FERC again modified the stop work order and authorized construction to resume in 17 miles of the Exclusion Zone. The FERC’s October 9, 2020 and December 17, 2020 actions are the subject of challenges filed by the Sierra Club in Sierra Club, et al. v. FERC, Case No. 20-1512

(consolidated with No. 21-1040), D.C. Circuit Court of Appeals on December 22, 2020 and January 25, 2021, respectively. Briefing in Sierra Club, et al. v. FERC, Case No. 20-1512 (consolidated with No. 21-1040), D.C. Circuit Court of Appeals resulted in the D.C. Circuit issuing a decision on May 26, 2023, rejecting all of the petitioners’ challenges except one and remanding without vacatur the October and December 2020 FERC orders on the basis of the FERC inadequately having explained whether a supplemental environmental impact statement under National Environmental Policy Act (NEPA) was necessary before allowing construction to resume pursuant to the orders. On June 28, 2023, the FERC authorized the MVP Joint Venture to resume all construction activities in all MVP project locations, including the remaining portion of the Exclusion Zone. No party sought rehearing of the FERC’s June 28, 2023 authorization. Given provisions in the Fiscal Responsibility Act of 2023 discussed in "Mountain Valley Pipeline" in "Outlook" in Part I, "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q, on July 31, 2023, the FERC filed a motion to dismiss Case No. 20-1512 (consolidated with No. 21-1040), and on August 25, 2023, the D.C. Circuit granted the motion to dismiss and further ordered that the petitions for review be dismissed as moot and the decision of May 26, 2023, be vacated. No party sought rehearing. The D.C. Circuit subsequently issued its mandate closing the proceeding.
Challenges to FERC Certificate, D.C. Circuit. Multiple parties have sought judicial review of the FERC’s order issuing a certificate of public convenience and necessity to the MVP Joint Venture and/or the exercise by the MVP Joint Venture of eminent domain authority. On February 19, 2019, the D.C. Circuit issued an order rejecting multiple consolidated petitions seeking direct review of the FERC order under the Natural Gas Act of 1938, as amended (NGA) and certain challenges to the exercise by the MVP Joint Venture of eminent domain authority in Appalachian Voices, et al. v. FERC, et al., consolidated under Case No. 17-1271. No petitions for rehearing or petitions for rehearing en banc were filed by the April 5, 2019 deadline. The mandate was issued on April 17, 2019. Another group of parties filed a complaint in the U.S. District Court for the District of Columbia asserting that the FERC’s order issuing certificates is unlawful on constitutional and other grounds in Bold Alliance, et al. v. FERC, et al., Case No. 17-1822. The district court plaintiffs sought declaratory relief as well as an injunction preventing the MVP Joint Venture from developing its project or exercising eminent domain authority. In December 2017 and January 2018, the FERC and the MVP Joint Venture, respectively, moved to dismiss the petitions for lack of subject matter jurisdiction. The court granted the motion and dismissed plaintiffs’ complaint on September 28, 2018. On October 26, 2018, plaintiffs appealed the decision in Case No. 17-1822 to the D.C. Circuit in Bold Alliance, et al. v. FERC, et al., Case No. 18-5322. On December 3, 2018, the FERC, as appellee, filed a joint motion with the appellants to hold Case No. 18-5322 in abeyance pending completion of the appeals of the final agency orders related to the MVP certificate in consolidated Case No. 17-1271 and Atlantic Coast Pipeline’s (ACP) certificate. The MVP Joint Venture filed a motion to dismiss the case as to some of the plaintiffs. On February 15, 2019, the D.C. Circuit entered an order holding this appeal in abeyance pending rulings on the appeals from the ACP and MVP FERC proceedings. The ACP petitioners on November 16, 2022, filed a joint motion for voluntary dismissal of all petitions for review pertaining to ACP, except for the Bold Alliance proceeding. The court granted the motion on November 17, 2022. On January 5, 2023, the D.C. Circuit entered an order holding the Bold Alliance proceeding in abeyance pending further order of the court and requiring the parties to file motions to govern future proceedings within 60 days of the U.S. Supreme Court disposition of the petition for writ of certiorari in Bohon et al. v. FERC et al., discussed below. On June 26, 2023, the court entered an order continuing the abeyance of Bold Alliance until 30 days after the disposition of Case No. 20-5203, discussed below.
Similarly, another group of parties filed a complaint in the U.S. District Court for the District of Columbia in Bohon et al. v. FERC et al., Case No. 20-00006, asserting that the delegation of authority to the FERC under the NGA violates the nondelegation doctrine and separation-of-powers principle of the U.S. Constitution. The MVP Joint Venture and the FERC filed motions to dismiss which were granted by the court. On July 6, 2020, the landowners filed a notice of appeal to the D.C. Circuit in Case No. 20-5203. On November 30, 2020, appellants asked the D.C. Circuit to overturn the decision of the lower court. The D.C. Circuit issued an order on September 15, 2021 denying appellants’ motion for summary reversal of the decision of the lower court and supplemental briefing was completed as of October 6, 2021. On June 21, 2022, the D.C. Circuit upheld the lower court’s decision to dismiss the lawsuit. On September 15, 2022, the petitioners filed a petition for writ of certiorari with the U.S. Supreme Court. The FERC and the MVP Joint Venture filed responses to the petition in November 2022. On April 24, 2023, the U.S. Supreme Court granted the petition for certiorari, vacated the judgment, and remanded the case to the D.C. Circuit for further consideration in light of the U.S. Supreme Court's April 14, 2023 opinion in Axon Enterprises, Inc. v. FTC. The D.C. Circuit subsequently issued an order authorizing, among other things, the parties to address in their supplemental briefing the implications of Section 324 of the Fiscal Responsibility Act of 2023 in addition to Axon. Supplemental briefing in the Bohon matter is scheduled to conclude on November 13, 2023. On October 24, 2023, the D.C. Circuit denied a stay motion filed by the petitioners. If any of these challenges were successful, it could result in the MVP Joint Venture’s certificate of public convenience and necessity being vacated and/or additional proceedings before the FERC, the outcome of which the Company cannot ensure, and cause a delay or further delay in the full in-service date for the MVP project (and consequent impacts related to such delay), or otherwise have adverse effects.
Due to the uncertainty regarding the timing of permitting and the outcome of legal challenges facing the MVP project, on August 25, 2020, the MVP Joint Venture filed a request with the FERC for and, on October 9, 2020, the FERC granted, an extension of time to complete the MVP project for an additional two years through October 13, 2022. On December 22, 2020, a challenge to the FERC’s action to grant an extension of time to complete the MVP project was filed in the D.C. Circuit in Sierra Club, et al. v. FERC, Case No. 20-1512 (consolidated with No. 21-1040, D.C. Circuit). Briefing in Sierra Club, et al. v. FERC, Case No. 20-1512 (consolidated with No. 21-1040, D.C. Circuit), was completed in January 2022 and oral argument occurred on April 7, 2022. On May 26, 2023, the D.C. Circuit held that the petitioners’ challenge to the October 9, 2020 extension order was moot. Separately, on June 24, 2022, citing litigation and regulatory matters, the MVP Joint Venture filed a request with the FERC for an extension of time to complete the MVP project through October 13, 2026, which was granted on August 23, 2022. Parties filed timely requests for rehearing with the FERC regarding such approval, which were denied by the FERC on October 24, 2022 and February 17, 2023. Parties also filed petitions for review of such approval with the D.C. Circuit (Case Nos. 22-1330 and 23-1117, which were consolidated). On June 21, 2023, the MVP Joint Venture filed a motion to dismiss for lack of jurisdiction or, in the alternative, for summary denials of the consolidated petitions. Petitioners on June 22, 2023 moved for voluntary dismissal of the consolidated petitions, which the MVP Joint Venture opposed. On September 7, 2023, the D.C. Circuit issued an order granting the petitioners’ motion for voluntary dismissal with prejudice and dismissing as moot the MVP Joint Venture’s cross-motions based on Section 324 of the Fiscal Responsibility Act of 2023. That same day, the D.C. Circuit issued its mandate closing the proceeding.
•Appalachian Voices, et al. v. U.S. Dep’t of Interior, et al., Fourth Circuit Court of Appeals, Case No. 20-2159. In August 2019, Wild Virginia and certain other petitioners filed a petition in the Fourth Circuit in Wild Virginia et al. v. United States Department of the Interior; Case No. 19-1866, to challenge the MVP Joint Venture’s Biological Opinion and Incidental Take Statement issued by FWS which was approved in November 2017 (the Original BiOp). On October 11, 2019, the Fourth Circuit issued an order approving the petitioners’ requested stay of the Original BiOp and holding the litigation in abeyance until January 11, 2020. On October 15, 2019, the FERC issued an order requiring the MVP Joint Venture to cease all forward-construction progress (the FERC modified this order on October 9, 2020 and December 17, 2020 and on June 28, 2023, the FERC issued an order authorizing all construction activities). On September 4, 2020, the FWS issued the MVP Joint Venture a new Biological Opinion and Incidental Take Statement (the 2020 BiOp) for the MVP project and the Fourth Circuit subsequently dismissed the litigation regarding the Original BiOp. On October 27, 2020, Appalachian Voices et al. filed a petition with the Fourth Circuit challenging the 2020 BiOp. On February 2, 2022, the Fourth Circuit vacated and remanded the 2020 BiOp. On February 28, 2023, the FWS issued a new Biological Opinion and Incidental Take Statement for the MVP project (the 2023 BiOp). The petitioners appealed the 2023 BiOp to the Fourth Circuit on April 10, 2023. See Appalachian Voices, et al. v. U.S. Dep’t of Interior, et al., Fourth Circuit Court of Appeals Case No. 23-1384. On April 24, 2023, the petitioners filed an administrative stay with the FWS, which stay request was denied on April 27, 2023. The petitioners filed a motion to stay the 2023 BiOp in the Fourth Circuit on April 27, 2023. On June 5, 2023, given provisions in the Fiscal Responsibility Act of 2023 discussed in “Mountain Valley Pipeline” in "Outlook" in Part I, "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q divesting courts of jurisdiction to review agency actions on approvals necessary for MVP’s construction and initial operation, the MVP Joint Venture and the U.S. Department of Justice filed motions to dismiss the proceeding on June 5, 2023 and June 15, 2023, respectively. On July 11, 2023, in a summary order, the Fourth Circuit granted the petitioners’ request for stay of the 2023 BiOp pending review. The MVP Joint Venture subsequently filed on July 14, 2023, an emergency application to vacate the stay with the U.S. Supreme Court which was granted on July 27, 2023. On August 11, 2023, the MVP Joint Venture’s and the U.S. Department of Justice’s motions to dismiss were granted by the Fourth Circuit. No party sought rehearing. The Fourth Court subsequently issued its mandate closing the proceeding.
•Mountain Valley Pipeline PHMSA Consent Order. On October 3, 2023, the PHMSA issued a consent order incorporating the terms of a consent agreement entered into by the PHMSA and the Company as the operator of the MVP project. The consent agreement resolves the Notice of Proposed Safety Order (NOPSO) that the PHMSA issued to the Company on August 11, 2023, for the MVP project, without admission or denial of any of the allegations in the NOPSO. The consent agreement outlines the steps being taken by the MVP Joint Venture to responsibly complete construction, including, among other things, enhancing MVP’s existing coating, remediation and inspection processes, mandating or accelerating certain previously planned MVP inline inspections, accelerating the regulatory timeline for conducting cathodic protection surveys, and implementing additional measures to assess cathodic protection following

MVP full in-service. Failure to comply with the terms of the consent agreement could have adverse effects on the project, including affecting project timing (and consequent impacts related to any delay).
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
The following table sets forth the Company's repurchases of equity securities registered under Section 12 of the Exchange Act that occurred during the three months ended September 30, 2023:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 2023 (July 1 - July 31)	—	$—	—	$—
August 2023 (August 1 - August 31)	—	—	—	—
September 2023 (September 1 - September 30)	—	—	—	—
Total	—	$—	—	$—
(a)Reflects shares withheld by the Company to pay taxes upon vesting of restricted stock.
Item 5. Other Information
During the three months ended September 30, 2023, no director or officer of the Company subject to Section 16 of the Exchange Act adopted, terminated or modified a ‘Rule 10b5-1 trading arrangement’ or ‘non-Rule 10b5-1 trading arrangement,’ as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Document Description	Method of Filing
10.1*	Form of Equitrans Midstream Corporation Senior Executive 2021 MVP Performance Share Units Award Agreement Notice.	Incorporated herein by reference to Exhibit 10.02 to Form 10-Q (#001-38629) filed on August 1, 2023.
10.02*	Transition Agreement between Equitrans Midstream Corporation and Thomas F. Karam.	Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-38629) filed on September 7, 2023.
10.3*	Second Amendment to Amended and Restated Confidentiality, Non-Solicitation and Non-Competition Agreement, dated as of January 15, 2019, by and between Equitrans Midstream Corporation and Diana M. Charletta.	Incorporated herein by reference to Exhibit 10.2 to Form 8-K (#001-38629) filed on September 7, 2023.
10.4*	Second Amendment to Amended and Restated Confidentiality, Non-Solicitation and Non-Competition Agreement, dated as of November 13, 2018, by and between Equitrans Midstream Corporation and Thomas F. Karam.	Incorporated herein by reference to Exhibit 10.3 to Form 8-K (#001-38629) filed on September 7, 2023.
10.5*	Second Amendment to Amended and Restated Confidentiality, Non-Solicitation and Non-Competition Agreement, dated as of November 13, 2018, by and between Equitrans Midstream Corporation and Kirk R. Oliver.	Incorporated herein by reference to Exhibit 10.4 to Form 8-K (#001-38629) filed on September 7, 2023.
10.6*	Second Amendment to Confidentiality, Non-Solicitation and Non-Competition Agreement, dated as of April 15, 2019, by and between Equitrans Midstream Corporation and Stephen M. Moore.	Incorporated herein by reference to Exhibit 10.5 to Form 8-K (#001-38629) filed on September 7, 2023.
10.7*	First Amendment to Confidentiality, Non-Solicitation and Non-Competition Agreement, dated as of February 20, 2023, by and between Equitrans Midstream Corporation and Brian P. Pietrandrea.	Incorporated herein by reference to Exhibit 10.6 to Form 8-K (#001-38629) filed on September 7, 2023.
10.8*	Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of October 6, 2023, by and among EQM Midstream Partners, LP, the lender parties thereto and Wells Fargo Bank, National Association, as administrative agent.	Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-38629) filed on October 10, 2023.
10.9#	Letter Agreement, dated as of October 3, 2023, by and among EQM Gathering Opco, LLC, EQT Corporation, EQT Production Company, Rice Drilling B LLC, and EQT Energy, LLC.	Filed herewith as Exhibit 10.9.
10.10#	Fifth Amendment to Gas Gathering and Compression Agreement, dated as of October 4, 2023, by and among EQT Corporation, EQT Production Company, Rice Drilling B LLC, EQT Energy, LLC and EQM Gathering Opco, LLC.	Filed herewith as Exhibit 10.10.
10.11#	Letter Agreement, dated as of October 5, 2023, by and among EQM Gathering Opco, LLC, Equitrans, L.P., EQT Corporation, EQT Production Company, Rice Drilling B LLC, and EQT Energy, LLC.	Filed herewith as Exhibit 10.11.
10.12#	Amended and Restated Letter Agreement, dated as of October 12, 2023, by and among EQM Gathering Opco, LLC, EQT Corporation, EQT Production Company, Rice Drilling B LLC, and EQT Energy, LLC	Filed herewith as Exhibit 10.12.
31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith as Exhibit 31.1.
31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith as Exhibit 31.2.
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Furnished herewith as Exhibit 32.
101	Inline Interactive Data File.	Filed herewith as Exhibit 101.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith as Exhibit 104.

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

Date:  October 31, 2023