Form 10-K
period 2023-12-31
Equitrans Midstream Corp
filed 2024-02-20
CIK 1747009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2023: $4.1 billion
The number of shares of common stock outstanding (in thousands), as of January 31, 2024: 433,661

DOCUMENTS INCORPORATED BY REFERENCE

The Company's definitive proxy statement relating to the 2024 annual meeting of shareholders will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year ended December 31, 2023 and is incorporated by reference in Part III to the extent described therein.

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
Amended EQM Credit Facility – that certain Third Amended and Restated Credit Agreement, dated as of October 31, 2018, among EQM, as borrower, Wells Fargo Bank, National Association, as the administrative agent, swing line lender, and a letter of credit (L/C) issuer, the lenders party thereto from time to time and any other persons party thereto from time to time (as amended by that certain First Amendment to Third Amended and Restated Credit Agreement, dated as of March 30, 2020, by that certain Second Amendment to Third Amended and Restated Credit Agreement, dated April 16, 2021, by that certain Third Amendment to the Third Amended and Restated Credit Agreement, dated as of April 22, 2022, by that certain Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of October 6, 2023, by that certain Fifth Amendment to Third Amended and Restated Credit Agreement, dated as of February 15, 2024, and as may be further amended, restated, amended and restated, supplemented or otherwise modified from time to time). For the avoidance of doubt, any reference to the Amended EQM Credit Facility as of any particular date shall mean the Amended EQM Credit Facility as in effect on such date.
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
EQM – EQM Midstream Partners, LP and its subsidiaries. EQM is a wholly owned subsidiary of Equitrans Midstream Corporation.
EQM Merger – On June 17, 2020, pursuant to that certain Agreement and Plan of Merger, dated as of February 26, 2020, by and among the Company, EQM LP LLC (formerly, EQM LP Corporation), a wholly owned subsidiary of the Company (EQM LP), LS Merger Sub, LLC, a wholly owned subsidiary of EQM LP (Merger Sub), EQM and EQGP Services, LLC (the EQM General Partner), Merger Sub merged with and into EQM, with EQM continuing and surviving as an indirect, wholly owned subsidiary of the Company.
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
MVP Southgate – an estimated 31-mile, 30-inch diameter natural gas interstate pipeline with a targeted capacity of 550,000 dekatherms per day that is designed to span from the terminus of the MVP in Pittsylvania County, Virginia to planned new delivery points in Rockingham County, North Carolina.
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
Proxy Statement – the Company's definitive proxy statement relating to the 2024 annual meeting of shareholders to be filed with the Securities and Exchange Commission.
Rager Mountain natural gas storage field incident – that certain venting of natural gas in 2022 at a storage well (well 2244) at Equitrans, L.P.'s Rager Mountain natural gas storage facility, located in Jackson Township, a remote section of Cambria County, Pennsylvania, which venting was successfully halted on November 19, 2022.
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
Unless the context otherwise requires, a reference to a "Note" herein refers to the accompanying Notes to the consolidated financial statements contained in Part II, "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K and all references to "we," "us," "our" and "the Company" refer to Equitrans Midstream Corporation and its subsidiaries.

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
SEC – United States Securities and Exchange Commission

EQUITRANS MIDSTREAM CORPORATION
Cautionary Statements
Disclosures in this Annual Report on Form 10-K contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Section 27A of the Securities Act of 1933, as amended (the Securities Act). Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as "aim," "anticipate," "approximate," "aspire," "assume," "believe," "budget," "continue," "could," "design," "estimate," "expect," "focused," "forecast," "goal," "guidance," "intend," "may," "objective," "opportunity," "outlook," "plan," "position," "potential," "predict," "project," "pursue," "scheduled," "seek," "should," "strategy," "strive," "target," "view," "will," or "would" and other words of similar meaning in connection with any discussion of future operating or financial matters. Without limiting the generality of the foregoing, forward-looking statements contained in this Annual Report on Form 10-K include the matters discussed in the sections captioned "Developments, Market Trends and Competitive Conditions" in Part I, "Item 1. Business" and "Outlook" in Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and the expectations of plans, strategies, objectives, and growth and anticipated financial and operational performance of Equitrans Midstream Corporation (together with its subsidiaries, Equitrans Midstream or the Company), including the following and/or statements with respect thereto, as applicable:
•guidance and any changes in such guidance in respect of the Company’s gathering, transmission and storage and water services revenue and volume, including the anticipated effects associated with the EQT Global GGA;
•projected revenue (including from firm reservation fees) and volumes, gathering rates, deferred revenues, expenses and contract liabilities, and the effects on liquidity, leverage, projected revenue, deferred revenue and contract liabilities associated with the EQT Global GGA and the MVP project (including changes in timing for such project);
•the ultimate gathering MVC fee relief, and timing thereof, provided to EQT under the EQT Global GGA and related agreements, and timing of step ups in MVC thereunder;
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
•the outcome of the Company's Board of Directors' strategic process with respect to the Company;
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
•the ability to construct, complete and place in service the MVP project;
•the targeted timing and cost of completing, the MVP project (and risks related thereto), the realizability of the MVP performance award program, and the degree to which, if at all, the MVP PSU Amendment (as defined in Note 8) fosters the Company completing the MVP project safely and in compliance with environmental standards;
•the targeted total MVP project cost and schedule, including the timing for contractual obligations to commence, and the ability to continue construction, potential receipt of in-service authorization, and the realizability of the perceived benefits of the MVP project;
•finalizing the scope of the MVP Southgate and the ability to permit, construct, complete and place in service the MVP Southgate;
•the targeted total project cost and timing for completing (and ability to complete) MVP Southgate, including the satisfaction, if any, of conditions precedent with respect to the relevant precedent agreements, timing for forecasted capital expenditures related thereto, and the realizability of the perceived benefits of the amended project, design, scope and provisions included in the relevant precedent agreements, and any potential extensions of the terms of the precedent agreements;
•the MVP Joint Venture's ability to execute any additional agreements for firm capacity for the MVP Southgate;
•the realizability of all or any portion of the Henry Hub cash bonus payment under the EQT Global GGA;
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
•the Company's ability to bring, and targeted timing for bringing, in-service extensions and expansions of its mixed-use water system, and realize benefits therefrom in accordance with its strategy for its water services business segment;
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
•the effects of seasonality;
•expected cash flows, cash flow profile (and support therefor from certain contract structures) and MVCs, including those associated with the EQT Global GGA, and the potential impacts thereon of the commission and in-service timing (or absence thereof) and cost of the MVP project;
•projected capital contributions and capital and operating expenditures, including the amount and timing of reimbursable capital expenditures, capital budget and sources of funds for capital expenditures;
•the Company's ability to recoup replacement and related costs;
•future dividend amounts, timing and rates;
•statements regarding macroeconomic factors' effects on the Company's business, including future commodity prices, the impact of MVP in-service on commodity prices or natural gas volumes in the Appalachian Basin, and takeaway capacity constraints in the Appalachian Basin;
•beliefs regarding future decisions of customers in respect of production growth, curtailing natural gas production, timing of turning wells in line, rig and completion activity and related impacts on the Company's business, and the effect, if any, on such future decisions should the MVP be brought in-service, as well as the potential for increased volumes to flow to the Company's gathering and transmission system to supply the MVP following in-service;

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
•the MVP Joint Venture's ability to raise project-level debt, and the anticipated proceeds that the Company expects to receive therefrom;
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

The forward-looking statements included in this Annual Report on Form 10-K involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company has based these forward-looking statements on management's current expectations and assumptions about future events. While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, judicial, construction and other risks and uncertainties, many of which are difficult to predict and are beyond the Company's control, including, as it pertains to the MVP project, risks and uncertainties such as the physical construction conditions, including steep slopes and any further unexpected geological impediments, continued crew availability, ability to meet contractor draw down plans, and productivity realizable, project opposition, the receipt of certain time of year and other variances and approvals, if applicable, and weather. The risks and uncertainties that may affect the operations, performance and results of the Company's business and forward-looking statements include, but are not limited to, those set forth under Part I, "Item 1A. Risk Factors," and elsewhere in this Annual Report on Form 10-K.
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

PART I
Item 1.        Business
Overview of Operations and the Company
Equitrans Midstream is one of the largest natural gas gatherers in the U.S. and holds a significant transmission footprint in the Appalachian Basin. Equitrans Midstream, a Pennsylvania corporation, became an independent, publicly traded company on November 12, 2018 and its common stock trades on the New York Stock Exchange under the symbol "ETRN". The Company provides midstream services to its customers in Pennsylvania, West Virginia and Ohio through its three primary assets: the gathering system, which includes predominantly dry gas gathering systems of high-pressure gathering lines; the transmission system, which includes FERC-regulated interstate pipelines and storage systems; and the water network, which primarily consists of water pipelines, storage and other facilities that support well completion and produced water handling activities.
As of December 31, 2023, the Company provided a majority of its natural gas gathering, transmission and storage services and water services under long-term contracts that generally include firm reservation fee revenues. For the year ended December 31,

2023, approximately 70% of the Company's operating revenues were generated from firm reservation fee revenues. Generally, the Company is focused on utilizing contract structures reflecting long-term firm capacity, MVC or ARC commitments which are intended to provide support to its cash flow profile. The percentage of the Company's operating revenues that are generated by firm reservation fees (as well as the Company's revenue generally) may vary year to year depending on various factors, including customer volumes and the rates realizable under the Company's contracts, including the EQT Global GGA (defined below) which provides for periodic gathering MVC fee declines through January 1, 2028 (with the fees then remaining fixed throughout the remaining term). Additionally, as discussed below, in connection with MVP full in-service the EQT Global GGA provides for more significant potential gathering MVC fee declines in certain contract years.
The Company's operations are focused primarily in southwestern Pennsylvania, northern West Virginia and southeastern Ohio, which are prolific resource development areas in the natural gas shale plays known as the Marcellus and Utica Shales. These regions are also the primary operating areas of EQT, the Company's largest customer, which was one of the largest natural gas producers in the United States based on average daily sales volumes as of December 31, 2023. EQT accounted for approximately 61% of the Company's revenues for the year ended December 31, 2023.
EQT Global GGA. On February 26, 2020 (the EQT Global GGA Effective Date), the Company entered into a Gas Gathering and Compression Agreement (as subsequently amended, the EQT Global GGA) with EQT and certain affiliates of EQT for the provision by the Company of certain gas gathering services to EQT in the Marcellus and Utica Shales of Pennsylvania and West Virginia. The EQT Global GGA is intended to, among other things, incentivize combo and return-to-pad drilling by EQT. Pursuant to the EQT Global GGA, EQT is subject to an initial annual MVC of 3.0 Bcf per day that gradually steps up to 4.0 Bcf per day through December 2031 following the full in-service date of the MVP and the dedication of a substantial majority of EQT's core acreage in southwestern Pennsylvania and West Virginia. The EQT Global GGA runs from the EQT Global GGA Effective Date through December 31, 2035, and will renew annually thereafter unless terminated by EQT or the Company pursuant to its terms. Pursuant to the EQT Global GGA, the Company has certain obligations to build connections to connect EQT wells to its gathering system, which are subject to limitations, including geographical in relation to the dedicated area, as well as the distance of such connections to the Company's then-existing gathering system, which have provided and could further provide capital efficiencies to EQM. In addition to the fees related to gathering services, the EQT Global GGA provides for potential cash bonus payments payable by EQT to the Company during the period beginning on the first day of the calendar quarter in which the MVP full in-service date occurs through the calendar quarter ending December 31, 2024 (the Henry Hub cash bonus payment provision). The potential cash bonus payments are conditioned upon the quarterly average of certain Henry Hub natural gas prices exceeding certain price thresholds.
Under the EQT Global GGA, the performance obligation is to provide daily MVC capacity and as such the total consideration is allocated proportionally to the daily MVC over the life of the contract. In periods that the gathering MVC revenue billed will exceed the allocated consideration, the excess will be deferred to the contract liability and recognized in revenue when the performance obligation has been satisfied. While the 3.0 Bcf per day MVC capacity became effective on April 1, 2020, additional daily MVC capacity and the associated gathering MVC fees payable by EQT to the Company as set forth in the EQT Global GGA are conditioned upon the full in-service date of the MVP. The performance obligation, the allocation of the total consideration over the life of the contract and the gathering MVC fees payable by EQT under the contract have been in the past, and in the future could be, affected by changes in the timing of the full in-service date of the MVP.
Under the EQT Global GGA, the gathering MVC fee periodically declines through January 1, 2028 (with the fees then remaining fixed throughout the remaining term). Before January 1, 2026, beginning the first day of the quarter in which the full in-service date of the MVP occurs under the EQT Global GGA, the gathering MVC fees payable by EQT to the Company are subject to more significant potential declines for certain contract years as set forth in the EQT Global GGA, which, prior to EQT's exercise of the EQT Cash Option (defined below), provided for estimated aggregate fee relief of up to approximately $270 million in the first twelve-month period, up to approximately $230 million in the second twelve-month period and up to approximately $35 million in the third twelve-month period. Given that the MVP full in-service date did not occur by January 1, 2022, on July 8, 2022, EQT irrevocably elected under the EQT Global GGA to forgo up to approximately $145 million of the potential gathering MVC fee relief in such first twelve-month period and up to approximately $90 million of the potential gathering MVC fee relief in such second twelve-month period in exchange for a cash payment from the Company to EQT in the amount of approximately $195.8 million (the EQT Cash Option). As a result of EQT exercising the EQT Cash Option (and payment by the Company thereof), the maximum aggregate potential fee relief applicable under the EQT Global GGA in such first twelve-month period and such second twelve-month period was reduced to be up to approximately $125 million and depending on the ultimate in-service date of the MVP, up to approximately $140 million, respectively. The gathering MVC fees and potential declines are subject to certain provisions related to inflation adjustment in accordance with the terms of the EQT Global GGA. Additionally, the EQT Global GGA provides for a fee credit to the gathering rate for certain gathered volumes that also receive separate transmission services under certain transmission contracts.

See also "Our exposure to commodity price risk may increase in the future and NYMEX Henry Hub futures prices affect the fair value, and may affect the realizability, of potential cash payments to us by EQT pursuant to the EQT Global GGA.” included in Part I, "Item 1A. Risk Factors" of this Annual Report on Form 10-K for a discussion of factors affecting the estimated fair value of the derivative asset attributable to the Henry Hub cash bonus payment provision.

The following diagram depicts the Company's organizational and ownership structure as of December 31, 2023:

The following is a map of the Company's gathering, transmission and storage and water services operations as of December 31, 2023. Also included are the MVP and MVP Southgate routes, which projects are discussed under "Developments, Market Trends and Competitive Conditions" in Part I, "Item 1. Business" of this Annual Report on Form 10-K.

Compressor Station
MVP
MVP Southgate
Existing Water Pipeline
Existing Gathering
Existing Transmission
Storage Pool Area
OH
PA
WV
Pittsburgh
Greensburg
Waynesburg
Morgantown
Fairmont
Clarion
Jefferson
Clearfield
Lawrence
Butler
Armstrong
Beaver
Indiana
Allegheny
Cambria
Westmoreland
Washington
Somerset
Bedford
Fayette
Greene
Tuscarawas
Harrison
Hancock
Jefferson
Brooke
Ohio
Belmont
Guernsey
Marshall
Monroe
Noble
Wetzel
Monongalia
Marion
Allegany
Garrett
Preston
Mineral
Hampshire
Washington
Tyler
Pleasants
Doddridge
Taylor
Wood
Ritchie
Harrison
Barbour
Wirt
Lewis
Gilmer
Upshur
Calhoun
Randolph
Roane
Braxton
Webster
Clay
Pocahontas
Kanawha
Nicholas
OH
PA
MD
WV
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

	Years Ended December 31,
	2023	2022	2021
Gathering operating revenues	62%	66%	66%
Transmission operating revenues	32%	30%	30%
Water operating revenues	6%	4%	4%
The Company's largest customer, EQT, accounted for approximately 61%, 61% and 59% of the Company's total revenues for the years ended December 31, 2023, 2022 and 2021, respectively.
Gathering Customers. For the year ended December 31, 2023, EQT accounted for approximately 59% of Gathering's throughput and approximately 62% of Gathering's revenues. Subject to certain exceptions and limitations, as of December 31, 2023, Gathering (inclusive of acreage dedications to Eureka Midstream Holdings, LLC (Eureka Midstream), a joint venture in which the Company is the operator and has a 60% interest) had significant acreage dedications through which the Company has the right to elect to gather all natural gas produced from wells under dedicated areas in (i) Pennsylvania pursuant to agreements with EQT, including the EQT Global GGA, and agreements with certain other third parties, (ii) West Virginia pursuant to agreements with EQT, including the EQT Global GGA, and agreements with certain other third parties, and (iii) Ohio pursuant to agreements with various third parties.
The Company provides gathering services in two manners: firm service and interruptible service. Firm service contracts are typically long-term and often include firm reservation fees, which are fixed, monthly charges for the guaranteed reservation of pipeline access. Revenues under firm reservation fees also include fixed volumetric charges under MVCs. As of December 31, 2023, the gathering system had total contracted firm reservation capacity (including contracted MVCs) of approximately 7.7 Bcf per day (inclusive of Eureka Midstream contracted capacity), which included contracted firm reservation capacity of approximately 1.8 Bcf per day associated with the Company's high-pressure header pipelines. Including future capacity expected from expansion projects that are not yet fully constructed or not yet fully in-service for which the Company has executed firm contracts, the gathering system had total contracted firm reservation capacity (including contracted MVCs) of approximately 8.8 Bcf per day (inclusive of Eureka Midstream contracted capacity) as of December 31, 2023, which included contracted firm reservation capacity of approximately 1.9 Bcf per day associated with the Company's high-pressure header pipelines. Volumetric-based fees can also be charged under firm contracts for each firm volume gathered, as well as for volumes gathered in excess of the firm contracted volume. Based on total projected contractual revenues, including projected contractual revenues from future capacity expected from expansion projects that are not yet fully constructed or not yet fully in-service for which the Company has executed firm contracts, the Company's firm gathering contracts had a weighted average remaining term of approximately 13 years as of December 31, 2023.
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
Transmission Customers. For the year ended December 31, 2023, EQT accounted for approximately 61% of Transmission's throughput and approximately 51% of Transmission's revenues. As of December 31, 2023, Transmission had an acreage dedication from EQT through which the Company had the right to elect to transport all gas produced from wells drilled by EQT under dedicated areas in Allegheny, Washington and Greene Counties in Pennsylvania and Wetzel, Marion, Taylor, Tyler, Doddridge, Harrison and Lewis Counties in West Virginia. The Company's other customers include LDCs, marketers, producers and commercial and industrial users. The Company's transmission and storage system provides customers with access to markets in Pennsylvania, West Virginia and Ohio and to the Mid-Atlantic, Northeastern, Midwestern and Gulf Coast markets through interconnect points with major interstate pipelines.
The Company provides transmission and storage services in two manners: firm service and interruptible service. Firm service contracts are typically long-term and often include firm reservation fees, which are fixed, monthly charges for the guaranteed reservation of pipeline and storage capacity. Volumetric-based fees can also be charged under firm contracts for firm volume transported or stored, as well as for volumes transported or stored in excess of the firm contracted volume. As of December 31, 2023, the Company had firm capacity subscribed under firm transmission contracts of approximately 5.8 Bcf per day, which includes future capacity expected from expansion projects that are not yet fully constructed or not yet fully in-service for which the Company has executed firm transmission contracts and excludes approximately 2.6 Bcf per day of firm capacity commitments associated with the MVP and MVP Southgate projects. As of December 31, 2023, the Company had firm storage capacity of approximately 29.8 Bcf subscribed under firm storage contracts. Based on total projected contractual revenues, including projected contractual revenues from future capacity expected from expansion projects that are not yet fully constructed or not yet fully in-service for which the Company has executed firm contracts, the Company's firm transmission and storage contracts had a weighted average remaining term of approximately 12 years as of December 31, 2023.
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
As of December 31, 2023, approximately 97% of Transmission's contracted firm transmission capacity was subscribed by customers under negotiated rate agreements under its tariff. As of December 31, 2023, Transmission had minimal contracted firm transmission capacity subscribed at discounted rates and recourse rates under its tariff. See also "FERC Regulation" under "Regulatory Environment" below and "Our and the MVP Joint Venture's natural gas gathering, transmission and storage services, as applicable, are subject to extensive regulation by federal, state and local regulatory authorities. Changes in or additional regulatory measures adopted by such authorities, and related litigation, could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to pay dividends.” included in Part I, "Item 1A. Risk Factors" of this Annual Report on Form 10-K for additional information.
Water Customers. For the year ended December 31, 2023, EQT accounted for approximately 96% of Water's revenues. The Company has the exclusive right to provide fluid handling services to certain EQT-operated wells through 2029 (and thereafter such right will continue on a month-to-month basis) within areas of dedication in Belmont County, Ohio, including the delivery of fresh water for well completion operations and the collection and recycling or disposal of flowback and produced water. The Company also provides water services to other customers operating in the Marcellus and Utica Shales.
The Company's Assets
Gathering Assets. As of December 31, 2023, the gathering system, inclusive of Eureka Midstream's gathering system, included approximately 1,220 miles of high-pressure gathering lines, 138 compressor units with compression of approximately 491,000 horsepower and multiple interconnect points with the Company's transmission and storage system and to other interstate pipelines.
Transmission and Storage Assets. As of December 31, 2023, the transmission and storage system included approximately 940 miles of FERC-regulated, interstate pipelines that have interconnect points to seven interstate pipelines and multiple LDCs. As of December 31, 2023, the transmission and storage system was supported by 42 compressor units, with total throughput capacity of approximately 4.4 Bcf per day and compression of approximately 135,000 horsepower, and 18 associated natural gas storage reservoirs, which had a peak withdrawal capacity of approximately 820 MMcf per day and a working gas capacity of approximately 43 Bcf.
Water Assets. As of December 31, 2023, the fresh water systems included approximately 201 miles of pipeline that deliver fresh water from local municipal water authorities, the Monongahela River, the Ohio River, local reservoirs and several regional waterways. In addition, as of December 31, 2023, the fresh water systems consisted of permanent, buried pipelines, surface pipelines, 17 fresh water impoundment facilities, as well as pumping stations, which support water transportation throughout the systems, and take point facilities and measurement facilities, which support well completion activities. During 2023, the Company completed the majority of the main trunkline pipelines on the mixed water system including a pipeline that connects its two mixed water storage facilities. As of December 31, 2023, the mixed water system included approximately 53 miles of buried pipeline and two water storage facilities with 350,000 barrels of capacity, as well as two interconnects with the Company’s existing Pennsylvania fresh water systems and provides services to producers in southwestern Pennsylvania. The Company plans to continue to expand its mixed water system in 2024, including the completion of a pipeline to serve a producer in West Virginia and a water pipeline, scheduled to be completed in the first quarter of 2025, to interconnect with the same producer's Pennsylvania mixed water network.
Developments, Market Trends and Competitive Conditions
The Company's strategically located and integrated assets overlay core acreage in the Appalachian Basin. The location of the Company's assets allows its producer customers to access major demand markets in the U.S. The Company is one of the largest natural gas gatherers in the U.S., and its largest customer, EQT, was one of the largest natural gas producers in the U.S. based on average daily sales volumes as of December 31, 2023 and EQT's public senior debt had investment grade credit ratings from Standard & Poor's Global Ratings (S&P), Fitch Ratings (Fitch) and Moody's Investors Service (Moody's) as of that date. For the year ended December 31, 2023, approximately 70% of the Company's operating revenues were generated from firm reservation fee revenues. Generally, the Company is focused on utilizing contract structures reflecting long-term firm capacity, MVC or ARC commitments which are intended to provide support to its cash flow profile. The percentage of the Company's operating revenues that are generated by firm reservation fees (as well as the Company's revenues generally) may vary year to year depending on various factors, including customer volumes and the rates realizable under the Company's contracts, including the EQT Global GGA which provides for periodic gathering MVC fee declines through January 1, 2028 (with the fee then remaining fixed throughout the remaining term). Additionally, as discussed above under "Overview of the Company and Operations" in Part 1, "Item 1. Business" of this Annual Report on Form 10-K, in connection with MVP full in-service the EQT Global GGA provides for more significant potential gathering MVC fee declines in certain contract years.

The Company's principal strategic aim is to achieve greater scale and scope, enhance the durability of its financial strength and to continue to work to position itself for a lower carbon economy.

The Company's standalone strategy reflects its continued pursuit of organic growth projects, including completing and placing in service the MVP, focusing on identifying opportunities to use its existing assets to deepen and grow its customer relationships at optimized levels of capital spending and taking into account the Company’s leverage, and continuing to prudently invest resources in its sustainability-oriented initiatives. The Company’s strategy also reflects its continued focus on achieving a strong balance sheet, and given the Company’s size, operating footprint and other factors considering inorganic opportunities, such as to extend the Company’s operations into the southeast United States and new, key demand markets, such as the Gulf of Mexico LNG export market.
In conjunction with the Company working to execute on its standalone strategy, the Company’s Board of Directors has been engaged in a process with third parties that have expressed interest in strategic transactions involving the Company. The board has engaged outside advisors and the process is ongoing. There is no assurance that such process will result in the execution, approval or completion of any specific transaction or outcome.

The Company expects that the MVP, together with the Hammerhead pipeline and Equitrans, L.P. Expansion Project (EEP), will primarily drive the Company's near-term organic growth, as discussed in further detail below. In particular, the Company believes that the MVP, among other benefits, will allow for greater natural gas production in the southwestern Appalachian Basin (and/or result in increased volumes flowing to the Company's gathering and transmission system given the Company's belief in the system's current unique positioning to provide the supply path to MVP). In addition, the Company continues to focus on de-levering its balance sheet (which the Company views as a critical strategic objective), including in connection with the MVP.
•Mountain Valley Pipeline. The MVP is being constructed by a joint venture among the Company and affiliates of each of NextEra Energy, Inc. (NEE), Consolidated Edison, Inc. (Con Edison), AltaGas Ltd. and RGC Resources, Inc. (RGC). As of December 31, 2023, the Company owned an approximate 48.4% interest in the MVP project and will operate the MVP. The MVP is an estimated 300-mile, 42-inch diameter natural gas interstate pipeline with a targeted capacity of 2.0 Bcf per day that is designed to span from the Company's existing transmission and storage system in Wetzel County, West Virginia to Pittsylvania County, Virginia, which will provide access to the growing southeast demand markets once it is placed in-service. The MVP Joint Venture has secured a total of 2.0 Bcf per day of firm capacity commitments at 20-year terms. Additional shippers have expressed interest in the MVP project and the MVP Joint Venture is evaluating an expansion opportunity that could add approximately 0.5 Bcf per day of capacity through the installation of incremental compression.

In October 2017, the FERC issued the Certificate of Public Convenience and Necessity for the MVP. In the first quarter of 2018, the MVP Joint Venture received limited notice to proceed with certain construction activities from the FERC and commenced construction. However, the MVP project was repeatedly, significantly delayed and subject to cost increases because of legal and regulatory setbacks, particularly in respect of litigation in the U.S. Court of Appeals for the Fourth Circuit (Fourth Circuit). Notwithstanding such prior setbacks, the MVP Joint Venture continued to engage in pursuing the authorizations necessary to complete the MVP project, including on February 28, 2023, the U.S. Department of the Interior’s Fish and Wildlife Service (FWS) issuing a new Biological Opinion and Incidental Take Statement (2023 BiOp) for the MVP project and in May 2023, the U.S. Forest Service and Bureau of Land Management issuing authorizations related to MVP’s segment in the Jefferson National Forest (JNF).

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

Thereafter, certain necessary authorizations were issued to the MVP Joint Venture, and the FERC authorized the MVP Joint Venture to resume all construction activities in all MVP project locations. After the Fourth Circuit issued a stay halting MVP project construction in the JNF and a stay of the 2023 BiOp, the U.S. Supreme Court vacated the stays on July 27, 2023. The MVP Joint Venture recommenced forward construction activity in August 2023.

Since then, the MVP Joint Venture has made substantial progress on completing the MVP. As of February 15, 2024, the MVP Joint Venture, among other things, has completed:

•approximately 300 miles of pipeline installed (less than 4 miles remaining to install);
•415 crossings (13 remaining);
•the hydrotesting of approximately 180 miles (approximately 125 miles remain to be tested, inclusive of interconnect piping);
•the purging and packing of the pipeline through to the second compressor station (total of approximately 77 miles);
•the commissioning of two of three MVP compressor stations; and
•restoration of a substantial portion of the pipeline right of way, with the remaining approximately 112 miles of pipeline restoration to occur following MVP in-service.

Forward progress slowed at the end of 2023 through early 2024 as a result of unforeseen challenging construction conditions, combined with unexpected and substantially adverse winter weather conditions throughout much of January 2024. As a result, the MVP Joint Venture retained a higher than planned contractor headcount through January into February to maintain the right of way and address weather-induced issues and also to be in a position to improve forward progress as soon as conditions became more favorable. While productivity has since improved at the end of January and into February 2024, the combined effect of these unforeseen challenges significantly slowed the previously anticipated pace of construction and adversely affected project cost. As a result, the Company is targeting MVP project completion and commissioning in the second quarter of 2024, at a total estimated project cost ranging from approximately $7.57 billion to approximately $7.63 billion (excluding allowance for funds used during construction (AFUDC)).
Based on such targeted completion timing and following in-service authorization from the FERC, the Company expects that MVP and MVP-related firm capacity contractual obligations would commence on June 1, 2024 (with certain MVC step ups and more significant gathering MVC fee declines under the EQT Global GGA commencing April 1, 2024).
As the MVP Joint Venture continues to diligently work towards responsibly completing the MVP project, it will continue to prioritize the safety of its workforce, communities, and assets, and the project's compliance with applicable environmental standards and regulations.

The targeted completion timing and cost, and accordingly the commencement of MVP and MVP-related firm capacity contractual obligations are subject to many factors, including the physical construction conditions, weather and productivity, many of which are beyond the Company's control.

Further adverse developments however, whatever the cause, affecting the MVP project could further increase project costs and/or further delay completion or in-service of the project, and adversely affect the Company, including its leverage levels and potential liquidity. See also "Expanding our business by constructing new midstream assets subjects us to construction, business, economic, competitive, regulatory, judicial, environmental, political and legal uncertainties that are beyond our control." included in Part I, "Item 1A. Risk Factors" of this Annual Report on
Form 10-K. See also Part II, "Item 3. Legal Proceedings" of this Annual Report on Form 10-K.
On November 4, 2019, Con Edison exercised an option to cap its investment in the construction of the MVP project at approximately $530 million (excluding AFUDC). On May 4, 2023, RGC exercised an option for the Company to fund RGC's portion of future capital contributions with respect to the MVP project, which funding the Company commenced in June 2023 and will continue through the full in-service date of the MVP. The Company and NEE are obligated, and RGC, prior to the exercise of its option described above had opted, to fund the shortfall in Con Edison's capital contributions on a pro rata basis. Following RGC's exercise of its option, the Company is also funding RGC's portion of Con Edison's shortfall. Such funding by the Company in respect of the Con Edison shortfall and RGC's portion of capital contributions has and will correspondingly increase the Company's interests in the MVP project and decrease Con Edison's and RGC's respective interest, as applicable, in the MVP project. If the project were to be completed in the second quarter of 2024 and at a total project cost ranging from approximately $7.57 billion to approximately $7.63 billion (excluding AFUDC), the Company expects its equity ownership in the MVP project would progressively increase from approximately 48.4% to approximately 49.0%.
Through December 31, 2023, the Company had funded approximately $3.4 billion to the MVP Joint Venture for the MVP project. If the MVP project were to be completed in the second quarter of 2024 at a total project cost ranging from approximately $7.57 billion to approximately $7.63 billion (excluding AFUDC), the Company expects it would make total capital contributions to the MVP Joint Venture in 2024 of approximately $540 million to $575 million primarily related to forward construction, and expects that it would incur a total of approximately $4.0 billion over the project's construction, inclusive of approximately $245 million in excess of the Company's ownership interest.
•Wellhead Gathering Expansion Projects and Hammerhead Pipeline. During the year ended December 31, 2023, the Company invested approximately $267.7 million in gathering projects (inclusive of capital expenditures related to the noncontrolling interest in Eureka Midstream). For 2024, the Company expects to invest approximately $225 million to $275 million in gathering projects (inclusive of expected capital expenditures of approximately $15 million related to the noncontrolling interest in Eureka Midstream). The primary projects include infrastructure expansion and optimization in core development areas in the Marcellus and Utica Shales in southwestern Pennsylvania, southeastern Ohio and northern West Virginia for EQT, Range Resources Corporation (Range Resources) and other producers. The Company has seen and expects that it will continue to see the benefits of return-to-pad drilling and system integrations in 2024, and estimates gathering capital expenditures required to maintain flat gathered volumes in a given year would be between approximately $200 million and $250 million for 2024.
The Hammerhead pipeline is a 1.6 Bcf per day gathering header pipeline that is primarily designed to connect natural gas produced in Pennsylvania and West Virginia to the MVP, Texas Eastern Transmission and Eastern Gas Transmission, is supported by a 20-year term, 1.2 Bcf per day, firm capacity commitment from EQT, and cost approximately $540 million. The Company expects Hammerhead pipeline full commercial in-service to commence in conjunction with full MVP in-service and is focused on obtaining additional firm capacity commitments and/or additional interruptible volumes for the pipeline. During the fourth quarter of 2023, the Company provided firm and interruptible volumes from the Company's Hammerhead Gathering agreement with EQT and expects to continue the interruptible volumes up to the full commercial in-service date of the Hammerhead pipeline when firm commitments will commence.
The Company also has an agreement with a producer customer to install approximately 32,000 horsepower booster compression to existing facilities. The project is backed by a long-term firm commitment and is expected to be in-service in the first quarter of 2024. The majority of spend on the project was incurred in 2023.
•Transmission Projects. During the year ended December 31, 2023, the Company invested approximately $84.2 million in transmission projects. For 2024, the Company expects to invest approximately $75 million to $85 million in transmission projects, including approximately $40 million to complete the Company's Ohio Valley Connector expansion project (OVCX). The Company expects OVCX will increase deliverability on the Company's existing Ohio Valley Connector pipeline (OVC) by approximately 350 MMcf per day, create new receipt and delivery transportation paths, and enhance long-term reliability. The project is primarily supported by new long-term firm capacity commitments of 330 MMcf per day, as well as an extension of approximately 1.0 Bcf per day of existing contracted mainline capacity for EQT. OVCX is designed to meet growing demand in key markets in the mid-continent and gulf coast through existing interconnects with long-haul pipelines in Clarington, Ohio. On January 20, 2023, the FERC issued the Final Environmental Impact Statement for the project. On June 15, 2023, the FERC issued the Certificate of Public Convenience and Necessity for OVCX. On July 31, 2023, the FERC issued the Notice to Proceed and the Company commenced construction during the third quarter of 2023. The Company expects to invest a total of approximately $160 million in the project and is targeting the incremental capacity to be placed in-service during the second quarter of 2024. The OVCX project, as well as the Company's successful open season in 2023 for the available transmission capacity that was subject of the one-time transmission customer's contract buyout during the first quarter of 2023, is consistent with the Company's ongoing efforts to optimize existing assets and achieve capital efficiency.
The Company's EEP project is designed to provide north-to-south capacity on the mainline Equitrans, L.P. system, including primarily for deliveries to the MVP. A portion of the EEP commenced operations with interruptible service in the third quarter of 2019. The EEP provides capacity of approximately 600 MMcf per day and offers access to several markets through interconnects with Texas Eastern Transmission, Eastern Gas Transmission and Columbia Gas Transmission. In connection with MVP full in-service, firm transportation agreements for 550 MMcf per day of capacity will commence under 20-year terms.
•MVP Southgate Project. In December 2023, the MVP Joint Venture announced an amended MVP Southgate project in lieu of the original project. The amended project would extend approximately 31 miles from the terminus of the MVP in Pittsylvania County, Virginia to planned new delivery points in Rockingham County, North Carolina using 30-inch diameter pipe. The MVP Southgate project, which was announced in April 2018, previously contemplated an approximate 75-mile interstate pipeline that was approved by the FERC to extend from the MVP at Pittsylvania County, Virginia to new delivery points in Rockingham and Alamance Counties, North Carolina. The Company is expected to operate the MVP Southgate project and owned a 47.2% interest in the MVP Southgate project as of December 31, 2023. The amended MVP Southgate is estimated to cost a total of approximately $370 million, excluding AFUDC and certain costs incurred for purposes of the original project. The Company expects to fund its proportionate share through capital contributions made to the MVP Joint Venture.
The MVP Joint Venture has entered into precedent agreements with each of Public Service Company of North Carolina, Inc. (PSNC), and Duke Energy Carolinas, LLC (Duke), which precedent agreements contemplate the amended project (in lieu of the original project). In contrast to the original, lengthier project, which traversed 155 water crossings and required an additional compressor station (the permit application for which was denied by the Virginia State Air Pollution Control Board in 2021), the amended project would include substantially fewer water crossings (all of which would be evaluated for boring) and would not require a new compressor station. The new precedent agreements, among other things, collectively provide for 550,000 Dth per day of firm capacity commitments (whereas the original project was supported by a 300,000 Dth per day firm capacity commitment with PSNC, which has been superseded by the new precedent agreement with PSNC), are each for 20-year terms (subject to two potential five-year extensions), and describe certain conditions precedent to the parties’ respective obligations regarding MVP Southgate (including, among others, that both precedent agreements remain in full force and effect). Given the court-related construction stops experienced on MVP, the new precedent agreements also incorporate certain spending and termination protections which may be exercised in certain circumstances in accordance with the terms of the precedent agreements, including in connection with a delay, stay or vacatur of certain governmental authorizations. The MVP Joint Venture recently completed an open season for the MVP Southgate project and expects to finalize the project scope in the coming months. The targeted completion timing for the project is June 2028, with the majority of the capital spend expected to occur in 2027.
The FERC previously conditioned its authorization on MVP Southgate being built and made available for service by June 18, 2023. On June 15, 2023, the MVP Joint Venture filed a request with the FERC for an extension of time to June 18, 2026, to complete MVP Southgate, which the FERC granted on December 19, 2023. Project opponents filed a request for rehearing of the FERC's December 19, 2023 order. On February 20, 2024, the FERC denied the rehearing request. The MVP Joint Venture is evaluating the permitting and regulatory roadmap for the project, including requesting an updated completion due date.
•Water Operations. During the year ended December 31, 2023, the Company invested approximately $45.7 million in its water infrastructure, primarily to continue to construct the initial mixed-use water system buildout. The Company placed portions of the initial mixed-use water system in service during 2022 and its second above ground water storage facility into service in July 2023, which brings its total water storage capacity to 350,000 barrels. During 2023, the Company completed the majority of the main trunkline pipelines on the mixed water system, including a pipeline that connects its two mixed water storage facilities. In May 2023, the Company executed an agreement with a producer customer to provide mixed-use water delivery service. The 10-year agreement is backed by a minimum volume commitment. For 2024, the Company expects to invest approximately $25 million to $35 million in its water operations, primarily related to the continued construction of its mixed-use water system buildout.

See "Sustainability and Corporate Responsibility" in Part II, "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K for a discussion of the Company's continued focus on sustainability matters which the Company believes will help to distinctively position the Company and create value.
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
Further, natural gas as a fuel competes with other forms of energy available to end-users, including coal, certain liquid fuels and, increasingly, renewable and alternative energy. Demand for renewable and alternative energy is increasing generally with changes in consumer preferences, governmental clean energy policies, and as renewable and alternative energy becomes more cost competitive with traditional fuels (including by technological advancement, legislation or government subsidies, as well as traditional supply and demand dynamics) and more widely available. Continued increases in the demand for renewable and alternative energy at the expense of natural gas (or increases in the demand for other sources of energy, particularly if prices for natural gas are elevated relative to other forms of energy as fuel) could lead to a reduction in demand for natural gas gathering, transmission and storage, and water services.
See also “Increased competition from other companies that provide gathering, transmission and storage, and water services, or from alternative fuel or energy sources, could negatively impact demand for our services, which could adversely affect our financial results.” included in Part I, "Item 1A. Risk Factors" of this Annual Report on Form 10-K.
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
•rates and charges for the Company's natural gas transmission and storage services;
•certification and construction of new interstate transmission and storage facilities;
•abandonment of interstate transmission and storage services and facilities;
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
The Company's interstate pipeline may also use negotiated rates that could involve rates above or below the recourse rate or rates that are subject to a different rate structure than the rates specified in the Company's interstate pipeline tariffs, provided that the affected customers are willing to agree to such rates and that the FERC has approved the negotiated rate agreement. A prerequisite for allowing the negotiated rates is that negotiated rate customers must have had the option to take service under the pipeline's recourse rates. As of December 31, 2023, approximately 97% of the system's contracted firm transmission capacity was subscribed by customers under negotiated rate agreements under its tariff. Some negotiated rate transactions are designed to fix the negotiated rate for the term of the firm transportation agreement and the fixed rate is generally not subject to adjustment for increased or decreased costs occurring during the contract term.
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
In 2024, there is a possibility that the U.S. Congress could pass legislation revising the NGA or other statutes that may impact the Company's existing facilities and operations or the ability to construct new facilities. Potential areas of revision include, but are not limited to, (i) amending Section 5 of the NGA to allow the FERC to require a pipeline to make refunds from the date that a NGA Section 5 complaint was filed with the FERC if rates are later found to be unjust and unreasonable; (ii) amending

Section 7 of the NGA affecting the ability of companies to exercise eminent domain; and (iii) amending Section 19(b) of the NGA to provide the FERC additional time to act on requests for rehearing.
The FERC’s assessment of greenhouse gas emissions in the NEPA review of pipeline certificate projects remains a divided issue among the Commissioners. In 2023, the FERC reached a compromise position among Acting Chairman Phillips and Commissioners Danly and Christie whereby the FERC will disclose the social cost of GHG calculations for informational purposes, but does not characterize the significance of the projects’ greenhouse gas emissions. This compromise position continued in the FERC’s 2023 Order on Remand in Rio Grande LNG, LLC in response to a U.S. Court of Appeals for the District of Columbia (D.C. Circuit) directive that the FERC address arguments regarding whether the social cost of carbon protocol is a generally accepted analytical tool for assessing the significance of greenhouse gas impacts. Commissioner Allison Clements has continued to file dissenting opinions opposing the Commission’s approach. The D.C. Circuit could decide several pending appeals in 2024 regarding the FERC’s treatment of greenhouse gas emissions in natural gas pipeline certificate reviews.
The FERC had four commissioners in 2023. However, Commissioner James Danly left the FERC at the end of 2023. On February 9, 2024, President Biden named Willie Phillips Chairman of the FERC. Commissioner Allison Clements’s term expires on June 30, 2024, and she has indicated that she will not seek another term, leaving the possibility that the FERC could be without a quorum of three members in 2024. If Congress does not confirm Commissioner Clements's replacement prior to expiration of her term, Commissioner Clements may remain in her position until the end of the current the U.S. Congress in January 2025. As of the filing of this Annual Report on Form 10-K, President Biden has not yet nominated new commissioners.
FERC Regulation of Gathering Rates and Terms of Service. Section 1(b) of the NGA exempts natural gas gathering facilities from regulation by the FERC under the NGA. While the FERC does not generally regulate the rates and terms of service over facilities determined to be performing a natural gas gathering function, it has traditionally regulated rates charged by interstate pipelines for gathering services performed on the pipeline's own gathering facilities when those gathering services are performed in connection with jurisdictional interstate transmission services. The Company submitted an application to the FERC requesting authorization to abandon its low-pressure gathering facilities and services. On June 17, 2022 and December 16, 2022, the FERC issued orders authorizing Equitrans, L.P. to abandon these low-pressure gathering facilities, subject to certain conditions. In 2023, Equitrans, L.P. completed the abandonments of the remaining low-pressure gathering facilities and no longer maintains rates and terms of service in its tariff for unbundled gathering services performed on gathering facilities in connection with its transmission service.
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
Safety and Maintenance. The Company's interstate natural gas pipeline system and natural gas storage assets are subject to regulation by the PHMSA. The PHMSA has established safety requirements pertaining to the design, installation, testing, construction, operation and maintenance of gas pipeline and storage facilities, including requirements that pipeline and storage operators develop a written qualification program for individuals performing covered tasks on pipeline facilities and implement pipeline and storage well integrity management programs. These integrity management plans require more frequent inspections and other preventive measures to ensure safe operation of oil and natural gas transportation pipelines and storage facilities in high population areas or facilities that are hard to evacuate and areas of daily concentrations of people.
Notwithstanding the investigatory and preventative maintenance costs incurred in the Company's performance of customary pipeline and storage management activities, the Company may incur significant additional expenses if anomalous pipeline or storage conditions are discovered or more stringent safety requirements are implemented. For example, in April 2016, the PHMSA published a notice of proposed rulemaking addressing several integrity management topics and proposing new requirements to address safety issues for natural gas transmission and gathering lines, along with certain storage facilities (the Mega Rule). The PHMSA intended the Mega Rule to strengthen existing integrity management requirements, expand assessment and repair requirements to pipelines in areas with medium population densities, and extend regulatory requirements to onshore gas gathering lines that are currently exempt. Part I of the Mega Rule was promulgated on October 1, 2019, with an effective date of July 1, 2020 (see discussion below). Part II was promulgated on November 15, 2021, with an effective date of May 16, 2022 (see discussion below). Finally, Part III of the Mega Rule was promulgated on August 24, 2022, with an effective date of May 24, 2023 (see discussion below).
Further, in June 2016, then-President Obama signed the Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2016 (the 2016 Pipeline Safety Act), extending the PHMSA's statutory mandate under prior legislation through 2019. In addition, the 2016 Pipeline Safety Act empowered the PHMSA to address imminent hazards by imposing emergency restrictions, prohibitions and safety measures on owners and operators of gas or hazardous liquid pipeline facilities without prior notice or an opportunity for a hearing and also required the PHMSA to develop new safety standards for natural gas storage facilities by June 2018. Pursuant to those provisions of the 2016 Pipeline Safety Act, the PHMSA issued a final rule effective December 2, 2019 that expanded the agency's authority to impose emergency restrictions, prohibitions and safety measures and issued a final rule effective March 13, 2020 that strengthened the rules related to underground natural gas storage facilities, including well integrity, wellbore tubing and casing integrity
Following the October 2016 Interim Final Rule, the PHMSA also published five final rules on pipeline safety applicable to the Company: "Enhanced Emergency Order Procedures;" "Safety of Gas Transmission Pipelines: Maximum Allowable Operating Pressure Reconfirmation, Expansion of Assessment Requirements, and Other Related Amendments" (also known as the Mega Rule Part I); and "Safety of Gas Gathering Pipelines: Extension of Reporting Requirements, Regulation of Large, High-Pressure Lines, and Other Related Amendments" (also known as the Mega Rule Part II); and "Safety of Gas Transmission Pipelines: Repair Criteria, Integrity Management Improvements, Cathodic Protection, Management of Change, and Other Related Amendments" (also known as the Mega Rule Part III); and “Pipeline Safety: Requirement of Valve Installation and Minimum Rupture Detection Standards” (the valve rule). The Enhanced Emergency Order Procedures rule, which became effective on December 2, 2019, implements an existing statutory authorization for the PHMSA to issue emergency orders related to pipeline safety if an unsafe condition or practice, or a combination of unsafe conditions and practices, constitutes, or is causing an imminent hazard. Mega Rule Part I, which went into effect on July 1, 2020, requires operators of certain gas transmission pipelines that have been tested or that have inadequate records to determine the material strength of their lines by reconfirming the Maximum Allowable Operating Pressure (MAOP), and establishes a new Moderate Consequence Area for determining regulatory requirements for gas transmission pipeline segments outside of high consequence areas. The rule also establishes new requirements for conducting baseline assessments, incorporates into the regulations industry standards and guidelines regarding design, construction and in-line inspections (ILI), and new requirements for data integration and risk analysis in integrity management programs, including seismicity, manufacturing and construction defects, and crack and crack-like defects, and includes several requirements that allow operators to notify the PHMSA of proposed alternative approaches to achieving the objectives of the minimum safety standards. Mega Rule Part II, which was finalized on November 15, 2021 and went into effect on May 16, 2022, extends existing design, operational and maintenance, and reporting requirements to onshore natural gas gathering pipelines in rural areas. The rule requires operators of onshore gas gathering pipelines to report incidents and file annual reports (with the first annual reports submitted in Spring 2023), and creates new safety requirements that vary based on pipeline diameter and potential consequences of a failure. Mega Rule Part III, which was finalized on August 24, 2022, went into effect on May 24, 2023. The rule requires operators of certain transmission pipelines to assess their integrity management practices, and comply with enhanced corrosion control and mitigation timelines. It also establishes new requirements for pipeline inspections following an extreme weather event or natural disaster, and provides enhanced guidance for pipeline repairs. The valve rule requires the installation of remote operated rupture mitigation valves on new or entirely replaced transmission and storage lines when valves are installed to meet valve spacing requirements. In addition the valve rule includes requirements for operator actions to be taken when notified of a potential rupture that include notifying emergency response agencies and closing valves within a specified timeframe. In 2023, the Company did not incur material compliance costs in connection with complying with the PHMSA rules applicable to the Company. However, as discussed below, the Company does expect certain compliance costs to increase in the near future, and the Company continues to assess the impact of compliance with these rules which could materially impact its future costs of operations and revenue from operations. For example, Mega Rule Part I requires MAOP reconfirmation of certain previously untested transmission pipeline segments, which are commonly referred to as ‘‘grandfathered’’ pipelines. The Company’s grandfathered pipeline MAOP reconfirmation efforts, which the Company has initiated, may result in unanticipated testing and/or replacement costs. When reconfirming MAOP on certain of the Company’s grandfathered pipeline segments the Company may be required to remove portions of pipelines for testing, shut in certain pipelines, and/or may face significant operational or technical challenges when performing either a pressure test or an ILI examination, which could result in substantial costs related thereto, or to repairs, remediation, or replacing existing pipelines, and/or other mitigating actions that may be determined to be necessary as a result of the tests, as well as lost cash flows resulting from shutting down the Company's pipelines during the pendency of any such actions, which could be material to capital expenditures, earnings and the Company's competitive position. Additionally, ensuring complete compliance with the applicable Mega Rule compliance deadlines may cause the Company to incur significant additional expenses if anomalous pipeline conditions are discovered.
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
Should the Company fail to comply with U.S. DOT regulations adopted under authority granted to the PHMSA, it could be subject to penalties and fines. The PHMSA has the statutory authority to impose civil penalties for pipeline safety violations up to a maximum of approximately $266,000 per day for each violation and approximately $2.6 million for a related series of violations. This maximum penalty authority established by statute will continue to be adjusted periodically to account for inflation. In addition, the Company could be required to make additional, unforeseen maintenance capital expenditures in the future for its regulatory compliance initiatives. Additionally, the adoption of new laws and regulations, such as the Mega Rule discussed above, could result in significant added costs or delays to in service or the termination of projects, which could have a material adverse effect on the Company in the future.
On December 27, 2020, then-President Trump signed the "Protecting our Infrastructure of Pipelines and Enhancing Safety (PIPES Act) of 2020," which reauthorized the federal pipeline safety program that expired in 2019. The PIPES Act identifies areas where the U.S. Congress believed additional oversight, research, or regulations was needed. The PIPES Act includes new mandates for the PHMSA to require operators to update, as needed, their emergency response plans and operating and maintenance plans. The PIPES Act also requires operators to manage records and update, as necessary, their existing district regulator stations to eliminate a common mode of failure. The PHMSA will also require that leak detection and repair programs consider the environment, the use of advance lead detection practices and technologies, and that operators be able to locate and categorize all leaks that are hazardous to human safety, the environment, or that can become hazardous. The Company has not incurred and does not anticipate incurring material capital expenditures in connection with complying with the PIPES Act.
Cybersecurity. The U.S. government has continued to issue public warnings that indicate that energy assets might be specific targets of cyberattacks. In May and July 2021, the U.S. Department of Homeland Security's Transportation Safety Administration (the TSA) issued security directives applicable to certain midstream companies requiring such companies to comply with mandatory reporting measures and undertake a number of specific cybersecurity enhancements for both information technology (IT) and operational technology (OT) systems. In both 2022 and 2023, the TSA released updated versions of the security directives, with the most recent versions requiring, among other things, the assessment of the effectiveness of our security measures. The Company continues to work with the TSA to ensure compliance with the security directives and is implementing the requirements of those security directives, as needed. While such implementation is utilizing significant internal resources, as of the filing of this Annual Report on Form 10-K, implementation of, and ongoing compliance with, our cybersecurity implementation program (CIP) and security directives have not materially adversely affected the Company's business and operations.
On November 30, 2022, the TSA issued an advanced notice of proposed rulemaking seeking comment on how to strengthen cybersecurity and resiliency in, among other areas, the pipeline sector. The comment period ended in February 2023. As of the filing of this Annual Report on Form 10-K, it is not clear if or when the TSA will issue a notice of proposed rulemaking. Should any regulations be promulgated, the Company will likely be covered by them, but it is not possible as of the filing of this Annual Report on Form 10-K to predict the ultimate impact such regulations may have on the Company's business or operations.
In March 2022, President Biden signed into law the Cyber Incident Reporting for Critical Infrastructure Act of 2022 (CIRCIA). CIRCIA directs the U.S. Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency (CISA) to promulgate regulations requiring certain entities to report to CISA certain cyber incidents. The Company expects that it will be subject to such regulations after they are promulgated and continues to monitor regulatory developments to ensure future compliance and assess the impact the compliance with these rules on its future costs of operations. As of the filing of this Annual Report on Form 10-K, it is not possible to predict the ultimate impact such regulations may have on the Company’s business or operations.
The regulatory environment surrounding cybersecurity continues to evolve in ways that are frequently difficult to predict. We have been required and may further be required to expend additional resources as a result of current or new laws, regulations, directives or other requirements, or changes in the interpretation or enforcement practices thereof, related to cybersecurity, which could result in material compliance costs. Additionally, we may become subject to multiple incident reporting requirements and other cybersecurity obligations that could overlap or conflict with each other, resulting an increased risk of non-compliance or in different responses to the same incident. Any failure to remain in compliance with laws or regulations governing cybersecurity, including the requirements contained in the Company’s CIP, may result in penalties, fines, enforcement actions, or mandated changes in our practices, which may have a material adverse effect on our business and operations.

For further information, see also “Cyberattacks aimed at us or those third parties on which we rely, as well as any noncompliance by us or such third parties with applicable laws and regulations governing cybersecurity and/or data privacy, could materially adversely affect us.” under Part I, "Item 1A. Risk Factors" of this Annual Report on Form 10-K.
OSHA Regulation. U.S. Department of Labor’s Occupational Safety and Health Administration (OSHA) is focusing on hazards posed to workers by extreme heat. The Biden Administration has indicated that it considers heat-related illnesses to be a growing hazard because of climate change. To combat this hazard, on September 1, 2021, the OSHA implemented an enforcement initiative prioritizing inspections of work activities when the heat index exceeds 80 degrees Fahrenheit. The OSHA further stepped-up enforcement in this area, announcing a National Emphasis Program for Outdoor and Indoor Heat-Related Hazards on April 8, 2022. In addition, the OSHA continues to make progress towards a formal national heat stress standard. In 2021, the OSHA issued an Advanced Notice of Proposed Rulemaking on heat injury and illness prevention in outdoor and indoor work settings and on August 24, 2023, the OSHA released options for a regulatory framework to address heat stress in the workplace. These programs will not likely impact the Company’s remote employees, but could result in increased inspections and fines at the Company’s outdoor worksites.
Employee Health and Safety. As noted above, the Company is subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act and comparable state statutes, whose purpose is to protect the health and safety of workers. In addition, the OSHA hazard communication standard, the U.S. Environmental Protection Agency (EPA) community "right-to-know" regulations and comparable state laws and regulations require that information be maintained concerning hazardous materials used or produced in the Company's operations and that this information be provided to employees, state and local government authorities and citizens.
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
The Company has implemented programs and policies designed to keep its pipelines and other facilities in compliance with existing environmental laws and regulations, and the Company does not believe that the cost of its compliance with such legal requirements will have a material adverse effect on its business, financial condition, results of operations, liquidity or ability to pay dividends to its shareholders. Nonetheless, the trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and it is generally expected that such trend will likely increase under the Biden Administration. Thus, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be significantly in excess of the amounts the Company anticipates as of the filing of this Annual Report on Form 10-K. For example, the Biden Administration has announced that it will be reviewing the National Ambient Air Quality Standards (NAAQS) for ozone and may make these standards more stringent. This could result in the areas in which the Company operates being designated as nonattainment areas. States that contain any areas designated as nonattainment areas will be required to develop implementation plans demonstrating how the areas will attain the applicable standard within a prescribed period of time. These plans may require the installation of additional equipment to control emissions. The EPA did not make the ozone NAAQS more stringent when it reviewed them in 2020, but the Biden Administration has announced that it will be commencing a review of these NAAQS. In addition, in December 2023, the EPA issued a final rule that makes more stringent the volatile organic compound (VOC) and methane emissions limits on certain new and modified equipment in the oil and gas source category, including certain types of compressors and pneumatic pumps. The final rule also extends these requirements to existing sources for the first time. Some states are also enacting methane reduction programs. For example, Pennsylvania has a methane reduction framework for the oil and gas industry that will result in an existing source VOC regulation with the stated goal of reducing methane emissions from well sites, compressor stations and pipelines.
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
These types of capital expenditures could also be required in areas that are nonattainment for the ozone NAAQS depending on the design of the relevant state’s implementation plan to meet the air quality standards. The EPA did not make the ozone NAAQS more stringent when it reviewed them in 2020, and although the Biden Administration initially indicated that it would reconsider that decision, the EPA announced in August 2023 that it would cease its reconsideration and begin an entirely new review of the ozone NAAQS that would need to be completed by 2025 under the federal Clean Air Act. As of the filing of this Annual Report on Form 10-K, it is not clear when the EPA will issue a notice of proposed rulemaking. If the ozone NAAQS are made more stringent, this could result in additional nonattainment areas being designated, which could in turn result in the Company being required to install additional pollution control equipment. Moreover, with regard to the 2015 ozone NAAQS, the EPA released a final rule in May 2023 called the Good Neighbor Plan that imposes a federal implementation plan in 23 states to address air pollution from those states that is contributing to downwind nonattainment of the 2015 ozone NAAQS in other states. The final rule establishes limitations on emissions of nitrogen oxides for certain industrial stationary sources in 23 states, including states in which the Company operates. The rule has been stayed in 12 states including West Virginia by seven different federal courts of appeals because the underlying disapproval of those states’ state implementation plans has been found likely to have been unlawful. The Good Neighbor Plan remains in effect in the remaining 11 states including Ohio, Pennsylvania and Virginia. The final Good Neighbor Plan has been challenged in various courts of appeals, including the D.C. Circuit. The D.C. Circuit denied a motion to stay the rule in September 2023, and some of the parties filed emergency stay applications with the U.S. Supreme Court in October 2023. The U.S. Supreme Court has scheduled oral argument on the emergency stay applications for February 21, 2024. As of the filing of this Annual Report on Form 10-K, it is not clear how the U.S. Supreme Court will rule on the emergency stay application or how the other courts of appeals will rule on the challenges to the underlying disapproval of some states' implementation plans and on the Good Neighbor Plan itself. If the Good Neighbor Plan withstands these judicial challenges and remains in place in states in which the Company operates, the Company will be required to install additional pollution control equipment on certain of its assets, but the Company does not anticipate that compliance with the Good Neighbor Plan will have a material effect on the Company’s capital expenditures, earnings and competitive position.
In August 2023, an EPA issued final rule removing the “emergency” affirmative defense provision from the EPA’s Title V permit program regulations became effective. The EPA removed this provision from the permitting program because the agency found that these provisions conflicted with its current interpretation of the enforcement structure of the Clean Air Act. The EPA has directed states with similar emergency affirmative defense provisions in their Title V permitting programs to revise permits contains those provisions during permit renewals. The final rule has been challenged in the D.C. Circuit, but, as of the filing of this Annual Report on Form 10-K, is in abeyance awaiting a decision in a separate D.C. Circuit case involving a different EPA rule that may have relevance to the challenge to the emergency defense rule. Although the EPA has stated that it “may” use its “case-by-case” enforcement discretion to determine whether to initiate enforcement as appropriate, this rule removes the automatic defense the Company could claim in an emergency situation and may make it more difficult to avoid liability for Title V permit violations.

On February 7, 2024, the EPA released a final rule revising the NAAQS for fine particulate matter (PM2.5). In the final rule, the EPA lowered the level of the annual NAAQS from 12.0 µg/m3 to 9.0 µg/m3. The new annual NAAQS could result in additional nonattainment areas being designated in areas in which the Company operates, which would result in new construction being more difficult in these areas. It would also result in states having to develop new state implementation plans setting forth the measures the state intends to take to attain the new annual standard, and it is possible that these new state implementation plans could require air pollution control devices to be installed on existing compression stations. The rule will take effect 60 days after it is published in the Federal Register, which had not occurred as of the filing of this Annual Report. It is not possible as of the filing date of this Annual Report on Form 10-K to predict the ultimate impact the revised annual PM2.5 NAAQS may have on the Company’s business or operations.
Future compliance with these requirements may require modifications to certain of the Company's operations, including the installation of new equipment to control emissions from the Company's compressors, that could result in significant costs, including increased capital expenditures and operating costs, and could adversely affect the Company's business.
Climate Change. The Company has announced an aspiration of becoming net zero for scope 1 and 2 carbon emissions by 2050. The Company’s climate policy includes two interim emission reduction goals: (i) a 50 percent reduction of its Scope 1 and Scope 2 methane emissions by 2030; and (ii) a 50 percent reduction of its total Scope 1 and Scope 2 greenhouse gas (GHG) emissions by 2040.
Legislative and regulatory measures to address climate change and GHG emissions are in various phases of discussion or implementation and are a major focus of the Biden Administration. On January 27, 2021, President Biden signed an executive order on "Tackling the Climate Crisis at Home and Abroad." This executive order contains sweeping direction to the executive branch to address climate issues. As discussed further below, the construction of interstate natural gas transportation pipelines pursuant to the NGA requires authorization from the FERC, and FERC actions are subject to review under NEPA. NEPA requires federal agencies, such as the FERC, to evaluate major federal actions having the potential to significantly affect the environment. On January 9, 2023, the White House Council on Environmental Quality published new interim guidance entitled “National Environmental Policy Act Guidance on Consideration of Greenhouse Gas Emissions and Climate Change.” Generally, the interim guidance calls for increased scrutiny of the GHG effects of proposed federal action, including requiring agencies to quantify the proposed action’s GHG emissions and relevant climate impacts. The interim guidance and increased review of the GHG impacts of federal action has the potential to significantly delay or limit, and significantly increase the cost of, development of midstream infrastructure. The EPA announced its Climate Enforcement and Compliance Strategy in September 2023, which directs all enforcement and compliance programs in the EPA to address climate change, wherever appropriate, in every matter within their jurisdiction. The Compliance Strategy also directs the EPA to prioritize enforcement and compliance actions to mitigate climate change and to include climate adaptation and resilience requirements whenever appropriate.
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
Since May 2016, the EPA has regulated methane and VOCs from the oil and gas sector through its new source performance standard program under the Clean Air Act. These initial rules (Subpart OOOOa) impose methane and VOC emissions limits on certain types of new and modified compressors and pneumatic pumps. In December 2023, the EPA issued a final rule, which as of the filing of this Annual Report on Form 10-K has not yet been published in the Federal Register, that does three things: (i) modifies Subpart OOOOa to, among other things, increase fugitive emissions monitoring frequency; (ii) promulgates a new Subpart OOOOb that imposes more stringent requirements on new and modified oil and gas sources that commence construction or modification on or after December 6, 2022; and (iii) promulgates an emissions guideline (a new Subpart OOOOc) that provides direction to the states to regulate VOC and methane emissions from existing sources in the sector for the first time. The Subpart OOOOc directs states to regulate existing sources in largely the same manner in which new and modified sources are regulated under Subpart OOOOb. It is expected that some parties may challenge the final rule once it is published in the Federal Register. It is also expected that some parties may file petitions for reconsideration asking the EPA to reexamine certain parts of the final rule. If those challenges are filed and the rule withstands judicial review, or if the EPA decides against any changes to the final rule in response to petitions for reconsideration, the Company will be required to incur certain capital expenditures for air pollution control equipment, increased fugitive emissions monitoring, and other requirements that could result in significant costs and could adversely affect the Company's business. In addition, the Pennsylvania Environmental Quality Board has promulgated regulations that require conventional oil and natural gas sources of volatile organic compounds and methane to meet reasonably available control technology standards to control these emissions, which could result in significant costs that could adversely affect the Company’s business.
In August 2022, the Inflation Reduction Act (IRA) was enacted. Among other provisions, the IRA includes a methane fee that is imposed on certain types of facilities, including certain ones owned and/or operated by the Company. The IRA exempts from the methane fee those facilities that are subject to the EPA’s final methane rule (Subparts OOOOb and OOOOc discussed above), provided that the rule results in emission reductions that are at least equivalent to those that would be achieved under the November 2021 proposed rule (which is the case for new and modified sources and will be the case for existing sources unless a state is able to justify a lesser standard based on the Clean Air Act’s “remaining useful life and other factors” provision). The EPA published a proposed rule in the Federal Register in January 2024. The proposed rule makes clear that the EPA does not think the exemption for existing sources that are subject to Subpart OOOOc would be available until state plans implementing OOOOc are approved and in effect in all states with sources subject to Subpart OOOOc. If the EPA finalizes this interpretation of the IRA’s exemption, the methane fee could have a material effect on the Company until all states have finalized and had their plans approved by the EPA. Under the IRA, the Company could be liable for methane emissions from applicable facilities that are above 25,000 metric tons of carbon dioxide equivalent. These fees are written into the IRA and are: (1) $900 per ton for any tons over the threshold that are reported for calendar year 2024; (2) $1,200 per ton for any tons over the threshold that are reported for calendar year 2025; and (3) $1,500 per ton for any tons over the threshold that are reported for calendar year 2026 and each year thereafter. Even once all the states have approved state plans to implement Subpart OOOOc, it is possible that the Company could have operations in a state that implements less stringent emissions standards than the final Subpart OOOOc emissions guideline, in which case the exemption would not be available for applicable facilities in that state.
The IRA also directed the EPA to amend Subpart W of the Greenhouse Gas Reporting Rule (which governs GHG emissions by the oil and gas sector). The EPA issued a proposed rule amending Subpart W in August 2023. Depending on how the Subpart OOOOc of the EPA’s final rule and the Subpart W of the Greenhouse Gas Reporting Rule are finalized, there is a potential for significant impacts on calculation of the Company’s IRA methane fee. In May 2023, the EPA proposed revised new source performance standards and an emissions guideline for certain new, modified, reconstructed, and existing natural gas-fired electric generating units. If finalized, this rule could have an impact on the demand for natural gas from the U.S. power sector, which could have an adverse effect on the demand for the Company’s business. State programs regulating GHG emissions from power plants, such as the Regional Greenhouse Gas Initiative (RGGI), can also have the effect on the Company of reducing demand for natural gas by power plants. RGGI was found, however, to be unconstitutional in Pennsylvania in November 2023, but this decision is being appealed. Virginia also withdrew from the RGGI program effective January 1, 2024, but as of the filing of this Annual Report on Form 10-K, the decision has not yet been challenged in court.
California enacted two climate-related disclosure laws called the Climate Corporate Data Accountability Act (CCDAA) and the Climate-Related Financial Risk Act (CRFRA) on October 7, 2023. These laws may apply to the Company if we are considered to be “doing business in California” under the CCDAA and the CRFRA. Under the CCDAA, we may be required to quantify and disclose certain GHG emissions data in accordance with the GHG Protocol, a standard developed by the World Resources Institute and the World Business Council for Sustainable Development beginning in 2026 (with the reporting of 2025 emissions data). These reports must be independently audited by a third-party assurance provider. The CRFRA may require us to prepare and submit a biennial report in accord with the framework of the Final Report and Recommendations of the Task Force on Climate-related Financial Disclosures disclosing the company’s climate-related financial risk, and the measures it has adopted to reduce and adapt to climate-related financial risk, with the first report due on January 1, 2026. These financial risk reports must be made available to the public on our website by the applicable compliance dates. There are annual fees associated with both the CCDAA and the CRFRA as well. The CCDAA and the CRFRA may cause us to incur additional (and potentially accelerate) compliance and reporting costs, certain of which could be material, including related to monitoring, collecting, analyzing and reporting new metrics and implementing systems and procuring additional necessary attestation. As of the filing of this Annual Report on Form 10-K, the California Air Resources Board has not yet issued proposed regulations to implement these two climate disclosure laws. Similarly, on March 21, 2022, the SEC released proposed rule changes that would require new climate-related disclosure in SEC filings, including certain climate-related metrics and GHG emissions. The SEC proposal, which as of the filing of this Annual Report on Form 10-K has not been finalized, would also require disclosure of our certain GHG emissions, further increasing our compliance and reporting costs. Such costs may adversely affect our future business, financial condition, results of operations, and liquidity.
The U.S. Congress, along with federal and state agencies, has also considered other measures to reduce the emissions of GHGs. Legislation or regulation that imposes a carbon tax on carbon emissions or that restricts those emissions could increase the Company's cost of environmental compliance through the Company's incurrence of increased non-income taxes or by requiring the Company to install new equipment to reduce emissions from larger facilities and/or, depending on any future legislation, purchase emission allowances. The effect of climate change legislation or regulation on the Company's business is uncertain as of the filing of this Annual Report on Form 10-K. If the Company incurs additional costs to comply with such legislation or regulations, it may not be able to pass on the higher costs to its customers or recover all the costs related to complying with such requirements and any such recovery may depend on events beyond the Company's control, including the outcome of future rate proceedings before the FERC or state regulatory agencies and the provisions of any final legislation or implementing regulations. The Company's future results of operations, cash flows or financial condition could be adversely affected if such costs are not recovered through regulated rates or otherwise passed on to its customers. Additionally, the Company's producer customers may also be affected by legislation or regulation, which may, directly or indirectly, adversely impact their ability and willingness to produce natural gas and accordingly affect such producers' financial health or reduce the volumes delivered to the Company and demand for its services. Climate change and GHG legislation or regulation could delay or otherwise negatively affect efforts to obtain and maintain permits and other regulatory approvals for existing and new facilities, impose additional monitoring and reporting requirements or adversely affect demand for the natural gas the Company gathers, transports and stores. The effect on the Company of any new legislative or regulatory measures will depend on the particular provisions that are ultimately adopted.
See also “Our business is subject to climate change-related transitional risks (including evolving climate-focused regulation and climate change-driven trends emphasizing the financing of non-fossil fuel businesses and prompting the pursuit of emissions reductions, lower-carbon technologies, and alternative forms of energy), as well as physical risks that could significantly increase our operating expenses and capital costs, adversely affect our customers’ development plans, and reduce demand for our products and services.” under Part I, "Item 1A. Risk Factors" of this Annual Report on Form 10-K.
Water Discharges. The federal Clean Water Act and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants or dredged and fill material into federal and state waters as well as waters of the United States, including adjacent wetlands. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of permits issued by the EPA, the U.S. Army Corps of Engineers (Army Corps) or an analogous state agency. In September 2015, new EPA and Army Corps rules defining the scope of the EPA's and the Army Corps' jurisdiction became effective (the 2015 Clean Water Rule), however, the 2015 Clean Water Rule was promptly challenged in courts and was enjoined by judicial action in some states. Further, in October 2019 the EPA issued a rule repealing the 2015 Clean Water Rule and recodifying the preexisting regulations. In June 2020, new EPA and Army Corps regulations narrowing the regulatory scope of the Clean Water Act became effective (the 2020 Navigable Waters Protection Rule). Like the 2015 Clean Water Rule, the 2020 Navigable Water Protection Rule was promptly challenged in courts and has been enjoined by judicial action in at least one state. On December 7, 2021, the EPA and the Army Corps published a proposed rule that would reinstate the pre-2015 definition of waters of the United States, updated to reflect recent U.S. Supreme Court decisions through that date. On December 30, 2022, the EPA and the Army Corps announced the final revised rule, which took effect on March 20, 2023. On May 25, 2023, the U.S. Supreme Court issued its ruling in Sackett v. EPA, U.S. Supreme Court Docket No. 21-454, holding that portions of the existing rules defining “waters of the United States” were invalid, and announcing a new definition of “waters.” On August 29, 2023, the EPA and the Army Corps issued a revised final rule designed to conform their regulations to the Sackett decision (the Conforming Rule), and the Conforming Rule took effect immediately upon its publication on September 8, 2023. However, the Conforming Rule itself does not define certain language from the U.S. Supreme Court’s ruling, and could be expanded or face additional legal challenges in the future. To the extent that any future rules expand the scope of the Clean Water Act's jurisdiction, or to the extent individual states choose to define their jurisdiction to include, and impose requirements on, waters previously regulated by the federal agencies, the Company could face increased costs and delays with respect to obtaining permits for activities in jurisdictional and non-jurisdictional waters, including wetlands.
The Sackett decision may also have effects on the implementation of Water Quality Certifications (WQC) under Section 401 of the Clean Water Act. Section 401 requires that any activity that may result in a discharge to waters of the United States must first receive a Section 401 WQC before a federal agency may issue a permit for that activity. A WQC is typically issued by the state where the discharge originates, or by the EPA itself in areas where a state or tribe does not have authority. In 2020, the EPA finalized a series of changes to the Clean Water Act regulations governing the WQC process, largely curtailing states’ and tribes’ authority over WQCs. On September 27, 2023, the EPA published a final rule that restores states’ and tribes’ authority to review requests for WQCs and imposes additional requirements on the WQC process. The final rule took effect on November 27, 2023, but has been challenged by states and regulated entities in ongoing litigation enjoin its enforcement. If certain elements of the final rule remain in effect, such as expanding the scope of WQCs to non-water quality impacts and changing the allowed time for review by states and tribes, or if states or tribes attach non-water-quality conditions to issuance of WQCs, the Company could face increased costs and delays with respect to obtaining permits for pipeline crossings and other activities in jurisdictional and non-jurisdictional waters.
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
Nationwide Permits (NWPs) are issued by the Army Corps under the Clean Water Act and the Rivers and Harbors Act of 1899 and act as a type of general permit to minimize delays and paperwork for certain activities and discharges in federal jurisdictional waters and wetlands. NWPs are typically reviewed and reissued (or modified) every five years. One such permit, NWP 12, authorizes certain “Oil or Natural Gas Pipeline Activities” and was most recently modified and reissued in January 2021. On March 28, 2022, reportedly at the request of the Biden Administration, the Army Corps initiated an early review of NWP 12 to determine whether any future actions may be appropriate to modify NWP 12 prior to its expiration in 2026. The Army Corps solicited public and stakeholder comments through public meetings held in May 2022, but has not provided any additional updates on the status of its review. To the extent future revisions to NWP 12 or litigation relating to such revisions modify its provisions with respect to oil and natural gas pipeline activities, the Company could face increased costs and delays with respect to obtaining permits for activities in jurisdictional waters, including wetlands.
National Environmental Policy Act. The construction of interstate natural gas transportation pipelines pursuant to the NGA requires authorization from the FERC. The FERC actions are subject to the National Environmental Policy Act of 1978, as amended (NEPA). NEPA requires federal agencies, such as the FERC, to evaluate major federal actions having the potential to significantly affect the environment. In the course of such evaluations, an agency will either prepare an environmental assessment that examines the potential direct, indirect and cumulative effects of a proposed project or, if necessary, a more detailed Environmental Impact Statement. Any proposed plans for future construction activities that require FERC authorization will be subject to the requirements of NEPA. This process has the potential to significantly delay or limit, and significantly increase the cost of, development of midstream infrastructure. In September 2020, new Council on Environmental Quality regulations intended to streamline the NEPA evaluation process went into effect. Those rules have been challenged in courts, although initial efforts to enjoin enforcement of the rule were unsuccessful. On January 20, 2020, President Biden issued an

Executive Order requiring a review of certain federal regulations, and in response the Council on Environmental Quality initiated a two-phase process to review NEPA regulations. Phase 1 of that process resulted in new regulations taking effect in May 2022, partially reverting NEPA regulations to rules that were in effect at the end of the Obama administration. On July 31, 2023, the Council on Environmental Quality published proposed Phase 2 revisions to NEPA regulations, including revisions to bring the regulations into compliance with changes made to NEPA by the Fiscal Responsibility Act of 2023, to increase substantive obligations placed on federal agencies in NEPA process, require consideration of climate change consequences, and require consideration of environmental justice, among other changes. The comment period for the proposed Phase 2 rules ended on September 29, 2023; a final rule is expected to follow.
Endangered Species Act. The federal Endangered Species Act (ESA) restricts activities that may adversely affect endangered and threatened species or their habitats. Federal agencies are required to ensure that any action authorized, funded or carried out by them is not likely to jeopardize the continued existence of listed species or modify their critical habitat. The federal designation of previously unprotected species as being endangered or threatened, or the federal designation of previously unprotected areas as a critical habitat for such species, has caused and could in the future cause the Company to incur additional costs, resulted in and could in the future result in delays in construction of pipelines and facilities, or cause the Company to become subject to operating restrictions in areas where the species are known or presumed to exist. For example, on September 14, 2022, the U.S. Fish and Wildlife Service (FWS) proposed to list the Tricolored Bat (Perimyotis subflavus) as an endangered species; the Tricolored Bat is located in 39 states including North Carolina, Ohio, Pennsylvania, Virginia, and West Virginia. As of the filing of this Annual Report on Form 10-K, the FWS has not finalized that proposal, but an endangered species listing of the Tricolored Bat could limit development activities, particularly tree clearing, in areas where the bat is known or presumed to be present, including areas where we operate. The FWS continues to receive hundreds of petitions to consider listing additional species as endangered or threatened and is being regularly sued or threatened with lawsuits to address these petitions. Some of these legal actions may result in the listing of species located in areas in which the Company operates. Throughout 2020, the U.S. Department of Interior narrowed the ESA regulations and their applicability. These regulations have been challenged in the courts. In August 2022, the U.S. Department of the Interior rescinded certain aspects of the 2020 changes to the ESA regulations. On June 22, 2023, the FWS also proposed further revisions to three sets of ESA regulations, all intended to reverse rules issued in 2019; those proposed rules remain pending. Some or all of these rules could be subject to additional rulemaking or litigation to revise or rescind the rules currently in effect as of the filing of this Annual Report on Form 10-K.
Environmental Justice. The federal government has made advancing environmental justice a priority and has announced a number of new initiatives in the area. Some of those initiatives could have impacts on the business of oil and gas companies, although the amount of impacts remain uncertain. The Biden Administration announced a renewed commitment to environmental justice in a day one executive order, Executive Order 13990: Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis, and followed up that action with Executive Order 14008: Tackling the Climate Crisis at Home and Abroad, which further solidified the administration’s commitment to addressing climate change and advancing environmental justice. Further, in April 2023, the Biden Administration issued Executive Order 14096: Revitalizing Our Nation’s Commitment to Environmental Justice for All, which reinforced the administration’s whole-of-government approach to advancing environmental justice. Since the beginning of the Biden Administration, numerous federal agencies have announced initiatives to prioritize environmental justice as they fulfill their missions.
On May 5, 2022, the U.S. Department of Justice (DOJ) launched a comprehensive environmental justice enforcement strategy designed to guide the DOJ’s work and ensure use of all available tools to promote environmental justice. The strategy provides a roadmap for using DOJ’s civil and criminal enforcement authorities to advance environmental justice through prioritizing enforcement of environmental and civil rights violations in overburdened communities. On the same day, DOJ also launched the Office of Environmental Justice, which has the mission of protecting overburdened and underserved communities from the harm caused by environmental crimes, pollution and climate change. The office serves as a central hub for implementing DOJ’s comprehensive environmental justice enforcement strategy and engages with all department entities to carry out this task.
Further, on September 24, 2022, the EPA launched the Office of Environmental Justice and External Civil Rights. In addition to providing resources and technical assistance on civil rights and environmental justice, the Office of Environmental Justice and External Civil Rights enforces federal civil rights laws, including Title VI of the Civil Rights Act of 1964, which prohibits discrimination by federal funding recipients.
In addition, the FERC has increased its focus on environmental justice issues in its processes and analyses. For example, in March 2023, the FERC convened the Roundtable on Environmental Justice and Equity in Infrastructure Permitting as part of its two-year Equity Action Plan to promote equity and remove barriers that underserved communities, including environmental justice communities, face in the context of the FERC’s processes and policies in five focus areas.

Equitrans Midstream is aware of these changes regarding environmental justice-related policy and enforcement and is in the process of assessing whether and how they may affect the Company. Equitrans Midstream will continue to monitor new developments and actions taken by each of these offices.
States are also in the process of reexamining environmental justice law and policy. Pennsylvania’s then governor signed Executive Order 2021-07 in October 2021. The executive order permanently created an Office of Environmental Justice within the Pennsylvania Department of Environmental Protection, formally established the existent Environmental Justice Advisory Board, and created an Environmental Justice Interagency Council. In September 2023, the Pennsylvania Department of Environmental Protection’s interim final Environmental Justice Policy became effective after an extensive public comment period. The interim final policy was subject to a public comment period that ended November 30, 2023, indicating the policy may be amended further. The prior policy had been in effect since 2004. Under the interim final policy, applications for certain Pennsylvania Department of Environmental Protection permits in environmental justice areas would be subject to specified enhanced public participation requirements, and the agency would prioritize inspections and enforcement in environmental justice areas. In Virginia, the legislature enacted the Environmental Justice Act of 2020, which requires state agencies to examine the environmental justice impacts of their actions and creates a council to recommend new environmental justice policies. In May 2023, the Virginia Department of Environmental Quality released for public comment draft guidance entitled Environmental Justice in the Permitting Process, which provides guidance to agency personnel on a permit evaluation process for permitting actions in environmental justice communities. Finalization of the guidance document remains pending. The West Virginia Department of Environmental Protection released draft Public Engagement Guidelines, which set forth guidance for agency public engagement efforts, for public comment in September 2023. The guidelines are pending finalization. Ohio appears to be monitoring developments at the EPA and other federal agencies. Many of the key issues before the states appear to be focused on enhancing public participation in permitting and other project development-related decisions. State agencies also appear to be considering new approaches to environmental justice in permitting decisions, potentially denying permits or other authorizations on environmental justice grounds. The Company will continue to monitor state legal and regulatory developments in this area and respond as appropriate.
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
As of December 31, 2023, the Company had 773 employees. During 2023, the Company's overall turnover was 6% (with more than 5% being voluntary turnover) of the total employee population.
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
Diversity and Inclusion. The Company believes that diversity of thought and perspective and a team-based approach are essential to its continued success and the Company is committed, through its Inclusion Program and other initiatives, to continuing to build a diverse, inclusive, respectful, and safe workplace. During 2023, the Company hosted, and more than 300 employees attended, five educational sessions on inclusion topics, including a training on disability awareness and cognitive bias; implemented an automated resume redaction process for initial resume reviews during recruitment; promoted and obtained more than 50% employee participation in an Equitrans DEI Badge program whereby employees completed inclusion-focused courses to earn one of three badge levels (advocate, ambassador, and champion) to display in their email signatures and on LinkedIn; continued the annual mentor program for high potential underrepresented employees based on a successful pilot program in 2022; and continued to publish an Inclusion Scorecard to capture relevant employee demographics for discussion with leadership and for all employees to review.
The Company also partners with several diverse organizations to broaden and extend its recruitment efforts, including HBCUConnect.com (Historically Black Colleges and Universities Connect), DiversityJobs.com, RecruitMilitary.com and GettingHired.com (representing individuals with disabilities).
Total Rewards. The Company believes its employees are critical to its success and its total rewards and benefits are structured to attract and retain a talented and engaged workforce. These benefits include comprehensive health insurance for full- and part-time employees; a robust wellness program; annual flu immunizations; access to an Employee Assistance Program; tuition reimbursement; adoption assistance and paid new parent leave; paid time off for holidays, vacation, bereavement, jury duty, military and volunteer time; paid short- and long-term disability, life insurance, and business travel insurance; medical spending accounts for eligible retirees; competitive base salaries and an annual incentive plan and long-term incentive opportunities; and a robust retirement plan with generous company matching and non-elective contributions. In addition, the Company offers flexible work arrangements based on job duties, which the Company recognizes is enabling it to compete for talent on a broad geographic basis.
Talent Development. The Company believes it has a robust talent and leadership development framework. The Human Capital and Compensation Committee of the Board reviews and discusses with management the human capital management matters relevant to the Company’s work force, including talent attraction and retention. The Company provides technical, behavioral, and leadership training to multiple levels of Company individual contributors, managers, and leaders, as well as customized, executive-level assessment, development, and coaching programs for senior leaders. Employees at all levels within the Company are encouraged to participate in relevant developmental opportunities through Company partnerships with external learning organizations and all employees are encouraged to complete an annual development plan.
Culture and Inclusion Council. The Company continues to utilize a cross-functional Culture and Inclusion Council (CIC) which solicits employee feedback on ways to further enhance corporate culture. In 2023, as part of its One Team philosophy, the Company emphasized internal relationships and connectedness in a hybrid person-centric work environment. The CIC hosted four regionally based networking opportunities for employees in Pennsylvania, Texas, and Florida; six Coffee Talks, which are virtual informational sessions on various Company or wellbeing topics; and seven Lunch with Leaders opportunities in which members of the leadership team take small groups of employees to lunch. The Company also continued to promote a flexible work environment for all employees, regardless of how or from where they work. This includes flexible temporary schedules when family or personal matters arise, and various permanent work schedule options based on the nature of the job and an employee’s personal preference. We encourage all employees, both field and non-field workers, to utilize flexibility opportunities as needed. As part of its person-centric work environment, the Company believes that nurturing relationships, supporting employees’ individual needs, and connecting with one another helps to foster a One Team environment to further drive efficiency and promote a stronger corporate culture long-term.
Additional Information. The Company publishes an annual Corporate Sustainability Report (CSR), which contains the most recent available data on a variety of topics, including those discussed above under the heading "Human Capital Management." Copies of the 2023 CSR are available free of charge on the Company’s website (www.equitransmidstream.com) by selecting the "Sustainability" tab on the main page and then the "Sustainability Reporting" link. Information included in the CSR or our website is not incorporated into this Annual Report on Form 10-K.
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
The risk factors may be important for understanding any statement in this Annual Report on Form 10-K or elsewhere. The following information, including the full set of risk factors set forth in this section, should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and accompanying notes included in "Item 8. Financial Statements and Supplementary Data" in Part II of this Annual Report on Form 10-K. Note that additional risks not presently known to us or that are currently considered immaterial as of the filing of this Annual Report on Form 10-K may also have a negative impact on our business and operations. If any of the events or circumstances described below actually occurs, our business, financial condition, results of operations, liquidity or ability to pay dividends could suffer and the trading price of our common stock could decline.
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
•The regulatory approval process, including judicial review, for the construction of new transmission assets is very challenging and has significantly impacted, and in the future could impact, our and the MVP Joint Venture's ability to obtain or maintain all approvals necessary to complete certain projects in a timely manner or at all or our ability to achieve the expected investment returns on the projects. If we do not complete organic growth projects, realize revenue generating volume growth on our systems, and/or identify and complete inorganic growth opportunities, our future growth may be limited. Further, there is no assurance as to the outcome of our Board of Directors' ongoing strategic process with respect to the Company.
•Decreases or a lack of growth in production of natural gas in our areas of operation, and the lack of diversification of our assets, products and geographic locations, could further adversely affect us.
•Impairments of our assets, including property, plant, and equipment, intangible assets, goodwill and our equity method investment in the MVP Joint Venture, previously have reduced, and if incurred in the future could reduce, our earnings.
•Cyberattacks aimed at us and/or third parties on which we rely, as well as any noncompliance by us or our third parties with applicable laws and regulations governing cybersecurity and/or data privacy, could materially adversely affect us.
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
•Third-party pipelines and other facilities interconnected to our pipelines and facilities may become unavailable to transport or process natural gas, or may not accept deliveries of natural gas from us or our joint ventures.

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
•We have incurred and expect to continue to incur costs and expenses resulting from or arising out of the Rager Mountain natural gas storage field incident in November 2022, including potentially additional regulatory penalties.
•We do not insure against all potential losses and could be seriously harmed by unexpected liabilities.
•Significant portions of our pipeline systems have been in service for several decades, and we are subject to numerous hazards, regulatory compliance obligations and operational risks.
•We do not own all of the land on which our assets are located, which could disrupt our operations and future development.
•The loss or disengagement of key personnel could adversely affect our ability to execute our plans.
•Our exposure to commodity price risk may increase in the future.
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
Historically, we have provided EQT a substantial percentage of its natural gas gathering, transmission and water services. EQT accounted for approximately 61% of our revenues for the year ended December 31, 2023. We expect to continue to derive a substantial majority of our revenues from EQT for the foreseeable future.
Given the scope of our business relationship with EQT, any event, whether in our areas of operations or otherwise, that adversely affects EQT’s production (or the amount of its production which flows to our systems), financial condition, leverage, results of operations or cash flows may adversely affect us. Accordingly, we are subject to the business risks of EQT, including the following:
•decisions of EQT’s management to reduce, slow or maintain at relatively flat levels EQT’s natural gas production or to prioritize production away from our assets or obligations to build, which such decisions have been and may in the future be influenced by corporate capital allocation strategies, regional takeaway constraints, commodity prices, and/or other factors (as applicable); such decisions have in certain instances in the past directly and adversely impacted demand for our services and aspects of our business, including, in combination with MVP project delays, the value potentially realizable under certain of our contracts, and future such decisions could (including, without limitation, as gathering fee declines take effect under the EQT Global GGA) directly and adversely impact us and our business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders;
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
•the costs of producing natural gas, including the availability and costs of drilling rigs and crews and other equipment;
•geologic and reservoir risks and considerations;
•risks associated with the operation of EQT’s wells and facilities, including potential environmental liabilities;
•EQT’s ability to identify future exploration, development and production opportunities and midstream alternatives;
•uncertainties inherent in projecting future rates of production, levels of reserves, and demand for natural gas, NGLs and oil;
•EQT’s execution of its strategic plan and additional strategic transactions, if any;
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
Expanding our business by constructing new midstream assets subjects us to construction, business, economic, competitive, regulatory, judicial, environmental, political and legal uncertainties that are beyond our control.
Our growth strategy includes organic optimization of our existing assets and greenfield growth projects. The development and construction by us or our joint ventures of pipeline and water infrastructure and storage facilities and the optimization of such assets involve numerous construction, business, economic, competitive, regulatory, judicial, environmental, political and legal uncertainties that are beyond our control, require the expenditure of significant amounts of capital and expose us to risks. Those risks include, but are not limited to: (i) physical construction conditions, such as topographical, or unknown or unanticipated geological, conditions and impediments; (ii) construction site access logistics; (iii) crew availability and productivity and ability to adhere to construction workforce drawdown plans; (iv) adverse weather conditions; (v) project opposition, including delays caused by landowners, advocacy groups or activists opposed to our projects and/or the natural gas industry through lawsuits or intervention in regulatory proceedings; (vi) environmental protocols and evolving regulatory or legal requirements and related impacts therefrom, including additional costs of compliance; (vii) the application of time of year or other regulatory restrictions affecting construction, (viii) failure to meet customer contractual requirements; (ix) environmental hazards; (x) vandalism; (xi) the lack of available skilled labor, equipment and materials (or escalating costs in respect thereof, including as a result of inflation); (xii) issues regarding availability of or access to connecting infrastructure; and (xiii) the inability to obtain necessary rights-of-way or approvals and permits from regulatory agencies on a timely basis or at all (and maintain such rights-of-way, approvals and permits once obtained, including by reason of judicial hostility or activism). Risks inherent in the construction of these types of projects, such as unanticipated geological conditions, challenging terrain in certain of our construction areas and severe or continuous adverse weather conditions, have adversely affected, and in the future could adversely affect, project timing, completion and cost, as well as increase the risk of loss of human life, personal injuries, significant damage to property or environmental pollution. Most notably, certain of these risks have been realized in the construction of the MVP project, including construction-related risks and adverse weather conditions, and such risks or other risks may be realized in the future which may further adversely affect the timing and/or cost of the MVP project.
Given such risks and uncertainties, our projects or those of our joint ventures may not be completed on schedule, within budgeted cost or at all. As a further example, public participation, including by pipeline infrastructure opponents, in the review and permitting process of projects, through litigation or otherwise, has previously introduced, and in the future can introduce, uncertainty and adversely affect project timing, completion and cost. See also “The regulatory approval process for the construction of new transmission assets is very challenging, and, as demonstrated with the MVP pipeline, has resulted in significantly increased costs and delayed targeted in-service dates, and decisions by regulatory and/or judicial authorities in pending or potential proceedings relevant to the development of midstream assets, particularly any litigation instituted in the Fourth Circuit, such as regarding the MVP Southgate project and/or expansions or extensions of the MVP, are likely to impact our or the MVP Joint Venture's ability to obtain or maintain in effect all approvals and authorizations, including as may be necessary to complete certain projects in a timely manner or at all, or our ability to achieve the expected investment returns on the projects.” in Part I, "Item 1A. Risk Factors" of this Annual Report on Form 10-K. Further, civil protests regarding environmental justice and social issues or challenges in project permitting processes related to such issues, including proposed construction and location of infrastructure associated with fossil fuels, poses an increased risk and may lead to increased litigation, legislative and regulatory initiatives and review at federal, state, tribal and local levels of government or permitting delays that can prevent or delay the construction of such infrastructure and realization of associated revenues.

Additionally, construction expenditures on projects generally occur over an extended period, yet we will not receive revenues from, or realize any material increases in cash flow as a result of, the relevant project until it is placed into service. Moreover, our cash flow from a project may be delayed or may not meet our expectations, including as a result of taxes which could potentially be calculated based on excess expenditures, inclusive of maintenance, incurred during extended court-driven construction delays. Furthermore, we may construct facilities to capture anticipated future growth in production and/or demand in a region in which such growth does not materialize or is delayed beyond our expectations. As a result, new facilities may not be able to attract enough throughput to achieve our expected investment return. Such issues in respect of the construction of midstream assets could adversely affect our business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders.
The regulatory approval process for the construction of new transmission assets is very challenging, and, as demonstrated with the MVP pipeline, has resulted in significantly increased costs and delayed targeted in-service dates, and decisions by regulatory and/or judicial authorities in pending or potential proceedings relevant to the development of midstream assets, particularly any litigation instituted in the Fourth Circuit, such as regarding the MVP Southgate project and/or expansions or extensions of the MVP, are likely to impact our or the MVP Joint Venture's ability to obtain or maintain in effect all approvals and authorizations, including as may be necessary to complete certain projects in a timely manner or at all, or our ability to achieve the expected investment returns on the projects.
Certain of our projects require regulatory approval from federal, state and/or local authorities prior to and/or in the course of construction, including any extensions from, expansions of or additions to our and the MVP Joint Venture’s gathering, transmission and storage systems, as applicable. The approval process for certain projects has become increasingly slower and more difficult, due in part to federal, state and local concerns related to exploration and production, transmission and gathering activities and associated environmental impacts, and the increasingly negative public perception regarding, and opposition to, the oil and gas industry, including major pipeline projects like the MVP and MVP Southgate. Further, regulatory approvals and authorizations, even when obtained, have increasingly been subject to judicial challenge by activists requesting that issued approvals and authorizations be stayed and vacated.
Accordingly, authorizations needed for our or the MVP Joint Venture’s projects, including any expansion of the MVP project and the MVP Southgate project or other extensions, may not be granted or, if granted, such authorizations may include burdensome or expensive conditions or may later be stayed or revoked or vacated, as was repeatedly the case with the construction of the MVP project, particularly in respect of litigation in the Fourth Circuit. Significant delays in the regulatory approval process for projects, as well as stays and losses of critical authorizations and permits, should they be experienced, have the potential to significantly increase costs, delay targeted in-service dates and/or affect operations for projects (among other adverse effects), as has happened with the MVP and the originally contemplated MVP Southgate projects and could occur in the future in the case of authorizations required for our or the MVP Joint Venture’s current or future projects, including in respect of developing expansions or extensions, such as expansion of the MVP project and the MVP Southgate project.
Any such adverse developments and uncertainties could adversely affect our ability, and/or, as applicable, the ability for the MVP Joint Venture and its owners, including us, to achieve expected investment returns, adversely affect our willingness or ability and/or that of our joint venture partners to continue to pursue projects, and/or cause impairments, including, as has occurred in the past, to our equity investment in the MVP Joint Venture.
We have experienced and may further experience increased opposition with respect to our and the MVP Joint Venture’s projects from activists in the form of lawsuits, intervention in regulatory proceedings and otherwise, which in the past resulted in adverse impacts to our business, financial condition, results of operations and liquidity. In particular, opponents were successful in past challenges with respect to the MVP project and two challenges with respect to MVP project authorizations remains outstanding as of the filing of this Annual Report on Form 10-K (see Part I, “Item 3. Legal Proceedings — Challenges to FERC Certificate, D.C. Circuit” of this Annual Report on Form 10-K). Opposition is ongoing regarding the MVP Southgate project and is expected for future projects, including any expansions of the MVP. If ongoing or future challenges were successful, it could result in significant, adverse impacts to our business, financial condition, results of operations and liquidity. Such opposition has made it increasingly difficult to complete projects and place them in service and, following any in-service, may also affect operations or affect extensions and/or expansions of projects. Further, such opposition and/or adverse court rulings and regulatory determinations may have the effect of increasing the timeframe on necessary agency action to address actual or perceived concerns in prior adverse court rulings, or may have the effect of increasing the risk that at a future point joint venture partners may elect not to continue to pursue or fund a project, which could, absent additional project sponsors, significantly imperil the ability to complete the project. See “We have entered into joint ventures, and may in the future enter into additional or modify existing joint ventures, that might restrict our operational and corporate flexibility and divert our management’s time and our resources. In addition, we exercise no control over joint venture partners and it may be difficult or impossible for us to cause these joint ventures or partners to take actions that we believe would be in our or the joint venture’s best interests and these joint ventures are subject to many of the same risks to which we are subject.” in Part I,

"Item 1A. Risk Factors" of this Annual Report on Form 10-K. Challenges to our projects have adversely affected and could adversely affect our business (including by increasing the possibility of investor activism), financial condition, results of operations, liquidity and ability to pay dividends to our shareholders.
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
Our business is dependent on continued natural gas production and the availability and development of reserves in our areas of operation. Periods of higher natural gas prices have not caused our largest customers to materially increase their production forecasts. At various times our customers have previously announced, and may in the future announce, lower, flat or modest increases to production forecasts based on various factors, which could include (and have in the past included) regional takeaway capacity limitations (including without limitation the lack of completion of MVP), natural gas prices, access to capital, investor expectations regarding free cash flow, a desire to reduce or refinance leverage or other factors. See, for example, “We generate a substantial majority of our revenues from EQT. Therefore, we are subject to the business and liquidity risks of EQT, and any decrease in EQT's drilling or completion activity (or significant production curtailments) or a shift in such activity away from our assets could adversely affect our business and operating results.” in Part I, "Item 1A. Risk Factors" of this Annual Report on Form 10-K. Such decisions by our customers affect production levels and, accordingly, demand for our services and therefore our results of operations. Additionally, regional takeaway constraints, corporate capital allocation strategies or lower regional natural gas prices have caused and could cause producers to determine in the future that drilling activities in areas outside of our current areas of operation are strategically more attractive to them. Further reduction, or continued lack of growth, in the natural gas volumes supplied by our producer customers could limit our ability to grow, reduce throughput on our systems and adversely impact our business, including our ability to pay dividends to our shareholders.
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
GAAP requires us to test certain assets for impairment on either an annual basis or when events or circumstances occur which indicate that the carrying value of such assets might be impaired. The outcome of such testing previously has resulted in, and in the future could result in, impairments of our assets, including our property, plant, and equipment, intangible assets, goodwill and/or our equity method investment in the MVP Joint Venture. If we determine that an impairment has occurred, we would be required to take a noncash charge to earnings, which, if significant, could have a material adverse effect on our results of operations and financial position. See Note 2 to the consolidated financial statements for a discussion of impairments previously recognized.
Further, the accounting estimates related to impairments are susceptible to change, including estimating fair value which requires considerable judgment. For goodwill, management’s estimate of a reporting unit’s future financial results is sensitive to changes in assumptions, such as changes in stock prices, weighted-average cost of capital, terminal growth rates and industry multiples. Similarly, cash flow estimates utilized for purposes of evaluating long-lived assets and equity method investments (such as in the MVP Joint Venture) require us to make projections and assumptions for many years into the future for pricing, demand, competition, operating costs, timing of operations, and other factors. We evaluate long-lived assets and equity method investments for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable (meaning, in the case of its equity method investment, that such investment has suffered other-than-temporary declines in value under ASC 323, Investments: Equity Method Investments and Joint Ventures (ASC 323)). When a quantitative assessment is performed, we use estimates and assumptions in estimating our reporting units', our long-lived assets' and our equity method investment's fair values that we believe are reasonable and appropriate at that time; however assumptions and estimates are inherently subject to significant business, economic, competitive and other risks that could materially affect the calculated fair values and the resulting conclusions regarding impairments, which could materially affect our results of operations and financial position.
Cyberattacks aimed at us or those third parties on which we rely, as well as any noncompliance by us or such third parties with applicable laws and regulations governing cybersecurity and/or data privacy, could materially adversely affect us.
We have become increasingly dependent upon digital technologies, including information systems, infrastructure, and cloud applications, to conduct our business, and the maintenance of our financial and other records has long been dependent upon such technologies. Our business also involves collection, uses and other processing of personally identifiable information of our employees, contractors, land agreement counterparties, and other related parties by the Company and/or our third-party business partners. We depend on both our own systems, networks, and technology as well as the systems, networks and technology of our vendors, customers and other business partners. Our increasing reliance on digital technologies puts us at greater risk for system failures, disruptions, incidents, data breaches and cyberattacks (including through third parties with which we do business), which could significantly impair our ability to conduct our business. Additionally, if our major customers or suppliers experience deliberate attacks on, or unintentional events affecting their digital technologies, it may reduce their ability to utilize our, or provide, services, which could have a material adverse impact on our operations and business. Energy industry participants, including midstream companies, have been the victims of high-profile ransomware attacks, and we expect to continue to be targeted by cyberattacks as a critical infrastructure company.
The U.S. government has continued to issue public warnings that indicate that energy assets might be specific targets of cyberattacks. The TSA has issued a series of security directives applicable to certain midstream companies, including us, requiring such companies to comply with mandatory reporting measures and undertake a number of specific cybersecurity enhancements for both IT and OT systems. In addition to the TSA security directives, there are multiple regulatory rulemaking processes, and contemplated legislation that may result in new regulations or requirements applicable to us. For additional information regarding cybersecurity matters applicable to us, including our TSA-approved CIP and laws and regulations such as the TSA security directives, see "Regulatory Environment" and "Cybersecurity" under Part I, “Item 1. Business” of this Annual Report on Form 10-K. We have been required and may further be required to expend additional resources as a result of current or new laws, regulations, directives or other requirements related to critical infrastructure cybersecurity. With the proliferation of regulations, we may become subject to overlapping or conflicting regulatory requirements. Any failure to remain in compliance with laws or regulations governing cybersecurity, including the TSA security directives, may result in penalties, fines, enforcement actions, or mandated changes in our practices, which may have a material adverse effect on our business and operations.
We rely on IT systems, some of which are managed by third parties that we do not control, that may also be, and may have been, susceptible to cyber threats and cyber-related risks described in this risk factor. While we and third parties that provide services to us commit resources to the design, implementation and monitoring of our IT and OT systems, there is no guarantee that our or such third parties’ cybersecurity measures will provide absolute security.
Despite these measures, we may not be able to anticipate, detect or prevent all cyberattacks or incidents, particularly because the methodologies used by attackers change frequently or may not be recognized until launched, and because attackers are increasingly using tactics, techniques, and procedures designed to circumvent controls and avoid detection. Attacks may originate from outside or inside parties, hackers, criminal organizations, or other threat actors, including nation states. As artificial intelligence (“AI”) capabilities improve and gain widespread use, we may experience cyberattacks created using AI or incidents related to the use of AI, which may be difficult to detect and mitigate against.
Deliberate attacks on, or unintentional events or incidents affecting, our IT and OT systems or infrastructure or the systems or infrastructure of third parties could, depending on the extent or duration of the event, materially adversely affect us, including by leading to corruption, misappropriation or loss of our proprietary and sensitive data, delays (which could be significant) in the performance of services for our customers, difficulty in completing and settling transactions, challenges in maintaining our books and records, communication interruptions, environmental damage, regulatory scrutiny, personal injury or death, property damage and other operational disruptions, as well as damage to our reputation, financial condition and cash flows and potential legal claims and liabilities. Like other companies in the natural gas industry, we have identified and expect to continue to identify cyberattacks and incidents on our systems. Additionally, we have received notification from third party service providers of certain such matters on their systems. None of the cyberattacks and incidents we have identified, or been notified of, to the filing of this Annual Report on Form 10-K has had a material impact on our business or operations.
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
The regulatory landscape with regard to data privacy continues to rapidly develop in foreign, federal and state jurisdictions. Compliance with new laws and regulations governing data privacy, as well as any unauthorized disclosure of personal information, is becoming increasingly complex and may potentially increase our compliance costs. Any failure by us, a company that we acquire, or one of those third parties on which we rely, to comply with these laws and regulations, where applicable, could adversely affect us, including by resulting in reputational harm, penalties, regulatory investigations scrutiny, liabilities, legal claims and/or mandated changes in our business practices.
Our subsidiaries’ significant indebtedness, and any future indebtedness, as well as the restrictions under our subsidiaries’ debt agreements, could adversely affect our operating flexibility, business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders.
Our subsidiaries have significant amounts of debt outstanding under the Amended EQM Credit Facility, the 2021 Eureka Credit Facility (as such terms are defined in Note 9) and the senior unsecured notes issued by EQM. See Note 9 to the consolidated financial statements for a discussion of the Amended EQM Credit Facility, the 2021 Eureka Credit Facility and the senior unsecured notes issued by EQM and see Note 15 to the consolidated financial statements for a discussion of the Fifth Amendment to the Amended EQM Credit Facility. The respective debt agreements of EQM and Eureka Midstream, LLC (Eureka), a wholly owned subsidiary of Eureka Midstream, contain various covenants and restrictive provisions that limit EQM’s and Eureka’s, as applicable, ability to, among other things: incur or guarantee additional debt, make distributions on or redeem or repurchase units, incur or permit liens on assets, enter into certain types of transactions with affiliates, enter into burdensome agreements, subject to certain specified exceptions, enter into certain mergers or acquisitions; and, dispose of all or substantially all of their respective assets.
The Amended EQM Credit Facility contains certain negative covenants, that, among other things, establish for EQM a maximum Consolidated Leverage Ratio (as defined in the Amended EQM Credit Facility) that could not exceed 5.85 to 1.00 for the quarter ended December 31, 2023, 6.00 to 1.00 for the quarter ending March 31, 2024, 6.25 to 1.00 for the quarter ending June 30, 2024, 5.85 to 1.00 for the quarter ending September 30, 2024, and 5.50 to 1.00 for quarters thereafter, with the then-applicable ratio being tested as of the end of each fiscal quarter. Under the 2021 Eureka Credit Facility, Eureka is required to maintain a Consolidated Leverage Ratio (as defined in the 2021 Eureka Credit Facility) of not more than 4.75 to 1.00 (or not more than 5.25 to 1.00 for certain measurement periods following the consummation of certain acquisitions). Additionally, as of the end of any fiscal quarter, Eureka may not permit the ratio of Consolidated EBITDA (as defined in the 2021 Eureka Credit Facility) for the four fiscal quarters then ending to Consolidated Interest Charges (as defined in the 2021 Eureka Credit Facility) to be less than 2.50 to 1.00.

In addition, the Amended EQM Credit Facility and the 2021 Eureka Credit Facility each contain certain events of default, including the occurrence of a change of control (as defined in the applicable credit facility). Events beyond the control of EQM and Eureka (including changes in general economic and business conditions) and with respect to EQM, certain delays in the full in-service of the MVP project (absent mitigating actions by management), may affect the ability of EQM and Eureka to, as applicable, meet and comply with their respective financial obligations and covenants.
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
Our ability to service our subsidiaries’ current, or our or our subsidiaries’ future respective debts, will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. Further, we view de-levering our business as a critical strategic objective given that leverage levels affect the manner in which we may pursue strategic and organic initiatives, our ability to respond to market and competitive pressures, and the competition for investment capital. Our ability to de-lever and the pace thereof will depend on our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors (including particularly bringing the MVP in-service), as well as the MVP Joint Venture’s ability to execute on project-level financing, some of which are beyond our control.
If our operating results are not sufficient to service our subsidiaries’ current, or our or our subsidiaries’ future indebtedness, as applicable, or our operating results affect our ability to comply with covenants in our debt agreements, we will be forced to take actions such as seeking modifications to the terms of our debt agreements (for example, the Amended EQM Credit Facility has been amended to increase the Consolidated Leverage Ratio in the past), including providing guarantees, pledging assets as collateral, reducing dividends, reducing or delaying our business activities, acquisitions, investments or capital expenditures, selling assets or seeking additional equity or debt capital. We may not be able to timely effect any of these actions on satisfactory terms or at all. Further, if our operating results are not sufficient to enable de-levering or affect the pace of de-levering, or if MVP project-level financing is not realized, the manner in which we may pursue strategic and organic initiatives, address market and competitive pressures, and compete for investment capital may be adversely affected, absent additional actions to de-lever, which may not be available to us on satisfactory terms or at all.
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
In addition, our subsidiaries’ significant indebtedness may be viewed negatively by credit rating agencies, which could cause our subsidiaries’ respective access to the capital markets to become more challenging. Any future additional downgrade of the debt issued by EQM could increase our capital costs or adversely affect our operating flexibility or ability to raise capital in the future. See “A further downgrade of EQM’s credit ratings could impact our liquidity, access to capital, and costs of doing business.” in Part I, “Item 1A. Risk Factors” of this Annual Report on Form 10-K.
Additionally, our ability to obtain financing in the future may be adversely affected by market forces driven by concern for climate change. See “Our business is subject to climate change-related transitional risks (including evolving climate-focused regulation and climate change-driven trends emphasizing the financing of non-fossil fuel businesses and prompting the pursuit of emissions reductions, lower-carbon technologies, and alternative forms of energy), as well as physical risks that could significantly increase our operating expenses and capital costs, adversely affect our customers’ development plans, and reduce demand for our products and services.” in Part I, “Item 1A. Risk Factors” of this Annual Report on Form 10-K.
If we, our subsidiaries or our joint ventures are unable to obtain needed capital or financing on satisfactory terms, our ability to execute our business strategy and pay dividends to our shareholders may be diminished. Additionally, financing transactions may increase our financial leverage or could cause dilution to our shareholders.
In order to fund our capital expenditures and capital contributions so to grow and maintain our asset base and complete expansion projects, including the MVP project, any expansion of the MVP project and the MVP Southgate project, as well as to fund potential strategic transactions, if any, we may use cash from our operations, incur borrowings under our subsidiaries’ credit facilities or through debt capital market transactions, enter into new credit arrangements or sell additional shares of our equity or a portion of our assets. Using cash from operations will reduce the cash we have available to pay dividends to our shareholders. Our subsidiaries’ or our joint ventures’ ability to obtain or maintain bank financing or to access the capital markets for debt offerings, or our ability to access the capital markets for future equity offerings, may be limited by, among other things and as applicable, our subsidiaries’ or our joint ventures’ financial condition at the time of any such financing or offering, our subsidiaries’ or our joint ventures’ credit ratings, as applicable, the covenants in our subsidiaries’ or our joint ventures’ debt agreements, the rights and preferences governing the Equitrans Midstream Preferred Shares, the status of the MVP project, general economic conditions, market conditions in our industry, changes in law (including tax laws), and other contingencies and uncertainties that are beyond our control. Additionally, market forces are affecting (and are expected to continue to affect) the availability and cost of capital to companies in the fossil fuel sector. See “Our business is subject to climate change-related transitional risks (including evolving climate-focused regulation and climate change-driven trends emphasizing the financing of non-fossil fuel businesses and prompting the pursuit of emissions reductions, lower-carbon technologies, and alternative forms of energy), as well as physical risks that could significantly increase our operating expenses and capital costs, adversely affect our customers’ development plans, and reduce demand for our products and services.” in Part I, “Item 1A. Risk Factors” of this Annual Report on Form 10-K.
Even if we, our subsidiaries, or our joint ventures are successful in obtaining funds through debt or equity financings, as applicable, the terms thereof could limit our ability to pay dividends to our shareholders and otherwise adversely affect us, such as by requiring additional or more restrictive covenants that impose operating and financial restrictions or, in the case of debt, requiring that collateral be posted to secure such debt. In addition, incurring additional debt may significantly increase our interest expense and financial leverage thereby limiting our ability to further borrow, and issuing additional equity may result in significant common shareholder dilution and increase the aggregate amount of cash required to maintain the then-current dividend rates, which could materially decrease our ability to pay dividends at the then-current dividend rates. If funding is not available to us, our subsidiaries or joint ventures when needed, or is available only on unfavorable terms, we may be unable to execute our business plans, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which (or actions taken to attempt to address any such funding issue) could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders. For example, our strategic plans reflect the potential to incur debt at the MVP Joint Venture following MVP in-service so to enhance our ability to de-lever and pace thereof. The MVP Joint Venture’s ability to incur debt is subject to many of the same factors and considerations, as applied to the MVP Joint Venture, as are described for us and our subsidiaries in this risk factor, as well as joint venture considerations described under “We have entered into joint ventures, and may in the future enter into additional or modify existing joint ventures, that might restrict our operational and corporate flexibility and divert our management’s time and our resources. In addition, we exercise no control over joint venture partners and it may be difficult or impossible for us to cause these joint ventures or partners to take actions that we believe would be in our or the joint venture’s best interests and these joint ventures are subject to many of the same risks to which we are subject.” in Part I, “Item 1A. Risk Factors” of this Annual Report on Form 10-K, and there is no assurance that debt at the MVP Joint Venture level, or related impacts or benefits, will be realized.
A further downgrade of EQM’s credit ratings could impact our liquidity, access to capital, and costs of doing business.
As of February 20, 2024, EQM’s credit ratings were Ba3 with a stable outlook, BB- with a negative outlook and BB on Rating Watch Positive from Moody’s, S&P and Fitch, respectively. EQM’s credit ratings have fluctuated (and may further fluctuate) depending on, among other things, EQM’s leverage, in-service timing and total project cost of the MVP project, and the credit profile of our customers.
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
Increased focus on ESG and sustainability matters, particularly with respect to climate change and related demand for renewable and alternative energy, may, among other things, hinder our access to capital given our fossil fuel-based operations and/or adversely affect demand for our services. See “Our business is subject to climate change-related transitional risks (including evolving climate-focused regulation and climate change-driven trends emphasizing the financing of non-fossil fuel businesses and prompting the pursuit of emissions reductions, lower-carbon technologies, and alternative forms of energy), as well as physical risks that could significantly increase our operating expenses and capital costs, adversely affect our customers’ development plans, and reduce demand for our products and services.” in Part I, "Item 1A. Risk Factors" of this Annual Report on Form 10-K. Additionally, due to an increased focus on climate change and/or environmental justice policies, particularly as it relates to the fossil fuel industry, pipeline infrastructure companies and projects, as was the case with the MVP project, face increased legal scrutiny and execution risk, including related to litigation and enhanced and lengthier regulatory reviews by federal, state and/or environmental regulators.
We recognize that our shareholders, employees, customers, regulators, and other stakeholders expect us to continue to focus and report on long-term sustainable performance, including by addressing significant, relevant ESG factors, further working to prioritize sustainable energy practices, reducing our carbon footprint and promoting sustainability. We have incurred and expect to continue to incur costs and capital expenditures in doing so, and certain of such future costs and capital expenditures could be material, including because of increasing regulatory demands, which may not be consistent in their requirements. For example, California enacted two climate related disclosure laws called the Climate Corporate Data Accountability Act (“CCDAA”) and the Climate-Related Financial Risk Act (“CRFRA”) on October 7, 2023. Further, on March 21, 2022, the SEC released proposed rule changes that would require new climate-related disclosure in SEC filings. For additional information regarding the SEC’s climate related disclosures rule, the CCDAA and the CRFRA, please see “Regulatory Environment — Climate Change” under Part I, "Item 1. Business" of this Annual Report on Form 10-K. The CCDAA and the CRFRA would, and the SEC’s climate related disclosures rule if adopted as proposed would, cause us to incur additional (and potentially accelerate) compliance and reporting costs, certain of which could be material, including related to monitoring, collecting, analyzing and reporting new metrics and implementing systems and procuring necessary attestations, as applicable. Such costs, or costs or impacts associated with any failures to comply with such or any similar laws, may adversely affect our future business, financial condition, results of operations, and liquidity.
Further, if we do not adapt to or comply with investor or other stakeholder expectations and standards, which are evolving, or if we are perceived not to have responded appropriately or quickly enough to growing concern for ESG and sustainability issues, our business could suffer, including from reputational damage (and negative public perception regarding us or our industry may lead to additional regulatory scrutiny or other adverse developments). We have disclosed aspirational goals, targets, potential financial impacts and other expectations and assumptions related to reducing our carbon footprint and promoting sustainability that are necessarily uncertain due to, among other things, long implementation timelines, and thus may not be realized. Failure to realize (or timely achieve progress on) such aspirational goals, targets, cost estimates, and other expectations or assumptions may adversely impact us. Our disclosures regarding aspirational goals, targets, cost estimates, and other expectations or assumptions, as applicable, could receive increased scrutiny by shareholders or regulators which may adversely impact us, including as a result of unforeseen events which may affect us.
Additionally, activist shareholders may submit proposals to promote or oppose an ESG-related position. Responding to such proposals, proxy contests and other actions by activist shareholders can be costly and time-consuming, disrupting our operations, causing reputational harm, and diverting the attention of our Board and senior management from the pursuit of business strategies. Further, a multitude of organizations that provide information to investors have developed ratings processes for evaluating companies on their approach to ESG and sustainability matters. Such ratings and reports are used by some investors to inform their investment and voting decisions. Favorable or unfavorable ESG ratings, or perceptions of us or our industry as a result of such ratings or our ESG and sustainability practices, may lead to increased negative investor and other stakeholder sentiment toward us or our customers, and to the allocation of investment capital to other industries and companies, which could negatively affect our stock price and access to and costs of capital.
The occurrence of any of the foregoing may adversely affect our business, financial condition, results of operations, liquidity and/or our stock price.
Our business is subject to climate change-related transitional risks (including evolving climate-focused regulation and climate change-driven trends emphasizing the financing of non-fossil fuel businesses and prompting the pursuit of emissions reductions, lower-carbon technologies, and alternative forms of energy), as well as physical risks that could significantly increase our operating expenses and capital costs, adversely affect our customers’ development plans, and reduce demand for our products and services.
Combating the effects of climate change continues to attract considerable attention in the United States and internationally, including from regulators, legislators, companies in a variety of industries, financial market participants, and other stakeholders. Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing risks and governmental actions that could have an adverse impact on our operations in the United States. Numerous proposals and regulations have been made and will continue to be made to monitor and limit existing GHG emissions, as well as to restrict or eliminate future emissions. Accordingly, our business and operations, and those in our value chain, including our producer customers, are subject to executive, regulatory, political, litigation, and financial risks associated with natural gas and the emission of GHGs.
At the federal level, the United States has taken steps to address climate change through legislative action, executive actions, and regulatory initiatives pursuant to existing statutes, such as the Clean Air Act. The EPA released in December 2023 its final rule, which has not yet been published in the Federal Register as of the filing of this Annual Report on Form 10-K, regulating methane emissions from the oil and gas sector under the Clean Air Act. The Inflation Reduction Act of 2022 amended the Clean Air Act to require a “methane fee” for specific facilities that exceed GHG emission and/or methane intensity thresholds beginning in 2024. These new Clean Air Act regulations, as well as any other future laws or regulations that legislators or federal agencies may adopt, could have an adverse impact on our operations and results thereof. State and regional efforts could establish requirements in states in which our assets, employees or customers are located regardless of federal action.
States where our, the MVP Joint Venture’s or our customers’ assets are located have entered or sought to enter into the Regional Greenhouse Gas Initiative (RGGI), which is a consortium of certain Northeastern and Mid-Atlantic states that set declining limits on CO2 emissions from fossil fuel fired power plants. Initiatives such as RGGI, if enforceable in our areas of operation, may result in increased uncertainty regarding demand for natural gas used in the generation of electricity, including in our operating markets. Beyond regional and state efforts, nationally, demand for natural gas used in the generation of electricity could also be affected by federal action, such as the EPA’s proposed rulemaking to regulate GHG emissions from new and existing fossil fuel fired power plants.

There remains considerable uncertainty surrounding the timing, scope and potential impact of future state, national and international action with respect to GHG emissions, including methane in particular. Although we continue to monitor legislative, regulatory, and judicial developments in this area to assess potential impacts on our operations and otherwise take efforts and invest funds proactively to limit and reduce GHG emissions from our facilities, we cannot predict what form future laws, regulations, and legal requirements relating to climate change might take. Nor can we predict the stringency of any such requirements, when they might become effective, or their exact effect on us. Further, laws, regulations, and other legal requirements relating to climate change are constantly changing or being interpreted or reinterpreted, and this may occur during the permitting and construction phases of our projects, and may result in increased costs and delays. Generally, development and implementation of processes to comply with changing legal requirements are likely to be costly and time consuming. Laws, regulations and legal requirements designed to reduce GHG emissions also may: (i) make some of our activities, or those of our customers, uneconomic or less economically advantageous to maintain or operate, which may affect the estimated fair values of underlying assets and results of operations; (ii) reduce the number of attractive business opportunities available to us and discourage investments in our securities; (iii) impose additional and costly compliance obligations such as new emission control requirements, taxes, fees or other costs on the release of GHGs, cause longer permitting timelines, require that we purchase allowances for emissions, expose us to regulatory penalties or affect our reputation; and (iv) adversely affect production of or demand for natural gas (such as by increasing the cost of producing natural gas, increasing the cost of producing electricity with natural gas, or prompting consumers to use renewable fuels).
If any of the foregoing events were to occur, it may have an adverse effect on our business, financial condition, results of operations, liquidity or ability to pay dividends to our shareholders. Although future laws, regulations, and legal requirements relating to climate change could have a material impact on our industry and us, attempts at quantification are based on speculation of what may occur in the future which is inherently uncertain.
Litigation risks relating to climate change continue to increase. Parties have brought suit against certain large oil and natural gas exploration and production companies, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to climate change effects, such as rising sea levels, and therefore are responsible for resultant damages. Parties have also alleged that these companies have been aware of the adverse effects of climate change for some time but misled their investors and consumers by failing to adequately disclose those impacts. While we are not currently party to any such litigation as of the filing of this Annual Report on Form 10-K, we, joint ventures in which we participate, or third parties with which we do business could be named in future actions given that our or their business involves natural gas. Further, climate change-related factors may prompt governmental investigations or adversely affect the regulatory approval process for the construction and operation of midstream assets, as, for example, opposition parties have cited, and are likely to cite in the future, our and/or the MVP Joint Venture's direct and/or indirect GHG emissions as a specific concern during comment periods for regulatory permit reviews.
Market forces driven by concern for climate change are also affecting (and are expected to continue to affect) the availability and cost of capital to companies in the fossil fuel sector. For example, climate change activists continue to direct their attention towards, among other things, sources of funding for fossil fuel energy companies, which has resulted in certain financial institutions, funds, and other sources of capital restricting or adding more burdensome terms to or altogether eliminating their investments in, or lending with respect to, fossil fuel energy-related activities and companies (as we have experienced with respect to the Amended EQM Credit Facility (as defined in Note 9), and in the future could experience). Further, such institutions are increasingly allocating funds to those industries and companies perceived as having better growth opportunities and/or stronger ESG metrics and practices. These market forces may adversely affect our ability to obtain financing in the future (and thus our pursuit of initiatives, such as growth projects) or achieve increases in our stock price, and these forces may also adversely affect our customers, which could result in, among other things, increased counterparty risk and/or decreased demand for our services. Further, the concern surrounding climate change is increasing demand for lower-carbon technologies and alternate forms of energy in the marketplace, which is driving innovation and investment in products that compete with natural gas. Continued momentum to develop and drive down the cost of competitive energy alternatives may adversely affect demand for natural gas and accordingly our producer customers.
In addition to such transitional risks, climate change also may create physical risks to our business. Climate impacts, such as increasing temperatures, changing weather patterns, and more frequent or intense floods and storms, can pose serious challenges for our facilities, supply chains, employees, contractors, current and potential customers, and the communities in which we operate. In particular, our operations are primarily located in the Appalachian Basin, which is a rain-susceptible region and given its geography there is inherent risk associated with landslides which could increase with climate change. Further, climate-induced rainfall events and severe storms above and beyond historical estimates, magnitudes, and frequency could exceed the pre-designed environmental controls in place on our construction projects, and/or cause pipeline slips or other damage to our physical assets, especially facilities located in low-lying areas near streams and riverbanks and pipelines situated in landslide-prone and rain-susceptible regions, which may adversely affect or temporarily interrupt our operations. We may not be able to pass on resultant financial impacts to our customers or recover all costs related to mitigating these physical risks or repairing damage due to such events. Further, our ability to mitigate the adverse impacts of these events depends in part on the resilience of our environmental controls, facilities and the effectiveness of planning for disaster preparedness and response and business continuity, which plans may not fully encompass every potential climate-driven eventuality. Additionally, changing climate patterns could impact the demand for energy in the regions we currently and plan to serve. For example, extreme warm weather in the winter months may lead to decreased natural gas usage, which may affect our results of operations and financial condition.
One or more of any such developments could have an adverse effect on our business, financial condition, results of operations, liquidity or ability to pay dividends to our shareholders.
For additional information on GHG laws, regulations and other legal requirements applicable to us, see “Regulatory Environment — Environmental Matters” under “Item 1. Business” in Part I of this Annual Report on Form 10-K.
Negative public perception regarding us, the MVP, MVP Southgate, other of our or the MVP Joint Venture’s extension or expansion projects, the midstream industry, and/or the natural gas industry in general have had and could continue to have an adverse effect on our operations and business, and negative public perception may increase the likelihood of governmental initiatives aimed at the natural gas industry.
Negative public perception regarding us, the MVP, MVP Southgate, other of our or the MVP Joint Venture’s extension or expansion projects and/or our industry, resulting from, among other things, concerns raised by advocacy groups regarding climate change; oil or produced water spills; gas and other hydrocarbon leaks; the explosion or location of natural gas transmission and gathering lines and other facilities; erosion and sedimentation issues; hydraulic fracturing, environmental justice concerns; as well as general and specific concerns relating to our operations or pipeline and expansion projects, has led to, and may in the future lead to, increased regulatory scrutiny, and/or new local, state, and federal safety and environmental laws, regulations, guidelines, enforcement interpretations and/or adverse judicial rulings or regulatory actions.
These actions have caused, and may continue to cause, operational delays or restrictions, increased construction and operating costs, penalties under construction contracts, additional regulatory burdens, and increased litigation. Moreover, governmental authorities exercise considerable discretion in the timing and scope of permit issuance, and the public may engage in the permitting process, including through intervention in the courts. Negative public perception could further cause the permits we and the MVP Joint Venture need to complete extension or expansion projects, including the MVP Southgate project and any expansion of the MVP, and to conduct our and its respective operations to be denied, removed, withheld, delayed, stayed or burdened by requirements that restrict our and its respective abilities to profitably conduct business or make it more difficult to obtain the real property interests needed to operate relevant assets or complete planned growth projects, which could, among other adverse effects, affect project completion or subsequent operation, result in revenue loss or a reduction in our and the MVP Joint Venture’s customer bases.
Furthermore, the 2024 election cycle will impact public policy initiatives at the federal and state level. In addition to the U.S. presidential election, all 435 seats in the U.S. House of Representatives and 34 U.S. Senate seats are subject to election. With the exception of Virginia, all of the states in our, or the MVP Joint Venture’s, operating area have elections that will determine control of state legislatures, including a gubernatorial election in North Carolina. The results of these elections will have a significant effect on the legislative and regulatory landscape for the natural gas industry. Additionally, there have been and continue to be certain initiatives at the federal, state and local levels aimed at the natural gas industry, including those to restrict the use of hydraulic fracturing as discussed in more detail in “The adoption of legislation relating to hydraulic fracturing and the enactment of new or increased severance taxes and impact fees on natural gas production could cause our current and potential customers to reduce the number of wells they drill in the Marcellus and Utica Shales or curtail production of existing wells connected to our assets. If reductions are significant for those or other reasons, the reductions could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders.” in Part I, “Item 1A. Risk Factors” of this Annual Report on Form 10-K. Adoption of legislation or regulations (which may be prompted by negative public perception) placing restrictions on hydraulic fracturing activities or other limitations with respect to the natural gas industry could materially adversely affect our business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders.
The lack of diversification of our assets, products and geographic locations could adversely affect us.
We rely exclusively on revenues generated from our gathering, transmission and storage and water systems, substantially all of which are located in the Appalachian Basin in Pennsylvania, West Virginia and Ohio, and as of December 31, 2023 dry natural gas comprised approximately 86% of our product portfolio. Due to our lack of diversification in assets, products and geographic location and the challenging environment for completing transmission projects such as the MVP and MVP Southgate, an adverse development in these businesses or our areas of operations, including adverse developments due to catastrophic events, pandemics, epidemics, weather, regulatory action, local prices, producer liquidity or production determinations, decreases in demand for natural gas from the Appalachian Basin, takeaway capacity constraints from the Appalachian Basin (including as may remain long term notwithstanding any completion of MVP and limit our producer customers’ future ability to grow production volumes to then-existing pipeline capacity and consequently affect natural gas prices adversely within the Appalachian Basin) or increases in supply of natural gas from other natural gas or oil producing basins (such as associated gas production from the Permian Basin) could have a more significant impact on our business, financial condition, results of operations, liquidity and our ability to pay dividends than if we maintained more diverse assets, products and locations.
We are exposed to the credit risk of our counterparties and our credit risk management cannot completely eliminate such risk.
We are exposed to the risk of loss resulting from the nonpayment and/or nonperformance of our customers, suppliers, joint venture partners and other counterparties as further described in “Credit Risk” under Part II, “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” of this Annual Report on Form 10-K. We extend credit to our customers as a normal part of our business. While we have established credit policies, including assessing the creditworthiness of our customers as permitted by our FERC-approved natural gas tariffs, and may require appropriate terms or credit support from them based on the results of such assessments, including in the form of prepayments, letters of credit, or guaranties, we may not adequately assess the creditworthiness of our existing or future customers or any other party and our credit policies cannot completely eliminate credit risk. Pursuant to certain agreements with EQT, amongst other things, (a) we agreed to relieve certain credit posting requirements for EQT, in an amount up to approximately $250 million under its commercial agreements with us, subject to EQT maintaining a minimum credit rating from two of three rating agencies of (i) Ba3 with Moody’s, (ii) BB- with S&P and (iii) BB- with Fitch, however, there can be no assurance that EQT will maintain sufficient credit ratings or such rating thresholds are protective against all credit risk in the case of EQT.
Periods of natural gas price declines and sustained periods of low natural gas and NGL prices, previously have had, and could in the future have, an adverse effect on the creditworthiness of our customers, including their ability to pay firm reservation fees under long-term contracts. Periods of low commodity prices have previously negatively impacted natural gas producers causing some producers significant economic stress including, in certain cases, to file for bankruptcy protection or to seek renegotiated contracts. We cannot predict the extent to which the businesses of our counterparties would be impacted if commodity prices decline, commodity prices are depressed for a sustained period of time, or other conditions in the energy industry were to deteriorate, nor can we estimate the impact such conditions would have on the abilities of our customers to perform under their gathering, transmission and storage and water services agreements with us. To the extent one or more of our counterparties is in financial distress or commences bankruptcy proceedings, contracts with these counterparties may be subject to renegotiation or rejection under applicable provisions of the United States Bankruptcy Code (Bankruptcy Code). Nonpayment and/or nonperformance by our counterparties and/or any unfavorable renegotiation or rejection of contracts under the Bankruptcy Code could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders.
Our future growth may be limited and our cash flows adversely affected if we do not complete organic growth projects, realize revenue generating volume growth on our systems and/or identify and complete inorganic strategic transactions and realize anticipated benefits therefrom, which could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders. Additionally, our Board of Directors is engaged in a process with third parties that have expressed interest in strategic transactions involving the Company, and there is no assurance as to the outcome of that process.
Our ability to grow organically depends primarily upon our ability to complete organic growth projects, such as the MVP project (and related extensions or expansions thereof), leverage our existing asset base to benefit our existing customer relationships and attract new customers, and realize increasing commitments and/or volume growth that generate revenue from customers. As gathering fee declines take effect under the EQT Global GGA, the failure to grow organically, including particularly the failure to achieve increasing commitments and/or volume growth that generate revenue, could adversely affect our cash flows and potentially our business. See, for example, “We generate a substantial majority of our revenues from EQT. Therefore, we are subject to the business and liquidity risks of EQT, and any decrease in EQT's drilling or completion activity (or significant production curtailments) or a shift in such activity away from our assets could adversely affect our business and operating results.” in Part I, "Item 1A. Risk Factors" of this Annual Report on Form 10-K. Factors which may adversely affect our ability to grow organically include, among other things, any inability to:
•identify attractive organic growth projects;
•obtain and/or maintain necessary rights-of-way, real-estate rights or permits or other government approvals, including approvals by regulatory agencies;
•successfully integrate the infrastructure we build with our existing systems;

•obtain and/or maintain sources of fresh or produced water;
•generate sufficient cash from our operations and/or raise financing on economically acceptable terms for projects;
•realize assumptions about volumes, revenues, costs, producer turn-in-lines and in-service timing, as well as potential growth; or
•secure or maintain adequate customer commitments, including to use newly expanded facilities.
Additionally, we face and expect to continue to face staunch and protracted opposition to the development of expansion and extension projects (such as has been case with the MVP and MVP Southgate projects) and operation of our pipelines and facilities from environmental groups, certain landowners, local, regional and national groups opposed to the natural gas industry and/or fossil fuels generally, activists and other advocates. Such opposition has taken and will likely continue to take many forms, including organized protests, attempts to block, vandalize or sabotage our development or operations, intervention in regulatory or administrative proceedings involving our assets directly or indirectly, lawsuits or other actions designed to prevent, disrupt or delay the development or operation of our assets and business.
Any event that delays or interrupts (or continues to delay or interrupt) the completion of expansion or extension projects, and/or revenues generated, or expected to be generated, by our operations or that causes us to make significant expenditures associated with delayed construction completion or not covered by insurance, could adversely affect our business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders.
We also periodically evaluate inorganic growth opportunities, including additional interests in existing joint ventures. Our Board of Directors has been engaged in a process with third parties that have expressed interest in strategic transactions involving the Company. The board has engaged outside advisors and the process is ongoing. There is no assurance that such process will result in the execution, approval or completion of any specific transaction or outcome. See also “Strategic transactions that we enter into could reduce, rather than increase, our results of operations and liquidity, and adversely affect our ability to pay dividends to our shareholders.” in Part I, “Item 1A. Risk Factors” of this Annual Report on Form 10-K.
Failure to achieve growth could adversely affect our business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders.
We have incurred and expect to incur costs and expenses as a result of or arising in relation to the Rager Mountain natural gas storage field incident in November 2022, which has included and may include potential additional regulatory penalties or other sanctions, which could, depending on their scope and timing, materially adversely affect our business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders.
On November 6, 2022, we became aware of natural gas venting from a storage well (well 2244) at Equitrans, L.P.’s Rager Mountain natural gas storage facility, located in Cambria County, Pennsylvania, which venting was halted on November 19, 2022 (the Rager Mountain natural gas storage field incident). During and continuing since the occurrence of the incident, we have incurred costs and expenses relating to or arising out of the incident, including in connection with a root cause analysis of the incident, which was conducted by an independent, third-party company with expertise in reservoir management and well and corrosion engineering and which was submitted to the PHMSA in August 2023.
Although in October 2023, following authorization from the PHMSA of our injection plan for the Rager Mountain facility, we returned the Rager Mountain facility, other than well 2244 and two additional wells, to injection operations, as discussed in Part I, “Item 3. Legal Proceedings” of this Annual Report on Form 10-K, the PADEP, the PHMSA and other investigators are continuing to conduct civil and criminal investigations of the incident and we and our subsidiary Equitrans L.P., as applicable, are cooperating in such investigations. There can be no assurance as of the filing of this Annual Report on Form 10-K as to the outcome of any investigation or pending or future proceeding with respect to the Rager Mountain natural gas storage field incident, nor can there be any assurance regarding the scope of potential (or ultimately actual) financial or other impacts or sanctions to the Company as a result of such incident. Certain of the statutory provisions cited by the PADEP in certain notices of violation relating to the incident provide for a maximum penalty of up to $25,000 per day of violation, and if penalties are pursued and ultimately imposed related to the Rager Mountain natural gas storage field incident, the penalties are expected to result in monetary sanctions in excess of $300,000.
See also “We do not insure against all potential losses and could be seriously harmed by unexpected liabilities or the inability of our insurers to satisfy our claims.” in Part I, “Item 1A. Risk Factors.”, and see also Note 14 to the consolidated financial statements, Part I, “Item 3. Legal Proceedings” and Part II, “Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations” of this Annual Report on Form 10-K for further information regarding the Rager Mountain natural gas storage field incident.
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
•operator error;
•failure of equipment, facilities or new technology;
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
•leaks, migrations or losses of natural gas as a result of issues regarding pipeline and/or storage equipment or facilities and, including with respect to storage assets, as a result of undefined boundaries, geologic anomalies, limitations in then-applied industry-standard testing methodologies, operational practices (including as a result of regulatory requirements), natural pressure migration and wellbore migration or other factors relevant to such storage assets;
•ruptures, fires, leaks and explosions; and
•other hazards that could also result in personal injury and loss of life, pollution to the environment and suspension of operations.
Any such events, certain of which we have experienced, and any of which we may experience in the future, could result in loss of human life, personal injuries, significant damage to property, environmental pollution, impairment or interruption, which could be significant, of our operations, regulatory investigations and penalties or other sanctions and substantial losses to us and could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders, particularly if the event is not fully covered by insurance. See also “We do not insure against all potential losses and could be seriously harmed by unexpected liabilities or the inability of our insurers to satisfy our claims.” and “We have incurred and expect to continue to incur costs and expenses as a result of or arising in relation to the Rager Mountain natural gas storage field incident in November 2022, which has included and may include potential additional regulatory penalties or other sanctions, which could, depending on their scope and timing, materially adversely affect our business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders.” in Part I, "Item 1A. Risk Factors" of this Annual Report on Form 10-K. The location of certain segments of our systems in or near populated areas, including residential areas, commercial business centers and industrial sites, could increase the damages resulting from these risks. Accidents or other operating risks have resulted, and in the future could result, in loss of service available to our customers. Customer impacts arising from service interruptions on segments of our systems and/or our assets have included and/or may include, without limitation and as applicable, curtailments, limitations on our ability to satisfy customer contractual requirements, obligations to provide reservation charge credits to customers and solicitation of our existing customers by third parties for potential new projects that would compete directly with our existing services. Such circumstances could adversely impact our ability to retain customers and, as has been the case in certain instances in the past, negatively impact our business, financial condition, results of operations, liquidity and/or ability to pay dividends to our shareholders.
Increased competition from other companies that provide gathering, transmission and storage, and water services, or from alternative fuel or energy sources, could negatively impact demand for our services, which could adversely affect our financial results.

Our ability to renew or replace existing contracts or add new contracts at rates sufficient to maintain or grow current revenues and cash flows could be adversely affected by the activities of our competitors. Our systems compete primarily with other interstate and intrastate pipelines and storage facilities in the gathering, transmission and storage of natural gas. Some of our competitors have greater financial resources and may be better positioned to compete, including if the midstream industry moves towards greater consolidation; further, some of such competitors may now, or in the future, have access to greater supplies of natural gas or water than we do. Some of these competitors may expand or construct gathering systems, transmission and storage systems and water systems that would create additional competition for the services we provide to our customers. In addition, certain of our customers, including EQT, have developed or acquired their own gathering and water infrastructure, and may acquire or develop gathering, transmission or storage and/or water infrastructure in the future, which could have a negative impact on the demand for our services depending on the location of such systems relative to our assets and our producer customers’ drilling plans, commodity prices, existing contracts and other factors.
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
One of our exposures to market risk occurs at the time our existing contracts expire and are subject to renegotiation and renewal. As these contracts expire, we may have to negotiate extensions or renewals with existing customers or enter into new contracts with existing customers or other customers. We may be unable to do so on favorable commercial terms, if at all. Further, we also may be unable to maintain the economic structure of a particular contract with an existing customer or the overall mix of our contract portfolio. The extension or renewal of existing contracts and entry into new contracts depends on a number of factors beyond our control, including, but not limited to: (i) the level of existing and new competition to provide services to our markets; (ii) macroeconomic factors affecting natural gas economics for our current and potential customers; (iii) the balance of supply and demand, on a short-term, seasonal and long-term basis, in our markets; (iv) the extent to which the customers in our markets are willing to contract on a long-term basis or require capacity on our systems; (v) customers’ existing and future downstream commitments; and (vi) the effects of federal, state or local regulations on the contracting practices of our customers and us. For more information related to contracting practices applicable to certain of our services, see “Regulatory Environment — FERC Regulation” under Part I, “Item 1. Business” of this Annual Report on Form 10-K. Additionally, disagreements may arise with contractual counterparties on the interpretation of contractual provisions, as had been the case with EQT with the Hammerhead gathering contract, including during the negotiation, for example, of contract amendments required to be entered into upon the occurrence of specified events.

Any failure to extend or replace a significant portion of our existing contracts or to extend or replace our significant contracts, or extending or replacing contracts at unfavorable or lower rates or with lower or no associated firm reservation fee revenues, or other disadvantageous terms relative to the prior contract structure, or disagreements or disputes on the interpretation of existing or future contractual terms, could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders.
We may not be able to increase our customer throughput and resulting revenue due to competition and other factors, which could limit our ability to grow.
Our ability to increase our customer-subscribed capacity and throughput and resulting revenue is subject to numerous factors beyond our control, including competition from producers’ existing contractual obligations to competitors, the location of our assets relative to those of competitors for existing or potential producer customers (or such producer customers’ own midstream assets), takeaway capacity constraints out of the Appalachian Basin, commodity prices, producers’ optionality in utilizing our (relative to third-party) systems to fill downstream commitments, and the extent to which we have available capacity when and where shippers require it. To the extent that we lack available capacity on our systems for volumes, or we cannot economically increase capacity, we may not be able to compete effectively with third-party systems for additional natural gas production in our areas of operation and capacity constraints, as well as commodity prices, may, as has occurred in the past, adversely affect the degree to which natural gas production occurs in the Appalachian Basin, and relatedly the degree to which our systems are utilized.
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
If third-party pipelines and other facilities interconnected to our pipelines and facilities become unavailable to transport or process natural gas or do not accept deliveries of natural gas from us, our business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders could be adversely affected.
We depend on third-party pipelines and other facilities that provide receipt and delivery options to and from our transmission and storage system. For example, our and the MVP Joint Venture’s (once MVP is placed in-service) transmission, and our storage, system interconnects, as applicable, with the following third-party interstate pipelines: Transcontinental Gas Pipe Line Company, LLC (Transco), East Tennessee Natural Gas, Texas Eastern, Eastern Gas Transmission, Columbia Gas Transmission, Tennessee Gas Pipeline Company, Rockies Express Pipeline LLC, National Fuel Gas Supply Corporation and ET Rover Pipeline, LLC, as well as multiple distribution companies. Similarly, our gathering systems have multiple delivery interconnects to multiple interstate pipelines. In the event that our or the MVP Joint Venture's access to such systems is impaired (or any third party refuses to accept our or any of the MVP Joint Venture's deliveries), our or the MVP Joint Venture's operations could be adversely affected, resulting in adverse economic impact to us or the MVP Joint Venture. We have been affected by certain such circumstances in the past, which for example has reduced revenues from our gathering activities.
Because we do not own these third-party pipelines or facilities, their continuing operation and access requirements are not within our control. If these or any other pipeline connections or facilities were to become unavailable for current or future volumes of natural gas due to repairs, damage to the facility, lack of capacity or any other reason, our (or, with MVP in-service, the MVP Joint Venture’s) ability to operate efficiently and ship natural gas to end markets could be restricted, as has occurred in the past. Any temporary or permanent interruption at any key pipeline interconnect or facility could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders.
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
It is possible that costs to perform services under “negotiated rate” contracts could exceed the negotiated rates we have agreed to with our customers. If this occurs, it could decrease the cash flow realized by our systems and, therefore, could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders. Under FERC policy, a regulated service provider and a customer may mutually agree to a “negotiated rate,” and that contract must be filed with and accepted by the FERC. As of December 31, 2023, approximately 97% of the contracted firm transmission capacity on our system was subscribed under such “negotiated rate’’ contracts. Unless the parties to these “negotiated rate” contracts agree otherwise, the contracts generally may not be adjusted to account for increased costs that could be caused by inflation, GHG emission cost (such as carbon taxes, fees, or assessments) or other factors relating to the specific facilities being used to perform the services.
We have entered into joint ventures, and may in the future enter into additional or modify existing joint ventures, that might restrict our operational and corporate flexibility and divert our management’s time and our resources. In addition, we exercise no control over joint venture partners and it may be difficult or impossible for us to cause these joint ventures or partners to take actions that we believe would be in our or the joint venture’s best interests and these joint ventures are subject to many of the same risks to which we are subject.
We have entered into joint ventures to construct the MVP and MVP Southgate projects and a joint venture relating to Eureka Midstream, and may in the future enter into additional joint venture arrangements with third parties, including in respect of any expansion of the MVP. Joint venture arrangements may restrict our operational and corporate flexibility. Joint venture arrangements and dynamics can also divert management and operating resources in a manner that is disproportionate to our ownership percentage in such ventures. Because we do not control all of the decisions of our joint ventures or joint venture partners, it may be difficult or impossible for us to cause these joint ventures or partners to take actions that we believe would be in our or the joint venture’s best interests. Moreover, joint venture arrangements involve various risks and uncertainties, such as committing that we fund operating and/or capital expenditures, the timing and amount of which we may not control, and our joint venture partners may not act in a manner that we believe would be in our or the joint venture’s best interests, may elect not to support further pursuit of projects, and/or may not satisfy their financial obligations to the joint venture. The loss of joint venture partner support in further pursuing or funding a project may, and would in the case of the MVP project, significantly adversely affect the ability to complete the project. In addition, the MVP Joint Venture, Eureka Midstream and any joint ventures we may enter into in the future are subject to many of the same risks to which we are subject.
Strategic transactions that we enter into could reduce, rather than increase, our results of operations and liquidity, and adversely affect our ability to pay dividends to our shareholders.
We have, and may in the future, engage in acquisitions, dispositions, and other strategic transactions. These transactions involve risks that have impacted and may in the future impact our ability to realize a benefit from the transaction, including, among other potential risks (and as applicable): (i) an inability to obtain necessary regulatory and third-party approvals; (ii) the timing of and conditions imposed upon us by regulators in connection with such approvals; (iii) failure to realize assumptions about volumes, revenues, capital expenditures and costs, including synergies and potential growth; (iv) an inability to secure or maintain adequate customer commitments to use the acquired systems or facilities; (v) an inability to successfully integrate the assets or businesses we acquire; (vi) we could be required to contribute additional capital to support acquired businesses or assets, and we may assume liabilities that were not disclosed to us, for which we are not indemnified or insured or for which our indemnity or insurance is inadequate; (vii) the diversion of management’s and employees’ attention from other business concerns in a manner that is disproportionate to the relative size and impact of, or ownership percentage in, such acquired assets or entities; and (viii) unforeseen difficulties operating a larger organization or in new geographic areas, with new joint venture partners or new business lines.
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
We are not fully insured against all risks inherent in our business, including certain environmental accidents that might occur as well as many cyber events. We do not maintain insurance in the type to cover all possible risks of loss, including “wild well” coverage or certain damage caused by cyberattacks. In addition, we do not maintain business interruption insurance of the types and in amounts necessary to cover all possible risks of loss, like project delays caused by pandemics, cyberattacks, certain environmental incidents, governmental action or inaction. The occurrence of any risks not fully covered by insurance could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders.
In addition to requiring in many instances that we are named as additional insureds on policies maintained by vendors such as construction contractors, as of the filing of this Annual Report on Form 10-K we maintain excess liability insurance that covers our and our affiliates’ legal and contractual liabilities arising out of bodily injury, personal injury or property damage, including resulting loss of use, to third parties. This excess liability insurance includes coverage for sudden and accidental pollution liability but excludes: release of pollutants subsequent to their disposal; release of substances arising from the combustion of fuels that result in acidic deposition; and testing, monitoring, clean-up, containment, treatment or removal of pollutants from property owned, occupied by, rented to, used by or in the care, custody or control of us and our affiliates. We also maintain coverage for us and our affiliates for physical damage to assets and resulting business interruption, including, in limited circumstances, certain damage caused by cyberattacks.
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
Significant portions of our transmission and storage system have been in service for several decades. The age and condition of these systems has contributed to, and could result in, adverse events, or increased maintenance or repair expenditures, and downtime associated with increased maintenance and repair activities, as applicable. Any such adverse events or any significant increase in maintenance and repair expenditures or downtime, or related loss of revenue, due to the age or condition of our systems could adversely affect our business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders. See also, “We may incur significant costs and liabilities as a result of performance of our pipeline and storage integrity management programs and compliance with increasingly stringent safety regulation.” in Part I, “Item 1A. Risk Factors” of this Annual Report on Form 10-K.
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
Our exposure to commodity price risk may increase in the future and NYMEX Henry Hub futures prices affect the fair value, and may affect the realizability, of potential cash payments to us by EQT pursuant to the EQT Global GGA.
For the years ended December 31, 2023, 2022 and 2021, approximately 70%, 71% and 64%, respectively, of our operating revenues were generated from firm reservation fee revenues. Consequently, cash flows generated from such revenues generally had limited exposure to commodity price risks. However, cash flows that are not derived from firm reservation fees, such as those derived from our volumetric-based services, do create a level of exposure to commodity price risk in that producer customers may adjust their plans as a result of changes in the commodity price environment. Although our goal is to continue to seek to contractually minimize our exposure to commodity price risk in the future by executing long-term firm reservation fee, MVC and ARC contracts with new or existing customers, our efforts to obtain such contractual terms may not be successful. In addition, we may acquire or develop additional midstream assets in the future that do not provide services primarily based on capacity reservation charges, MVCs, ARCs or other fixed fee arrangements and therefore may have a greater exposure to fluctuations in customer volume variability driven by commodity price risk. Our existing and future exposure, primarily through volumetric-based services, to the volatility of natural gas prices, including regional basis differentials with regard to natural gas prices, and any significant increase to such exposure could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders.

Additionally, the EQT Global GGA provides for potential cash bonus payments payable by EQT to us during the period beginning on the first day of the calendar quarter in which the MVP full in-service date occurs through the calendar quarter ending December 31, 2024 (the Henry Hub cash bonus payment provision). The fair value of the derivative asset attributable to the Henry Hub cash bonus payment provision is largely determined by estimates of the NYMEX Henry Hub natural gas forward price curve and probability-weighted assumptions regarding MVP full in-service timing, and payments are conditioned upon the quarterly average of certain Henry Hub natural gas prices exceeding certain price thresholds. The NYMEX Henry Hub future price of natural gas is a widely used benchmark for the price of natural gas in the United States. Based on the Henry Hub natural gas forward strip prices as of February 16, 2024 and the terms of the Henry Hub cash bonus payment provision, any adverse change in assumptions regarding the MVP project may further decrease the estimated fair value of the derivative asset attributable to the Henry Hub cash bonus payment provision, and such adverse change or simply commodity prices on their own could ultimately result in further decreases to such estimated fair value, including to zero. Such changes in estimated fair value, if any, would be recognized in other income (expense), net, on our statements of consolidated comprehensive income. Depending on the future NYMEX Henry Hub prices, payments under the Henry Hub cash bonus payment provision may not be triggered even if MVP were to be placed in-service (and, even if prices are sufficient to meet necessary thresholds, payments will not be triggered if the MVP is not placed in-service in or before the quarter ending December 31, 2024), which could have an adverse effect on our business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders.
We do not own all of the land on which our pipelines and facilities are located, which could disrupt our operations and future development.
We do not own all of the land on which our pipelines, storage systems and facilities have been constructed, and we have been, and in the future could be, subject to more onerous terms, and/or increased costs or delays, in attempting (or by virtue of the need to attempt) to acquire or to maintain use rights to land. See “Item 2. Properties” in Part I of this Annual Report on Form 10-K for additional information. Although many of these rights are perpetual in nature, we occasionally obtain the rights to construct and operate our pipelines and other facilities on land owned by third parties and governmental agencies for a specific period of time or in a manner in which certain facts could give rise to the presumption of the abandonment of the pipeline or other facilities. As has been the case in the past, if we were to be unsuccessful in negotiating or renegotiating rights-of-way or easements, we might have to institute condemnation proceedings on our FERC-regulated assets, the potential for which may have a negative effect on the timing and/or terms of FERC action on a project’s certification application and/or the timing of any authorized activities, or relocate our facilities for non-regulated assets. The FERC has announced a policy that would presumptively stay the effectiveness of certain future construction certificates, which may limit when we are able to exercise condemnation authority. It is possible that the U.S. Congress may amend Section 7 of the NGA to codify the FERC's presumptive stay or otherwise limit, modify, or remove the ability to utilize condemnation. It is also possible that a court may limit, modify or remove an operator’s ability to utilize condemnation under Section 7 of the NGA. A loss of rights-of-way, lease or easements or a relocation of our non-regulated assets could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders. Additionally, even when we own an interest in the land on which our pipelines, storage systems and facilities have been constructed, agreements with correlative rights owners have caused us to, and in the future may require that we, relocate pipelines and facilities or shut in storage systems and facilities to facilitate the development of the correlative rights owners’ estate, or pay the correlative rights owners the lost value of their estate if they are not willing to accommodate development.
Legal and Regulatory Risk
Our and the MVP Joint Venture’s natural gas gathering, transmission and storage services, as applicable, are subject to extensive regulation by federal, state and local regulatory authorities. Changes in or additional regulatory measures adopted by such authorities, and related litigation, could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to pay dividends.
Our and the MVP Joint Venture’s interstate natural gas transmission and storage operations, as applicable, are regulated by the FERC under the NGA and the NGPA and the regulations, rules and policies promulgated under those and other statutes. Our and the MVP Joint Venture’s FERC-regulated operations are pursuant to tariffs approved by the FERC that establish rates (other than market-based rate authority), cost recovery mechanisms and terms and conditions of service to our customers. The FERC’s authority extends to a variety of matters relevant to our operations. For additional information, see “Regulatory Environment — FERC Regulation” under “Item 1. Business” in Part I of this Annual Report on Form 10-K.
Pursuant to the NGA, existing interstate transmission and storage rates, terms and conditions of service, and contracts may be challenged by complaint and are subject to prospective change by the FERC. Additionally, rate increases, changes to terms and conditions of service and contracts proposed by a regulated interstate pipeline may be protested and such actions can be delayed and may ultimately be rejected by the FERC. As of the filing of this Annual Report on Form 10-K, we and the MVP Joint

Venture currently hold authority from the FERC to charge and collect (i) “recourse rates,” which are the maximum rates an interstate pipeline may charge for its services under its tariff, (ii) “discount rates,” which are rates below the “recourse rates” and above a minimum level, (iii) “negotiated rates,” which involve rates that may be above or below the “recourse rates,” provided that the affected customers are willing to agree to such rates and that the FERC has approved the negotiated rate agreement, and (iv) market-based rates for some of our storage services from which we derive a small portion of our revenues. As of December 31, 2023, approximately 97% of our contracted firm transmission capacity was subscribed by customers under negotiated rate agreements under our tariff, rather than recourse, discount or market-based rate contracts. There can be no guarantee that we or the MVP Joint Venture will be allowed to continue to operate under such rates or rate structures for the remainder of those assets’ operating lives. Customers, the FERC or other interested stakeholders, such as state regulatory agencies, may challenge our or the MVP Joint Venture’s rates offered to customers or the terms and conditions of service included in our tariffs. Neither we nor the MVP Joint Venture have an agreement in place that would prohibit customers, including EQT or its affiliates, from challenging our or the MVP Joint Venture’s rates or tariffs. Any successful challenge against rates charged for our or the MVP Joint Venture’s transmission and storage services, as applicable, could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders.
Any changes to the FERC’s policies regarding the natural gas industry may have an impact on us, including the FERC’s approach to pro-competitive policies as it considers matters such as interstate pipeline rates and rules and policies that may affect rights of access to natural gas transmission capacity and transmission and storage facilities. The FERC and U.S. Congress may continue to evaluate changes in the NGA or new or modified FERC regulations or policies that may impact our or the MVP Joint Venture’s operations and affect our or the MVP Joint Venture’s ability to construct new facilities and the timing and cost of such new facilities, as well as the rates charged to our or the MVP Joint Venture’s customers and the services provided.
Our and the MVP Joint Venture’s significant construction projects generally require review by multiple governmental agencies, including state and local agencies, whose cooperation is important in completing the regulatory process on schedule. Any agency’s delay in the issuance of, or refusal to issue, authorizations or permits, issuance of such authorizations or permits with unanticipated conditions, or the loss of a previously-issued authorization or permit, for one or more of these projects may mean that we will not be able to pursue these projects or that they will be constructed in a manner or with capital requirements that we did not anticipate (as has been the case with our MVP project). Such delays, refusals, losses of permits, or resulting modifications to projects, certain of which we have experienced with respect to the MVP project and the originally contemplated MVP Southgate project, could materially and negatively impact the revenues and costs expected from these projects or cause us or our joint venture partners to abandon planned projects.
Failure to comply with applicable provisions of the NGA, the NGPA, federal pipeline safety laws and certain other laws, as well as with the regulations, rules, orders, restrictions and conditions associated with these laws, could result in the imposition of administrative and criminal remedies and civil penalties. For example, the FERC is authorized to impose civil penalties of up to approximately $1.5 million (adjusted periodically for inflation) per violation, per day for violations of the NGA, the NGPA or the rules, regulations, restrictions, conditions and orders promulgated under those statutes.
In addition, future federal, state or local legislation or regulations under which we or the MVP Joint Venture will operate may have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders.
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
Our operations are regulated extensively at the federal, state and local levels. For additional information on laws, regulations and other legal requirements applicable to us, see “Regulatory Environment” under “Item 1. Business” in Part I of this Annual Report on Form 10-K. Laws, regulations and other legal requirements applicable to our business, including relating to environmental protection, health and safety, cybersecurity, as well as climate change, have, among other things, increased, and in the future could continue to increase, our cost of compliance and doing business, including costs related to planning, designing, permitting, constructing, installing, operating, updating and/or abandoning gathering, transmission and water systems and pipelines, as well as storage systems. The need to comply with such laws, regulations and other legal requirements, and incidents of noncompliance, whether by us or third parties with whom we engage, has adversely affected and will likely continue to adversely affect our business, such as by, among other things and as applicable, resulting in increased costs, costly delays, operating restrictions and diversion of management time and resources in evaluating the ability to pursue projects, such as when new or additional permits or alternative construction methods are required. For example, see Part I, “Item IA. Risk Factors” of this Annual Report on Form 10-K under “We have incurred and expect to continue to incur costs and expenses as a result of or arising in relation to the Rager Mountain natural gas storage field incident in November 2022, which has included and may include potential additional regulatory penalties or other sanctions, which could, depending on their scope and timing, materially adversely affect our business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders.” and Part I, “Item 3. Legal Proceedings” of this Annual Report on Form 10-K. In addition, noncompliance with applicable laws, regulations or other legal requirements, including required permits and other approvals, has subjected and could subject us to, among other things, claims for personal injuries, property damage and other damages and, even if as a result of factors beyond our control and irrespective of our fault, could result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties and damages that could materially and negatively affect our business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders. The risk of our incurring environmental costs and liabilities in connection with our operations is significant given our handling of natural gas, produced water and other hydrocarbons, as well as air emissions related to our operations. Risk is also present as a result of historical industry operations and waste disposal practices, and our handling of waste. These matters are subject to stringent and complex federal, state and local laws and regulations governing environmental protection and could affect our business in many ways. For example, release, irrespective of fault, from one of our pipelines or storage systems, has subjected and could subject us, as applicable, to substantial liabilities arising from environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury and property damage and fines or penalties for related violations of environmental laws or regulations. We may not be able to recover all or any of these costs from insurance. Further, we are generally responsible for all liabilities associated with the environmental condition of our facilities and assets, whether acquired or developed, regardless of when the liabilities arose and whether they are known or unknown. In connection with certain acquisitions and divestitures, we could acquire, or be required to provide indemnification against, environmental liabilities that could expose us to material losses, which may not be covered by insurance. In addition, the steps needed to bring certain facilities that were acquired into compliance have been expensive. In the future, steps to bring other acquired facilities into compliance could be prohibitively expensive, and we might be required to shut down, divest or alter the operation of those facilities, which might cause us to incur losses.
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
For information related to risks associated with laws and regulations concerning climate change, see “Our business is subject to climate change-related transitional risks (including evolving climate-focused regulation and climate change-driven trends emphasizing the financing of non-fossil fuel businesses and prompting the pursuit of emissions reductions, lower-carbon technologies, and alternative forms of energy), as well as physical risks that could significantly increase our operating expenses and capital costs, adversely affect our customers’ development plans, and reduce demand for our products and services.” in Part I, “Item 1A. Risk Factors” of this Annual Report on Form 10-K.
We and our joint ventures may incur significant costs and liabilities as a result of performance of our pipeline and storage integrity management programs and compliance with increasingly stringent safety regulation.
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
The cost and financial impact of compliance will vary and depend on factors such as the number and extent of maintenance determined to be necessary as a result of the application of our integrity management programs, and such costs and financial impact could have a material adverse effect on us. Further, our pipeline and storage integrity management programs depend in part on inspection tools and methodologies developed, maintained, enhanced and applied, and certain testing conducted, by certain third parties, many of which are widely utilized within the natural gas industry. Advances in these tools and methodologies could identify potential and/or additional integrity issues for our assets. Consequently, we may incur additional costs and expenses to remediate those newly identified or potential issues, and we may not have the ability to timely comply with applicable laws and regulations. Additionally, pipeline and storage safety laws and regulations are subject to change and failures to comply with pipeline and storage safety laws and regulations, including changes in such laws and regulations or interpretations thereof that result in more stringent or costly safety standards, could have a material adverse effect on us. For more information on the laws, regulations and risks applicable to us, including risks associated with compliance with the Mega Rule, see “Regulatory Environment — Safety and Maintenance” under “Item 1. Business” in Part I of this Annual Report on Form 10-K.
We may, and joint ventures of which we are the operator could, as is the case with the MVP Joint Venture, become subject to consent orders and agreements relating to integrity matters. On October 3, 2023, PHMSA issued a consent order incorporating the terms of a consent agreement entered into by PHMSA and the Company as the operator of the MVP project (the MVP Consent Agreement). The MVP Consent Agreement resolves the Notice of Proposed Safety Order (NOPSO) that PHMSA issued to the Company on August 11, 2023, for the MVP project, without admission or denial of any of the allegations in the NOPSO. The MVP Consent Agreement outlines the steps being taken by the MVP Joint Venture to responsibly complete construction, including, among other things, enhancing MVP’s existing coating, remediation and inspection processes, mandating or accelerating certain previously planned MVP inline inspections, accelerating the regulatory timeline for conducting cathodic protection surveys, and implementing additional measures to assess cathodic protection following MVP full in-service. The MVP Joint Venture has been conducting surveys and analyses and submitting reports to PHMSA in compliance with the requirements of the consent agreement. Failure to comply with the terms of the MVP Consent Agreement could have adverse effects on our business, including, in the case of the MVP Consent Agreement, adverse effects regarding MVP project completion.
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
The U.S. Congress has from time to time considered the adoption of legislation to provide for federal regulation of hydraulic fracturing, while a number of states, including those in which we operate, have adopted, and other states are considering adopting, regulations that could impose more stringent disclosure and/or well construction requirements on hydraulic fracturing operations. Some states, such as Pennsylvania, have imposed fees on the drilling of new unconventional oil and gas wells. Some states have elected, and other states could elect, to prohibit hydraulic fracturing altogether. In addition, there are regulations existing and proposed at the federal and state level that could indirectly limit or affect hydraulic fracturing. Also, certain local governments have adopted, and others may adopt, ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. Further, several federal governmental agencies, including the EPA, as well as certain states, have conducted reviews and studies on the environmental aspects of hydraulic fracturing. The results of such reviews or studies have and could further spur initiatives to further regulate hydraulic fracturing.
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
The market price of our common stock has experienced substantial price volatility in the past and may continue to do so due to a number of factors, including the MVP project, some of which may be beyond our control. General market fluctuations, industry factors, such as climate change-related physical and transitional risks, and general economic and political conditions and events, such as economic slowdowns or recessions, as well as factors specific to our business (including the status of and cost to construct the MVP project and perceptions regarding our growth opportunities), have, as applicable, caused and could also continue to cause our stock price to decrease regardless of operating results. If we fail to meet expectations related to future growth, profitability, cash dividends, de-levering, strategic transactions or other market expectations, the market price of our common stock may decline significantly. Additionally, our stock price may be adversely affected by transactions in our common stock by significant shareholders. A reduced stock price affects, among other things, our cost of capital and could affect our ability to execute future strategic transactions, as well as increases opportunities for investor activism or unsolicited third-party activity affecting us.
We cannot guarantee the timing, amount or payment of dividends on our common stock, and we may further reduce the amount of the cash dividend that we pay on our common stock or may not pay any cash dividends at all to our shareholders. Our ability to declare and pay cash dividends to our shareholders, if any, in the future will depend on various factors, many of which are beyond our control.
We are not required to declare and pay dividends to our common shareholders. Our Board previously has reduced, and in the future may decide to further reduce, the amount of the cash dividend that we pay on our common stock. Our Board may also decide not to declare any dividends in the future. Although we have in the past paid regular cash dividends, any payment of future dividends will be at the sole discretion of our Board and will depend upon many factors, including the Pennsylvania Business Corporation Law (PBCL), the financial condition, earnings, liquidity and capital requirements of our operating subsidiaries, covenants associated with certain debt obligations, legal requirements, our leverage, regulatory constraints and other factors deemed relevant by our Board. We also may not pay any dividends on any junior securities, including any shares of our common stock, prior to paying the quarterly dividends payable to the holders of Equitrans Midstream Preferred Shares, including any previously accrued and unpaid dividends.
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
We are party to a Registration Rights Agreement with certain holders of the Equitrans Midstream Preferred Shares pursuant to which, among other things, we gave the investors certain rights to require us to file and maintain one or more registration statements with respect to the resale of the Equitrans Midstream Preferred Shares and the shares of our common stock that are issuable upon conversion of the Equitrans Midstream Preferred Shares. In July 2023, pursuant to this Registration Rights Agreement, we filed a registration statement with the SEC to register up to 30,018,446 Equitrans Midstream Preferred Shares and up to 30,018,446 shares of our common stock that are issuable upon conversion of the Equitrans Midstream Preferred Shares held by such certain investors party to the Registration Rights Agreement.
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
If the IRS were to successfully assert that the EQM Merger or certain share purchases from EQT in 2020 resulted in the Distribution and/or certain related transactions being treated as taxable transactions to EQT for U.S. federal income tax purposes, we may be required to indemnify EQT for such taxes and related amounts.
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
The agreement that effected the Separation (the Separation and Distribution Agreement) provides for, among other things, provisions governing the relationship between us and EQT with respect to and resulting from the Separation. Among other things, the Separation and Distribution Agreement provides for indemnification obligations designed to make us financially responsible for substantially all liabilities that may exist relating to our business activities, whether incurred prior to or after the Separation, as well as those obligations of EQT assumed by us pursuant to the Separation and Distribution Agreement. If we are required to indemnify EQT under the circumstances set forth in the Separation and Distribution Agreement, we may be subject to substantial liabilities. See also the discussion of potential indemnification obligations under “If the Separation and Distribution, together with certain related transactions, does not continue to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, we, EQT, and our respective shareholders could be subject to significant tax liabilities and, in certain circumstances, we could be required to indemnify EQT for material taxes and other related amounts pursuant to indemnification obligations under the tax matters agreement.” in Part I, “Item 1A. Risk Factors” of this Annual Report on Form 10-K. Further, if EQT is unable or unwilling to satisfy its obligations under these agreements, including its indemnification obligations, our business, results of operations and financial condition could be materially and adversely affected.
Item 1B.    Unresolved Staff Comments
None.

Item 1C.    Cybersecurity
Due to the critical nature of our business to the U.S. economy and national energy security and the continuous threat of cyberattacks, we regard cybersecurity as a top tier enterprise risk. Cybersecurity is integrated into our enterprise risk management program, which includes quarterly technology and cybersecurity risk assessments. We use the results of the technology and cybersecurity risk assessments for risk-based decision making to determine actions and priorities for our cybersecurity program. The technology and cybersecurity risk assessment process includes an objective, risk-ranking process; documented mitigation activities; and action plans for those risks requiring additional mitigation. These activities consider safety implications, operational disruptions, and business and financial impacts. As part of the cybersecurity program, we regularly obtain threat intelligence from various sources, which sources originate from private, commercial, and independent entities. In addition, our IT leadership routinely conducts risk quantification, simulations, and assessment exercises. We regularly engage with relevant government agencies to report and share certain security information enabling us to benchmark our capabilities, establish appropriate program targets, and adapt to emerging cybersecurity issues.
To manage our cybersecurity risk, we practice cyber hygiene through, among other measures, identity and access management, vulnerability and patch management, and asset management programs. We also segment our informational and operational technologies, and leverage network micro-segmentation and combine this practice with zero-trust security concepts. Operationally, we continuously monitor for cyber intrusions and augment our internal resources and capabilities with third-party service providers. Multiple security technologies are employed to protect our systems, applications, and data, including next generation firewalls, multi-factor authentication and access controls, and endpoint detection and response solutions. We have integrated our cloud-hosted services with our security operations center and have implemented measures aimed at securing our remote workforce. We measure our cybersecurity practices against the National Institute of Standards and Technology Cybersecurity Framework, relevant industry standards, and government regulations. We routinely engage independent third-party security firms to exercise and assess our cybersecurity capabilities.
Our information technology governance, including cybersecurity, is documented through written policies, procedures, guidelines, and standard operating procedures. All of our employees are required to undergo quarterly cybersecurity training. This training includes cybersecurity policies, cyber threats, and incorporating best practices into daily routines. Contractors and vendors that have access to our data, devices, or services are required to complete cybersecurity training prior to receiving access. Employees, vendors, and contractors with access to our operational technology network are required to undergo additional training specific to operational technology interactions. We maintain a Supplier Code of Conduct that is provided to our providers of materials and services during the onboarding process and that conveys our expectations regarding use and access requirements when using our technology resources.
We also manage cybersecurity risk through incident response strategies. We employ a fault-tolerant, highly available architecture and network segmentation as part of our containment strategy. We do not solely rely on architecture to ensure continuity and containment, and we employ additional technologies including, but not limited to, automated account disabling, automated device quarantining, network segment-isolation scripts, and cyber kill chain runbooks. We have implemented an Enterprise Data Backup Policy, which includes, among other activities, offsite backups, intra-day recovery points, and routine restoration of critical data. We use infrastructure-as-code to enable recovery of virtualized environments and employ data replication across multiple operating regions. We routinely exercise our recovery capabilities. Our Cybersecurity Incident Response Plan establishes a framework to manage the life cycle of a cyber event. Additionally, our Enterprise Crisis Management Plan provides a structure to assemble an enterprise crisis team in the event of a potential cyber related crisis. The crisis response team, including our Chief Information Officer (CIO), is responsible for managing the channels of communication pursuant to our Crisis Management Plan. This notification includes the notification or reporting of any significant cyber incidents to executive management. We periodically conduct cyber incident drills that include, as applicable, members of our Board of Directors, executives, certain business stakeholders, and legal and security partners, as necessary.
While we and third parties that provide services to us commit resources to the design, implementation and monitoring of our digital systems, there is no guarantee that our or our third parties’ cybersecurity measures will provide absolute security. Like other companies in the natural gas industry, we have identified and expect to continue to identify cyberattacks and incidents on our systems. Additionally, we have received notification from third-party service providers of certain such matters on their systems. None of the cyberattacks and incidents we have identified, or been notified of, to the filing of this Annual Report on Form 10-K has had a material impact on our business strategy, results of operations or financial condition. For more information regarding the risks associated with cybersecurity that may impact our business strategy, results of operations, or financial condition, see “Cyberattacks aimed at us or those third parties on which we rely, as well as any noncompliance by us or such third parties with applicable laws and regulations governing cybersecurity and/or data privacy, could materially adversely affect us.” included in Part I, “Item 1A. Risk Factors” of this Annual Report on Form 10-K.
Given the importance to us of our cybersecurity program, in April 2022, our Board elected to exercise direct oversight of cybersecurity matters, rather than acting through its committees. The Board, as well as separately our executive management, receives, and has the opportunity to ask questions and raise discussion points regarding, management reports from the CIO and Senior Director of Cybersecurity and Network Operations on cybersecurity matters, as needed and no less than quarterly throughout the year, which reports include items such as cybersecurity updates, cybersecurity operational results, and audit findings. In addition, the Board and executive management receives and reviews the results of our cybersecurity risk and capabilities assessment on an annual basis.
The cybersecurity program is managed by our CIO and our Senior Director of Cybersecurity and Network Operations and reviewed and monitored by executive management, with oversight from the Board. Our CIO has significant expertise and more than 30 years of experience in information technology and cybersecurity including cloud technologies and reports to our Executive Vice President & Chief Legal Officer. Our Senior Director of Cybersecurity and Network Operations has more than two decades of experience in the fields of information technology and cybersecurity and holds cybersecurity certifications, including the Certified Information Systems Security Professional, Certified Cloud Security Professional, and GIAC Information Security Professional certifications. The CIO and Senior Director of Cybersecurity and Network Operations meet regularly with each other and members of their team to discuss cybersecurity threats, capabilities and program strategy. We have built in incident workflows that automatically provide notifications and escalate cybersecurity incidents. During an incident, the CIO acts as the incident commander and the Senior Director of Cybersecurity and Network Operations acts as operations section chief, working together to provider supervision over incident response.

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
There are, however, certain lands within the Company's storage pools and where the Company's pipelines and other facilities are located as to which it may not currently have vested real property rights as of the filing of this Annual Report on Form 10-K, some of which are subject to ongoing acquisition negotiations or inverse condemnation proceedings. In accordance with Equitrans, L.P.'s FERC certificates, the geological formations within which its permitted storage facilities are located cannot be used by third parties in any way that would detrimentally affect its storage operations, and the Company has the power of eminent domain with respect to the acquisition of necessary real property rights to use such storage facilities. Certain property owners have initiated legal proceedings against the Company and its affiliates for trespass, inverse condemnation and other claims related to these matters, and there is no assurance that other property owners will not initiate similar legal proceedings against the Company and its affiliates prior to final resolution. See "We do not own all of the land on which our pipelines and facilities are located, which could disrupt our operations and future development." included in Part I, "Item 1A. Risk Factors" of this Annual Report on Form 10-K.
See Part I, "Item 1. Business" of this Annual Report on Form 10-K for a discussion of the Company's business segments relevant to its property holdings and map of the Company's operations.
Item 3.        Legal Proceedings
From time to time, various legal and regulatory claims, investigations and proceedings are pending or threatened against the Company and its subsidiaries. While to the extent applicable the amounts claimed may be substantial, the Company is unable to predict with certainty the ultimate outcome of such claims, investigations and proceedings. The Company accrues legal and other direct costs related to loss contingencies when incurred. The Company establishes reserves whenever it believes a reserve is appropriate for pending matters. Furthermore, after consultation with counsel and considering the availability, if any, of insurance, the Company believes, although no assurance can be given, that the ultimate outcome of any matter currently pending against it or any of its consolidated subsidiaries as of the filing of this Annual Report on Form 10-K will not materially adversely affect its business, financial condition, results of operations, liquidity or ability to pay dividends to its shareholders.
Environmental Proceedings
Pratt Storage Field. On October 31, 2018, a gas explosion occurred in Morgan Township, Greene County, Pennsylvania (the Incident). Following the explosion, the Pennsylvania Department of Environmental Protection (the PADEP), the Pennsylvania Public Utilities Commission and the PHMSA began investigating the Incident. In October 2019, the PADEP notified the Company that it was required to submit an investigation report pursuant to the state’s gas migration regulations due to the Incident's proximity to the Company's Pratt Storage Field assets. The Company, while disputing the applicability of the regulations, submitted a report to the PADEP in May 2020. In September 2020, the PADEP responded to the Company’s investigation report with a request for additional information. The Company responded to the September 2020 request. Over the next months the Company provided many responses to the PADEP’s continuing information requests. The PADEP issued a final report and closed its investigation and the Company does not expect further inquiry from the PADEP on this matter. On October 23, 2023, the Company received permission from the FERC to plug and abandon the well in the Pratt Storage Field that is the subject of the PADEP’s investigation of the Company. Additionally, the Company is continuing to defend in a civil litigation related to the Incident.
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
Rager Mountain Storage Field. On November 6, 2022, the Company became aware of natural gas venting from one of the storage wells, well 2244, at Equitrans, L.P.’s Rager Mountain natural gas storage facility (Rager Mountain facility), located in Jackson Township, a remote section of Cambria County, Pennsylvania, which venting was halted on November 19, 2022. The PADEP, the PHMSA and other investigators are continuing to conduct civil and criminal investigations of the incident and the Company is cooperating in such investigations. On December 7, 2022, the Company and its subsidiary Equitrans, L.P. each separately received an order from the PADEP alleging, in connection with earth disturbance activities undertaken to halt the venting of natural gas from well 2244, (i) in the case of the order received by the Company, violations of Pennsylvania’s Clean Streams Law and requiring certain remedial actions and (ii) in the case of the order received by Equitrans, L.P., violations of Pennsylvania’s 2012 Oil and Gas Act, Clean Streams Law and Solid Waste Management Act and requiring certain remedial actions. On December 8, 2022, the PADEP submitted a compliance order to Equitrans, L.P. relating to certain alleged violations of law in respect of wells at the Rager Mountain natural gas storage field and the venting of natural gas, including from well 2244. The December 8, 2022 order also prohibited Equitrans, L.P. from injecting natural gas into the storage wells at the Rager Mountain facility. The Company and Equitrans, L.P. disputed aspects of the applicable orders, and on January 5, 2023, the Company and Equitrans, L.P., as applicable, appealed each of the orders to the Commonwealth of Pennsylvania Environmental Hearing Board. Additionally, the Company and Equitrans, L.P., as applicable, have received, and may continue to receive, notices of violation (NOVs) related to the incident which allege violations of various Pennsylvania statutes and regulations. The Company has been engaged in discussions with the PADEP to address the outstanding NOVs. Equitrans, L.P. and the PADEP entered into a Stipulation of Settlement on April 12, 2023 that, among other things, resulted in the PADEP rescinding its December 8, 2022 order and Equitrans, L.P. withdrawing its appeal of such order. Equitrans, L.P.’s and the Company's appeals of the December 7, 2022 orders remain pending and negotiations regarding a potential consent order with respect to certain NOVs remain ongoing. On October 5, 2023, Equitrans, L.P. received an NOV from the PADEP’s Bureau of Air Quality for the release of uncontrolled hydrocarbons to the atmosphere during the Rager Mountain natural gas storage field incident, and expects to finalize a consent order and civil penalty related the NOV in the first quarter of 2024.
On December 29, 2022, the PHMSA issued the Company a Notice of Proposed Safety Order that included proposed remedial requirements related to the Rager Mountain natural gas storage field incident, including, but not limited to, completing a root cause analysis. The Company addressed certain proposals in advance of an order from the agency. These efforts included conducting testing, evaluating other wells at the Rager field and hiring a third-party specialist firm to undertake a root cause analysis, and subsequently on May 26, 2023, the PHMSA issued a consent order to the Company incorporating the terms of a consent agreement between the parties, which, among other things, required the completion of a root cause analysis and a remedial work plan, and specified that the Company may not resume injection operations at the Rager Mountain facility until authorized by the PHMSA. As discussed in “Transmission Results of Operation” in Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K, in August 2023, the Company submitted a root cause analysis to the PHMSA in accordance with the consent order and later submitted a remedial work plan and, following completion of all actions in its remedial work plan, an injection plan to the PHMSA seeking authority to resume injections at Rager Mountain using all wells except three, which remain disconnected. On October 2, 2023, the PHMSA approved the Company’s injection plan. The Company began injections at Rager Mountain on October 5, 2023, subject to certain pressure restrictions and other requirements specified in the consent agreement between the PHMSA and the Company. On November 16, 2023, the PHMSA issued a letter to the Company approving the Company’s request to remove all pressure restrictions at the Rager Mountain facility. The Company plans to continue working with the PHMSA, pursuant to the consent order, regarding the remaining three wells.
If additional penalties are pursued and ultimately imposed related to the Rager Mountain natural gas storage field incident, the penalties, individually and/or in the aggregate, are expected to result in monetary sanctions in excess of $300,000. While the Company does not believe that penalties, if imposed, will have a material adverse impact on the Company's financial condition, results of operations or liquidity, there can be no assurance as of the filing of this Annual Report on Form 10-K regarding the scope of potential (or ultimately actual) financial or other impacts to the Company as a result of the Rager Mountain natural gas storage field incident.
MVP Matters
There remain certain legal and regulatory matters relevant to the MVP project, the outcome of which could have adverse effects with respect to the project and consequently the Company, including matters pending with the U.S. Court of Appeals for the District of Columbia (D.C. Circuit) described below:
•Challenges to FERC Certificate, D.C. Circuit. Multiple parties have sought judicial review of the FERC’s order issuing a certificate of public convenience and necessity to the MVP Joint Venture and/or the exercise by the MVP

Joint Venture of eminent domain authority. On February 19, 2019, the D.C. Circuit issued an order rejecting multiple consolidated petitions seeking direct review of the FERC order under the Natural Gas Act of 1938, as amended (NGA) and certain challenges to the exercise by the MVP Joint Venture of eminent domain authority in Appalachian Voices, et al. v. FERC, et al., consolidated under Case No. 17-1271. No petitions for rehearing or petitions for rehearing en banc were filed by the April 5, 2019 deadline. The mandate was issued on April 17, 2019. Another group of parties filed a complaint in the U.S. District Court for the District of Columbia asserting that the FERC’s order issuing certificates is unlawful on constitutional and other grounds in Bold Alliance, et al. v. FERC, et al., Case No. 17-1822. The district court plaintiffs sought declaratory relief as well as an injunction preventing the MVP Joint Venture from developing its project or exercising eminent domain authority. In December 2017 and January 2018, the FERC and the MVP Joint Venture, respectively, moved to dismiss the petitions for lack of subject matter jurisdiction. The court granted the motion and dismissed plaintiffs’ complaint on September 28, 2018. On October 26, 2018, plaintiffs appealed the decision in Case No. 17-1822 to the D.C. Circuit in Bold Alliance, et al. v. FERC, et al., Case No. 18-5322. On December 3, 2018, the FERC, as appellee, filed a joint motion with the appellants to hold Case No. 18-5322 in abeyance pending completion of the appeals of the final agency orders related to the MVP certificate in consolidated Case No. 17-1271 and Atlantic Coast Pipeline’s (ACP) certificate. The MVP Joint Venture filed a motion to dismiss the case as to some of the plaintiffs. On February 15, 2019, the D.C. Circuit entered an order holding this appeal in abeyance pending rulings on the appeals from the ACP and MVP FERC proceedings. The ACP petitioners on November 16, 2022, filed a joint motion for voluntary dismissal of all petitions for review pertaining to ACP, except for the Bold Alliance proceeding. The court granted the motion on November 17, 2022. On January 5, 2023, the D.C. Circuit entered an order holding the Bold Alliance proceeding in abeyance pending further order of the court and requiring the parties to file motions to govern future proceedings within 60 days of the U.S. Supreme Court disposition of the petition for writ of certiorari in Bohon et al. v. FERC et al., discussed below. On June 26, 2023, the court entered an order continuing the abeyance of Bold Alliance until 30 days after the disposition of Case No. 20-5203, discussed below.
Similarly, another group of parties filed a complaint in the U.S. District Court for the District of Columbia in Bohon et al. v. FERC et al., Case No. 20-00006, asserting that the delegation of authority to the FERC under the NGA violates the nondelegation doctrine and separation-of-powers principle of the U.S. Constitution. The MVP Joint Venture and the FERC filed motions to dismiss which were granted by the court. On July 6, 2020, the landowners filed a notice of appeal to the D.C. Circuit in Case No. 20-5203. On November 30, 2020, appellants asked the D.C. Circuit to overturn the decision of the lower court. The D.C. Circuit issued an order on September 15, 2021 denying appellants’ motion for summary reversal of the decision of the lower court and supplemental briefing was completed as of October 6, 2021. On June 21, 2022, the D.C. Circuit upheld the lower court’s decision to dismiss the lawsuit. On September 15, 2022, the petitioners filed a petition for writ of certiorari with the U.S. Supreme Court. The FERC and the MVP Joint Venture filed responses to the petition in November 2022. On April 24, 2023, the U.S. Supreme Court granted the petition for certiorari, vacated the judgment, and remanded the case to the D.C. Circuit for further consideration in light of the U.S. Supreme Court's April 14, 2023 opinion in Axon Enterprises, Inc. v. FTC. The D.C. Circuit subsequently issued an order authorizing, among other things, the parties to address in their supplemental briefing the implications of Section 324 of the Fiscal Responsibility Act of 2023 in addition to Axon. On October 24, 2023, the D.C. Circuit denied a stay motion filed by the petitioners. The parties filed their respective supplemental briefs on November 13, 2023. On November 26, 2023, the petitioners filed in the U.S. Supreme Court an “emergency” motion for an injunction requesting a judicial injunction on, or access to, the petitioners’ three properties pending resolution of their underlying claims in the Bohon matter. On December 5, 2023, Chief Justice John Roberts denied the application, without calling for a response from the MVP Joint Venture or the federal government. On February 13, 2024, the D.C. Circuit affirmed and reinstated its June 21, 2022 judgment upholding the lower court's decision to dismiss the lawsuit. If appealed to the U.S. Supreme Court and the appeal were successful on its merits, or if the Bold Alliance appeal were successful, it could result in the MVP Joint Venture’s certificate of public convenience and necessity being vacated and/or additional proceedings before the FERC, the outcome of which the Company cannot ensure, and cause a delay or further delay in the full in-service date for the MVP project (and consequent impacts related to such delay), or otherwise have adverse effects.
Item 4.        Mine Safety Disclosures
Not applicable.

Information About Our Executive Officers

Name	Age	Year Initially Elected as Executive Officer	Title
Thomas F. Karam	65	2018	Executive Chairman
Diana M. Charletta	51	2018	President and Chief Executive Officer
Kirk R. Oliver	66	2018	Executive Vice President and Chief Financial Officer
Justin M. Macken	44	2024	Executive Vice President, Pipeline Operations and Project Execution
Stephen M. Moore	64	2019	Executive Vice President and Chief Legal Officer
Nathan P. Tetlow	46	2024	Senior Vice President, Commercial Services
Mr. Karam has served as Executive Chairman of Equitrans Midstream since January 1, 2024, and previously served as Chief Executive Officer of Equitrans Midstream from September 2018 through December 31, 2023, a Director on the Board since November 2018 and Chairman of the Board since July 2019. Mr. Karam also served as President of Equitrans Midstream from September 2018 to July 2019. Prior to his service at Equitrans Midstream, he served as senior vice president, EQT and president, midstream from August 2018, serving in those capacities until the Separation. Mr. Karam served as chief executive officer and chairman of the EQM General Partner from July 2019 until the EQM Merger in June 2020, chairman, president and chief executive officer, from October 2018 to July 2019, and as president, chief executive officer and director, from August 2018 to October 2018. Additionally, he served as chairman, president and chief executive officer of the general partner of EQGP from October 2018 through Equitrans Midstream's acquisition of 100% of the limited partner interests in EQGP in January 2019 (the EQGP Buyout), as well as president, chief executive officer and director from August 2018 to October 2018. Mr. Karam served on EQT’s board of directors from November 2017 until the Separation. Mr. Karam is the founder and served as chairman of Karbon Partners, LLC, which invests in, owns, constructs, and operates midstream energy assets, from April 2017 to August 2018. Mr. Karam previously served as the founder, chairman and chief executive officer of the general partner of PennTex Midstream Partners, LP (PennTex), a publicly traded master limited partnership with operations in North Louisiana and the Permian Basin from 2014 until its sale to Energy Transfer Partners in 2016. Preceding PennTex, he was the founder, chairman and chief executive officer of Laser Midstream Partners, LLC, one of the first independent natural gas gathering systems in the northeast Marcellus Shale, from 2010 until 2012 when it was acquired by Williams Partners.
Ms. Charletta has served as President and Chief Executive Officer of Equitrans Midstream since January 1, 2024 and previously served as President and Chief Operating Officer of Equitrans Midstream from July 2019 through December 31, 2023. The Board appointed Ms. Charletta as a Director in April 2022. She previously served as Executive Vice President and Chief Operating Officer of Equitrans Midstream since September 2018. She also served as executive vice president, chief operating officer and a director of the EQM General Partner from October 2018 through July 2019, when she was promoted to president and chief operating officer. She served as president, chief operating officer and director of the EQM General Partner through the EQM Merger. Ms. Charletta served as the executive vice president, chief operating officer and as a director of EQGP's general partner from October 2018 through the consummation of the EQGP Buyout. Ms. Charletta joined EQT in 2002 as a senior pipeline engineer and from that time held various management positions with increasing responsibility. She assumed the role of senior vice president of midstream operations of a subsidiary of EQT in December 2013 and was promoted to senior vice president of midstream engineering and construction in July 2017, a position she held until the Separation. Ms. Charletta also has served as a director of the Southern Gas Association, a natural gas trade association, since November 2022.
Mr. Oliver has served as Executive Vice President and Chief Financial Officer of Equitrans Midstream since January 1, 2024, having previously served as Senior Vice President and Chief Financial Officer of Equitrans Midstream from September 2018 through December 31, 2023. He also served as senior vice president, chief financial officer and a director of the EQM General Partner from October 2018 through the EQM Merger. Mr. Oliver served as the senior vice president, chief financial officer and as a director of the general partner of EQGP from October 2018 through the EQGP Buyout. Prior to joining Equitrans Midstream, he was chief financial officer for UGI Corporation, which distributes, stores, transports and markets energy products and related services, from October 2012 through May 2018.
Mr. Macken has served as Executive Vice President, Pipeline Operations and Project Execution of Equitrans Midstream since January 1, 2024, having previously served as Equitrans Midstream's Senior Vice President of Gas Systems Planning and Engineering from September 2018 through December 31, 2023. Mr. Macken joined EQT in 2008 as manager of gas systems planning and engineering and was promoted to director of gas systems planning in 2010 and vice president of gas systems planning in 2014, a position he held until the Separation.
Mr. Moore has served as Executive Vice President and Chief Legal Officer of Equitrans Midstream since January 1, 2024, having previously served as Senior Vice President and General Counsel of Equitrans Midstream from April 2019 through

December 31, 2023. Prior to joining Equitrans Midstream, Mr. Moore was general counsel of PennTex Midstream Partners, LP, a publicly traded master limited partnership, from 2014 through 2017. From March 2018 to April 2019, Mr. Moore served as special projects counsel to UGI Corporation.
Mr. Tetlow has served as Senior Vice President, Commercial Services of Equitrans Midstream since January 1, 2024, having previously served as Vice President, Corporate Development and Investor Relations from November 2018 through December 31, 2023. Mr. Tetlow joined EQT in 2008 as a business specialist in the treasury department and held various management positions with increased responsibility. Mr. Tetlow was promoted to manager of corporate treasury in 2011 and became investor relations manager in 2012 and investor relations director in 2015, a position he held until the Separation.
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
As of January 31, 2024, there were 1,626 shareholders of record of Equitrans Midstream common stock.
On January 23, 2024, the Board declared cash dividends for the fourth quarter of 2023 of $0.15 per common share and $0.4873 per Equitrans Midstream Preferred Share, which dividends were paid on February 14, 2024 to shareholders of record at the close of business on February 6, 2024.
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
Recent Sales of Unregistered Securities
The Company did not have any sales of unregistered securities registered under Section 12 of the Exchange Act during the three months ended December 31, 2023.
Market Repurchases
The following table sets forth the Company's repurchases of equity securities registered under Section 12 of the Exchange Act that occurred during the three months ended December 31, 2023.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 2023 (October 1 - October 31)	—	$—	—	$—
November 2023 (November 1 - November 30)	—	—	—	—
December 2023 (December 1 - December 31)	161,466	10.25	—	—
Total	161,466	$10.25	—	$—

(a) Reflects shares withheld by the Company to pay taxes upon vesting of restricted stock.
Stock Performance Graph
The graph below compares the cumulative five-year total return provided to shareholders on Equitrans Midstream's common stock relative to the cumulative total returns of (i) the S&P 500 index and (ii) the Alerian US Midstream Energy Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in Equitrans Midstream common stock and each index beginning on December 31, 2018, and relative performance is tracked through December 31, 2023.

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Equitrans Midstream Corporation	$100.00	$74.86	$49.96	$69.08	$48.18	$79.55
S&P 500	100.00	131.49	155.68	200.37	164.08	207.21
Alerian U.S. Midstream Energy	100.00	115.56	86.72	125.75	162.93	194.14
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
The information covered in this section provides a comparison of material changes in the Company's results of operations and financial condition for fiscal year 2023 relative to fiscal year 2022. For the discussion of fiscal year 2022 relative to fiscal year 2021, see Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 21, 2023.
Executive Overview
Net income (loss) attributable to Equitrans Midstream common shareholders was $386.7 million, $0.89 per diluted share, in 2023 compared to $(327.9) million, ($0.76) per diluted share, in 2022. The increase resulted primarily from an impairment of the Company's equity method investment in the MVP Joint Venture incurred during the year ended December 31, 2022, higher equity income, higher operating revenues, a loss on extinguishment of debt incurred during the year ended December 31, 2022 and higher income tax benefit, partially offset by higher operating expenses and higher net interest expense. See Note 2 to the consolidated financial statements for a discussion of the impairment of the Company's equity method investment in the MVP Joint Venture.
As part of implementing the Company's succession plan, on January 1, 2024, Mr. Thomas F. Karam stepped down as Chief Executive Officer of the Company and Diana M. Charletta, the former President and Chief Operating Officer, became President and Chief Executive Officer.
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
The Company believes that natural gas will remain a significant component of the global and national energy complex and will play a vital role in the transformation to a lower-carbon economy, notwithstanding increased demand for alternative energy sources and negative sentiment with respect to natural gas, including natural gas infrastructure, from certain actors. Further, the Company believes that continued natural gas production and infrastructure growth are directly supportive of the United States' energy security, as evidenced by the historic inclusion of provisions mandating the completion of the MVP project in the Fiscal Responsibility Act of 2023. The Company also acknowledges the reality and risks of climate change as a critical current issue and, as an energy infrastructure company, recognizes the ongoing developments and risks surrounding climate change. As a result, the Company is focused on long-term sustainable performance, such as continuing to proactively pursue climate change mitigation aspirations while also balancing the need to deliver reliable, safe, and affordable natural gas energy in the United States now and in the future.
The Company is focused on executing on sustainability initiatives while further integrating sustainability-focused risks and opportunities into the Company’s strategic and capital spending decision processes. In 2023, the Company focused primarily on developing the appropriate strategy and building the requisite programs and plans for achieving its GHG reduction goals. In January 2023, the Company announced its status as a founding member of the newly formed Appalachian Methane Initiative (AMI), a coalition of regional natural gas operators committed to further enhancing methane monitoring throughout the Appalachia Basin and facilitating additional methane emissions reduction in the region. Additionally, the Company’s GHG Committee developed a portfolio of 2024 capital projects that includes avoiding or eliminating methane emissions from both certain fixed and event-based sources. Further, the Company finalized its GHG Management program, providing the roadmap and accounting protocols for pursuing achievement of and reporting on progress towards its aspirational emissions targets. Additionally, aspects of the Company's compensation structure reflect sustainability-oriented goals and developments. For example, the Human Capital and Compensation Committee of the Board determined to include the completion of certain scenario analyses under the Task Force on Climate-Related Financial Disclosures framework, and the development of a related publishable report, as a metric in the Company’s 2023 short-term incentive compensation program applicable to all employees, including executives. The Company expects to continue to pursue strategic sustainability initiatives as appropriate, including with respect to climate change, and to incur costs and capital expenditures to do so. Costs and expenses associated with sustainability and ESG matters could be material.
As discussed in “Our business is subject to climate change-related transitional risks (including evolving climate-focused regulation and climate change-driven trends emphasizing the financing of non-fossil fuel businesses and prompting the pursuit of emissions reductions, lower-carbon technologies, and alternative forms of energy), as well as physical risks that could significantly increase our operating expenses and capital costs, adversely affect our customers’ development plans, and reduce demand for our products and services.” in Part I, “Item 1A. Risk Factors” and “Regulatory Environment” in Part I, “Item 1. Business” of this Annual Report on Form 10-K, the Company recognizes the evolving landscape of international accords and federal, state and local laws and regulations regarding GHG emissions or climate change initiatives. The Company also recognizes, as discussed in "Increasing scrutiny and changing stakeholder expectations and disclosures in respect of ESG and sustainability practices may adversely impact our business and our stock price and impose additional costs or expose us to new or additional risks." in Part I, "Item 1A. Risk Factors" of this Annual Report on Form 10-K, the changing expectations from a variety of stakeholders relating to ESG and sustainability practices. Changing market conditions, competition from lower emitting fuels, new laws and regulatory requirements, as well as unanticipated or inconsistent application of existing laws and regulations by administrative agencies, make it difficult to predict the long-term business impact of GHG emission and climate change initiatives on the Company’s liquidity, capital resources, results of operations and financial condition. However, the Company is taking steps to prudently invest capital in furtherance of its goal of long-term sustainable operations and recognizes that responsive adaptation efforts are likely to be costly and time consuming.
Business Segment Results
Operating segments are revenue-producing components of an enterprise for which separate financial information is produced internally and is subject to evaluation by the chief operating decision maker in deciding how to allocate resources. Headquarters costs consist primarily of certain unallocated corporate expenses and transaction costs, as applicable. Net interest expense, loss on extinguishment of debt, components of other income (expense), net, and income tax expense (benefit) are managed on a consolidated basis. The Company has presented each segment's operating income (loss), other income (expense), net, equity income, impairment of equity method investment and various operational measures, as applicable, in the following sections. Management believes that the presentation of this information is useful to management and investors regarding the financial condition, results of operations and trends and uncertainties of its segments. The Company has reconciled each segment's operating income (loss) to the Company's consolidated operating income (loss) and net income (loss) in Note 3 to the consolidated financial statements.

GATHERING RESULTS OF OPERATIONS

	Years Ended December 31,
	2023	2022	% Change	2021	% Change
FINANCIAL DATA	(Thousands, except per day amounts)
Firm reservation fee revenues (a)	$572,899	$562,947	1.8	$468,156	20.2
Volumetric-based fee revenues (b)	297,268	327,632	(9.3)	393,897	(16.8)
Total operating revenues	870,167	890,579	(2.3)	862,053	3.3
Operating expenses:
Operating and maintenance	96,863	101,194	(4.3)	99,387	1.8
Selling, general and administrative	113,710	82,590	37.7	93,245	(11.4)
Depreciation	196,547	195,059	0.8	188,633	3.4
Amortization of intangible assets	64,819	64,819	—	64,819	—
Total operating expenses	471,939	443,662	6.4	446,084	(0.5)
Operating income	$398,228	$446,917	(10.9)	$415,969	7.4

Other income (expense), net (c)	$1,531	$13,312	(88.5)	$(47,804)	127.8

OPERATIONAL DATA
Gathered volumes (BBtu per day)
Firm capacity (d)	5,441	5,211	4.4	5,216	(0.1)
Volumetric-based services	2,238	2,484	(9.9)	3,098	(19.8)
Total gathered volumes	7,679	7,695	(0.2)	8,314	(7.4)

Capital expenditures(e)	$267,748	$265,864	0.7	$223,807	18.8
(a)For the years ended December 31, 2023, 2022 and 2021, firm reservation fee revenues included approximately $4.1 million, $20.2 million and $11.3 million, respectively, of MVC unbilled revenues.
(b)For the year ended December 31, 2023, volumetric-based fee revenues included a one-time contract buyout by a customer for approximately $5.0 million. For the years ended December 31, 2023, 2022, and 2021, volumetric-based fee revenues included approximately $4.6 million, $4.2 million and $3.5 million, respectively, of MVC unbilled revenues.
(c)Other income (expense), net, includes the unrealized gain (loss) on derivative instruments associated with the Henry Hub cash bonus payment provision and gain on sale of gathering assets in 2022. See Note 10 to the consolidated financial statements for further information on the Henry Hub cash bonus payment provision.
(d)Includes volumes up to the contractual MVC under agreements structured with MVCs. Volumes in excess of the contractual MVC are reported under volumetric-based services.
(e)Includes approximately $14.3 million, $20.3 million and $14.1 million of capital expenditures related to noncontrolling interest in Eureka Midstream for the years ended December 31, 2023, 2022 and 2021, respectively.
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Gathering operating revenues decreased by $20.4 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. Firm reservation fee revenues increased by $10.0 million primarily due to $15.8 million of higher firm reservation fees associated with the EQT Global GGA due to assumption changes impacting the estimated total consideration in the prior year and increased contracted capacity, partially offset by lower average rates on a certain customer MVC. Volumetric-based fee revenues decreased by $30.4 million primarily due to lower gathered volumes resulting from reduced producer activity and lower effective rates, partially offset by a one-time contract buyout by a customer of approximately $5.0 million and $4.7 million associated with firm and interruptible gathered volumes on Hammerhead. The Company expects interruptible volumes from the Company's Hammerhead gathering agreement with EQT to continue up to the full commercial in-service date of the Hammerhead pipeline when firm commitments will commence.

Gathering operating expenses increased by $28.3 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. Selling, general and administrative expenses increased by $31.1 million primarily due to higher incentive compensation of $29.2 million, including $12.3 million associated with the MVP PSU Program that included the impact of a cumulative catch-up since the inception of the award. Operating and maintenance expenses decreased by $4.3 million primarily due to lower operating expenses associated with the divestiture of the regulated low pressure gathering assets in June 2023 and lower repairs and maintenance expenses, partially offset by higher personnel costs and higher property taxes. Depreciation expense increased by $1.5 million as a result of additional assets placed in-service.
See "Overview of the Company and Operations" in Part 1, "Item 1. Business" of this Annual Report on Form 10-K for discussions of the EQT Global GGA, and the transactions related thereto, including periodic gathering MVC fee declines and, additionally, discussion that in connection with MVP full in-service the EQT Global GGA provides for more significant potential gathering MVC fees declines in certain contract years. Firm reservation fee revenues under the Company’s Hammerhead gathering agreement with EQT are expected to contribute to an increase in the Company’s firm reservation fee revenues following achievement of the Hammerhead pipeline full commercial in-service in conjunction with full MVP in-service. However, the percentage of the Company's operating revenues that are generated by firm reservation fees may vary year to year depending on various factors, including customer volumes and the rates realizable under the Company’s contracts, including the EQT Global GGA. See also "Commodity Price Risk" in Part II, "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" of this Annual Report on Form 10-K for additional information on factors that could affect the Company's operating revenues. Also, see Note 8 for further discussion on the MVP PSU Program.
TRANSMISSION RESULTS OF OPERATIONS

	Years Ended December 31,
	2023	2022	% Change	2021	% Change
FINANCIAL DATA	(Thousands, except per day amounts)
Firm reservation fee revenues	$361,416	$370,769	(2.5)	$366,323	1.2
Volumetric-based fee revenues (a)	81,703	33,748	142.1	33,879	(0.4)
Total operating revenues	443,119	404,517	9.5	400,202	1.1
Operating expenses:
Operating and maintenance	55,180	33,429	65.1	33,883	(1.3)
Selling, general and administrative	57,446	37,782	52.0	36,483	3.6
Depreciation	56,056	55,614	0.8	55,310	0.5
Total operating expenses	168,682	126,825	33.0	125,676	0.9
Operating income	$274,437	$277,692	(1.2)	$274,526	1.2

Equity income	$175,215	$168	104,194.6	$17,579	(99.0)
Impairments of equity method investment	$—	$(583,057)	100.0	$(1,926,402)	69.7

OPERATIONAL DATA
Transmission pipeline throughput (BBtu per day):
Firm capacity (b)	3,402	3,140	8.3	2,960	6.1
Interruptible capacity	24	33	(27.3)	11	200.0
Total transmission pipeline throughput	3,426	3,173	8.0	2,971	6.8

Average contracted firm transmission reservation commitments (BBtu per day)	3,812	4,059	(6.1)	4,082	(0.6)

Capital expenditures (c)	$84,224	$35,971	134.1	$25,977	38.5
(a)For the year ended December 31, 2023, volumetric-based fee revenues included a one-time contract buyout by a customer for approximately $23.8 million.
(b)Firm capacity includes volumes associated with firm capacity contracts including volumes in excess of firm capacity.

(c)Transmission capital expenditures do not include aggregate capital contributions made to the MVP Joint Venture for the MVP and MVP Southgate projects of approximately $689.4 million, $199.6 million and $287.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
Transmission operating revenues increased by $38.6 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. Firm reservation fee revenues decreased by $9.4 million primarily due to lower contracted capacity payments resulting from the one-time contract buyout that occurred during the first quarter of 2023. Volumetric-based fee revenues increased by $48.0 million primarily as a result of a one-time contract buyout by a customer of approximately $23.8 million and higher volumes in excess of firm capacity contracts.
Operating expenses increased by $41.9 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. Operating and maintenance expense increased $21.8 million primarily due to operational efficiencies associated with operating activities with the Gathering segment for replenishment gas on the regulated low pressure gathering assets which were divested in June 2023, increased personnel costs and expenses associated with the Rager Mountain natural gas storage field incident. Selling, general and administrative expenses increased by $19.7 million resulting primarily from higher incentive compensation of $12 million, including $4.7 million associated with the MVP PSU Program that included the impact of a cumulative catch-up since the inception of the award, an increased reserve for bad debt expense and higher professional fees.
Regarding the Rager Mountain natural gas storage field incident, the root cause analysis, which was conducted by an independent, third-party company with expertise in reservoir management and well and corrosion engineering, was submitted to the PHMSA in August 2023, which root cause analysis indicated that the direct cause of the venting from the relevant Rager Mountain facility storage well (well #2244) was due to corrosion caused by the infiltration of water, oxygen and debris into the well's annulus, and such corrosion resulted in a failure of the well casing. Based on results of an inventory verification test conducted after the venting incident was resolved, the Company’s initial gas loss estimate for well #2244 was approximately 1.29 Bcf. Following completion of the root cause analysis, the cumulative gas loss was determined to be approximately 1.164 Bcf, approximately 1.037 Bcf of which was vented to the atmosphere and roughly 0.127 Bcf was diverted to and contained within formation(s) located at approximately 1,800’ and/or 3,000’ below ground. Post-incident workstreams related to the safe and environmentally responsible operation of the Rager Mountain facility and other storage fields are ongoing.
The Company worked with various third-party experts to identify and address the causes and/or contributors to the November 2022 incident. The damaged casing on well #2244 has been replaced, and the well remains temporarily plugged. The Company intends to seek any necessary approval from PHMSA to perform certain capital activities to remediate well 2244 and ultimately return it to in-service. Additionally, several other Rager wells have undergone top joint casing replacements to address proactively less-aggressive corrosion that was identified. The Company also has performed supplemental evaluations and testing, including updated wireline logging, on all other wells at the Rager Mountain facility. In October 2023, following authorization from PHMSA of the Company's injection plan for the Rager Mountain facility, the Company returned the Rager Mountain facility, other than well #2244 and two additional wells, to injection operations, subject to certain operating pressure restrictions and other requirements specified in the consent agreement between the PHMSA and the Company. On November 16, 2023, the PHMSA issued a letter to the Company approving the Company's request to remove all pressure restrictions at the Rager Mountain facility. For additional information, see Part I, "Item 3. Legal Proceedings", Part I, "Item 1. Business" and "We have incurred and expect to continue to incur costs and expenses as a result of or arising in relation to the Rager Mountain natural gas storage field incident in November 2022, which has included and may include potential additional regulatory penalties or other sanctions, which could, depending on their scope and timing, materially adversely affect our business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders." in Part I, "Item 1A. Risk Factors" of this Annual Report on Form 10-K.
Equity income increased by $175.0 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 due to the increase in the MVP Joint Venture's AFUDC on the MVP project resulting from the resumption of growth construction activities in 2023. Following MVP full in-service, the Company's equity income will be primarily derived from 20-year firm reservation contracts for the MVP project.
Impairments of equity method investment includes the separate impairments of the Company's equity method investment in the MVP Joint Venture. See Note 2 to the consolidated financial statements for further information.

WATER RESULTS OF OPERATIONS

	Years Ended December 31,
	2023	2022	% Change	2021	% Change
FINANCIAL DATA	(Thousands)
Firm reservation fee revenues	$39,168	$33,877	15.6	$5,063	569.1
Volumetric-based fee revenues	41,475	28,774	44.1	49,719	(42.1)
Total operating revenues	80,643	62,651	28.7	54,782	14.4
Operating expenses:
Operating and maintenance	25,833	19,960	29.4	19,801	0.8
Selling, general and administrative	15,498	8,073	92.0	7,481	7.9
Depreciation	26,043	20,016	30.1	25,233	(20.7)
Impairment of long-lived assets	—	—	—	56,178	(100.0)
Total operating expenses	67,374	48,049	40.2	108,693	(55.8)
Operating income (loss)	$13,269	$14,602	(9.1)	$(53,911)	127.1

OPERATIONAL DATA
Water services volumes (MMgal):
Firm capacity (a)	513	433	18.5	105	312.4
Volumetric-based services	942	706	33.4	1,015	(30.4)
Total water volumes	1,455	1,139	27.7	1,120	1.7

Capital expenditures	$45,691	$66,569	(31.4)	$34,877	90.9
(a)    Includes volumes up to the contractual MVC under agreements structured with MVCs or ARCs, as applicable. Volumes in excess of the contractual MVC are reported under Volumetric-based services.
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
Water operating revenues increased by $18.0 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. Firm reservation fee revenues increased by $5.3 million primarily as a result of increased revenues due to a full year of ARCs associated with the 2021 Water Services Agreement. Volumetric-based fee revenues increased by $12.7 million primarily due to higher volumes.
Water operating expenses increased by $19.3 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. Selling, general and administrative expense increased by $7.4 million primarily due to a contract asset write-down. Operating and maintenance expense increased by $5.9 million due to higher mixed-use water storage expenses related to storage facilities placed in-service during the year ended December 31, 2023. Depreciation expense increased $6.0 million due to additional assets placed in-service.
The Company’s volumetric-based water services are directly associated with producers’ well completion activities and fresh and produced water needs (which are primarily driven by horizontal lateral lengths and the number of completion stages per well). Therefore, the Water volumetric operating results traditionally fluctuate from year-to-year in response to producers’ well completion activities.
Other Income Statement Items
Other Income (Expense), Net
Other income (expense), net, decreased $10.6 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was primarily due to a $1.5 million unrealized gain on derivative instruments during the year ended December 31, 2023 as compared to a $9.6 million unrealized gain on derivative instruments during the year ended December 31, 2022, and a $3.7 million gain on the sale of non-core gathering assets during the year ended December 31, 2022, partially offset by higher sublease income. The decrease in unrealized gains on derivative instruments was primarily due to changes in timing and probability-weighted assumptions regarding MVP project completion and changes in NYMEX Henry Hub natural gas futures prices associated with the Henry Hub cash bonus payment provision.

See also "Our exposure to commodity price risk may increase in the future and NYMEX Henry Hub futures prices affect the fair value, and may affect the realizability, of potential cash payments to us by EQT pursuant to the EQT Global GGA." included in Part I, "Item 1A. Risk Factors" of this Annual Report on Form 10-K for a discussion of factors affecting the estimated fair value of the derivative asset attributable to the Henry Hub cash bonus payment provision.
Loss on Extinguishment of Debt
During the year ended December 31, 2022, the Company incurred a loss on extinguishment of debt of approximately $24.9 million related to the 2022 Tender Offers (as defined in Note 9) for Senior Notes and open market repurchase premiums and fees, and write off of the respective unamortized discounts and financing costs associated with the purchase of portions of 2023, 2024 and 2025 Notes in such Tender Offers.
Net Interest Expense
Net interest expense increased by $32.6 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to increased interest rates and borrowings under the revolving credit facilities and interest on the 2022 Senior Notes (as defined in Note 9), partially offset by the impact of the 2022 Tender Offers and the redemption of the 2023 Notes effected in June 2023.
See also Note 9 and Note 15 to the consolidated financial statements for a discussion of certain of the Company's outstanding debt.
Income Tax Expense (Benefit)
See Note 12 to the consolidated financial statements for an explanation of the changes in income tax expense and effective tax rate for the year ended December 31, 2023 compared to the year ended December 31, 2022.
Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest decreased $2.7 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily as a result of lower net income on Eureka Midstream.
Capital Expenditures
See "Investing Activities" and "Capital Requirements" under "Capital Resources and Liquidity" for a discussion of capital expenditures and capital contributions.

Outlook
The Company's strategically located and integrated assets overlay core acreage in the Appalachian Basin. The location of the Company's assets allows its producer customers to access major demand markets in the U.S. The Company is one of the largest natural gas gatherers in the U.S., and its largest customer, EQT, was one of the largest natural gas producers in the U.S. based on average daily sales volumes as of December 31, 2023 and EQT's public senior debt had investment grade credit ratings from Standard & Poor's Global Ratings (S&P), Fitch Ratings (Fitch) and Moody's Investors Service (Moody's) as of that date. For the year ended December 31, 2023, approximately 70% of the Company's operating revenues were generated from firm reservation fee revenues. Generally, the Company is focused on utilizing contract structures reflecting long-term firm capacity, MVC or ARC commitments which are intended to provide support to its cash flow profile. The percentage of the Company's operating revenues that are generated by firm reservation fees (as well as the Company's revenues generally) may vary year to year depending on various factors, including customer volumes and the rates realizable under the Company’s contracts, including the EQT Global GGA which provides for periodic gathering MVC fee declines through January 1, 2028 (with the fee then remaining fixed throughout the remaining term). Additionally, as discussed in "Overview of the Company and Operations" in Part 1, "Item 1. Business", in connection with MVP full in-service the EQT Global GGA provides for more significant potential gathering MVC fee declines in certain contract years.
The Company's principal strategic aim is to achieve greater scale and scope, enhance the durability of its financial strength and to continue to work to position itself for a lower carbon economy.
The Company's standalone strategy reflects its continued pursuit of organic growth projects, including completing and placing in service the MVP, focusing on identifying opportunities to use its existing assets to deepen and grow its customer relationships at optimized levels of capital spending and taking into account the Company’s leverage, and continuing to prudently invest resources in its sustainability-oriented initiatives. The Company’s strategy also reflects its continued focus on achieving a strong balance sheet, and given the Company’s size, operating footprint and other factors considering inorganic opportunities, such as to extend the Company’s operations’ into the southeast United States and new, key demand markets, such as the Gulf of Mexico LNG export market.
In conjunction with the Company working to execute on its standalone strategy, the Company’s Board of Directors has been engaged in a process with third parties that have expressed interest in strategic transactions involving the Company. The board has engaged outside advisors and the process is ongoing. There is no assurance that such process will result in the execution, approval or completion of any specific transaction or outcome.
As part of its approach to organic growth, the Company is focused on its projects and assets outlined in "Developments, Market Trends and Competitive Conditions" in Part I, "Item 1. Business" of this Annual Report on Form 10-K, many of which are supported by contracts with firm capacity, MVC or ARC commitments.
For discussion of the Company's commercial relationship with EQT and related considerations, including risk factors, see Part I, "Item 1A. Risk Factors" of this Annual Report on Form 10-K.
For a discussion of capital expenditures, see "Capital Requirements" under "Capital Resources and Liquidity" below.
Capital Resources and Liquidity
The Company's liquidity requirements are to finance its operations, its capital expenditures, potential acquisitions and other strategic transactions and capital contributions to joint ventures, including the MVP Joint Venture, to pay cash dividends and distributions, when declared and to satisfy any indebtedness obligations. Additionally, the Company or its affiliates may, at any time and from time to time, seek to retire or purchase outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as the Company may determine, and will depend on prevailing market conditions, the Company's other liquidity requirements, contractual restrictions and other factors and the amounts involved may be material. The Company's ability to meet these liquidity requirements depends on the Company's cash flow from operations, the continued ability of the Company to borrow under its subsidiaries' credit facilities and the Company's ability to raise capital in banking and capital markets. We believe that our cash on hand, future cash generated from operations and future cash received from potential distributions from the MVP Joint Venture, together with available borrowing capacity under our subsidiaries' credit facilities and our access to banking and capital markets, will provide adequate resources to fund our short-term and long-term capital, operating and financing needs. However, cash flow, available borrowing capacity and capital raising activities may be affected by prevailing economic conditions in the natural gas industry and other financial and business factors, including factors discussed in Part I, "Item 1A. Risk Factors" of this Annual Report Form 10-K (for example, see “If we, our subsidiaries or our joint ventures are unable to obtain needed capital or financing on satisfactory terms, our ability to execute our business strategy and pay dividends to our shareholders may be diminished. Additionally, financing transactions may increase our financial leverage or could cause dilution to our shareholders."), some of which are beyond the Company's control. The Company's available sources of liquidity include cash from operations, cash on hand, borrowings under its subsidiaries' revolving credit facilities, issuances of additional debt and issuances of additional equity securities. The amount the Company is able to borrow under the Amended EQM Credit Facility is bounded by a maximum consolidated leverage ratio that could not exceed 5.85 to 1.00 for the quarter ended December 31, 2023, 6.00 to 1.00 for the quarter ending March 31, 2024, 6.25 to 1.00 for the quarter ending June 30, 2024, 5.85 to 1.00 for the quarter ending September 30, 2024, and 5.50 to 1.00 for quarters thereafter, with the then-applicable ratio being tested as of the end of each fiscal quarter. As of December 31, 2023, EQM had the ability to borrow approximately $0.4 billion under the Amended EQM Credit Facility. See Note 9 and Note 15 to the consolidated financial statements for further information regarding the Amended EQM Credit Facility. See also "Our subsidiaries’ significant indebtedness, and any future indebtedness, as well as the restrictions under our subsidiaries’ debt agreements, could adversely affect our operating flexibility, business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders." included in Part I, "Item 1A. Risk Factors" of this Annual Report on Form 10-K.
See “Security Ratings” below for a discussion of EQM’s credit ratings during 2023. Based on EQM's credit rating levels, EQM has delivered credit support to the MVP Joint Venture in the form of a letter of credit, which is for MVP project, and was in the amount of approximately $104.7 million as of December 31, 2023. The letter of credit with respect to the MVP project is expected to be further reduced as the Company contributes capital to fund MVP Holdco's remaining proportionate share of the construction budget, subject to a minimum-required level to be maintained through in-service of the MVP project. See "A further downgrade of EQM’s credit ratings could impact our liquidity, access to capital, and costs of doing business." included in Part I, "Item 1A. Risk Factors" of this Annual Report on Form 10-K. See Note 7 to the consolidated financial statements for further information on EQM's letters of credit.
The following table is a summary of the cash flows by activity for the years ended December 31, 2023, 2022 and 2021, respectively.

	Years Ended December 31,
	2023	2022	2021
	(Thousands)
Cash flows
Net cash provided by operating activities	$1,016,078	$845,775	$1,168,768
Net cash used in investing activities	(1,070,082)	(567,037)	(572,969)
Net cash provided by (used in) financing activities	244,983	(345,501)	(669,161)
Net increase (decrease) in cash and cash equivalents	$190,979	$(66,763)	$(73,362)
Operating Activities
Net cash flows provided by operating activities increased approximately $170.3 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The increase was primarily driven by the payment of the EQT Cash
Option during the year ended December 31, 2022 and the timing of other working capital receipts and payments, partially offset by higher interest payments.
Investing Activities
Net cash flows used in investing activities increased by $503.0 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The increase was primarily due to an increase in capital contributions to the MVP Joint Venture. See “Capital Requirements” below for a discussion of forecasted 2024 capital expenditures and capital contributions to the MVP Joint Venture.
Financing Activities
Net cash flows provided by financing activities were $245.0 million for the year ended December 31, 2023 as compared to net cash flows used in financing activities of $345.5 million for the year ended December 31, 2022. For the year ended December 31, 2023, the primary source of financing cash flows were proceeds from borrowings under the revolving credit facilities, while the primary uses of financing cash flows were repayments on borrowings under the revolving credit facilities, the payments of dividends to shareholders, the redemption of the 2023 Notes and distributions paid to noncontrolling interest. For the year ended December 31, 2022, the primary uses of financing cash flows were the purchase of certain tranches of EQM's outstanding long-term indebtedness pursuant to the 2022 Tender Offers and an open market purchase, repayments on borrowings under the revolving credit facilities, and the payments of dividends to shareholders, while the primary source of financing cash flows were the issuance of the 2022 Senior Notes and borrowings under the revolving credit facilities.

Capital Requirements
The gathering, transmission and storage and water services businesses are capital intensive, requiring significant investment to develop new facilities and to maintain and upgrade existing operations.
The following represents the Company's material short-term and long-term cash requirements from contractual and other obligations as of December 31, 2023.

	Total	2024	2025 – 2026	2027 – 2028	2029 +
	(Thousands)
Long-term debt, including current portion thereof (a)	$6,400,000	$300,000	$900,000	$2,250,000	$2,950,000
Credit facility borrowings (b)	1,230,000	—	1,230,000	—	—
Interest payments on senior notes (c)	2,315,771	355,875	660,031	439,948	859,917
Purchase obligations (d)	5,202	1,339	3,696	167	—
Lease obligations (e)	65,028	14,220	17,577	14,614	18,617
Other liabilities (f)	78,139	49,152	28,987	—	—
Total contractual and other obligations	$10,094,140	$720,586	$2,840,291	$2,704,729	$3,828,534
(a)Includes approximately $6.4 billion in aggregate principal amount of EQM's senior notes as of December 31, 2023. See Note 9 to the consolidated financial statements for further information.
(b)Credit facility borrowings are classified based on the termination date of the credit facility agreements. As of December 31, 2023, the Company had aggregate credit facility borrowings outstanding of $915 million and $315 million under the Amended EQM Credit Facility and the 2021 Eureka Credit Facility, respectively. See Note 9 and Note 15 to the consolidated financial statements for further information.
(c)Interest payments exclude interest related to the Amended EQM Credit Facility and the 2021 Eureka Credit Facility as the interest rates on the credit facility borrowings are variable.
(d)Excludes purchase obligations of the MVP Joint Venture. Purchase obligations represent agreements to purchase goods or services that are enforceable, legally binding and specify all significant terms, including the approximate timing of the transaction. As of December 31, 2023, the Company's purchase obligations included commitments for capital expenditures, operating expenses and service contracts.
(e)Lease obligations are primarily entered into for various office locations, compression equipment and a water storage facility.
(f)Other liabilities represent accruals for short-term employee compensation and estimated payouts for the Company's various liability award plans as of December 31, 2023. See "Critical Accounting Estimates" below and Note 8 to the consolidated financial statements for discussion of factors that affect the ultimate amount of the payout of the Company's liability award plans.
Contractual and other obligations exclude dividends associated with the Equitrans Midstream Preferred Shares.
Capital expenditures in 2024 are expected to be approximately $325 million to $395 million (including approximately $15 million attributable to the noncontrolling interest in Eureka Midstream). If the MVP project were to be completed in the second quarter of 2024 and at a total project cost ranging from approximately $7.57 billion to approximately $7.63 billion (excluding AFUDC), the Company expects it would make total capital contributions to the MVP Joint Venture in 2024 of approximately $540 million to $575 million primarily related to forward construction of the MVP project. Capital contributions payable to the MVP Joint Venture are accrued upon the issuance of a capital call by the MVP Joint Venture. The Company's short-term and long-term capital investments may vary significantly from period to period based on the available investment opportunities, the timing of the construction of the MVP and other projects, and maintenance needs. The Company expects to fund short-term and long-term capital expenditures and capital contributions primarily through cash on hand, cash generated from operations, available borrowings under its subsidiaries' credit facilities and its access to banking and capital markets.
Credit Facility Borrowings
See Note 9 and Note 15 to the consolidated financial statements for discussion of the Amended EQM Credit Facility and the 2021 Eureka Credit Facility.
Security Ratings
The table below sets forth the credit ratings for EQM's debt instruments at December 31, 2023.

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
Commitments and Contingencies
From time to time, various legal and regulatory claims and proceedings are pending or threatened against the Company and its subsidiaries. While the amounts claimed may be substantial, the Company is unable to predict with certainty the ultimate outcome of such claims and proceedings. The Company accrues legal and other direct costs related to loss contingencies when incurred. The Company establishes reserves whenever it believes it to be appropriate for pending matters. Furthermore, after consultation with counsel and considering the availability, if any, of insurance, the Company believes, although no assurance can be given, that the ultimate outcome of any matter currently pending against it or any of its consolidated subsidiaries as of the filing of this Annual Report on Form 10-K will not materially adversely affect its business, financial condition, results of operations, liquidity or ability to pay dividends to its shareholders.
See Part I, "Item 3. Legal Proceedings" of this Annual Report on Form 10-K for discussion of litigation and regulatory proceedings, including related to the Rager Mountain natural gas storage field incident, and, further relating to that incident, "We have incurred and expect to continue to incur costs and expenses as a result of or arising in relation to the Rager Mountain natural gas storage field incident in November 2022, which has included and may include potential additional regulatory penalties or other sanctions, which could, depending on their scope and timing, materially adversely affect our business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders." under Part I, "Item 1A. Risk Factors," of this Annual Report on Form 10-K.
See Note 14 to the consolidated financial statements for further discussion of the Company's commitments and contingencies.
Dividends
On February 14, 2024, the Company paid cash dividends for the fourth quarter of 2023 of $0.15 per common share and $0.4873 per Equitrans Midstream Preferred Share to shareholders of record at the close of business on February 6, 2024.
For each quarter ending after March 31, 2024, the holders of the Equitrans Midstream Preferred Shares will receive quarterly dividends at a rate per annum equal to the sum of (i) three-month CME Term SOFR, administered by CME Group Benchmark Administration, Ltd., plus a tenor spread adjustment of 0.26161% per annum as of the relevant determination date in respect of the applicable quarter and (ii) 8.15%; provided that such rate per annum in respect of periods after March 31, 2024 will not be less than 10.50%. As such, the Company expects dividends paid to holders of the Equitrans Midstream Preferred Shares to be higher beginning in the third quarter of 2024.
Recently Issued Accounting Standards
Recently issued accounting standards relevant to the Company are described in Note 1 to the consolidated financial statements.

Critical Accounting Estimates
The Company's significant accounting policies are described in Note 1 to the consolidated financial statements, which have been prepared in accordance with GAAP. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to the Company's consolidated financial statements. Preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts in the Company's consolidated financial statements and accompanying notes. The Company's critical accounting policies discussed below are considered critical due to the significant judgments and estimates used in the preparation of the Company's consolidated financial statements and the material impact on the results of operations or financial condition. Actual results could differ from those judgments and estimates.
Property, Plant and Equipment. Determination of depreciation expense requires judgment regarding the estimated useful lives and salvage values of property, plant and equipment. The Company has not historically experienced material changes in its results of operations from changes in estimated useful lives or salvage values of its property, plant and equipment; however, these estimates are reviewed periodically, including each time Equitrans, L.P. files with the FERC for a change in its transmission and storage rates. The Company believes that the accounting estimate related to depreciation expense is a "critical accounting estimate" because the assumptions used to estimate useful lives and salvage values of property, plant and equipment are susceptible to change. These assumptions affect depreciation expense and, if changed, could have a material effect on the Company's results of operations and financial position. See Note 1 to the consolidated financial statements for additional information.
Impairments of Long-Lived Assets and Equity Method Investment. The Company evaluates long-lived assets and equity method investments for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. With respect to property, plant and equipment and finite lived intangibles, asset recoverability is measured by comparing the carrying value of the asset or asset group with its expected future pre-tax undiscounted cash flows. Any accounting estimate related to an impairment of property, plant and equipment, finite-lived intangible assets, goodwill or an investment in an unconsolidated entity may require the Company's management to make assumptions about future cash flows, discount rates, the fair value of investments and whether losses in the value of its investments are other-than-temporary. Management's assumptions about future cash flows require significant judgment because, among other things, actual operating levels have been and may be different from estimated levels.
Goodwill is the cost of an acquisition less the fair value of the identifiable net assets of the acquired business. Goodwill is evaluated for impairment at least annually or whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. When performing a quantitative assessment, the Company uses a combination of an income and market approach to estimate the fair value of its reporting units.
The Company believes that the accounting estimates related to impairments are "critical accounting estimates" because they require assumptions that are susceptible to change, including estimating fair value which requires considerable judgment. For example, in the case of goodwill, management’s estimate of a reporting unit’s future financial results is sensitive to changes in assumptions, such as changes in the Company's stock price, weighted-average cost of capital, terminal growth rates and industry multiples. When a quantitative assessment is performed, the Company uses estimates and assumptions in estimating its reporting units’ fair values that it believes are reasonable and appropriate at that time; however, different assumptions and estimates could materially affect the calculated fair value and the resulting conclusion of whether goodwill is impaired, which could materially affect the Company’s results of operations and financial position.
The Company’s investment in unconsolidated entity also requires considerable judgment to estimate fair value because the Company’s investment is not traded on an active market. When estimating the fair value of its equity method investment, the Company utilizes an income approach under which significant judgments and assumptions, including the discount rate and probability-weighted scenarios, are sensitive to change. Additionally, the Company's investment in unconsolidated entity is susceptible to impairment risk from adverse macroeconomic conditions and/or other adverse factors. Adverse developments could require that the Company modify assumptions reflected in the probability-weighted scenarios of discounted future net cash flows (including with respect to the probability of success prior to completion) utilized to estimate the fair value of its equity method investment in the MVP Joint Venture, which could result in an incremental other-than-temporary impairment of that investment. While macroeconomic factors in and of themselves may not be a direct indicator of impairment, should an impairment indicator be identified in the future, macroeconomic factors such as changes in interest rates could ultimately impact the size and scope of any potential impairment.
See Notes 1 and 7 to the consolidated financial statements for additional information.
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
Revenue related to services provided but not yet billed is estimated each month. These estimates are generally based on contract data, preliminary throughput and allocation measurements. Final amounts for the current month are billed and collected in the following month. See Note 4 to the consolidated financial statements for additional information.
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
The Company has federal and state of West Virginia net operating loss (NOL) carryforwards. The NOL carryforwards have no expiration, but utilization is limited to 80% of taxable income in the year of utilization. In addition to the NOL carryforwards, the Company has deferred tax assets and liabilities principally resulting from interest disallowance under Code Section 163(j) and investment in partnerships.
Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not (greater than 50%) that a tax benefit will not be realized. In evaluating the need for a valuation allowance, this requires significant judgment and management considers all available evidence, both positive and negative, including potential sources of taxable income, income available in carry-back periods, future reversals of taxable temporary differences, projections of taxable income and income from tax planning strategies. Positive evidence includes reversing temporary differences and projection of future profitability within the carry-forward period, including from tax planning strategies. Negative evidence includes historical pre-tax book losses.
Deferred tax assets for which no valuation allowance is recorded may not be realized, and changes in facts and circumstances may result in the establishment of a valuation allowance. Existing valuation allowances are re-examined under the same standards of positive and negative evidence that apply to valuation allowance establishment. If it is determined that it is more likely than not that a deferred tax asset for which a valuation allowance is recorded will be realized, all or a portion of the valuation allowance may be released. Deferred tax assets and liabilities are also remeasured to reflect changes in underlying tax rates from tax law changes and any changes in uncertain tax benefits.
The Company believes that accounting estimates related to income taxes are "critical accounting estimates" because the Company must assess the likelihood that deferred tax assets will be recovered from future taxable income, and exercise judgment when evaluating whether or not a valuation allowance must be established on deferred tax assets. See Note 12 to the consolidated financial statements for additional information.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. Changes in interest rates affect the amount of interest the Company earns on cash, cash equivalents and short-term investments and the interest rates EQM and Eureka pay on borrowings under their respective revolving credit facilities. The Amended EQM Credit Facility and the 2021 Eureka Credit Facility provide for variable interest rates and thus expose the Company, through EQM and Eureka, to fluctuations in market interest rates. In addition, EQM's interest rates under the Amended EQM Credit Facility are impacted by changes in EQM's credit ratings (which changes may be caused by factors outside of EQM's control). Eureka's interest rates under the 2021 Eureka Credit Facility are impacted by changes in Eureka's Consolidated Leverage Ratio (as defined in the 2021 Eureka Credit Facility) which may fluctuate based on Eureka Midstream's distributions to its members, liquidity needs or operating results. Accordingly, if interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Based on commitments as of December 31, 2023 and assuming all loans are fully drawn, each quarter point change in interest rates would result in a change of approximately $3.9 million in annual interest expense on indebtedness under the Amended EQM Credit Facility. Assuming all loans are fully drawn, each quarter point change in interest rates would result in a change of approximately $1.0 million in annual interest expense on indebtedness under the 2021 Eureka Credit Facility. Further, regarding the dividend payable on Equitrans Midstream Preferred Shares for quarters after March 31, 2024, changes in accordance with the Adjustable Interest Rate (LIBOR) Act (the LIBOR Act), and the rules implementing the LIBOR Act, three-month CME Term SOFR, administered by CME Group Benchmark Administration, LTD., plus a tenor spread adjustment of 0.26161% per annum, replaced, by operation of law, the three-month London Interbank Offered Rate (LIBOR) to calculate dividends payable on the Series A Preferred Stock for each fiscal quarter ending after March 31, 2024. Fluctuations in three-month CME Term SOFR may affect such dividend (which will not be less than 10.50% under the Company's Second Amended and Restated Articles of Incorporation), which could affect, among other things, the amount of cash the Company has available to make quarterly cash dividends to its shareholders. EQM's senior notes are fixed rate and thus do not expose the Company to fluctuations in market interest rates. Changes in interest rates do affect the fair value of EQM's fixed rate debt. See Notes 9 and 10 to the consolidated financial statements for discussions of borrowings and fair value measurements, respectively. EQM and Eureka may from time to time hedge the interest on portions of borrowings under the revolving credit facilities, as applicable, in order to manage risks associated with floating interest rates. However, the Company may not maintain hedges with respect to all of its variable rate indebtedness, and any hedges it enters into may not fully mitigate its interest rate risk
Credit Risk. The Company is exposed to credit risk, which is the risk that it may incur a loss if a counterparty fails to perform under a contract. The Company actively manages its exposure to credit risk associated with customers through credit analysis, credit approval and monitoring procedures. For certain transactions, the Company requests letters of credit, cash collateral, prepayments or guarantees as forms of credit support. Equitrans, L.P.'s FERC tariffs require tariff customers that do not meet specified credit standards to provide three months of credit support; however, the Company is exposed to credit risk beyond this three-month period when its tariffs do not require its customers to provide additional credit support. For some of the Company's long-term contracts associated with system expansions, it has entered into negotiated credit agreements that provide for other credit support if certain credit standards are not met.
The Company is exposed to the credit risk of its customers, including its largest customer, EQT, including as a result of changes in customer credit ratings, liquidity and access to capital markets. In August 2023, Moody's upgraded EQT's public senior debt to an investment grade credit rating and as of December 31, 2023, EQT's public debt has investment grade credit ratings from S&P, Fitch and Moody's. On February 26, 2020, in connection with the execution of the EQT Global GGA, the Company and EQT entered into a letter agreement (the Credit Letter Agreement) pursuant to which, among other things, (a) the Company agreed to relieve certain credit posting requirements for EQT, in an amount up to approximately $250 million, under its commercial agreements with the Company, subject to EQT maintaining a minimum credit rating from two of three rating agencies of (i) Ba3 with Moody's, (ii) BB- with S&P and (iii) BB- with Fitch and (b) the Company agreed to use commercially reasonable good faith efforts to negotiate similar credit support arrangements for EQT in respect of its commitments to the MVP Joint Venture. In addition, EQT has guaranteed the payment obligations of certain of its subsidiaries, up to a maximum amount of $115 million, $131 million and $30 million related to gathering, transmission and water services, respectively, across all applicable contracts, for the benefit of the subsidiaries of the Company providing such services. See Note 13 to the consolidated financial statements in this Annual Report on Form 10-K, for further discussion of the Company's exposure to certain credit risks.
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

Lower natural gas prices, particularly in the Appalachian region, have in the past caused, and may in the future cause, producers such as EQT to determine to take actions to slow production growth and/or maintain flat or reduce production, which when effected by our producer customers limits growth in or may reduce the demand for, and usage of, our services. For instance, in certain periods of low natural gas prices prior to 2023, temporary production curtailments resulted in a decrease in our volumetric-based gathering fee revenues. Based on the forward price strip as of February 16, 2024, the Company perceives continued risk that EQT and/or other producers could curtail production in 2024 or maintain at flat levels, which, depending on the nature and duration of any such curtailment, could have a significant negative effect on the demand for our services, our volumetric-based fee revenue, and therefore our results of operations, and any such maintenance may limit growth associated with our assets. See also “Decreases or a lack of growth in production of natural gas in our areas of operation, whether as a result of regional takeaway constraints, producer corporate capital allocation strategies, lower regional natural gas prices, natural well decline, and/or other factors, have adversely affected, and in the future could adversely affect, our business and operating results and reduce our cash available to pay cash dividends to our shareholders.”, "The lack of diversification of our assets, products and geographic locations could adversely affect us." and “We generate a substantial majority of our revenues from EQT. Therefore, we are subject to the business and liquidity risks of EQT, and any decrease in EQT's drilling or completion activity (or significant production curtailments) or a shift in such activity away from our assets could adversely affect our business and operating results.”, each included in Part I, "Item 1A. Risk Factors" in this Annual Report on Form 10-K.
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
Many of the Company’s customers, including EQT, have entered into long-term firm reservation gathering, transmission and water services contracts or contracts with MVCs or ARCs, as applicable, on the Company's systems and approximately 70% of the Company's operating revenues for the year ended December 31, 2023 were generated by firm reservation fee revenues. The Company believes that such contract structure is advantageous to its overall business, although significant declines in gas production in the Company's areas of operations would likely adversely affect the Company's results of operations, financial condition and liquidity as approximately 30% of the Company’s operating revenues for the year ended December 31, 2023 was generated by volumetric-based fee revenues. See "Our exposure to commodity price risk may increase in the future and NYMEX Henry Hub futures prices affect the fair value, and may affect the realizability, of potential cash payments to us by EQT pursuant to the EQT Global GGA." and “We generate a substantial majority of our revenues from EQT. Therefore, we are subject to the business and liquidity risks of EQT, and any decrease in EQT’s drilling or completion activity (or significant production curtailments) or a shift in such activity away from our assets could adversely affect our business and operating results." included in Part I, "Item 1A. Risk Factors" in this Annual Report on Form 10-K.
While EQT has dedicated a substantial portion of its core acreage in southwestern Pennsylvania and West Virginia to the Company and has entered into long-term firm gathering and transmission contracts and contracts with MVCs on certain of the Company's systems, EQT may determine in the future that drilling or continuing to produce gas from existing wells in the Company's areas of operations is not economical above the amount to fulfill its required MVCs or otherwise strategically determine to curtail volumes on the Company's systems. Other than with respect to its MVCs and other firm commitments under existing contracts, EQT is under no contractual obligation to continue to develop its acreage dedicated to the Company. See also "Overview of the Company and Operations" in Part 1, "Item 1. Business" of this Annual Report on Form 10-K for a discussion of the EQT Global GGA.
The fair value of the Company’s derivative instruments is, in part, determined by estimates of the NYMEX Henry Hub natural gas forward price curve. A hypothetical 10% increase in NYMEX Henry Hub natural gas futures prices would increase the valuation of the Company’s derivative instruments by approximately $5.9 million, while a hypothetical 10% decrease in

NYMEX Henry Hub natural gas futures prices would decrease the valuation of the Company’s derivative instruments by approximately $6.0 million. This fair value change assumes volatility based on prevailing market parameters at December 31, 2023. See Note 10 and "Our exposure to commodity price risk may increase in the future and NYMEX Henry Hub futures prices affect the fair value, and may affect the realizability, of potential cash payments to us by EQT pursuant to the EQT Global GGA." included in Part I, "Item 1A. Risk Factors" of this Annual Report on Form 10-K for a discussion of the Henry Hub cash bonus payment provision.
Other Market Risks. The Amended EQM Credit Facility is underwritten by a syndicate of 14 financial institutions on and after October 31, 2023 and prior to April 30, 2025, and a syndicate of 13 financial institutions on and after April 30, 2025 and prior to April 30, 2026. The 2021 Eureka Credit Facility is underwritten by a syndicate of 16 financial institutions before November 13, 2024 and a syndicate of 14 financial institutions on and after November 13, 2024 and prior to November 13, 2025. Each financial institution is obligated to fund its pro rata portion of any borrowings by EQM or Eureka, as applicable. EQM's and Eureka's respective large syndicate groups and relatively low percentage of participation by each lender is expected to limit the Company's and Eureka's respective exposure to disruption or consolidation in the banking industry. See Note 9 to the consolidated financial statements for further details.

Item 8.        Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Equitrans Midstream Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Equitrans Midstream Corporation (the Company) as of December 31, 2023 and 2022, the related statements of consolidated comprehensive income, cash flows and shareholders' equity and mezzanine equity for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2024 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Equity Method Investment in Mountain Valley Pipeline, LLC (MVP Joint Venture)

Description of the Matter	At December 31, 2023, the Company has an investment in the MVP Joint Venture, which is constructing the Mountain Valley Pipeline, of approximately $1,832.3 million. As discussed in Notes 1, 2, and 7 to the consolidated financial statements the Company accounts for its interest in the MVP Joint Venture under the equity method because it can exercise significant influence, but not control, over the MVP Joint Venture's operating and financial policies. The Company reviews its investment in the MVP Joint Venture for impairment whenever events or changes in circumstances indicate that the fair value may have declined in value below the carrying value. Adverse developments, including legal and regulatory matters, cost increases, and other unanticipated events may indicate an impairment in value. During the year ended December 31, 2023, the Company evaluated the developments around the MVP Joint Venture and concluded no impairment existed.

Auditing management’s evaluation of the MVP Joint Venture for indicators of impairment was complex due to the significant judgment required, particularly related to legal and regulatory matters, cost increases, and other developments that could impact the viability of the Mountain Valley Pipeline project. The audit procedures to evaluate the reasonableness of management’s monitoring of impairment indicators required a high degree of auditor judgement and an increased extent of effort.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s monitoring of impairment indicators for the MVP Joint Venture.

To test the Company’s impairment evaluation related to its investment in the MVP Joint Venture, we performed audit procedures that included evaluating management’s process for identifying impairment indicators. We assessed management’s consideration of potential changes in legal or regulatory trends, cost increases and other events and how such developments could impact factors that influence the viability of the project. We evaluated both supporting and contrary evidence. Our procedures also included evaluating the sufficiency of the Company’s disclosures with respect to the valuation of the investment in the MVP Joint Venture described in Note 2 and 7 to the consolidated financial statements.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2018.
Pittsburgh, Pennsylvania
February 20, 2024

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Equitrans Midstream Corporation
Opinion on Internal Control Over Financial Reporting

We have audited Equitrans Midstream Corporation's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Equitrans Midstream Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related statements of consolidated comprehensive income, cash flows and shareholders' equity and mezzanine equity for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 20, 2024 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
February 20, 2024

EQUITRANS MIDSTREAM CORPORATION
 STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31,

	2023	2022	2021
	(Thousands, except per share amounts)
Operating revenues	$1,393,929	$1,357,747	$1,317,037
Operating expenses:
Operating and maintenance	177,972	154,667	153,179
Selling, general and administrative	187,374	128,472	137,056
Depreciation	279,386	272,195	270,404
Amortization of intangible assets	64,819	64,819	64,819
Impairment of long-lived assets	—	—	56,178
Total operating expenses	709,551	620,153	681,636
Operating income	684,378	737,594	635,401
Equity income (a)	175,215	168	17,579
Impairments of equity method investment	—	(583,057)	(1,926,402)
Other income (expense), net	3,222	13,871	(47,546)
Loss on extinguishment of debt	—	(24,937)	(41,025)
Net interest expense	(426,884)	(394,333)	(378,650)
Income (loss) before income taxes	435,931	(250,694)	(1,740,643)
Income tax (benefit) expense	(18,823)	6,444	(343,353)
Net income (loss)	454,754	(257,138)	(1,397,290)
Net income attributable to noncontrolling interest	9,525	12,204	14,530
Net income (loss) attributable to Equitrans Midstream	445,229	(269,342)	(1,411,820)
Preferred dividends	58,512	58,512	58,512
Net income (loss) attributable to Equitrans Midstream common shareholders	$386,717	$(327,854)	$(1,470,332)

Earnings (loss) per share of common stock attributable to Equitrans Midstream common shareholders - basic	$0.89	$(0.76)	$(3.40)
Earnings (loss) per share of common stock attributable to Equitrans Midstream common shareholders - diluted	$0.89	$(0.76)	$(3.40)

Weighted average common shares outstanding - basic	433,963	433,341	433,008
Weighted average common shares outstanding - diluted	436,132	433,341	433,008

Statement of comprehensive income (loss):
Net income (loss)	$454,754	$(257,138)	$(1,397,290)
Other comprehensive income, net of tax:
Pension and other post-retirement benefits liability adjustment, net of tax expense of $19, $236 and $62	60	722	175
Other comprehensive income	60	722	175
Comprehensive income (loss)	454,814	(256,416)	(1,397,115)
Less: Comprehensive income attributable to noncontrolling interest	9,525	12,204	14,530
Less: Comprehensive income attributable to preferred dividends	58,512	58,512	58,512
Comprehensive income (loss) attributable to Equitrans Midstream common shareholders	$386,777	$(327,132)	$(1,470,157)

Dividends declared per common share	$0.60	$0.60	$0.60
(a)Represents equity income from Mountain Valley Pipeline, LLC (the MVP Joint Venture). See Note 7.

The accompanying notes are an integral part of these consolidated financial statements.

EQUITRANS MIDSTREAM CORPORATION
STATEMENTS OF CONSOLIDATED CASH FLOWS
YEARS ENDED DECEMBER 31,

	2023	2022	2021
	(Thousands)
Cash flows from operating activities:
Net income (loss)	$454,754	$(257,138)	$(1,397,290)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	279,386	272,195	270,404
Amortization of intangible assets	64,819	64,819	64,819
Provision for (recovery of) credit losses on accounts receivable and contract asset write-down	11,198	335	(2,004)
Deferred income tax (benefit) expense	(38,061)	5,472	(348,206)
Impairments of long-lived assets and equity method investment	—	583,057	1,982,580
Equity income (a)	(175,215)	(168)	(17,579)
Other (income) expense, net	(2,599)	(13,644)	47,485
Loss on extinguishment of debt	—	24,937	41,025
Non-cash long-term compensation expense	39,313	15,800	13,083
Changes in other assets and liabilities:
Accounts receivable	21,947	22,523	66,176
Accounts payable	(4,156)	12,667	(2,709)
Accrued interest	(1,432)	(16,147)	25,718
Deferred revenue	328,013	346,491	423,666
EQT Cash Option	—	(195,820)	—
Other assets and other liabilities	38,111	(19,604)	1,600
Net cash provided by operating activities	1,016,078	845,775	1,168,768
Cash flows from investing activities:
Capital expenditures	(386,514)	(376,661)	(290,521)
Capital contributions to the MVP Joint Venture	(689,405)	(199,613)	(287,665)
Principal payments received on the Preferred Interest (defined in Note 1)	5,837	5,518	5,217
Proceeds from sale of gathering assets	—	3,719	—
Net cash used in investing activities	(1,070,082)	(567,037)	(572,969)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	1,177,000	554,500	467,500
Payments on revolving credit facility borrowings	(482,000)	(524,500)	(750,000)
Proceeds from the issuance of long-term debt	—	1,000,000	1,900,000
Debt discounts, debt issuance costs and credit facility arrangement fees	(3,362)	(19,880)	(29,904)
Payments for retirement of long-term debt	(98,941)	(1,021,459)	(1,936,250)
Dividends paid to common shareholders	(259,920)	(259,650)	(259,495)
Dividends paid to holders of Equitrans Midstream Preferred Shares	(58,512)	(58,512)	(58,512)
Distributions paid to noncontrolling interest	(26,320)	(16,000)	(2,500)
Other items	(2,962)	—	—
Net cash provided by (used in) financing activities	244,983	(345,501)	(669,161)

Net change in cash and cash equivalents	190,979	(66,763)	(73,362)
Cash and cash equivalents at beginning of year	67,898	134,661	208,023
Cash and cash equivalents at end of year	$258,877	$67,898	$134,661

Cash paid during the year for:
Interest, net of amount capitalized	$422,817	$401,156	$343,351
Income taxes, net	7,201	1,243	3,500

The accompanying notes are an integral part of these consolidated financial statements.

(a) Represents equity income from the MVP Joint Venture. See Note 7.

EQUITRANS MIDSTREAM CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,

	2023	2022
	(Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$258,877	$67,898
Accounts receivable (net of allowance for credit losses of $6,429 and $3,031 as of December 31, 2023 and 2022, respectively)	258,264	246,887
Other current assets	78,356	74,917
Total current assets	595,497	389,702

Property, plant and equipment	9,745,298	9,365,051
Less: accumulated depreciation	(1,752,914)	(1,480,720)
Net property, plant and equipment	7,992,384	7,884,331

Investment in unconsolidated entity (a)	1,832,282	819,743
Goodwill	486,698	486,698
Net intangible assets	522,133	586,952
Other assets	280,432	278,159
Total assets	$11,709,426	$10,445,585

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$299,731	$98,830
Accounts payable	60,884	60,528
Capital contributions payable to the MVP Joint Venture	181,051	34,355
Accrued interest	134,330	135,762
Accrued liabilities	106,870	83,835
Total current liabilities	782,866	413,310
Long-term liabilities:
Revolving credit facility borrowings	1,230,000	535,000
Long-term debt	6,046,709	6,335,320
Contract liability	1,296,039	968,535
Regulatory and other long-term liabilities	165,695	112,974
Total liabilities	9,521,309	8,365,139

Mezzanine equity:
Equitrans Midstream Preferred Shares, 30,018 shares issued and outstanding as of December 31, 2023 and 2022	681,842	681,842

Shareholders' equity:
Common stock, no par value, 433,505 and 432,781 shares issued and outstanding as of December 31, 2023 and 2022, respectively	3,977,149	3,974,127
Retained deficit	(2,932,206)	(3,053,590)
Accumulated other comprehensive loss	(1,272)	(1,332)
Total common shareholders' equity	1,043,671	919,205
Noncontrolling interest	462,604	479,399
Total shareholders' equity	1,506,275	1,398,604
Total liabilities, mezzanine equity and shareholders' equity	$11,709,426	$10,445,585
(a) Represents investment in the MVP Joint Venture. See Note 7.
The accompanying notes are an integral part of these consolidated financial statements.

EQUITRANS MIDSTREAM CORPORATION
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY AND MEZZANINE EQUITY

							Mezzanine
							Equity
				Accumulated Other			Equitrans
	Common Stock						Midstream
	Shares	No	Retained	Comprehensive	Noncontrolling	Total	Preferred
	Outstanding	Par Value	Deficit	Loss	Interest	Equity	Shares
	(Thousands, except per share amounts)
Balance at January 1, 2021	432,470	$3,941,295	$(734,019)	$(2,229)	$471,165	$3,676,212	$681,842
Other comprehensive income (net of tax):
Net (loss) income	—	—	(1,470,332)	—	14,530	(1,455,802)	58,512
Pension and other post-retirement benefits liability adjustment, net of tax benefit of $62	—	—	—	175	—	175	—
Dividends on common shares ($0.60 per share)	—	—	(260,222)	—	—	(260,222)	—
Share-based compensation plans, net	52	14,623	—	—	—	14,623	—
Distributions paid to noncontrolling interest in Eureka Midstream Holdings, LLC	—	—	—	—	(2,500)	(2,500)	—
Dividends paid to holders of Equitrans Midstream Preferred Shares ($1.9492 per Share)	—	—	—	—	—	—	(58,512)
Balance at December 31, 2021	432,522	$3,955,918	$(2,464,573)	$(2,054)	$483,195	$1,972,486	$681,842
Other comprehensive income (net of tax):
Net (loss) income	—	—	(327,854)	—	12,204	(315,650)	58,512
Pension and other post-retirement benefits liability adjustment, net of tax expense of $236	—	—	—	722	—	722	—
Dividends on common shares ($0.60 per share)	—	—	(261,163)	—	—	(261,163)	—
Share-based compensation plans, net	259	18,209	—	—	—	18,209	—
Distributions paid to noncontrolling interest in Eureka Midstream Holdings, LLC	—	—	—	—	(16,000)	(16,000)	—
Dividends paid to holders of Equitrans Midstream Preferred Shares ($1.9492 per share)	—	—	—	—	—	—	(58,512)
Balance at December 31, 2022	432,781	$3,974,127	$(3,053,590)	$(1,332)	$479,399	$1,398,604	$681,842
Other comprehensive income (net of tax):
Net income	—	—	386,717	—	9,525	396,242	58,512
Pension and other post-retirement benefits liability adjustment, net of tax expense of $19	—	—	—	60	—	60	—
Dividends on common shares ($0.60 per share)	—	—	(265,333)	—	—	(265,333)	—
Share-based compensation plans, net	724	40,558	—	—	—	40,558	—
Distributions paid to noncontrolling interest in Eureka Midstream Holdings, LLC	—	—	—	—	(26,320)	(26,320)	—
Dividends paid to holders of Equitrans Midstream Preferred Shares ($1.9492 per share)	—	—	—	—	—	—	(58,512)
Other items	—	(37,536)	—	—	—	(37,536)	—
Balance at December 31, 2023	433,505	$3,977,149	$(2,932,206)	$(1,272)	$462,604	$1,506,275	$681,842

The accompanying notes are an integral part of these consolidated financial statements.

EQUITRANS MIDSTREAM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
1.    Summary of Operations and Significant Accounting Policies
Organization
Equitrans Midstream Corporation (together with its consolidated subsidiaries as applicable, the Company or Equitrans Midstream), a Pennsylvania corporation, is an independent, publicly traded company that owns, operates, acquires and develops midstream assets, in and originating from the Appalachian Basin. The Company's operating subsidiaries hold the majority of the Company's assets and there are substantially no assets at the Equitrans Midstream stand-alone entity.
Nature of Business
The Company's operating subsidiaries provide midstream services to the Company's customers in Pennsylvania, West Virginia and Ohio through three primary assets: the gathering system, which includes predominantly dry gas gathering systems of high-pressure gathering lines; the transmission system, which includes Federal Energy Regulatory Commission (FERC) regulated interstate pipelines and storage systems; and the water network, which primarily consists of water pipelines, storage, and other facilities that support well completion activities and produced water handling activities.
As of December 31, 2023, the gathering system, inclusive of Eureka Midstream Holdings, LLC's (Eureka Midstream) gathering system, included approximately 1,220 miles of high-pressure gathering lines with total contracted firm reservation capacity of approximately 7.7 billion cubic feet (Bcf) per day, which included contracted firm reservation capacity of approximately 1.8 Bcf per day associated with the Company's high-pressure header pipelines, 138 compressor units with compression of approximately 491,000 horsepower and multiple interconnect points with the Company's transmission and storage system and to other interstate pipelines.
As of December 31, 2023, the transmission and storage system included approximately 940 miles of FERC-regulated, interstate pipelines that have interconnect points to seven interstate pipelines and multiple local distribution companies (LDCs). The transmission and storage system is supported by 42 compressor units, with total throughput capacity of approximately 4.4 Bcf per day and compression of approximately 135,000 horsepower, and 18 associated natural gas storage reservoirs, which have a peak withdrawal capacity of approximately 820 million cubic feet (MMcf) per day and a working gas capacity of approximately 43 Bcf, in each case as of December 31, 2023.
As of December 31, 2023, the Company's fresh water systems included approximately 201 miles of pipelines that deliver fresh water from local municipal water authorities, the Monongahela River, the Ohio River, local reservoirs and several regional waterways. The fresh water delivery services systems consist of permanent, buried pipelines, surface pipelines, 17 fresh water impoundment facilities, as well as pumping stations, which support water transportation throughout the systems, and take point facilities and measurement facilities, which support well completion activities. As of December 31, 2023, the mixed water system included approximately 53 miles of buried pipeline and two water storage facilities with 350,000 barrels of capacity, as well as two interconnects with the Company's existing Pennsylvania fresh water systems and provides services to producers in southwestern Pennsylvania. The Company plans to continue to expand its mixed water system in 2024, including the completion of a pipeline to serve a producer in West Virginia and an interconnect to access another producer's West Virginia water network.
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
Segments. Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally and is subject to evaluation by the Company's chief operating decision maker in deciding how to allocate resources. The Company reports its operations in three segments that reflect its three lines of business of Gathering, Transmission and Water. The operating segments are evaluated based on their contribution to the Company's operating income and equity income. Transmission also includes the Company's investment in the MVP Joint Venture, which is accounted for as an equity method investment as described in Note 7. Transmission's portion of the MVP Joint Venture's operating results is reflected in equity income and not in Transmission's operating income. All of the Company's operating revenues, income and assets are generated or located in the United States. See Note 3 for financial information by segment.
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
Other Current Assets. The following table summarizes the Company's other current assets as of December 31, 2023 and 2022.

	December 31,
	2023	2022
	(Thousands)
Prepaid expenses	$26,795	$23,346
Henry Hub cash bonus payment provision	24,503	—
Inventory	15,851	19,173
Unbilled revenue	8,753	24,465
Other current assets	2,454	7,933
Total other current assets	$78,356	$74,917
Derivative Instruments. Derivative instruments are recorded on the Company’s consolidated balance sheets as either an asset or liability measured at fair value. Cash flows associated with derivative instruments and the related gains and losses are recorded as cash flows from operating activities on the Company's statement of consolidated cash flows. See Note 10.
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
The Company prioritizes valuation techniques that maximize the use of observable inputs. Assets and liabilities are classified in their entirety based on the lowest priority level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the placement of assets and liabilities within the levels of the fair value hierarchy. Reclassifications of fair value between Level 1, Level 2 and Level 3 of the fair value hierarchy, if applicable, are made at the end of each reporting period. See Note 10 for information regarding the fair value of financial instruments.
Property, Plant and Equipment. The Company's property, plant and equipment are stated at depreciated cost. Maintenance projects that do not increase the overall life of the related assets are expensed as incurred. Expenditures that extend the useful life of the asset are capitalized. The Company capitalized overhead, including internal labor costs, of $52.2 million, $47.3 million and $50.8 million in the years ended December 31, 2023, 2022 and 2021, respectively. The Company capitalized interest, including the debt component of Allowance for Funds Used During Construction (AFUDC), of $11.4 million, $8.7 million and $4.9 million in the years ended December 31, 2023, 2022 and 2021, respectively.
The following table summarizes the Company's property, plant and equipment.

	December 31,
	2023	2022
	(Thousands)
Gathering assets	$7,440,220	$7,176,011
Accumulated depreciation	(1,113,967)	(919,465)
Net gathering assets	6,326,253	6,256,546
Transmission and storage assets	2,001,489	1,928,894
Accumulated depreciation	(531,259)	(475,688)
Net transmission and storage assets	1,470,230	1,453,206
Water services assets	289,891	245,258
Accumulated depreciation	(101,541)	(79,518)
Net water services assets	188,350	165,740
Other property, plant and equipment	13,698	14,888
Accumulated depreciation	(6,147)	(6,049)
Net other property, plant and equipment	7,551	8,839
Net property, plant and equipment	$7,992,384	$7,884,331
Property, plant and equipment includes capitalized qualified implementation costs incurred in a hosting arrangement that is a service contract of $7.9 million and $9.0 million, respectively, as of December 31, 2023 and 2022. The Company finalized the implementation of certain portions of its enterprise resource planning system throughout 2021 and amortized approximately $1.1 million, $1.0 million, and $0.9 million of implementation costs in the years ended December 31, 2023, 2022 and 2021, respectively.
Depreciation is recorded using composite rates on a straight-line basis over the estimated useful life of the asset. The average depreciation rates for the years ended December 31, 2023, 2022 and 2021 were 2.6%, 2.6% and 2.6%, respectively. The Company estimates that gathering and transmission pipelines have useful lives of 20 years to 50 years and compression equipment has useful lives of 20 years to 50 years. The Company estimates that water pipelines, pumping stations and impoundment facilities have useful lives of 10 years to 15 years. As circumstances warrant, depreciation estimates are reviewed to determine if any changes in the underlying assumptions are necessary. Equitrans, L.P., the Company's FERC-regulated subsidiary, re-evaluates depreciation rates for its regulated property, plant and equipment each time it files with the FERC for a change in transmission and storage rates.
Intangible Assets. Intangible assets are recorded under the acquisition method of accounting at their estimated fair values at the acquisition date, which are calculated as the present value of estimated future cash flows using a risk-adjusted discount rate. The Company's intangible assets are amortized on a straight-line basis over each intangible asset's estimated remaining useful life. The estimated annual amortization expense related to the intangible assets for each of the next five years is $64.8 million for years one through three and then $62.5 million in years four and five. The weighted average amortization period is approximately eight years.
The following tables summarize the Company's intangible assets as of December 31, 2023 and 2022:

		December 31, 2023
(In thousands)	Remaining Life	Gross	Accumulated Amortization	Net
Customer relationships	9 years	$623,199	$(254,819)	$368,380
Eureka Midstream-related customer relationships	7 years	237,000	(90,112)	146,888
Hornet Midstream-related customer relationships	3 years	74,000	(67,135)	6,865
		$934,199	$(412,066)	$522,133

		December 31, 2022
(In thousands)	Remaining Life	Gross	Accumulated Amortization	Net
Customer relationships	10 years	$623,199	$(213,273)	$409,926
Eureka Midstream-related customer relationships	8 years	237,000	(69,128)	167,872
Hornet Midstream-related customer relationships	4 years	74,000	(64,846)	9,154
		$934,199	$(347,247)	$586,952
Impairment of Goodwill and Long-Lived Assets. Goodwill is evaluated for impairment at least annually or whenever events or changes in circumstance indicate, in management's judgment, it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company may perform either a qualitative assessment of potential impairment or proceed directly to a quantitative assessment of potential impairment. The Company assesses qualitative factors to determine whether the existence of events or circumstances leads the Company to determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then a quantitative assessment is not required. However, if the Company concludes otherwise, a quantitative impairment analysis is performed.
When the Company performs a quantitative assessment, the Company estimates the fair value of the reporting unit with which the goodwill is associated and compares it to the carrying value. If the estimated fair value of a reporting unit is less than its carrying value, an impairment charge is recognized for the excess of the reporting unit's carrying value over its fair value.
The Company evaluates long-lived assets for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. With respect to property, plant and equipment and finite lived intangibles, asset recoverability is measured by comparing the carrying value of the asset or asset group with its expected future pre-tax undiscounted cash flows. These cash flow estimates require the Company to make projections and assumptions for many years into the future for volumes, pricing, demand, competition, operating costs and other factors. If the carrying amount exceeds the expected future undiscounted cash flows, the Company recognizes an impairment equal to the excess of carrying value over fair value as determined by quoted market prices in active markets or present value techniques if quotes are unavailable. The determination of the fair value using present value techniques requires the Company to make projections and assumptions regarding the probability of a range of outcomes and the rates of interest used in the present value calculations. Any changes the Company makes to these projections and assumptions could result in significant revisions to its evaluations of recoverability and the recognition of additional impairments. See Note 2 for further detail.
Investment in Unconsolidated Entity. The Company accounts for investments in unconsolidated entities under the equity method. The Company’s pro-rata share of net income in unconsolidated entities is included in equity income in the Company’s statements of consolidated comprehensive income. Contributions to or distributions from unconsolidated entities and the Company’s pro-rata share of net income in unconsolidated entities are recorded as adjustments to the investment balance. The Company reviews the carrying value of investments in unconsolidated entities for impairment whenever events or changes in circumstances indicate, in management's judgment, that the carrying value of such investment may have declined in value. When there is evidence of loss in value that is other-than-temporary, the Company compares the investment's carrying value to its estimated fair value to determine whether impairment has occurred. If the carrying value exceeds the estimated fair value, the Company estimates and recognizes an impairment charge equal to the difference between the investment's carrying value and fair value. See Note 2 for further detail.
Preferred Interest. EQT Energy Supply, LLC (EES), a subsidiary of EQT, generates revenue by providing services to a local distribution company. The preferred interest that the Company has in EES (the Preferred Interest) is accounted for as a note receivable and is presented in other assets in the consolidated balance sheets with the current portion reported in other current assets. Distributions received from EES are recorded as a reduction to the Preferred Interest and as interest income, which is included in net interest expense in the Company's statements of consolidated comprehensive income. The EES operating agreement provides for mandatory redemption of the Preferred Interest at the end of the preference period, which is expected to be December 31, 2034. See Note 10 for further detail.
Unamortized Debt Discount and Issuance Costs. The Company amortizes debt discounts and issuance costs over the term of the related borrowing. Costs incurred from the arrangement, issuance and/or extension of revolving credit facilities, including the Amended EQM Credit Facility and the 2021 Eureka Credit Facility (each as defined in Note 9), are presented in other assets in the consolidated balance sheets. Debt discounts and issuance costs for all other debt instruments are presented as a reduction to debt on the consolidated balance sheets. See Note 9 for further detail.
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
Leases in which the Company is the lessee that do not have a readily determinable implicit rate utilize an incremental borrowing rate, based on the information available at the lease commencement date, to determine the present value of lease payments. When a secured borrowing rate is not readily available, unsecured borrowing rates are adjusted for the effects of collateral to determine the incremental borrowing rate. The Company reassesses the incremental borrowing rate for any new and modified lease contracts as of the contract effective date. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Lease expense for finance leases includes the amortization of the right-of-use assets on a straight-line basis and the interest expense recognized on lease liabilities using the effective interest method over the lease term. See Note 5 for further detail.
Other Current Liabilities. The following table summarizes the Company's accrued liabilities as of December 31, 2023 and 2022.

	December 31,
	2023	2022
	(Thousands)
Accrued employee compensation	$52,263	$47,742
Non-income tax accruals	21,851	20,629
Current portion of lease liabilities	11,581	7,886
Current portion of contract liability	5,061	4,552
Other accrued liabilities	16,114	3,026
Total accrued liabilities	$106,870	$83,835
Asset Retirement Obligations (AROs). The Company has AROs related to its water system impoundments and facilities and to one of its gathering compressor stations, for which the Company recorded an associated liability and capitalized a corresponding amount to asset retirement costs. The liability relates to the expected future obligation to dismantle, reclaim and dispose of these assets and was estimated using the present value of expected future cash flows, adjusted for inflation, and discounted at the Company's credit-adjusted, risk-free rate. The AROs are recorded in regulatory and other long-term liabilities on the consolidated balance sheets.
The following table presents changes in the Company's AROs during 2023 and 2022.

	December 31,
	2023	2022
	(Thousands)
AROs at beginning of period	$13,961	$11,241
Liabilities incurred	2,154	—
Liabilities settled	(3,028)	(996)
Revisions to estimated liabilities (a)	306	3,153
Accretion expense	862	563
AROs at end of period	$14,255	$13,961
(a)Revisions to estimated liabilities reflect changes in retirement cost assumptions and the estimated timing of liability settlement.
The Company is not legally or contractually obligated to restore or dismantle its transmission and storage systems and its gathering systems, other than the one aforementioned gathering compressor station. The Company is legally required to operate and maintain these assets and intends to do so as long as supply and demand for natural gas exists, which the Company expects to continue into the foreseeable future. Therefore, the Company did not have any AROs related to its transmission and storage and gathering (other than the aforementioned gathering compressor station) assets as of December 31, 2023 and 2022.
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
Regulatory Accounting. Equitrans, L.P. owns all of the Company's FERC-regulated transmission and storage operations. Through the rate-setting process, rate regulation allows Equitrans, L.P. to recover the costs of providing regulated services plus an allowed return on invested capital. Regulatory accounting allows Equitrans, L.P. to defer expenses and income to its consolidated balance sheets as regulatory assets and liabilities when it is probable that those expenses and income will be allowed in the rate-setting process for a period other than the period that they would be reflected in a non-regulated entity's statements of consolidated comprehensive income. Regulatory assets and liabilities are recognized in the Company's statements of consolidated comprehensive income in the period that the underlying expenses and income are reflected in the rates charged to shippers and operators. Equitrans, L.P. expects to continue to be subject to rate regulation that will provide for the recovery of deferred costs.
The following table summarizes Equitrans, L.P.'s regulatory assets and liabilities that are included in other assets and regulatory and other long-term liabilities, respectively, in the Company's consolidated balance sheets.

	December 31,
	2023	2022
	(Thousands)
Regulatory assets:
Deferred taxes (a)	$123,128	$85,046
Other recoverable costs (b)	3,834	4,608
Total regulatory assets	$126,962	$89,654
Regulatory liabilities:
Deferred taxes (a)	$8,931	$9,329
On-going post-retirement benefits other than pension and other reimbursable costs (c)	19,862	19,251
Total regulatory liabilities	$28,793	$28,580
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
(b)The regulatory asset from other recoverable costs is primarily related to the costs associated with the Company's legacy post-retirement benefits plan. Equitrans, L.P. expects to continue to recover these costs over the remaining 8.5 years.
(c)Equitrans, L.P. defers expenses for on-going post-retirement benefits other than pensions, which are subject to recovery in approved rates. The regulatory liability reflects lower cumulative actuarial expenses than the amounts recovered through rates. Equitrans, L.P. expects to continue to recover costs as long as the existing recourse rates provide for recovery.
The following tables present Equitrans, L.P.'s regulated operating revenues and operating expenses and property, plant and equipment included in the Company's statements of consolidated comprehensive income and consolidated balance sheets, respectively.

	Years Ended December 31,
	2023	2022	2021
	(Thousands)
Operating revenues	$446,184	$407,884	$403,634
Operating expenses	169,449	137,782	135,888

	December 31,
	2023	2022
	(Thousands)
Property, plant and equipment	$2,001,489	$1,928,898
Accumulated depreciation	(531,259)	(475,689)
Net property, plant and equipment	$1,470,230	$1,453,209
Gas imbalances occur when the actual amount of gas delivered from a pipeline system or storage facility varies from the amount of gas scheduled for delivery. The Company values gas imbalances due to/from shippers and operators at current index prices. Gas imbalances are settled in-kind, subject to the terms of the applicable FERC tariffs. As of December 31, 2023 and 2022, gas imbalance receivables were $1.3 million and $7.0 million, respectively, and are presented in other current assets, with offsetting amounts recorded to system gas, a component of property, plant and equipment, on the consolidated balance sheets. The Company classifies gas imbalances as current because they are expected to settle within one year.
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
Share-Based Compensation. The Company recognizes share-based compensation cost based upon the estimated fair value of awards over the requisite service period. Time-based restricted units expected to be satisfied in cash are accounted for as liability awards recorded over the requisite service period, typically three years. The fair value of liability awards is remeasured at the end of each reporting period based on the closing price of the Company’s common stock. Time-based restricted stock awards expected to be satisfied in Company common stock are accounted for as equity awards and are recorded over the requisite service period, typically three years, based on the grant date fair value. Director phantom units expected to be satisfied in Company common stock vest on the date of grant and are recorded based on the grant date fair value. The grant date fair value, in both cases, is determined based upon the closing price of the Company's common stock on the day before the grant date. The Company accounts for forfeitures as they occur.
Performance-based awards expected to be satisfied in cash are accounted for as liability awards and remeasured at fair value at the end of each reporting period, recognizing a proportionate amount of the compensation cost for each period over the vesting period of the award. Performance-based awards expected to be satisfied in Company common stock are accounted for as equity awards and recorded based on an estimated grant date fair value over the vesting period of the award. For plans that include a performance condition that affects the number of awards that will ultimately vest, the probability that the performance condition will be achieved is reevaluated at the end of each reporting period and the payout multiplier is applied to the grant date fair value or measurement date fair value to record compensation cost, as applicable. Determination of the fair value of awards requires judgments and estimates regarding, among other things, the appropriate methodologies to follow in valuing the awards and the related inputs required by those valuation methodologies.
The Company obtains a valuation at each reporting date for liability awards and at the grant date for equity awards for plans that include a market condition based upon assumptions regarding risk-free rates of return, expected volatilities, the expected term of the award and dividend yield, as applicable. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of valuation. Expected volatilities are based on historical volatility of the Company's common stock and, where applicable, the common stock of the peer group members at the time of valuation. The expected term represents the period of time elapsing during the applicable performance period. The dividend yield is based on the historical dividend yield of the Company's common stock adjusted for any expected changes and, where applicable, the common stock of the peer group members at the time of valuation. Each plan subject to a market condition is accounted for separately for each vesting tranche of the award.
Dividends on awards are eligible to be paid in cash upon vesting on each share of common stock as dividends are declared on the Company's common stock during the vesting period. See Note 8 for further detail.
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
All of Eureka Midstream's income is included in the Company's pre-tax income; however, the Company does not record income tax expense on the portions of its income attributable to the noncontrolling member of Eureka Midstream. This reduces the Company's effective tax rate in periods when the Company has consolidated pre-tax income and increases the effective tax rate in periods when the Company has consolidated pre-tax losses.
Deferred taxes represent the future tax consequences of differences between the financial and tax bases of the Company's assets and liabilities. Deferred tax balances are adjusted for changes in tax rates and tax laws when enacted. Deferred tax assets are reflected on the consolidated balance sheets for net operating losses, credits or other attributes generated by the Company. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not (greater than 50%) that a tax benefit will not be realized. In evaluating the need for a valuation allowance, management considers all available evidence, both positive and negative, including potential sources of taxable income, income available in carry-back periods, future reversals of taxable temporary differences, projections of taxable income and income from tax planning strategies. The Company records the impact of valuation allowances or any uncertain tax position within income tax expense (benefit) on the statements of consolidated comprehensive income.
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
Tax benefits related to uncertain tax positions taken or expected to be taken on a tax return are recorded when such benefits meet a more likely than not threshold; otherwise, the tax benefit is recorded when the tax position has been effectively settled, either because the statute of limitations has expired or the appropriate taxing authority has completed its examination. Interest and penalties related to uncertain tax positions are recognized as part of the provision for income taxes and are accrued in the period that such interest and penalties would be applicable under relevant tax law until such time that the uncertain tax positions are resolved. See Note 12.
Mezzanine Equity. The Equitrans Midstream Preferred Shares are considered redeemable securities under GAAP due to the possibility of redemption outside the Company’s control. They are therefore presented as temporary equity in the mezzanine equity section of the Company’s consolidated balance sheets and are not considered to be a component of shareholders’ equity on the consolidated balance sheets. The Equitrans Midstream Preferred Shares were recorded at fair value as of the date of issuance, and income allocations increase the carrying value and declared dividends decrease the carrying value of the Equitrans Midstream Preferred Shares. As the Equitrans Midstream Preferred Shares were not redeemable or probable of becoming redeemable as of December 31, 2023, adjustment to the carrying amount is not necessary and would only be required if it becomes probable that the Equitrans Midstream Preferred Shares would become redeemable.
Noncontrolling Interest. Noncontrolling interest represents the portion of the equity of consolidated entities that are not wholly owned by the Company and are reported as a component of shareholders’ equity in the consolidated balance sheets. Noncontrolling interest is adjusted by the amount of net income earned by the entities with noncontrolling interest, distributions paid to noncontrolling interest holders and any changes in the noncontrolling ownership percentages. For all periods presented, the Company's noncontrolling interest included third-party ownership interests in Eureka Midstream.
Earnings Per Share (EPS). Basic EPS is computed by dividing net income (loss) attributable to Equitrans Midstream common shareholders by the weighted average number of shares of Equitrans Midstream common stock outstanding during the period. Diluted EPS is computed by dividing net income (loss) attributable to Equitrans Midstream common shareholders by the weighted average number of shares of Equitrans Midstream common stock outstanding and the assumed issuance of all potentially dilutive securities. Each issue of potential common shares is evaluated separately in sequence from the most dilutive to the least dilutive. The dilutive effect of share-based payment awards and stock options is calculated using the treasury stock method, which assumes share purchases are calculated using the average share price of Equitrans Midstream common stock during the applicable period. The Company uses the if-converted method to compute potential common shares from potentially dilutive convertible securities. Under the if-converted method, dilutive convertible securities are assumed to be converted from the date of the issuance and the resulting common shares are included in the denominator of the diluted EPS calculation for each applicable period. Income attributable to preferred dividends on convertible preferred stock that accumulated during the period is added back to the numerator for purposes of the if-converted method. See Note 11.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provides improvements to reportable segment disclosures and is intended to enhance the disclosures regarding significant segment expenses. The guidance is applicable to all public entities that are required to report segment information in accordance with Topic 280 and is to be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the potential impact of adopting this standard on its financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures, which provides improvements to income tax disclosures and is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The guidance is applicable to all public entities required to report income taxes in accordance with ASC 740 and should be applied prospectively, but retrospective application is permitted. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation, information on income taxes paid, and various other disclosure changes. The Company is currently evaluating the potential impact of adopting this standard on its financial statements and related disclosures.
2.     Impairments of Long-Lived Assets and Equity Method Investment
Goodwill. The Company's goodwill balance is associated entirely with the reporting unit associated with the gas gathering and compression activities of EQM Gathering Opco, LLC, an indirect wholly owned subsidiary of the Company, and such reporting unit is included within the Gathering segment. The following table summarizes the carrying amount of goodwill associated with the Company's reporting units as of December 31, 2023 and 2022.

	December 31,
	2023	2022
	(Thousands)
Gross Goodwill	$1,350,721	$1,350,721
Accumulated impairment losses	(864,023)	(864,023)
Balance as of end of period	$486,698	$486,698
There was no impairment to goodwill recorded during the years ended December 31, 2023, 2022 and 2021.
During the fourth quarter of 2023, the Company performed a qualitative impairment assessment. As a result of the assessment, it was determined that it was not more likely than not that the fair value of the EQM Opco reporting unit was less than its carrying amount and as such, no further impairment testing was necessary. During the fourth quarter of 2022, the Company performed a quantitative impairment assessment as required as part of the annual goodwill impairment assessment. As a result of the annual assessment, the Company determined that the fair value of the EQM Opco reporting unit was greater than its carrying value.
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
Equity Method Investment. The standard for determining whether an impairment must be recorded under ASC 323, Investments: Equity Method Investments and Joint Ventures (ASC 323) is whether there occurred an other-than-temporary decline in value. The Company reviews the carrying value of investments in unconsolidated entities for impairment recorded under ASC 323 whenever events or changes in circumstances indicate, in management's judgment, that the carrying value of such investment may have experienced an other-than-temporary decline in value. The fair value of an equity method investment is generally estimated using an income approach under which significant judgments and assumptions include expected future cash flows, the appropriate discount rate and probability-weighted scenarios. Events or circumstances that may be indicative of an other-than-temporary decline in value of an equity method investment include, but are not limited to:

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
During the fourth quarter of 2021, certain legal challenges before the U.S. Court of Appeals for the Fourth Circuit (Fourth Circuit) regarding regulatory authorizations previously granted to the MVP Joint Venture were completed, other than the issuance of decisions in those matters. In connection with the completion of those proceedings, the Company identified as an indicator of an other-than-temporary decline in value the various uncertain legal outcomes and the potential impacts that certain unfavorable outcomes could have on the then-targeted full in-service date for the MVP project and consequent timing for certain projects related thereto and total targeted MVP project costs. In January 2022, the Fourth Circuit vacated and remanded the MVP Joint Venture's then-authorizations related to the Jefferson National Forest (JNF) received from the Bureau of Land Management and the U.S. Forest Service and, in February 2022, the Fourth Circuit vacated and remanded the then-Biological Opinion and Incidental Take Statement issued by the U.S. Department of the Interior’s Fish and Wildlife Service for the MVP project. The Company considered these unfavorable decisions by the Fourth Circuit as supplemental evidence in evaluating its equity method investment in the MVP Joint Venture as of December 31, 2021, to determine if the investment’s carrying value exceeded the fair value and, if so, whether that decline in value was other-than-temporary.
The Company estimated the fair value of its investment in the MVP Joint Venture using an income approach that primarily considered revised probability-weighted scenarios of discounted future net cash flows based on the estimates of total project costs and revenues. These scenarios reflected assumptions and judgments regarding potential delays and cost increases resulting from various then-ongoing legal and regulatory matters affecting the MVP and MVP Southgate projects (as defined herein). The Company’s analysis also took into account, among other things, probability-weighted growth expectations from additional compression expansion opportunities. The Company generally used an after-tax discount rate of 5.5% in the analysis derived based on a market participant approach. The Company considered scenarios under which then-ongoing or new legal and regulatory matters furthered delay the completion and increased the total costs of the project; all required legal and regulatory approvals and authorizations and certain compression expansion opportunities are realized; and the MVP project is canceled. As a result of the assessment, the Company recognized a pre-tax impairment charge of approximately $1.9 billion. Given the significant assumptions and judgments used in estimating the fair value of the Company's investment in the MVP Joint Venture, the fair value of the investment in the MVP Joint Venture represents a Level 3 measurement.
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
The Company estimated the fair value of its investment in the MVP Joint Venture using an income approach generally consistent with that described above, except that the Company generally used an after-tax discount rate of 7.5% in the analysis derived based on a market participant approach. As a result of the assessment, the Company recognized a pre-tax impairment charge of approximately $583.1 million.
Future adverse developments, as well as potential macroeconomic factors, including other-than-temporary market fluctuations, changes in interest rates, cost increases and other unanticipated events could result in additional impairment of the Company's equity method investment in the MVP Joint Venture. While macroeconomic factors in and of themselves may not be a direct indicator of impairment, should an impairment indicator be identified in the future, these macroeconomic factors could ultimately impact the size and scope of any potential impairment.
3.    Financial Information by Business Segment
The Company reports its operations in three segments that reflect its three lines of business of Gathering, Transmission and Water, which reflects the manner in which management evaluates the business for making operating decisions and assessing performance. Refer to Note 1 for discussion on business segments.

	Years Ended December 31,
	2023	2022	2021
	(Thousands)
Revenues from customers:
Gathering (a)	$870,167	$890,579	$862,053
Transmission (a)	443,119	404,517	400,202
Water	80,643	62,651	54,782
Total operating revenues	$1,393,929	$1,357,747	$1,317,037
Operating income (loss):
Gathering	$398,228	$446,917	$415,969
Transmission	274,437	277,692	274,526
Water (b)	13,269	14,602	(53,911)
Headquarters (c)	(1,556)	(1,617)	(1,183)
Total operating income	$684,378	$737,594	$635,401

Reconciliation of operating income to net (loss) income:
Equity income (d)	$175,215	$168	$17,579
Impairments of equity method investment (d)	—	(583,057)	(1,926,402)
Other income (expense), net (e)	3,222	13,871	(47,546)
Loss on extinguishment of debt	—	(24,937)	(41,025)
Net interest expense	(426,884)	(394,333)	(378,650)
Income tax (benefit) expense	(18,823)	6,444	(343,353)
Net income (loss)	$454,754	$(257,138)	$(1,397,290)
(a)For the year ended December 31, 2023, volumetric-based fee revenues associated with Gathering and Transmission included one-time contract buyouts by a customer for approximately $5.0 million and $23.8 million, respectively.
(b)Impairment of long-lived assets of $56.2 million for the year ended December 31, 2021 were included in Water operating income (loss). See Note 2 for further information.
(c)Includes certain unallocated corporate expenses.
(d)Equity income and impairments of equity method investment are included in the Transmission segment.
(e)Includes unrealized gains (losses) on derivative instruments and, for the year ended December 31, 2022, gain on sale of gathering assets recorded in the Gathering segment.

	December 31,
	2023	2022	2021
	(Thousands)
Segment assets:
Gathering	$7,612,820	$7,610,233	$7,600,637
Transmission (a)	3,369,718	2,333,896	2,769,097
Water	217,225	218,680	151,151
Total operating segments	11,199,763	10,162,809	10,520,885
Headquarters, including cash	509,663	282,776	361,639
Total assets	$11,709,426	$10,445,585	$10,882,524
(a)The equity investment in the MVP Joint Venture is included in the Transmission segment.

	Years Ended December 31,
	2023	2022	2021
	(Thousands)
Depreciation:
Gathering	$196,547	$195,059	$188,633
Transmission	56,056	55,614	55,310
Water	26,043	20,016	25,233
Headquarters	740	1,506	1,228
Total	$279,386	$272,195	$270,404
Capital expenditures:
Gathering (a)	$267,748	$265,864	$223,807
Transmission (b)	84,224	35,971	25,977
Water	45,691	66,569	34,877
Headquarters	—	13	1,494
Total (c)	$397,663	$368,417	$286,155
(a)Includes approximately $14.3 million, $20.3 million and $14.1 million of capital expenditures related to noncontrolling interest in Eureka Midstream for the years ended December 31, 2023, 2022 and 2021, respectively.
(b)Transmission capital expenditures do not include aggregate capital contributions made to the MVP Joint Venture for the MVP and MVP Southgate projects of approximately $689.4 million, $199.6 million and $287.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.
(c)The Company accrues capital expenditures when the work has been completed but the associated bills have not yet been paid. Accrued capital expenditures are excluded from the statements of consolidated cash flows until they are paid. The net impact of non-cash capital expenditures, including the effect of accrued capital expenditures, transfers to/from inventory as assets are completed/assigned to a project and capitalized share-based compensation costs, was $(11.1) million, $8.2 million and $4.4 million at December 31, 2023, 2022 and 2021, respectively.

4.     Revenue from Contracts with Customers
For the years ended December 31, 2023, 2022 and 2021, substantially all revenues recognized on the Company's statements of consolidated comprehensive income were from contracts with customers. As of December 31, 2023 and 2022, all receivables recorded on the Company's consolidated balance sheets represent performance obligations that have been satisfied and for which an unconditional right to consideration exists.
Summary of disaggregated revenues. The tables below provide disaggregated revenue information by business segment.

	Year Ended December 31, 2023
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues (a)	$572,899	$361,416	$39,168	$973,483
Volumetric-based fee revenues (b)	297,268	81,703	41,475	420,446
Total operating revenues	$870,167	$443,119	$80,643	$1,393,929

	Year Ended December 31, 2022
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues (a)	$562,947	$370,769	$33,877	$967,593
Volumetric-based fee revenues (b)	327,632	33,748	28,774	390,154
Total operating revenues	$890,579	$404,517	$62,651	$1,357,747

	Year Ended December 31, 2021
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues (a)	$468,156	$366,323	$5,063	$839,542
Volumetric-based fee revenues (b)	393,897	33,879	49,719	477,495
Total operating revenues	$862,053	$400,202	$54,782	$1,317,037
(a)    For the years ended December 31, 2023, 2022 and 2021, firm reservation fee revenues associated with Gathering included approximately $4.1 million, $20.2 million and $11.3 million, respectively, of MVC unbilled revenues.
(b)    For the year ended December 31, 2023, volumetric-based fee revenues associated with Gathering and Transmission included one-time contract buyouts by a customer for approximately $5.0 million and $23.8 million, respectively. For the years ended December 31, 2023, 2022 and 2021, volumetric-based fee revenues associated with Gathering included approximately $4.6 million, $4.2 million and $3.5 million, respectively, of MVC unbilled revenues.
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
The following table presents changes in the Company's contract assets balance during the years ended December 31, 2023 and 2022:

	Contract Assets
	2023	2022
	(Thousands)
Balance as of beginning of period	$27,493	$16,772
Revenue recognized in excess of amounts invoiced (a)	12,233	30,477
Minimum volume commitments invoiced (b)	(27,945)	(19,256)
Amortization (c)	(658)	(500)
Balance as of end of period	$11,123	$27,493
(a) Primarily includes revenues associated with MVCs that are included in revenues within the Gathering and Water segments.
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
On October 22, 2021, the Company and EQT entered into a 10-year, mixed-use water services agreement covering operations within a dedicated area in southwestern Pennsylvania (as subsequently amended, the 2021 Water Services Agreement). The 2021 Water Services Agreement became effective on March 1, 2022 and replaced the letter agreement for water services entered into with EQT in February 2020 and certain other existing Pennsylvania water services agreements. Pursuant to the 2021 Water Services Agreement, EQT agreed to pay the Company a minimum ARC for water services equal to $40 million in each of the first five years of the 10-year contract term and equal to $35 million per year for the remaining five years of the contract term.
The following table presents changes in the Company's contract liability balances during the years ended December 31, 2023 and 2022:

	Contract Liability
	2023	2022
	(Thousands)
Balance as of beginning of period	$973,087	$822,416
Amounts recorded during the period (a)	338,860	359,797
Change in estimated variable consideration (b)	(5,331)	(11,761)
Amounts transferred during the period (c)	(5,516)	(1,545)
EQT Cash Option	—	(195,820)
Balance as of end of period	$1,301,100	$973,087
(a) Includes deferred billed revenue during the years ended December 31, 2023 and 2022 primarily associated with the EQT Global GGA.
(b) For the year ended December 31, 2023, the change in estimated variable consideration represents the decrease in total deferred revenue due to changes in MVP timing assumptions. For the year ended December 31, 2022, the change in estimated variable consideration represents the decrease in total deferred revenue required for gathering MVC revenue with a declining rate structure, resulting from the EQT Cash Option election that required total estimated gathering consideration to be increased and from contractual amendments that required total estimated gathering consideration to be reduced.
(c)    Deferred revenues are recognized as revenue upon satisfaction of the Company's performance obligation to the customer.
Summary of remaining performance obligations. The following table summarizes the estimated transaction price allocated to the Company's remaining performance obligations under all contracts with firm reservation fees, MVCs and/or ARCs as of December 31, 2023 that the Company will invoice or transfer from contract liabilities and recognize in future periods.

	2024	2025	2026	2027	2028	Thereafter	Total
	(Thousands)
Gathering firm reservation fees	$162,177	$176,657	$167,163	$160,370	$156,747	$1,568,133	$2,391,247
Gathering revenues supported by MVCs	427,513	457,339	489,679	487,710	485,079	2,685,762	5,033,082
Transmission firm reservation fees	397,514	400,073	400,429	399,680	396,999	2,765,237	4,759,932
Water revenues supported by ARCs/MVCs	45,706	48,441	45,159	44,065	45,706	120,938	350,015
Total (a)	$1,032,910	$1,082,510	$1,102,430	$1,091,825	$1,084,531	$7,140,070	$12,534,276
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
Based on total projected contractual revenues, including projected contractual revenues from future capacity expected from expansion projects that are not yet fully constructed or not yet fully in-service for which the Company has executed firm contracts, the Company's firm gathering contracts and firm transmission and storage contracts had weighted average remaining terms of approximately 13 years and 12 years, respectively, as of December 31, 2023.
5.     Leases
The Company has certain facility and compressor operating lease contracts that are classified as operating leases and one lease contract for the rental of a water storage facility classified as a financing lease in accordance with ASC 842. Leases with an initial term of 12 months or less are considered short-term, recognized in expense on a straight-line basis over the lease term and are not recorded on the balance sheet. As of December 31, 2023 and 2022, the Company was not the lessor to any arrangement; however, the Company was party to certain subleasing arrangements whereby the Company, as sublessor, agreed to sublet leased office space to a third party.

The following table summarizes lease cost for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
	2023	2022	2021
	(Thousands)
Operating lease cost	$10,613	$9,540	$12,571
Finance lease cost:
Amortization of leased assets	1,622	541	—
Interest on lease liabilities	888	310	—
Short-term lease cost	5,786	7,747	6,057
Variable lease cost	102	7	7
Sublease income	(1,155)	(742)	(492)
Total lease cost	$17,856	$17,403	$18,143
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
The following table summarizes the cash paid for operating and finance lease liabilities for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
	2023	2022	2021
	(Thousands)
Operating lease liabilities	$10,923	$10,484	$12,792
Finance lease liabilities	2,021	670	—
The following table summarizes balance sheet information related to our leases is as follows:

		December 31,
	Balance Sheet Classification	2023	2022
		(Thousands)
Assets:
Operating lease right-of-use	Other assets	$37,598	$35,969
Finance lease	Other assets	14,061	15,683
Total right-of-use assets		$51,659	$51,652
Liabilities:
Current operating	Accrued liabilities	$10,284	$6,682
Current finance	Accrued liabilities	1,297	1,203
Non-current operating	Regulatory and other long-term liabilities	28,889	30,272
Non-current finance	Regulatory and other long-term liabilities	13,434	14,660
Total lease liabilities		$53,904	$52,817
As of December 31, 2023 and 2022, the weighted average remaining operating lease terms were six years and seven years, respectively, and the weighted average discount rates were 6.1% and 5.9%, respectively. As of December 31, 2023 and 2022, the remaining finance lease term was nine years and ten years, respectively, and the discount rate was 5.8% and 5.9%, respectively.
The following table summarizes undiscounted cash flows owed by the Company to lessors pursuant to noncancelable contractual agreements in effect as of December 31, 2023 and related imputed interest.

	Operating Leases	Finance Leases
Year ending December 31,	(Thousands)
2024	$12,170	$2,050
2025	8,344	2,081
2026	5,040	2,112
2027	5,111	2,144
2028	5,183	2,176
Thereafter	10,359	8,258
Total	46,207	18,821
Less: imputed interest	7,034	4,090
Present value of lease liabilities	$39,173	$14,731
6.    Related Party Transactions
In the ordinary course of business, the Company engages in transactions with EQT and its affiliates, including but not limited to, entering into new or amending existing gathering agreements, transportation service and precedent agreements, storage agreements and/or water services agreements, however, based solely on information reported by EQT in a Schedule 13G/A filed with the SEC on April 28, 2022, EQT was no longer a related party of the Company as of April 22, 2022 and the amounts disclosed related to EQT below are accordingly presented with respect to the full 2021 period during which EQT was considered a related party.
The following table summarizes the Company's related party transactions.

Year Ended December 31,
2021
(Thousands)
Operating revenues	$777,276
Interest income from the Preferred Interest	5,767
Principal payments received on the Preferred Interest	5,217
7.    Investment in Unconsolidated Entity
The MVP Joint Venture. The Company has an equity method investment in the MVP Joint Venture. The MVP Joint Venture is constructing the Mountain Valley Pipeline and is developing the MVP Southgate project, each discussed in more detail below. The Company maintains separate ownership interests in and is expected to operate the two MVP Joint Venture projects.
Mountain Valley Pipeline. The MVP Joint Venture is constructing the Mountain Valley Pipeline (MVP), an estimated 300-mile natural gas interstate pipeline that is designed to span from northern West Virginia to southern Virginia. The Company will operate the MVP and owned a 48.4% interest in the MVP project as of December 31, 2023. On November 4, 2019, Consolidated Edison, Inc. (Con Edison) exercised an option to cap its investment in the construction of the MVP project at approximately $530 million (excluding AFUDC). On May 4, 2023, RGC Resources, Inc. (RGC) also exercised an option for the Company to fund RGC's portion of future capital contributions with respect to the MVP project, which funding the Company commenced in June 2023 and will continue through the full in-service date of the MVP. The Company and NextEra Energy, Inc. are obligated to, and RGC prior to the exercise of its option described above had opted to, fund the shortfall in Con Edison's capital contributions, on a pro rata basis. Following RGC's exercise of its option, the Company is also funding RGC's portion of Con Edison's shortfall. Such funding by the Company in respect of the Con Edison shortfall and RGC's portion of capital contributions has and will correspondingly increase the Company's interests in the MVP project and decrease Con Edison's and RGC's respective interests, as applicable, in the MVP project.

On June 3, 2023, the President of the United States signed into law the Fiscal Responsibility Act of 2023 that, among other things, ratified and approved all permits and authorizations necessary for the construction and initial operation of the MVP, directed the applicable federal officials and agencies to maintain such authorizations, required the Secretary of the Army to issue not later than June 24, 2023 all permits or verifications necessary to complete construction of the MVP and allow for the MVP’s operation and maintenance, and divested courts of jurisdiction to review agency actions on approvals necessary for MVP construction and initial operation. Thereafter, certain necessary authorizations were issued to the MVP Joint Venture, and the FERC authorized the MVP Joint Venture to resume all construction activities in all MVP project locations. After the Fourth Circuit issued a stay halting MVP project construction in the Jefferson National Forest and a stay of the 2023 Biological Opinion and Incidental Take Statement, the U.S. Supreme Court vacated the stays on July 27, 2023. The MVP Joint Venture recommenced forward construction activity in August 2023.
Construction on the MVP project occurred throughout the late summer, fall and into the 2023-2024 winter season, and as of the filing of this Annual Report on Form 10-K is continuing. The MVP project made substantial progress after resuming construction in late summer 2023. Forward progress, however, slowed at the end of 2023 through early 2024 as a result of unforeseen challenging construction conditions, combined with unexpected and substantially adverse winter weather conditions throughout much of January. As a result, the MVP Joint Venture retained a higher than planned contractor headcount through January into February to maintain the right of way and address weather-induced issues and also to be in a position to improve forward progress as soon as conditions became more favorable. While productivity has since improved at the end of January and into February, the combined effect of these unforeseen challenges significantly slowed the previously anticipated pace of construction and adversely affected project cost. As a result, the Company is now targeting MVP project completion and commissioning in the second quarter of 2024, at a total estimated project cost ranging from approximately $7.57 billion to approximately $7.63 billion (excluding allowance for funds used during construction (AFUDC)).
Based on such targeted completion timing and following in-service authorization from the FERC, the Company expects that MVP and MVP-related firm capacity contractual obligations would commence on June 1, 2024 (with certain MVC step ups and more significant gathering MVC fee declines under the EQT Global GGA commencing April 1, 2024). Such targeted completion timing and cost, and accordingly the commencement of contractual obligations, are subject to certain factors, including the physical construction conditions including hard rock and steep terrain, weather and productivity, many of which are beyond the Company’s control. If the project were to be completed in the second quarter of 2024 and at a total estimated project cost ranging from approximately $7.57 billion to approximately $7.63 billion (excluding AFUDC), the Company expects its equity ownership in the MVP project would progressively increase from approximately 48.4% to approximately 49.0%.
The MVP Joint Venture is a variable interest entity because it has insufficient equity to finance its activities during the construction stage of the project. The Company is not the primary beneficiary of the MVP Joint Venture because the Company does not have the power to direct the activities that most significantly affect the MVP Joint Venture's economic performance. Certain business decisions, such as decisions to make distributions of cash, require a greater than 66 2/3% ownership interest approval, and no one member owns more than a 66 2/3% interest. Upon completion of the MVP project, the Company expects the MVP Joint Venture to no longer be a variable interest entity because it will have sufficient equity to finance its activities, including accessing capital markets and returning a portion of invested capital to its owners.
In December 2023, the MVP Joint Venture issued a capital call notice for the funding of the MVP project to MVP Holdco, LLC (MVP Holdco), a wholly owned subsidiary of the Company, for $181.1 million, which was paid in January 2024. The capital contributions payable and the corresponding increase to the investment balance are reflected on the consolidated balance sheet as of December 31, 2023. In January 2024, the MVP Joint Venture issued a capital call notice for the funding of the MVP project to MVP Holdco for $113.6 million, which was paid in February 2024.
Pursuant to the MVP Joint Venture's limited liability company agreement, MVP Holdco is obligated to provide performance assurances in respect of the MVP project, which may take the form of a guarantee from EQM (provided that EQM's debt is rated as investment grade in accordance with the requirements of the MVP Joint Venture's limited liability company agreement), a letter of credit or cash collateral, in favor of the MVP Joint Venture to provide assurance as to the funding of MVP Holdco's proportionate share of the construction budget for the MVP project. As of December 31, 2023, the letter of credit with respect to the MVP project was in the amount of approximately $104.7 million. The letter of credit with respect to the MVP project is expected to be further reduced as the Company contributes capital to fund MVP Holdco's remaining proportionate share of the construction budget, subject to a minimum-required level to be maintained through in-service of the MVP project.
The following tables summarize the condensed financial statements of the MVP Joint Venture in relation to the MVP project.

Condensed Balance Sheets

	December 31,
	2023	2022
	(Thousands)
Current assets	$349,417	$71,535
Non-current assets	8,480,539	6,737,064
Total assets	$8,829,956	$6,808,599

Current liabilities	$371,508	$118,679
Equity	8,458,448	6,689,920
Total liabilities and equity	$8,829,956	$6,808,599
Condensed Statements of Operations

	Years Ended December 31,
	2023	2022	2021
	(Thousands)
Operating (expenses) income	$(199)	$20	$(399)
Other income	4,792	335	18
AFUDC – debt	108,681	—	11,452
AFUDC – equity	253,602	—	26,722
Net income	$366,876	$355	$37,793

The Company's ownership interest in the MVP Joint Venture related to the MVP project is significant for the year ended December 31, 2023 as defined by the SEC's Regulation S-X Rule 1-02(w). Accordingly, as required by Regulation S-X Rule 3-09, the Company has included audited financial statements of the MVP Joint Venture, with respect to the MVP project, as of and for the year ended December 31, 2023 as Exhibit 99.1 to this Annual Report on Form 10-K.
MVP Southgate Project. In April 2018, the MVP Joint Venture announced the MVP Southgate project (MVP Southgate) as a contemplated interstate pipeline that was approved by the United States FERC and designed to extend approximately 75 miles from the MVP in Pittsylvania County, Virginia to new delivery points in Rockingham and Alamance Counties, North Carolina using 24-inch and 16-inch diameter pipe.
In late December 2023, following completion of its negotiations with each of Public Service Company of North Carolina, Inc. (PSNC) and Duke Energy Carolinas, LLC (Duke), the MVP Joint Venture entered into precedent agreements with each of PSNC and Duke. The precedent agreements contemplate an amended project (in lieu of the original project). The amended project would extend approximately 31 miles from the terminus of the MVP in Pittsylvania County, Virginia to planned new delivery points in Rockingham County, North Carolina using 30-inch diameter pipe.
The Company is expected to operate the MVP Southgate pipeline and owned a 47.2% interest in the MVP Southgate project as of December 31, 2023. The amended MVP Southgate is estimated to cost a total of approximately $370 million, excluding AFUDC and certain costs incurred for purposes of the original project. The Company expects to fund its proportionate share through capital contributions made to the MVP Joint Venture. The targeted completion timing for the project is June 2028, with the majority of the capital spend expected to occur in 2027.
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

8.    Share-based Compensation Plans
The Company maintains employee share-based compensation plans for restricted stock, restricted stock units, performance awards, stock options and other equity or cash-based awards as governed by the Equitrans Midstream Corporation 2018 Long-Term Incentive Plan, as amended (the 2018 Plan), which was effective as of November 12, 2018. Non-employee members of the Board receive phantom units in connection with their board service payable in Company common stock upon the director's termination of services from the Board. The 2018 Plan's term is through the 2028 shareholders' meeting and the maximum number of shares of common stock that may be issued and as to which awards may be granted under the 2018 Plan is 38,592,386 shares.
The Company also has remaining obligations pertaining to the settlement of unexercised stock options of former employees and outstanding phantom unit awards to certain directors, which were granted in accordance with an Employee Matters Agreement by and between the Company and EQT entered into on November 12, 2018 in connection with the Separation (Employee Matters Agreement). Pursuant to the Employee Matters Agreement, previously outstanding share-based compensation awards granted under EQT's equity compensation programs prior to the Separation and held by certain executives and employees of the Company and EQT were adjusted to reflect the impact of the Separation on these awards.
Changes in performance and the number of outstanding awards can impact the ultimate number of the Company's performance awards to be settled. Share-based awards to be settled in Equitrans Midstream common stock upon settlement are funded by shares acquired by the Company in the open market or from any other person, stock issued directly by the Company or any combination of the foregoing.
The following table summarizes the components of share-based compensation expense for the years ended December 31, 2023, 2022 and 2021.

	Years Ended December 31,
	2023	2022	2021
	(Thousands)
2023 PSU Program	4,800	—	—
2022 PSU Program	6,077	5,672	—
2021 MVP PSU Program	20,576	—	—
2021 PSU Program	2,083	1,527	5,940
2020 PSU Program	—	(221)	1,297
2019 PSU Program	—	—	984
Restricted stock awards	15,186	7,840	11,268
Other programs, including non-employee director awards	1,416	1,132	1,367
Total share-based compensation expense	$50,138	$15,950	$20,856
The Company capitalizes compensation cost for its share-based compensation awards based on an employee's job function. Capitalized compensation costs for the years ended December 31, 2023, 2022 and 2021 were $5.0 million, $2.0 million and $4.2 million, respectively. The Company recorded $2.9 million, $1.0 million, and $2.0 million for the years ended December 31, 2023, 2022 and 2021, respectively, of tax expense for excess tax benefits related to share-based compensation plans.
Performance Share Unit Programs – Equity & Liability
The Human Capital and Compensation Committee of the Company's Board (referred to herein as the Compensation Committee) adopted the Equitrans Midstream Corporation 2019 Performance Share Unit Program (the 2019 PSU Program), the Equitrans Midstream Corporation 2020 Performance Share Unit Program (the 2020 PSU Program), the Equitrans Midstream Corporation 2021 Performance Share Unit Program (the 2021 PSU Program), the Equitrans Midstream Corporation 2022 Performance Share Unit Program (the 2022 PSU Program) and the Equitrans Midstream Corporation 2023 Performance Share Unit Program (the 2023 PSU Program). The 2019 PSU Program, the 2020 PSU Program, the 2021 PSU Program, the 2022 PSU Program and the 2023 PSU Program (collectively, the PSU Programs) vest in both equity and liability awards.
The Company established the PSU Programs to provide long-term incentive opportunities to key employees to further align their interests with those of the Company's shareholders and with the strategic objectives of the Company. The performance period for each of the awards under the PSU Programs, except for the 2020 PSU Program, is 36 months, with vesting occurring upon payment following the expiration of the performance period, subject to continued service through such vesting date. The awards under the 2020 PSU Program were earned over four separate performance periods as follows: (i) 20% for each of the three calendar years that occurred following the vesting commencement date (i.e., the 2020, 2021 and 2022 calendar years) and (ii) 40% for the cumulative three-year period following the vesting commencement date (i.e., January 1, 2020 through December 31, 2022), with vesting occurring upon payment following the expiration of the cumulative three-year performance period, subject to continued service through such vesting date.
The PSU Program awards granted in 2020, 2021 and 2022 were or will be earned based on the level of Equitrans Midstream total shareholder return (TSR) relative to a predefined peer group. The PSU Program awards granted in 2023 will be earned based upon the level of TSR relative to a predefined peer group, the achievement of certain levels of free cash flow before changes in working capital, and the number of ESG-related projects completed, in each case during the performance period and, in the case of free cash flow before changes in working capital, on an annual basis within such performance period. The Company commences recording compensation cost for the free cash flow before changes in working capital performance condition when the targets have been established for each annual period.
The payout factor for the PSU Programs varies between zero and 200% of the number of outstanding units, each contingent on the applicable performance metrics. The Company recorded the portion of the PSU Programs containing a market condition that are to be settled in stock as equity awards using a grant date fair value determined through a Monte Carlo simulation, which projects the common stock price for the Company and its peers at the ending point of the applicable performance period. The PSU Programs containing a market condition also included awards to be settled in cash and, therefore, were recorded at fair value as of the measurement date determined through a Monte Carlo simulation, which projects the common stock price for the Company and its peers at the ending point of the applicable performance period. The expected share prices were generated using the Company's annual volatility for the expected term and the commensurate three-year or two-year risk-free rates for equity awards and liability awards, respectively. The vesting of units of the PSU Programs occurs upon payment following the expiration of the applicable performance period, subject to continued service through such date, and the satisfaction of the underlying performance or market condition.
The following table summarizes all PSU Programs to be settled in stock and classified as equity awards:

	Non-vested Shares	Weighted Average Fair Value Per Share	Aggregate Fair Value
Outstanding at December 31, 2020	1,300,567	$13.78	$17,925,467
Granted	1,540,230	8.77	13,507,817
Vested	(85,872)	76.53	(6,571,784)
Forfeited	(95,729)	8.45	(808,857)
Outstanding at December 31, 2021	2,659,196	$9.05	$24,052,643
Granted	1,274,910	14.86	18,945,163
Vested	(474,488)	15.03	(7,131,551)
Outstanding at December 31, 2022	3,459,618	$10.37	$35,866,255
Granted	1,523,826	8.04	12,247,293
Vested	(703,583)	5.59	(3,931,628)
Outstanding at December 31, 2023	4,279,861	$10.32	$44,181,920
As of December 31, 2023, $15.6 million of unrecognized compensation cost related to non-vested PSU Programs to be settled in stock was expected to be recognized over a remaining weighted average vesting term of approximately one year.

The following table summarizes all PSU Programs to be settled in cash and classified as liability awards:

	Non-vested Units	Weighted Average Fair Value Per Unit	Aggregate Fair Value
Outstanding at December 31, 2020	712,595	$11.85	$8,441,384
Granted	873,460	8.77	7,660,244
Vested	(87,145)	33.87	(2,951,624)
Forfeited	(27,145)	8.23	(223,349)
Outstanding at December 31, 2021	1,471,765	$8.78	$12,926,655
Granted	717,930	14.86	10,668,440
Vested	(226,135)	14.67	(3,318,009)
Forfeited	(85,758)	10.81	(927,125)
Outstanding at December 31, 2022	1,877,802	$10.30	$19,349,961
Granted	625,009	8.04	5,023,320
Vested	(389,160)	5.59	(2,174,332)
Forfeited	(82,236)	10.69	(878,913)
Outstanding at December 31, 2023	2,031,415	$10.50	$21,320,036

The payout factor of the free cash flow before changes in working capital performance metric covering the first annual period of the 2023 PSU Program was achieved at a performance of 200%, subject to final certification by the Compensation Committee. The total liability recorded for the cash-settled PSU Programs was $6.9 million and $3.9 million as of December 31, 2023 and 2022, respectively.
Fair value is estimated using a Monte Carlo simulation valuation method with the following weighted average assumptions:

	For PSU Programs Issued During the Years Ended December 31,
	2023		2022		2021
Accounting Treatment	Liability (a)	Equity	Liability (a)	Equity	Liability (a)	Equity
Risk-free rate	4.20%	4.48%	4.25%	1.16%	4.65%	0.16%
Dividend yield	N/A	N/A	N/A	N/A	N/A	N/A
Volatility factor	47.7%	57.8%	58.4%	54.0%	58.4%	61.0%
Expected term	2 years	3 years	2 years	3 years	1 year	3 years
(a)Information shown for liability plan valuations is as of the measurement date.
Restricted Stock Awards – Equity
A summary of restricted stock equity award activity during the years ended December 31, 2023, 2022 and 2021 is presented below.

	Non-vested Shares	Weighted Average Fair Value Per Share	Aggregate Fair Value
Outstanding at January 1, 2021	841,068	$17.08	$14,366,346
Granted	660,250	8.04	5,308,410
Vested	(58,185)	44.20	(2,572,026)
Forfeited	(49,732)	11.17	(555,522)
Outstanding at December 31, 2021	1,393,401	$11.88	$16,547,208
Granted	546,520	10.34	5,651,017
Vested	(293,281)	17.81	(5,223,311)
Outstanding at December 31, 2022	1,646,640	$10.31	$16,974,914
Granted	1,646,000	6.23	10,254,580
Vested	(870,970)	10.89	(9,481,533)
Outstanding at December 31, 2023	2,421,670	$7.33	$17,747,961

The restricted stock equity grants generally become fully vested at the end of the service period commencing with the vesting commencement date, assuming continued service through such date. As of December 31, 2023, $9.1 million of unrecognized compensation cost related to non-vested restricted stock awards was expected to be recognized over a remaining weighted average vesting term of approximately 1.6 years.
Restricted Stock Unit Awards – Liability
A summary of restricted stock unit liability award activity during the years ended December 31, 2023, 2022 and 2021 is presented below.

	Non-vested Units	Weighted Average Fair Value Per Unit	Aggregate Fair Value
Outstanding at January 1, 2021	877,596	$15.46	$13,565,895
Granted	430,800	8.06	3,472,652
Vested	(190,036)	20.76	(3,944,942)
Forfeited	(38,656)	10.73	(414,837)
Outstanding at December 31, 2021	1,079,704	$11.74	$12,678,768
Granted	380,250	9.77	3,716,834
Vested	(267,642)	16.82	(4,502,803)
Forfeited	(45,043)	10.00	(450,504)
Outstanding at December 31, 2022	1,147,269	$9.97	$11,442,295
Granted	1,136,000	6.25	7,102,647
Vested	(403,261)	11.98	(4,832,392)
Forfeited	(79,118)	7.26	(574,614)
Outstanding at December 31, 2023	1,800,890	$7.30	$13,137,936
The restricted stock unit grants generally become fully vested at the end of the service period commencing with the vesting commencement date, assuming continued service through such date. The total liability recorded for these restricted stock units was $10.9 million and $6.5 million as of December 31, 2023 and 2022, respectively.
MVP PSU Program
In December 2021, at the recommendation of the Compensation Committee and approval of the Board, the Company granted a special, one-time, performance award program designed to reward all employees should the Company’s most complex and strategically significant project, the MVP project, be placed in-service (the MVP PSU Program). The Company granted 1,450,110 shares to all participants in the 2018 Plan as of November 1, 2021 (LTIP Participants), except the Company’s named executive officers (NEOs) and certain other senior leaders (collectively, the Senior Executives), and 1,158,030 shares to the Senior Executives. The MVP PSU Program awards were granted on December 6, 2021 and will be paid in Company common stock, contingent on the MVP Joint Venture being authorized by the FERC to commence service on the MVP (such authorization, the In-Service Date) on or before a specified expiration date of January 1, 2024 (the Expiration Date, the now inapplicability of which is discussed below), subject to continued service through the applicable payment date:
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

The achievement of the MVP Joint Venture being authorized by the FERC to commence service on the MVP on or before the Expiration Date represented a performance condition as defined by ASC 718, Share-based Compensation, that should be assessed at the end of each reporting period as to whether the performance condition is probable of being achieved. Due to the graded vesting of the MVP PSU Program awards to the Senior Executives, the Company recognizes compensation cost over the requisite service period for each separately vested tranche of the award as though each award was, in substance, its own award. In June 2023, the performance condition associated with the MVP PSU Program awards was deemed to be probable. During the year ended December 31, 2023, the Company recognized compensation cost of approximately $20.6 million that includes the impact of a cumulative catch-up to reflect the requisite service period of each award that has been provided to date. As of December 31, 2023, there was approximately $3.6 million of unrecognized compensation cost related to non-vested MVP PSU Program awards that is expected to be recognized over a remaining weighted average vesting term of approximately 0.6 years.
In connection with considering the Company’s ongoing efforts to complete the MVP project, the Board took note of the significant legal and regulatory obstacles that delayed progress on the MVP project that were outside of the control of the Company, particularly since the inception of the MVP PSU Program, the efforts undertaken by many of the Company’s employees, including the NEOs, to overcome these obstacles, and ongoing risks. The Board also was focused on and sought to promote the Company's top priority of completing the MVP project safely and in compliance with applicable environmental standards. Taking into account these factors, the proximity of the Expiration Date, and noting the potential that the Expiration Date could distract from, or be cited by project opponents as a distraction from, a focus on safety and environmental compliance, the Board, on July 26, 2023, with the recommendation of the Compensation Committee, approved an amendment to the MVP PSU Program to eliminate the Expiration Date as a term of the MVP PSU Program and all award agreements thereunder (the MVP PSU Amendment).
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
The following table provides detailed information on the MVP PSU Program as of December 31, 2023:

MVP PSU Program	Non-vested Shares	Grant Date Fair Value (a)	Fair Value (Thousands)	Requisite Service Period	Unrecognized Compensation Cost (Thousands)
LTIP Participants	1,362,243	$9.59	$13,064	28 months	$883
Senior Executives T1	579,015	$9.59	5,553	28 months	381
Senior Executives T2	289,511	$9.59	2,776	40 months	948
Senior Executives T3	289,504	$9.59	2,776	52 months	1,382
(a)    Determined based upon the closing price of the Company's common stock on the day before the grant date.
Non-Qualified Stock Options
In connection with the Separation, the Company assumed stock options related to EQT share-based compensation awards. Stock options outstanding and exercisable expire between 2024 and 2028 and there are no unrecognized compensation costs remaining related to these options. A summary of stock option activity during the years ended December 31, 2023, 2022 and 2021 is presented below.

Options
Outstanding at January 1, 2021	464,876
Expired	—
Outstanding at December 31, 2021	464,876
Expired	(94,132)
Outstanding at December 31, 2022	370,744
Expired	(83,207)
Outstanding at December 31, 2023	287,537

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
A summary of phantom units' activity for the years ended December 31, 2023, 2022 and 2021 is presented below.

	Equitrans Midstream phantom units
	Units	Weighted Average Fair Value Per Share	Aggregate Fair Value
Outstanding at January 1, 2021	318,605	$16.43	$5,234,709
Granted	177,156	8.16	1,445,036
Distributions	(16,957)	20.29	(343,982)
Dividends	33,636	8.88	298,813
Outstanding at December 31, 2021	512,440	$12.95	$6,634,576
Granted	141,778	10.03	1,422,140
Distributions	(104,603)	14.75	(1,542,823)
Dividends	37,533	7.86	294,990
Outstanding at December 31, 2022	587,148	$11.60	$6,808,883
Granted	265,115	5.17	1,371,610
Distributions	(78,840)	7.56	(595,686)
Dividends	63,591	7.30	464,084
Outstanding at December 31, 2023	837,014	$9.62	$8,048,891
2024 Awards
Effective in February 2024, the Compensation Committee adopted the Equitrans Midstream Corporation 2024 Performance Share Unit Program (2024 PSU Program) under the 2018 Plan. The 2024 PSU Program was established to align the interests of key employees with the interests of shareholders and the strategic objectives of the Company. Awards under the 2024 PSU Program, consisting of both equity and liability awards, are expected to be granted in the first quarter of 2024.
The vesting of the units under the 2024 PSU Program will occur upon payment after the expiration of the performance period, which is January 1, 2024 to December 31, 2026, assuming continued employment with the Company. The payout will vary between zero and 200% of the number of outstanding units contingent upon the level of total shareholder return relative to a predefined peer group, the achievement of certain levels of free cash flow before changes in working capital and planning and executing on certain methane emissions mitigation projects, in each case during the performance period and, in the case of free cash flow before changes in working capital, on an annual basis within such performance period.
The Company also expects to grant restricted stock equity and restricted stock unit liability awards in the first quarter of 2024. The restricted stock equity awards and restricted stock unit liability awards will be fully vested January 1, 2027, assuming continued employment with the Company.
Employee Savings Plan
For the years ended December 31, 2023, 2022 and 2021, the Company recognized expense related to its defined contribution plan of $8.2 million, $8.0 million and $7.6 million, respectively.

9.    Debt
The following table presents the Company's and its consolidated subsidiaries' outstanding debt as of December 31, 2023 and 2022.

	December 31, 2023			December 31, 2022
	Principal	Carrying Value(a)	Fair Value(b)	Principal	Carrying Value(a)	Fair Value(b)
	(Thousands)
Amended EQM Credit Facility	$915,000	$915,000	$915,000	$240,000	$240,000	$240,000
2021 Eureka Credit Facility	315,000	315,000	315,000	295,000	295,000	295,000
Total credit facility borrowings	$1,230,000	$1,230,000	$1,230,000	$535,000	$535,000	$535,000

EQM 4.75% Senior Notes due 2023 (c)	—	—	—	98,941	98,830	97,086
EQM 4.00% Senior Notes due 2024	300,000	299,731	297,150	300,000	299,270	288,291
EQM 6.00% Senior Notes due 2025	400,000	398,203	399,816	400,000	397,005	386,000
EQM 4.125% Senior Notes due 2026	500,000	497,518	482,940	500,000	496,667	444,700
EQM 6.50% Senior Notes due 2027	900,000	893,324	916,407	900,000	891,417	860,175
EQM 7.50% Senior Notes due 2027	500,000	494,686	515,200	500,000	493,130	489,630
EQM 5.50% Senior Notes due 2028	850,000	844,893	842,206	850,000	843,775	760,036
EQM 4.50% Senior Notes due 2029	800,000	793,506	755,784	800,000	792,217	671,936
EQM 7.50% Senior Notes due 2030	500,000	493,770	537,510	500,000	492,799	481,760
EQM 4.75% Senior Notes due 2031	1,100,000	1,090,261	1,023,715	1,100,000	1,088,877	899,250
EQM 6.50% Senior Notes due 2048	550,000	540,548	563,580	550,000	540,163	412,198
Total debt	6,400,000	6,346,440	6,334,308	6,498,941	6,434,150	5,791,062
Less current portion of long-term debt	300,000	299,731	297,150	98,941	98,830	97,086
Total long-term debt	$6,100,000	$6,046,709	$6,037,158	$6,400,000	$6,335,320	$5,693,976
(a)Carrying values of the senior notes represent principal amount less unamortized debt issuance costs and debt discounts.
(b)See Note 10 for a discussion of fair value measurements.
(c)See "2023 Senior Notes Redemption" below for discussion of the redemption of the then-outstanding 2023 Notes (defined herein).
As of December 31, 2023, the combined aggregate amounts of maturities for long-term debt, including the current portion thereof, were as follows: $0.3 billion in 2024, $0.4 billion in 2025, $0.5 billion in 2026, $1.4 billion in 2027, $0.85 billion in 2028 and $2.95 billion in 2029 and thereafter.
EQM Revolving Credit Facility. On October 6, 2023 (the Fourth Amendment Date), EQM entered into an amendment (the Fourth Amendment) to the Third Amended and Restated Credit Agreement, dated as of October 31, 2018 (as amended, supplemented or otherwise modified, the Amended EQM Credit Facility), among EQM, as borrower, Wells Fargo Bank, National Association, as the administrative agent, swing line lender and an L/C issuer, the lenders party thereto from time to time and any other persons party thereto from time to time. The Fourth Amendment extended the stated maturity date of the Amended EQM Credit Facility with such extension only applicable for the lenders approving the Fourth Amendment, from April 30, 2025 to April 30, 2026. After giving effect to such extension contemplated by the Fourth Amendment, EQM had or, as applicable, has aggregate commitments available under the Amended EQM Credit Facility of approximately $2.16 billion before October 31, 2023, approximately $1.55 billion in aggregate commitments available on and after October 31, 2023 and prior to April 30, 2025, and approximately $1.45 billion in aggregate commitments available on and after April 30, 2025 and prior to April 30, 2026.
As of December 31, 2023, the Company had aggregate commitments available under the Amended EQM Credit Facility of approximately $1.55 billion. As of December 31, 2023, EQM had $915 million of borrowings and approximately $105.8 million of letters of credit outstanding under the Amended EQM Credit Facility. The amount EQM is able to borrow under the Amended EQM Credit Facility is bounded by a maximum Consolidated Leverage Ratio (as defined in the Amended EQM Credit Facility), and as of October 1, 2023 (the MVP Mobilization Effective Date), such maximum Consolidated Leverage Ratio permitted with respect to the fiscal quarter ending December 31, 2023 and the end of each of EQM's three consecutive fiscal quarters thereafter was 5.85 to 1.00, with the then-applicable ratio being tested as of the end of the applicable fiscal quarter. As of December 31, 2023, EQM had the ability to borrow approximately $0.4 billion under the Amended EQM Credit Facility. As of December 31, 2022, EQM had $240 million of borrowings and approximately $234.9 million of letters of credit outstanding under the Amended EQM Credit Facility. For the avoidance of doubt, any reference to the Amended EQM Credit Facility as of any particular date shall mean the Amended EQM Credit Facility as in effect on such date.
See Note 15 for discussion of the Fifth Amendment to the Amended EQM Credit Facility.
During the years ended December 31, 2023, 2022 and 2021, the maximum outstanding borrowings were $915 million, $315 million and $525 million, respectively, the average daily balances were approximately $354 million, $193 million and $395 million, respectively, and the weighted average annual interest rates were approximately 8.1%, 4.5% and 2.6%, respectively. For the years ended December 31, 2023, 2022 and 2021, commitment fees of $7.6 million, $8.4 million and $7.4 million, respectively, were paid to maintain credit availability under the Amended EQM Credit Facility. As of December 31, 2023 and 2022, no term loans were outstanding under the Amended EQM Credit Facility.
Eureka Credit Facilities. On May 13, 2021, Eureka Midstream, LLC (Eureka), a wholly owned subsidiary of Eureka Midstream, repaid all outstanding principal borrowings plus accrued and unpaid interest under and terminated its credit facility with ABN AMRO Capital USA LLC, as administrative agent, the lenders party thereto from time to time and any other persons party thereto from time to time (the Former Eureka Credit Facility). In conjunction with the termination of, and to fund the repayment of all outstanding amounts under the Former Eureka Credit Facility, on May 13, 2021, Eureka entered into a $400 million senior secured revolving credit facility with Sumitomo Mitsui Banking Corporation, as administrative agent, the lenders party thereto from time to time and any other persons party thereto from time to time (the 2021 Eureka Credit Facility). On March 29, 2023, Eureka entered into an amendment (the First Eureka Amendment) to the 2021 Eureka Credit Facility that replaced the London Interbank Offered Rate with the Secured Overnight Financing Rate as the benchmark rate for borrowings, including a credit spread adjustment of 0.10% for all applicable interest periods, as well as for daily swing line borrowings. On October 5, 2023, Eureka entered into an amendment (the Second Eureka Amendment) to the 2021 Eureka Credit Facility that extended the stated maturity date of the 2021 Eureka Credit Facility, with such extension only applicable for the lenders approving the Second Eureka Amendment, from November 13, 2024 to November 13, 2025. Any reference to the 2021 Eureka Credit Facility as of any particular date shall mean the 2021 Eureka Credit Facility as in effect on such date.
As of December 31, 2023 and 2022, Eureka had $315 million and $295 million, respectively, of borrowings outstanding under the 2021 Eureka Credit Facility. During the years ended December 31, 2023 and 2022, the maximum amount of outstanding borrowings under the 2021 Eureka Credit Facility at any time was approximately $315 million and $295 million, the average daily balance was approximately $310 million and $281 million, and Eureka incurred interest at a weighted average annual interest rate of approximately 7.8% and 4.4%, respectively. For the years ended December 31, 2023 and 2022, commitment fees of $0.4 million and $0.5 million were paid to maintain credit availability under the 2021 Eureka Credit Facility, respectively. During the year ended December 31, 2021, the maximum amount of outstanding borrowings under the Former Eureka Credit Facility and the 2021 Eureka Credit Facility at any time was approximately $315 million, the average daily balance was approximately $301 million and Eureka incurred interest at a weighted average annual interest rate of approximately 2.5%. For the year ended December 31, 2021, commitment fees of $0.5 million were paid to maintain credit availability under the Former Eureka Credit Facility and the 2021 Eureka Credit Facility.
2023 Senior Notes Redemption. On June 21, 2023 (the Redemption Date), EQM redeemed in full its then-outstanding 4.75% Senior Notes due 2023 (the 2023 Notes) in the aggregate principal amount of $98.9 million, pursuant the Indenture, dated as of August 1, 2014, by and between EQM, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. (BNYMTC), as trustee, as supplemented by that certain Third Supplemental Indenture, dated as of June 25, 2018, by and between the EQM and BNYMTC, at a redemption price equal to 100% of the principal amount of the 2023 Notes, plus accrued and unpaid interest to, but not including, the Redemption Date. Upon the redemption by EQM of the 2023 Notes, the Third Supplemental Indenture was discharged and ceased to be of further effect except as to rights thereunder. EQM utilized cash on hand to effect the redemption on the Redemption Date.
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
EQM used the net proceeds from the offering of the 2022 Senior Notes and cash on hand to purchase (i) an aggregate principal amount of approximately $501.1 million of its outstanding 2023 Notes pursuant to a tender offer for any and all of the outstanding 2023 Notes (the Any and All Tender Offer) and an open market purchase following the expiration of the Any and All Tender Offer, and (ii) an aggregate principal amount of $300 million of its outstanding 6.00% notes due 2025 (2025 Notes), and an aggregate principal amount of $200 million of its outstanding 4.00% notes due 2024 (2024 Notes), pursuant to tender offers (the Maximum Tender Offers, together with the Any and All Tender Offer, the 2022 Tender Offers) for the 2025 Notes and 2024 Notes, which such Maximum Tender Offers reflected a maximum aggregate principal amount of 2025 Notes and 2024 Notes to be purchased of $500 million (such amount, the Aggregate Maximum Principal Amount).
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
2021 Senior Notes. During the first quarter of 2021, EQM issued, in a private offering, $800 million aggregate principal amount of new 4.50% senior notes due 2029 (the 2029 Notes) and $1,100 million aggregate principal amount of new 4.75% senior notes due 2031 (the 2031 Notes and, together with the 2029 Notes, the 2021 Senior Notes) and received net proceeds from the offering of approximately $1,876.5 million (excluding costs related to the 2021 Tender Offers discussed below), inclusive of a discount of $19 million and debt issuance costs of $4.5 million. EQM used the net proceeds from the offering of the 2021 Senior Notes and cash on hand to repay all outstanding borrowings under the term loan agreement EQM entered into in August 2019 (as amended, the Amended 2019 EQM Term Loan Agreement), to purchase an aggregate principal amount of $500 million of its outstanding 2023 Notes pursuant to tender offers for certain of EQM's outstanding indebtedness (such tender offers, the 2021 Tender Offers), and for general partnership purposes.
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

As of December 31, 2023, EQM and Eureka were in compliance with all debt provisions and covenants.
10.    Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis. The Company records derivative instruments at fair value on a gross basis in its consolidated balance sheets. The EQT Global GGA provides for potential cash bonus payments payable by EQT to the Company during the period beginning on the first day of the calendar quarter in which the MVP full in-service date occurs through the calendar quarter ending December 31, 2024 (the Henry Hub cash bonus payment provision). The potential cash bonus payments are conditioned upon the quarterly average of certain Henry Hub natural gas prices exceeding certain price thresholds. The Henry Hub cash bonus payment provision is accounted for as a derivative instrument and recorded at its estimated fair value using a Monte Carlo simulation model. Significant inputs used in the fair value measurement include NYMEX Henry Hub natural gas futures prices as of the date of valuation, probability-weighted assumptions regarding MVP project completion, risk-free interest rates based on U.S. Treasury rates, expected volatility of NYMEX Henry Hub natural gas futures prices and an estimated credit spread of EQT. The probability-weighted assumptions regarding MVP project completion, utilizing internally developed methodologies, and the expected volatility of NYMEX Henry Hub natural gas futures prices used in the valuation methodology represent significant unobservable inputs causing the Henry Hub cash bonus payment provision to be designated as a Level 3 fair value measurement. An expected average volatility of approximately 47.5% was utilized in the valuation model, which is based on market-quoted volatilities of relevant NYMEX Henry Hub natural gas forward prices.
As of December 31, 2023, the fair value of the Henry Hub cash bonus payment provision was $24.5 million, which was recorded in other current assets on the Company's consolidated balance sheets. As of December 31, 2022, the fair value of the Henry Hub cash bonus payment provision was $23.0 million, which was recorded in other assets on the Company's consolidated balance sheets. During the years ended December 31, 2023, 2022 and 2021, the Company recognized a gain of $1.5 million, a gain of $9.6 million and a loss of $47.8 million, respectively, representing the change in estimated fair value of the derivative instrument during the respective periods and these amounts are recorded in other income (expense), net, in the Company's statements of consolidated comprehensive income.
Other Financial Instruments. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short maturity of the instruments. The carrying values of borrowings under the Amended EQM Credit Facility, the Former Eureka Credit Facility (prior to its termination) and the 2021 Eureka Credit Facility approximate fair value as the interest rates are based on prevailing market rates. As EQM's borrowings under its senior notes are not actively traded, their fair values are estimated using an income approach model that applies a discount rate based on prevailing market rates for debt with similar remaining time-to-maturity and credit risk; as such, their fair values are Level 2 fair value measurements. See Note 9 for further information on the fair value of the Company’s outstanding debt. The fair value of the Preferred Interest is a Level 3 fair value measurement and is estimated using an income approach model that applies a market-based discount rate. As of December 31, 2023 and 2022, the estimated fair values of the Preferred Interest were approximately $90.7 million and $95.2 million, respectively, and the carrying values of the Preferred Interest were approximately $88.5 million and $94.3 million, respectively.
11.    Earnings (Loss) Per Share
For the years ended December 31, 2023, 2022 and 2021, the Company excluded 30,278 (in thousands), 30,835 (in thousands), and 30,556 (in thousands), respectively, of weighted average anti-dilutive securities related to the Equitrans Midstream Preferred Shares and stock-based compensation awards from the computation of diluted weighted average common shares.
The Company grants Equitrans Midstream phantom units to certain non-employee directors that will be paid in Equitrans Midstream common stock upon the director's termination of service on the Board. As there are no remaining service, performance or market conditions related to these awards, 750, 595 and 498 (in thousands) Equitrans Midstream phantom units were included in the computation of basic and diluted weighted average common shares outstanding for the years ended December 31, 2023, 2022 and 2021, respectively. See Note 8 for information on Equitrans Midstream phantom units.

12.     Income Taxes
The following table summarizes income tax (benefit) expense for the years ended December 31, 2023, 2022 and 2021.

	Years Ended December 31,
	2023	2022	2021
	(Thousands)
Current income tax expense:
Federal	$4,323	$—	$—
State	14,915	972	4,853
Total current income tax expense	19,238	972	4,853
Deferred income tax expense (benefit):
Federal	(15,403)	(5,391)	(273,512)
State	(22,658)	10,863	(74,694)
Total deferred income tax (benefit) expense	(38,061)	5,472	(348,206)
Total income tax (benefit) expense	$(18,823)	$6,444	$(343,353)
The following table summarizes differences between income tax expense (benefit) and amounts computed at the applicable federal statutory rate on pre-tax income for the years ended December 31, 2023, 2022 and 2021.

	Years Ended December 31,
	2023	2022	2021
	(Thousands)
Income tax expense (benefit) at statutory rate	$91,546	$(52,646)	$(365,535)
Valuation allowances	(99,802)	49,799	106,886
State income tax expense (benefit)	17,738	9,440	(81,573)
Noncontrolling interest share of earnings	(2,000)	(2,563)	(3,051)
AFUDC - equity	(25,575)	11	(2,595)
Unrecognized tax benefit - statute of limitations lapse	(7,426)	—	—
Other	6,696	2,403	2,515
Income tax (benefit) expense	$(18,823)	$6,444	$(343,353)
Effective tax rate	(4.3)%	(2.6)%	19.7%
For the year ended December 31, 2023, the effective tax rate was lower than the federal and state statutory rates primarily due to the impact of changes in the valuation allowance that limit tax benefits for the Company's federal and state deferred tax assets and the impact of projected AFUDC - equity from the MVP project. For the year ended December 31, 2023, the effective tax rate was lower than the year ended December 31, 2022, primarily due to the impact of projected AFUDC - equity from the MVP project and the impact of changes in the valuation allowance, partially offset by higher state tax expense caused by the effects of a difference between the current and deferred applicable rates.
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
The following table summarizes the components of net deferred tax (liabilities) assets.

	December 31,
	2023	2022
	(Thousands)
Deferred income tax assets:
Investment in partnerships	$—	$65,896
Section 163(j) interest limitation	45,822	36,523
Net operating loss carryforwards	36,668	71,639
Other	2,557	—
Total deferred tax assets	85,047	174,058
Valuation allowance	(56,883)	(156,685)
Net deferred tax asset	28,164	17,373
Deferred income tax liabilities:
Investment in partnerships	(18,716)	—
Deferred revenue	(14,166)	(15,143)
Other	—	(2,230)
Total deferred income tax liabilities	(32,882)	(17,373)

Net deferred income tax liability	$(4,718)	$—
During the year ended December 31, 2023, the change in the Company's investment in partnerships was primarily impacted by tax depreciation in excess of book depreciation and certain state tax items, partially offset by the impacts of capitalized interest and deferred revenue. The change in certain state tax items had a corresponding reduction to common stock, no par value of $37.5 million.
The following table provides details related to our net operating losses (NOL) and valuation allowances as of:

		December 31,
	Expiration Period	2023	2022
		(Thousands)
NOL carryforwards
U.S. federal net operating losses	Indefinite	$35,161	$61,710
Pennsylvania net operating losses	2040 - 2042	—	6,792
Other state net operating losses	Indefinite	1,507	3,137
Total NOL carryforwards		36,668	71,639

Valuation allowance on NOL carryforwards
Federal		$(18,061)	$(61,710)
State		(1,150)	(9,929)
Total valuation allowance on NOL carryforwards		(19,211)	(71,639)
For the years ended December 31, 2023 and 2022, the Company had a valuation allowance related to federal and state interest disallowances under Internal Revenue Code (Code) Section 163(j) of $36.5 million in each case. The Company also had a valuation allowance related to certain investment in partnership deferred tax assets, net of offsetting deferred tax liability, for the years ended December 31, 2023 and 2022, of $1.2 million and $48.5 million, respectively.
For the year ended December 31, 2023, the Company believes that it is more likely than not that the benefit from a portion of its federal and state NOL carryforwards, deferred tax assets related to interest disallowance under Code Section 163(j), and certain state deferred tax assets, net of offsetting deferred tax liabilities, will not be realized and accordingly, the Company maintains related valuation allowances. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not (greater than 50%) that a tax benefit will not be realized. In evaluating the need for a valuation allowance, management considers available evidence, both positive and negative, including potential sources of taxable income, income available in carry-back periods, future reversals of taxable temporary differences, projections of taxable income and income from tax planning strategies. Positive evidence includes reversing temporary differences and projection of future profitability within the carry-forward period, including from tax planning strategies. Negative evidence includes historical pre-tax book losses. A review of positive and negative evidence regarding these tax benefits resulted in the conclusion that valuation allowances on a portion of the Company’s federal and state NOL carryforwards and reversals of the investment in partnership deferred tax asset, net of offsetting deferred tax liabilities, were warranted as it was more likely than not that these assets will not be realized. Any determination to change the valuation allowance would impact the Company's income tax expense in the period in which such a determination is made.
The following table summarizes the difference in the valuation allowance for the years ended December 31, 2023, 2022 and 2021:

	Additions
	Beginning Balance	Credited to Costs and Expenses	Ending Balance
	(Thousands)
2023
Deferred tax asset valuation allowance (a)	$156,685	$(99,802)	$56,883
2022
Deferred tax asset valuation allowance (a)	$106,886	$49,799	$156,685
2021
Deferred tax asset valuation allowance (a)	$—	$106,886	$106,886

(a) Deducted from related assets.
The following table sets forth the reconciliation of gross unrecognized tax benefits and summarizes specific line items as of:

December 31,
2023
(Thousands)
Beginning balance, January 1	$—
Additions for tax positions taken in current year	17,465
Additions for tax positions taken in prior year	55,612
Lapse in statute of limitations	(7,782)
Ending balance, December 31	$65,295

If recognized, affects the effective tax rate (including valuation allowances)	$31,378
Recorded as an offset to related deferred tax assets and liabilities in Consolidated Balance Sheets	$32,557
There were no gross unrecognized tax benefits during the years ended December 31, 2022 and 2021.
During the year ended December 31, 2023, the Company recorded unrecognized tax benefits related to the deductibility of capitalized interest and certain state tax items. As of December 31, 2023, it is reasonably possible that the amount of unrecognized tax benefits will decrease by approximately $3.6 million within the next twelve months due to the expiration of statutes of limitation and is anticipated to impact the effective tax rate before considering the impact of valuation allowances.
The Company recorded interest and penalties associated with unrecognized tax benefits of approximately $1.7 million for the year ended December 31, 2023. The Company did not recognize interest and penalties related to unrecognized tax benefits for the years ended December 31, 2022 and 2021.

The Company is not subject to federal or state income tax examination by tax authorities for years before 2020.
13.     Concentrations of Credit Risk
The Company is exposed to the credit risk of its customers, including EQT, its largest customer, other producers, natural gas marketers, distribution companies and other end users. For the years ended December 31, 2023, 2022 and 2021, EQT accounted for approximately 61%, 61% and 59%, respectively, of the Company's total revenues across all of the Company's operating segments. As of December 31, 2023, EQT's public debt had investment grade credit ratings from S&P, Fitch and Moody's.
As of December 31, 2023 and 2022, EQT accounted for approximately 69% and 72%, respectively, of the Company's accounts receivable balances, while various other natural gas marketers and producers accounted for the majority of the remaining accounts receivable balances. To manage the credit risk related to transactions with marketers, the Company engages with only those that meet specified criteria for credit and liquidity strength and actively monitors accounts with marketers. In connection with its assessment of marketer credit and liquidity strength, the Company may request a letter of credit, guarantee, performance bond or other credit enhancement. The Company did not experience significant defaults on accounts receivable during the years ended December 31, 2023, 2022 and 2021.
14.     Commitments and Contingencies
From time to time, various legal and regulatory claims, investigations and proceedings are pending or threatened against the Company and its subsidiaries. While to the extent applicable the amounts claimed may be substantial, the Company is unable to predict with certainty the ultimate outcome of such claims, investigations and proceedings. The Company accrues legal and other direct costs related to loss contingencies when incurred. The Company establishes reserves whenever it believes a reserve is appropriate for pending matters. Furthermore, after consultation with counsel and considering the availability, if any, of insurance, the Company believes, although no assurance can be given, that the ultimate outcome of any matter currently pending against it or any of its consolidated subsidiaries as of the filing of this Annual Report on Form 10-K will not materially adversely affect its business, financial condition, results of operations, liquidity or ability to pay dividends to its shareholders.
The Company has established a regulatory reserve in connection with the Rager Mountain natural gas storage field incident, which is included in regulatory and other long-term liabilities in the consolidated balance sheets as of December 31, 2023 and 2022. The ultimate regulatory costs and expenses as a result of the Rager Mountain natural gas storage field incident, may exceed such reserve and, if significant individually or in the aggregate, could have a material adverse effect on the Company's business, financial condition, results of operations, liquidity or ability to pay dividends to the Company's shareholders.
The Company is subject to federal, state and local environmental laws and regulations. These laws and regulations, which are constantly changing, can require expenditures for remediation and, in certain instances, have resulted and can result in assessment of fines. The Company has established procedures for the ongoing evaluation of its operations to seek to identify potential environmental exposures and to promote compliance with regulatory requirements. The estimated costs associated with identified situations requiring remedial action are accrued; however, when recoverable through future regulated rates, certain of these costs are deferred as regulatory assets. Through December 31, 2023, ongoing expenditures for compliance with environmental laws and regulations, including investments in facilities to meet environmental requirements, have not been material. Based on applicable environmental laws and regulations, management believes that required expenditures in respect thereof will not have a material adverse effect on the Company's business, financial condition, results of operations, liquidity or ability to pay dividends to the Company's shareholders (however, the Company cautions that the ultimate expenditures related to or arising out of the Rager Mountain incident may affect the nature and magnitude of future expenditures, and such expenditures and the ultimate impact of the Rager Mountain incident are not yet known). Nonetheless, the trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and it is generally expected that such trend will likely increase in the future. Thus, compliance with environmental laws and regulations in the future could result in significant costs and could have a material adverse effect on the Company's business, financial condition, results of operations, liquidity or ability to pay dividends to the Company's shareholders.
Purchase obligations represent agreements to purchase goods or services that are enforceable, legally binding and specify all significant terms, including the approximate timing of the transaction. As of December 31, 2023, the Company had approximately $5.2 million of purchase obligations, which included commitments for capital expenditures, operating expenses and service contracts.
For information related to operating lease rental payments for office locations and compressors, see Note 5.
See Note 7 for discussion of the letters of credit to support MVP Holdco's performance assurances to the MVP Joint Venture.

15.     Subsequent Events

Fifth Amendment to EQM Revolving Credit Facility. On February 15, 2024 (the Fifth Amendment Date), EQM entered into an amendment (the Fifth Amendment) to the Amended EQM Credit Facility. The Fifth Amendment, among other things, amended the financial covenant, such that the Consolidated Leverage Ratio (as defined in the Amended EQM Credit Facility) (i) as of March 31, 2024, cannot exceed 6.00 to 1.00, (ii) as of June 30, 2024, cannot exceed 6.25 to 1.00, (iii) as of September 30, 2024, cannot exceed 5.85 to 1.00 and (iv) as of the end of each fiscal quarter thereafter, cannot exceed 5.50 to 1.00.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
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
Changes in Internal Control over Financial Reporting. There were no changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
The management of the Company assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2023.
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
Item 9B.    Other Information
During the three months ended December 31, 2023, no director or officer of the Company subject to Section 16 of the Exchange Act adopted, terminated or modified a ‘Rule 10b5-1 trading arrangement’ or ‘non-Rule 10b5-1 trading arrangement,’ as each term is defined in Item 408(a) of Regulation S-K.

Item 1.01. Entry Into a Material Definitive Agreement.

Fifth Amendment to Revolving Credit Agreement
On the Fifth Amendment Date, EQM, a wholly owned subsidiary of the Company, entered into the Fifth Amendment to the Amended EQM Credit Facility. The Fifth Amendment, among other things, amended the financial covenant, such that the Consolidated Leverage Ratio (as defined in the Amended EQM Credit Facility) (i) as of March 31, 2024, cannot exceed 6.00 to 1.00, (ii) as of June 30, 2024, cannot exceed 6.25 to 1.00, (iii) as of September 30, 2024, cannot exceed 5.85 to 1.00 and (iv) as of the end of each fiscal quarter thereafter, cannot exceed 5.50 to 1.00.
The Fifth Amendment is attached as Exhibit 10.1(f) to this Annual Report on Form 10-K and incorporated into this Item 1.01 by reference. The foregoing summary has been included to provide investors and security holders with information regarding certain of the terms of the Fifth Amendment and is qualified in its entirety by the terms and conditions of the Fifth Amendment and the Amended EQM Credit Facility. It is not intended to provide any other factual information about the Company or its subsidiaries and affiliates, including EQM.

Relationships.

Certain of the lenders under the Amended EQM Credit Facility and their respective affiliates have, from time to time, performed, and may in the future perform, various financial advisory, commercial and/or investment banking services for the Company and/or its affiliates, for which they have received or may receive customary fees and expenses. Certain affiliates of such lenders have acted, and may in the future act, as underwriters, agents, arrangers or lenders, as applicable, in respect of certain of the Company’s and/or its subsidiaries’ and/or affiliates’ debt or equity issuances or credit facilities.

Item 2.03. Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

The information set forth under Item 1.01 above is incorporated into this Item 2.03 by reference.

Item 9.01. Financial Statements and Exhibits.
(d) Exhibits

Exhibit No.	Description
10.1(f)	Fifth Amendment to Third Amended and Restated Credit Agreement, dated as of February 15, 2024, by and among EQM Midstream Partners, LP, the lender parties thereto and Wells Fargo Bank, National Association, as administrative agent.
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
The Company has adopted insider trading policies and procedures governing the purchase, sale and/or other disposition of the Company's securities by directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards.
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
Item 14.        Principal Accounting Fees and Services
The information required by Item 14 is incorporated by reference from the information under the caption "ITEM NO. 5 - RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM" in the Proxy Statement.

PART IV
Item 15.        Exhibits and Financial Statement Schedules
(a)        Documents filed as part of this report

1	Financial Statements	Page Reference
	Statements of Consolidated Comprehensive Income for the Years Ended December 31, 2023, 2022 and 2021	92
	Statements of Consolidated Cash Flows for the Years Ended December 31, 2023, 2022 and 2021	93
	Consolidated Balance Sheets as of December 31, 2023 and 2022	94
	Statements of Consolidated Shareholders' Equity and Mezzanine Equity for the Years Ended December 31, 2023, 2022 and 2021	95
	Notes to Consolidated Financial Statements	96

2	Financial Statement Schedules
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

Exhibit No.	Document Description	Method of Filing
2.1	Separation and Distribution Agreement, dated as of November 12, 2018, by and among EQT Corporation, Equitrans Midstream Corporation and, solely for certain limited purposes therein, EQT Production Company.	Incorporated herein by reference to Exhibit 2.1 to Form 8-K (#001-38629) filed on November 13, 2018.
2.2	Tax Matters Agreement, dated as of November 12, 2018, by and between EQT Corporation and Equitrans Midstream Corporation.	Incorporated herein by reference to Exhibit 2.3 to Form 8-K (#001-38629) filed on November 13, 2018.
2.3	Employee Matters Agreement, dated as of November 12, 2018, by and between EQT Corporation and Equitrans Midstream Corporation.	Incorporated herein by reference to Exhibit 2.4 to Form 8-K (#001-38629) filed on November 13, 2018.
2.4**	Purchase and Sale Agreement, dated as of March 13, 2019, by and between EQM Midstream Partners, LP and North Haven Infrastructure Partners II Buffalo Holdings, LLC.	Incorporated herein by reference to Exhibit 2.1 to Form 8-K (#001-38629) filed on March 15, 2019.

2.5**	Agreement and Plan of Merger, dated as of February 26, 2020, by and among Equitrans Midstream Corporation, EQM LP Corporation, LS Merger Sub, LLC, EQM Midstream Partners, LP and EQGP Services, LLC.	Incorporated herein by reference to Exhibit 2.1 to Form 8-K (#001-38629) filed on February 28, 2020.
3.1	Second Amended and Restated Articles of Incorporation of Equitrans Midstream Corporation.	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-38629) filed on April 28, 2021.
3.2	Fifth Amended and Restated Bylaws of Equitrans Midstream Corporation.	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-38629) filed on December 14, 2022.
4.1	Indenture, dated as of August 1, 2014, by and among EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP), as issuer, the subsidiaries of EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP) party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated herein by reference to Exhibit 4.1 to EQM Midstream Partners, LP's Form 8-K (#001-35574) filed on August 1, 2014.
4.2	First Supplemental Indenture, dated as of August 1, 2014, by and among EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP), as issuer, the subsidiaries of EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP) party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated herein by reference to Exhibit 4.2 to EQM Midstream Partners, LP's Form 8-K (#001-35574) filed on August 1, 2014.
4.3	Second Supplemental Indenture, dated as of November 4, 2016, by and between EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP), as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated herein by reference to Exhibit 4.2 to EQM Midstream Partners, LP's Form 8-K (#001-35574) filed on November 4, 2016.
4.4	Fourth Supplemental Indenture, dated as of June 25, 2018, by and between EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP), as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated herein by reference to Exhibit 4.4 to EQM Midstream Partners, LP's Form 8-K (#001-35574) filed on June 25, 2018.
4.5	Fifth Supplemental Indenture, dated as of June 25, 2018, by and between EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP), as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated herein by reference to Exhibit 4.6 to EQM Midstream Partners, LP's Form 8-K (#001-35574) filed on June 25, 2018.
4.6	Description of Certain of Registrant's Securities.	Filed herewith as Exhibit 4.6.
4.7	Registration Rights Agreement, dated as of June 17, 2020, by and among Equitrans Midstream Corporation and the Investors party thereto.	Incorporated herein by reference to Exhibit 4.1 to Form 8-K (#001-38629) filed on June 17, 2020.
4.8	Indenture, dated as of June 18, 2020, by and between EQM Midstream Partners, LP and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated herein by reference to Exhibit 4.1 to Form 8-K (#001-38629) filed on June 18, 2020.
4.9	Indenture, dated as of January 8, 2021, by and between EQM Midstream Partners, LP and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated herein by reference to Exhibit 4.1 to Form 8-K (#001-38629) filed on January 8, 2021.
4.10	Indenture, dated as of June 7, 2022, by and between EQM Midstream Partners, LP and U.S. Bank Trust Company, National Association, as trustee.	Incorporated herein by reference to Exhibit 4.1 to Form 8-K (#001-38629) filed on June 7, 2022.
10.1(a)	Third Amended and Restated Credit Agreement, dated as of October 31, 2018, by and among EQM Midstream Partners, LP, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other lenders party thereto.	Incorporated herein by reference to Exhibit 10.1 to EQM Midstream Partners, LP's Form 8-K (#001-35574) filed on October 31, 2018.
10.1(b)	First Amendment to Third Amended and Restated Credit Agreement, dated as of March 30, 2020, by and among EQM Midstream Partners, LP, the lender parties thereto and Wells Fargo Bank, National Association, as administrative agent.	Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-38629) filed on March 30, 2020.

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
Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-38629) filed on April 25, 2022.
10.1(e)	Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of October 6, 2023, by and among EQM Midstream Partners, LP, the lender parties thereto and Wells Fargo Bank, National Association, as administrative agent.	Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-38629) filed on October 10, 2023.
10.1(f)	Fifth Amendment to Third Amended and Restated Credit Agreement, dated as of February 15, 2024, by and among EQM Midstream Partners, LP, the lender parties thereto and Wells Fargo Bank, National Association, as administrative agent.	Filed herewith as Exhibit 10.1(f).
10.2(a)	Third Amended and Restated Limited Liability Company Agreement of Mountain Valley Pipeline, LLC, dated as of April 6, 2018, by and among MVP Holdco, LLC, US Marcellus Gas Infrastructure, LLC, WGL Midstream MVP LLC (formerly WGL Midstream, Inc.), Con Edison Gas Pipeline and Storage, LLC, RGC Midstream, LLC and Mountain Valley Pipeline, LLC. Specific items in this exhibit have been redacted, as marked by three asterisks [***], because confidential treatment for those items has been granted by the SEC. The redacted material has been separately filed with the SEC.	Incorporated herein by reference to Exhibit 10.1 to EQM Midstream Partners, LP's Form 10-Q/A (#001-35574) for the quarterly period ended March 31, 2018.
10.2(b)	First Amendment to Third Amended and Restated Limited Liability Company Agreement of Mountain Valley Pipeline, LLC, dated as of February 5, 2020, by and among MVP Holdco, LLC, US Marcellus Gas Infrastructure, LLC, WGL Midstream MVP LLC (formerly WGL Midstream, Inc.), Con Edison Gas Pipeline and Storage, LLC, RGC Midstream, LLC and Mountain Valley Pipeline, LLC.	Incorporated herein by reference to Exhibit 10.21(b) to Form 10-K (#001-38629) for the year ended December 31, 2019.
10.3(a)	Transportation Service Agreement Applicable to Firm Transportation Service Under Rate Schedule FTS, Contract No. EQTR 20242-852, dated as of September 24, 2014, and Exhibit A amended August 12, 2020 and Exhibit C amended April 1, 2019 by and between Equitrans, L.P. and EQT Energy, LLC.	Incorporated herein by reference as Exhibit 10.10(a) to Form 10-K (#001-38629) for the year ended December 31, 2021.
10.3(b)	Transportation Service Agreement Applicable to Firm Transportation Service Under Rate Schedule FTS, Contract No. EQTR 20242-852, dated as of September 24, 2014 as Amended December 6, 2021 by and between Equitrans L.P and EQT Energy, LLC.	Incorporated herein by reference as Exhibit 10.10(b) to Form 10-K (#001-38629) for the year ended December 31, 2021.
10.3(c)	Transportation Service Agreement Applicable to Firm Transportation Service Under Rate Schedule FTS, Contract No. EQTR 20242-852, dated as of September 24, 2014 as amended December 6, 2021 by and between Equitrans L.P and EQT Energy, LLC.	Incorporated herein by reference as Exhibit 10.10(c) to Form 10-K (#001-38629) for the year ended December 31, 2021.
10.4
Transportation Service Agreement Applicable to Firm Transportation Service Under Rate Schedule FTS, Contract No. EQTR19837-1296, dated as of January 8, 2016 and amended December 6, 2021, by and between Equitrans, L.P. and EQT Energy, LLC.
Incorporated herein by reference as Exhibit 10.11 to Form 10-K (#001-38629) for the year ended December 31, 2021.
10.5*	Equitrans Midstream Corporation Amended and Restated Directors’ Deferred Compensation Plan.	Incorporated herein by reference to Exhibit 10.18 to Form 10-Q (#001-38629) for the quarterly period ended March 31, 2020.
10.6(a)*	Equitrans Midstream Corporation 2018 Long-Term Incentive Plan.	Incorporated herein by reference to Exhibit 4.3 to Registration Statement on Form S-8 (File No. 333-228337) filed on November 9, 2018.
10.6(b)*	First Amendment to the Equitrans Midstream Corporation 2018 Long-Term Incentive Plan.	Incorporated herein by reference to Exhibit 10.2 to Form 8-K (#001-38629) filed on June 17, 2020.

10.7*	Letter Agreement, dated as of August 9, 2018, with Thomas F. Karam.	Incorporated herein by reference to Exhibit 10.57 to Registration Statement on Form 10-12B/A (#001-38629) filed on October 18, 2018.
10.8*	Letter Agreement, dated as of September 4, 2018, with Kirk R. Oliver.	Incorporated herein by reference to Exhibit 10.58 to Registration Statement on Form 10-12B/A (#001-38629) filed on October 18, 2018.
10.9(a)*	Amended and Restated Confidentiality, Non-Solicitation and Non-Competition Agreement, dated as of January 15, 2019, with Diana M. Charletta	Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-38629) filed on January 22, 2019.
10.9(b)*	First Amendment, dated February 20, 2023, to Amended and Restated Confidentiality, Non-Solicitation and Non-Competition Agreement, dated as of January 15, 2019, with Diana M. Charletta.	Incorporated herein by reference to Exhibit 10.14(b) to Form 10-K (#001-38629) for the year ended December 31, 2022.
10.9(c)*	Second Amendment to Amended and Restated Confidentiality, Non-Solicitation and Non-Competition Agreement, dated as of January 15, 2019, by and between Equitrans Midstream Corporation and Diana M. Charletta.	Incorporated herein by reference to Exhibit 10.2 to Form 8-K (#001-38629) filed on September 7, 2023.
10.10(a)*	Amended and Restated Confidentiality, Non-Solicitation and Non-Competition Agreement, dated as of November 13, 2018, by and between Equitrans Midstream Corporation and Thomas F. Karam.	Incorporated herein by reference to Exhibit 10.9 to Form 8-K (#001-38629) filed on November 13, 2018.
10.10(b)*	First Amendment, dated as of February 20, 2023, to Amended and Restated Confidentiality, Non-Solicitation and Non-Competition Agreement, dated as of November 13, 2018, by and between Equitrans Midstream Corporation and Thomas F. Karam.	Incorporated herein by reference to Exhibit 10.15(b) to Form 10-K (#001-38629) for the year ended December 31, 2022.
10.10(c)*	Second Amendment to Amended and Restated Confidentiality, Non-Solicitation and Non-Competition Agreement, dated as of November 13, 2018, by and between Equitrans Midstream Corporation and Thomas F. Karam.	Incorporated herein by reference to Exhibit 10.3 to Form 8-K (#001-38629) filed on September 7, 2023.
10.11(a)*	Amended and Restated Confidentiality, Non-Solicitation and Non-Competition Agreement, dated as of November 13, 2018, by and between Equitrans Midstream Corporation and Kirk R. Oliver.	Incorporated herein by reference to Exhibit 10.10 to Form 8-K (#001-38629) filed on November 13, 2018.
10.11(b)*	First Amendment, dated as of February 20, 2023, to Amended and Restated Confidentiality, Non-Solicitation and Non-Competition Agreement, dated as of November 13, 2018, by and between Equitrans Midstream Corporation and Kirk R. Oliver.	Incorporated herein by reference to Exhibit 10.16(b) to Form 10-K (#001-38629) for the year ended December 31, 2022.
10.11(c)*	Second Amendment to Amended and Restated Confidentiality, Non-Solicitation and Non-Competition Agreement, dated as of November 13, 2018, by and between Equitrans Midstream Corporation and Kirk R. Oliver.	Incorporated herein by reference to Exhibit 10.4 to Form 8-K (#001-38629) filed on September 7, 2023
10.12*	Letter Agreement, dated April 2, 2019, with Stephen M. Moore.	Incorporated herein by reference to Exhibit 10.12 to Form 10-Q (#001-38629) for the quarterly period ended March 31, 2019.
10.13(a)*	Confidentiality, Non-Solicitation and Non-Competition Agreement, dated April 15, 2019, with Stephen M. Moore.	Incorporated herein by reference to Exhibit 10.13 to Form 10-Q (#001-38629) for the quarterly period ended March 31, 2019.
10.13(b)*	First Amendment, dated as of February 20, 2023, to Confidentiality, Non-Solicitation and Non-Competition Agreement, dated April 15, 2019, by and between Equitrans Midstream Corporation and Stephen M. Moore.	Incorporated herein by reference to Exhibit 10.18(b) to Form 10-K (#001-38629) for the year ended December 31, 2022.
10.13(c)*	Second Amendment to Confidentiality, Non-Solicitation and Non-Competition Agreement, dated as of April 15, 2019, by and between Equitrans Midstream Corporation and Stephen M. Moore.	Incorporated herein by reference to Exhibit 10.5 to Form 8-K (#001-38629) filed on September 7, 2023.

10.14*	Form of Agreement of Assignment of Confidentiality, Non-Solicitation and Non-Competition Agreement.	Incorporated herein by reference to Exhibit 10.11 to Form 8-K (#001-38629) filed on November 13, 2018.
10.15(a)*	Confidentiality, Non-Solicitation and Non-Competition Agreement, dated as of February 20, 2023, by and between Equitrans Midstream Corporation and Brian P. Pietrandrea.	Incorporated herein by reference to Exhibit 10.20 to Form 10-K (#001-38629) for the year ended December 31, 2022.
10.15(b)*	First Amendment to Confidentiality, Non-Solicitation and Non-Competition Agreement, dated as of February 20, 2023, by and between Equitrans Midstream Corporation and Brian P. Pietrandrea.	Incorporated herein by reference to Exhibit 10.6 to Form 8-K (#001-38629) filed on September 7, 2023.
10.16(a)*	Confidentiality, Non-Solicitation and Non-Competition Agreement, dated as of July 26, 2023, by and between Equitrans Midstream Corporation and Nathan P. Tetlow.	Filed herewith as Exhibit 10.16(a).
10.16(b)*	First Amendment to Confidentiality, Non-Solicitation and Non-Competition Agreement, dated as of July 26, 2023, by and between Equitrans Midstream Corporation and Nathan P. Tetlow.	Filed herewith as Exhibit 10.16(b).
10.17(a)*	Confidentiality, Non-Solicitation and Non-Competition Agreement, dated as of July 26, 2023, by and between Equitrans Midstream Corporation and Justin S. Macken.	Filed herewith as Exhibit 10.17(a).
10.17(b)*	First Amendment to Confidentiality, Non-Solicitation and Non-Competition Agreement, dated as of July 26, 2023, by and between Equitrans Midstream Corporation and Justin S. Macken.	Filed herewith as Exhibit 10.17(b).
10.18*	Form of Equitrans Midstream Corporation Director and/or Executive Officer Indemnification Agreement.	Incorporated herein by reference to Exhibit 10.16 to Registration Statement on Form 10-12B/A (#001-38629) filed on October 18, 2018.
10.19*	Equitrans Midstream Corporation 2019 Performance Share Unit Program.	Incorporated herein by reference to Exhibit 10.7(a) to Form 10-Q (#001-38629) for the quarterly period ended March 31, 2019.
10.20*	Form of Equitrans Midstream Corporation Restricted Stock Award Agreement (Standard) under 2018 Long-Term Incentive Plan (2019 grants).	Incorporated herein by reference to Exhibit 10.7(b) to Form 10-Q (#001-38629) for the quarterly period ended March 31, 2019.
10.21*	Form of Participant Award Agreement under the 2019 Performance Share Unit Program.	Incorporated herein by reference to Exhibit 10.7(c) to Form 10-Q (#001-38629) for the quarterly period ended March 31, 2019.
10.22*	Form of Equitrans Midstream Corporation Director Participant Award Agreement.	Incorporated herein by reference to Exhibit 10.10 to Form 10-Q (#001-38629) for the quarterly period ended March 31, 2019.
10.23*	Equitrans Midstream Corporation 2020 Performance Share Unit Program.	Incorporated herein by reference to Exhibit 10.13 to Form 10-Q (#001-38629) for the quarterly period ended March 31, 2020.
10.24*	Form of Participant Award Agreement under 2020 Performance Share Unit Program.	Incorporated herein by reference to Exhibit 10.14 to Form 10-Q (#001-38629) for the quarterly period ended March 31, 2020.
10.25*	Form of Equitrans Midstream Corporation Restricted Stock Award Agreement (2020 Awards).	Incorporated herein by reference to Exhibit 10.15 to Form 10-Q (#001-38629) for the quarterly period ended March 31, 2020.
10.26**	Preferred Restructuring Agreement, dated as of February 26, 2020, by and among Equitrans Midstream Corporation, EQM Midstream Partners, LP and the Investors party thereto.	Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-38629) filed on February 28, 2020.

10.27(a)#	Gas Gathering and Compression Agreement, dated as of February 26, 2020, by and among EQT Corporation, EQT Production Company, Rice Drilling B LLC, EQT Energy, LLC and EQM Gathering Opco, LLC.	Incorporated herein by reference to Exhibit 10.4 to Form 8-K/A (#001-38629) filed on March 13, 2020.
10.27(b)#	First Amendment to Gas Gathering and Compression Agreement, dated as of August 26, 2020, by and among EQT Production Company, Rice Drilling B LLC, EQT Energy, LLC and EQM Gathering Opco, LLC.	Incorporated herein by reference to Exhibit 10.1 to Form 10-Q (#001-38629) for the quarterly period ended September 30, 2020.
10.27(c)#	Second Amendment to Gas Gathering and Compression Agreement, dated as of December 6, 2021, by and among EQT Production Company, Rice Drilling B LLC, EQT Energy, LLC and EQM Gathering Opco, LLC.	Incorporated herein by reference to Exhibit 10.34(j) to Form 10-K (#001-38629) for the year ended December 31, 2021.
10.27(d)#	Third Amendment to Gas Gathering and Compression Agreement, dated as of December 21, 2021, by and among EQT Production Company, Rice Drilling B LLC, EQT Energy, LLC and EQM Gathering Opco, LLC.	Incorporated herein by reference to Exhibit 10.34(k) to Form 10-K (#001-38629) for the year ended December 31, 2021.
10.27(e)#	Letter Agreement, dated as of December 14, 2022, by and among EQM Gathering Opco, LLC, EQT Corporation, EQT Production Company, Rice Drilling B LLC, and EQT Energy, LLC.	Incorporated herein by reference to Exhibit 10.31(q) to Form 10-K (#001-38629) for the year ended December 31, 2022.
10.27(f)#	Fourth Amendment to Gas Gathering and Compression Agreement, dated as of January 23, 2023, by and among EQT Production Company, Rice Drilling B LLC, EQT Energy, LLC and EQM Gathering Opco, LLC.	Incorporated herein by reference to Exhibit 10.31(r) to Form 10-K (#001-38629) for the year ended December 31, 2022.
10.27(g)#	Letter Agreement, dated as of January 23, 2023, by and among EQM Gathering Opco, LLC, EQT Corporation, EQT Production Company, Rice Drilling B LLC, and EQT Energy, LLC.	Incorporated herein by reference to Exhibit 10.31(s) to Form 10-K (#001-38629) for the year ended December 31, 2022.
10.27(h)#	Letter Agreement, dated as of January 27, 2023, by and among EQM Gathering Opco, LLC, EQT Corporation, EQT Production Company, Rice Drilling B LLC, and EQT Energy, LLC.	Incorporated herein by reference to Exhibit 10.31(t) to Form 10-K (#001-38629) for the year ended December 31, 2022.
10.27(i)#	Letter Agreement, dated as of June 1, 2023, by and among EQM Gathering Opco, LLC, EQT Corporation, EQT Production Company, Rice Drilling B LLC, and EQT Energy, LLC.	Incorporated herein by reference to Exhibit 10.01 to Form 10-Q (#001-38629) for the quarterly period ended June 30, 2023.
10.27(j)#	Letter Agreement, dated as of October 3, 2023, by and among EQM Gathering Opco, LLC, EQT Corporation, EQT Production Company, Rice Drilling B LLC, and EQT Energy, LLC.	Incorporated herein by reference to Exhibit 10.9 to Form 10-Q (#001-38629) for the quarterly period ended September 30, 2023.
10.27(k)#	Fifth Amendment to Gas Gathering and Compression Agreement, dated as of October 4, 2023, by and among EQT Corporation, EQT Production Company, Rice Drilling B LLC, EQT Energy, LLC and EQM Gathering Opco, LLC.	Incorporated herein by reference to Exhibit 10.10 to Form 10-Q (#001-38629) for the quarterly period ended September 30, 2023.
10.27(l)#	Letter Agreement, dated as of October 5, 2023, by and among EQM Gathering Opco, LLC, Equitrans, L.P., EQT Corporation, EQT Production Company, Rice Drilling B LLC, and EQT Energy, LLC.	Incorporated herein by reference to Exhibit 10.11 to Form 10-Q (#001-38629) for the quarterly period ended September 30, 2023.
10.27(m)#	Amended and Restated Letter Agreement, dated as of October 12, 2023, by and among EQM Gathering Opco, LLC, EQT Corporation, EQT Production Company, Rice Drilling B LLC, and EQT Energy, LLC	Incorporated herein by reference to Exhibit 10.12 to Form 10-Q (#001-38629) for the quarterly period ended September 30, 2023.
10.28#	Credit Letter Agreement, dated as of February 26, 2020, by and between EQM Midstream Partners, LP and EQT Corporation.	Incorporated herein by reference to Exhibit 10.5 to Form 10-Q (#001-38629) for the quarterly period ended March 31, 2020.

10.29	Purchase Agreement, dated June 16, 2020, by and between EQM Midstream Partners, LP and J.P. Morgan Securities LLC, as representative of the several initial purchasers named on Schedule 1 thereto.	Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-38629) filed on June 18, 2020.
10.30	Purchase Agreement, dated January 4, 2021, by and among EQM Midstream Partners, LP, Equitrans Midstream Corporation (for certain limited purposes) and Barclays Capital Inc., as representative of the several initial purchasers named on Schedule 1 thereto.	Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-38629) filed on January 5, 2021.
10.31	Purchase Agreement, dated May 31, 2022, by and among EQM Midstream Partners, LP, Equitrans Midstream Corporation (for certain limited purposes) and BofA Securities Inc., as representative of the several initial purchasers named on Schedule 1 thereto.	Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-38629) filed on June 2, 2022.
10.32*	Equitrans Midstream Corporation 2021 Performance Share Unit Program.	Incorporated herein by reference to Exhibit 10.47 to Form 10-K (#001-38629) filed on February 23, 2021.
10.33*	Form of Participant Award Agreement under 2021 Performance Share Unit Program.	Incorporated herein by reference to Exhibit 10.48 to Form 10-K (#001-38629) filed on February 23, 2021.
10.34*	Form of Equitrans Midstream Corporation Restricted Stock Award Agreement (2021 Awards).	Incorporated herein by reference to Exhibit 10.49 to Form 10-K (#001-38629) filed on February 23, 2021.
10.35(a)*	Form of Equitrans Midstream Corporation Senior Executive 2021 MVP Performance Share Units Award Agreement.	Incorporated herein by reference to Exhibit 10.3 to Form 8-K (#001-38629) filed on December 7, 2021.
10.35(b)*	Form of Equitrans Midstream Corporation Senior Executive 2021 MVP Performance Share Units Award Agreement Notice.	Incorporated herein by reference to Exhibit 10.02 to Form 10-Q (#001-38629) for the quarterly period ended June 30, 2023.
10.36*	Equitrans Midstream Corporation 2022 Performance Share Unit Program.	Incorporated herein by reference to Exhibit 10.44 to Form 10-K (#001-38629) for the year ended December 31, 2021.
10.37*	Form of Participant Award Agreement under 2022 Performance Share Unit Program.	Incorporated herein by reference to Exhibit 10.45 to Form 10-K (#001-38629) for the year ended December 31, 2021.
10.38*	Form of Equitrans Midstream Corporation Restricted Stock Award Agreement (2022 Awards).	Incorporated herein by reference to Exhibit 10.46 to Form 10-K (#001-38629) for the year ended December 31, 2021.
10.39*	Equitrans Midstream Corporation Employee Stock Purchase Plan.	Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-38629) filed on April 27, 2022.
10.40*	Equitrans Midstream Corporation 2023 Performance Share Unit Program.	Incorporated herein by reference to Exhibit 10.47 to Form 10-K (#001-38629) for the year ended December 31, 2022.
10.41*	Form of Participant Award Agreement under 2023 Performance Share Unit Program.	Incorporated herein by reference to Exhibit 10.48 to Form 10-K (#001-38629) for the year ended December 31, 2022.
10.42*	Form of Equitrans Midstream Corporation Restricted Stock Award Agreement (2023 Awards).	Incorporated herein by reference to Exhibit 10.49 to Form 10-K (#001-38629) for the year ended December 31, 2022.

10.43*	Equitrans Midstream Corporation Second Amended and Restated Executive Short-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.50 to Form 10-K (#001-38629) for the year ended December 31, 2022.
10.44*	Transition Agreement between Equitrans Midstream Corporation and Thomas F. Karam.	Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-38629) filed on September 7, 2023.
10.45*	Equitrans Midstream Corporation 2024 Performance Share Unit Program.	Filed herewith as Exhibit 10.45.
10.46*	Form of Participant Award Agreement under 2024 Performance Share Unit Program.	Filed herewith as Exhibit 10.46.
10.47*	Form of Equitrans Midstream Corporation Restricted Stock Award Agreement (2024 Awards).	Filed herewith as Exhibit 10.47.
19.1	Equitrans Midstream Corporation Corporate Stock Trading Policy, effective February 7, 2024, and related Addendum for Section 16 Reporting Officers and Directors.	Filed herewith as Exhibit 19.1.
21.1	Schedule of Subsidiaries.	Filed herewith as Exhibit 21.1.
23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith as Exhibit 23.1.
23.2	Consent of Independent Auditors (Mountain Valley Pipeline, LLC - Series A).	Filed herewith as Exhibit 23.2.
31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith as Exhibit 31.1.
31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith as Exhibit 31.2.
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Furnished herewith as Exhibit 32.
97	Equitrans Midstream Corporation Compensation Recoupment Policy, Amended and Restated as of October 24, 2023.	Filed herewith as Exhibit 97.
99.1	Mountain Valley Pipeline, LLC (Series A) financial statements.	Filed herewith as Exhibit 99.1.
101	Inline Interactive Data File.	Filed herewith as Exhibit 101.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith as Exhibit 104.

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
Kirk R. Oliver
Executive Vice President and Chief Financial Officer
February 20, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ DIANA M. CHARLETTA	President and Chief Executive	February 20, 2024
Diana M. Charletta	Officer
(Principal Executive Officer)

/s/ KIRK R. OLIVER	Executive Vice President and	February 20, 2024
Kirk R. Oliver	Chief Financial Officer
(Principal Financial Officer)

/s/ BRIAN P. PIETRANDREA	Vice President and Chief	February 20, 2024
Brian P. Pietrandrea	Accounting Officer
(Principal Accounting Officer)

/s/ VICKY A. BAILEY	Director	February 20, 2024
Vicky A. Bailey

/s/ SARAH M. BARPOULIS	Director	February 20, 2024
Sarah M. Barpoulis

/s/ KENNETH M. BURKE	Director	February 20, 2024
Kenneth M. Burke

/s/ THOMAS F. KARAM	Executive Chairman	February 20, 2024
Thomas F. Karam

/s/ D. MARK LELAND	Director	February 20, 2024
D. Mark Leland

/s/ NORMAN J. SZYDLOWSKI	Director	February 20, 2024
Norman J. Szydlowski

/s/ ROBERT F. VAGT	Director	February 20, 2024
Robert F. Vagt