Form 10-Q
period 2024-03-31
Equitrans Midstream Corp
filed 2024-04-30
CIK 1747009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes  ☐  No  ☒
The number of shares of common stock outstanding (in thousands), as of April 29, 2024: 433,661

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
EQT Transaction – that certain proposed acquisition of the Company by EQT pursuant to that certain Agreement and Plan of Merger (the Merger Agreement), dated as of March 10, 2024, by and among Equitrans Midstream Corporation, EQT Corporation (Parent), Humpty Merger Sub Inc., an indirect wholly owned subsidiary of Parent (Merger Sub), and Humpty Merger Sub LLC, an indirect wholly owned subsidiary of Parent (LLC Sub), pursuant to which, among other things, Merger Sub will merge with and into the Company (the First Merger), with the Company surviving the First Merger as an indirect wholly owned subsidiary of Parent (the First Step Surviving Corporation) and, as the second step in a single integrated transaction, the First Step Surviving Corporation will merge with and into LLC Sub (the Second Merger and, together with the First Merger, the Mergers), with LLC Sub surviving the Second Merger as an indirect wholly owned subsidiary of Parent.
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
Mountain Valley Pipeline (MVP) – a 303-mile, 42-inch diameter natural gas interstate pipeline with a targeted capacity of 2.0 Bcf per day that is designed to span from the Company's existing transmission and storage system in Wetzel County, West Virginia to Pittsylvania County, Virginia, providing access to the growing Southeast demand markets.
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
Unless the context otherwise requires, a reference to a “Note” herein refers to the accompanying Notes to the Consolidated Financial Statements contained in Part I, "Item 1. Financial Statements" of this Quarterly Report on Form 10-Q and all references to "we," "us," "our" and "the Company" refer to Equitrans Midstream Corporation and its subsidiaries.

Abbreviations	Measurements
ASC – Accounting Standards Codification	Btu = one British thermal unit
ASU – Accounting Standards Update	BBtu = billion British thermal units
FASB – Financial Accounting Standards Board	Bcf = billion cubic feet
FERC – United States Federal Energy Regulatory Commission	Mcf = thousand cubic feet
GAAP – United States Generally Accepted Accounting Principles	MMBtu = million British thermal units
IRS – United States Internal Revenue Service	MMcf = million cubic feet
NGA – Natural Gas Act of 1938, as amended	MMgal = million gallons
NYMEX – New York Mercantile Exchange
NYSE – New York Stock Exchange
PHMSA – Pipeline and Hazardous Materials Safety Administration of the United States Department of Transportation
SEC – United States Securities and Exchange Commission

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
EQUITRANS MIDSTREAM CORPORATION
Statements of Consolidated Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2024	2023
	(Thousands, except per share amounts)
Operating revenues	$364,274	$376,337
Operating expenses:
Operating and maintenance	45,228	42,862
Selling, general and administrative	44,329	32,622
Transaction costs	5,684	—
Depreciation	71,672	69,404
Amortization of intangible assets	16,205	16,205
Total operating expenses	183,118	161,093
Operating income	181,156	215,244
Equity income (a)	73,005	122
Other (expense) income, net	(3,976)	(8,102)
Net interest expense	(118,896)	(104,957)
Income before income taxes	131,289	102,307
Income tax expense (benefit)	19,400	(3,784)
Net income	111,889	106,091
Net income attributable to noncontrolling interest	2,890	4,409
Net income attributable to Equitrans Midstream	108,999	101,682
Preferred dividends	14,628	14,628
Net income attributable to Equitrans Midstream common shareholders	$94,371	$87,054

Earnings per share of common stock attributable to Equitrans Midstream common shareholders - basic	$0.22	$0.20
Earnings per share of common stock attributable to Equitrans Midstream common shareholders - diluted	$0.21	$0.20

Weighted average common shares outstanding - basic	434,497	433,707
Weighted average common shares outstanding - diluted	440,561	434,254

Statement of comprehensive income:
Net income	$111,889	$106,091
Other comprehensive income, net of tax:
Pension and other post-retirement benefits liability adjustment, net of tax expense of $6 and $7	20	22
Other comprehensive income	20	22
Comprehensive income	111,909	106,113
Less: Comprehensive income attributable to noncontrolling interest	2,890	4,409
Less: Comprehensive income attributable to preferred dividends	14,628	14,628
Comprehensive income attributable to Equitrans Midstream common shareholders	$94,391	$87,076

Dividends declared per common share	$0.15	$0.15
(a)Represents equity income from Mountain Valley Pipeline, LLC (the MVP Joint Venture). See Note 5.

The accompanying notes are an integral part of these consolidated financial statements.

EQUITRANS MIDSTREAM CORPORATION
Statements of Consolidated Cash Flows (Unaudited)

	Three Months Ended March 31,
	2024	2023
	(Thousands)
Cash flows from operating activities:
Net income	$111,889	$106,091
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	71,672	69,404
Amortization of intangible assets	16,205	16,205
Deferred income tax expense (benefit)	17,160	(5,260)
Equity income (a)	(73,005)	(122)
Other expense (income), net	4,234	8,288
Non-cash long-term compensation expense	4,904	3,468
Changes in other assets and liabilities:
Accounts receivable	24,019	44,422
Accounts payable	(8,545)	(18,419)
Accrued interest	(39,130)	(43,597)
Deferred revenue	60,965	76,317
Other assets and other liabilities	(12,877)	(32,077)
Net cash provided by operating activities	177,491	224,720
Cash flows from investing activities:
Capital expenditures	(84,944)	(75,640)
Capital contributions to the MVP Joint Venture	(422,985)	(34,513)
Principal payments received on the Preferred Interest (defined in Note 7)	1,529	1,429
Net cash used in investing activities	(506,400)	(108,724)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	280,000	137,500
Payments on revolving credit facility borrowings	(660,000)	(180,000)
Proceeds from the issuance of long-term debt	600,000	—
Debt discounts, debt issuance costs and credit facility arrangement fees	(10,206)	—
Dividends paid to common shareholders	(65,050)	(64,964)
Dividends paid to holders of Equitrans Midstream Preferred Shares	(14,628)	(14,628)
Distributions paid to noncontrolling interest	(8,000)	(8,000)
Other items	(797)	(1,306)
Net cash provided by (used in) financing activities	121,319	(131,398)

Net change in cash and cash equivalents	(207,590)	(15,402)
Cash and cash equivalents at beginning of period	258,877	67,898
Cash and cash equivalents at end of period	$51,287	$52,496

Cash paid during the period for:
Interest, net of amount capitalized	$156,092	$146,828
Income taxes, net	$2,049	$—
(a)Represents equity income from the MVP Joint Venture. See Note 5.
The accompanying notes are an integral part of these consolidated financial statements.

EQUITRANS MIDSTREAM CORPORATION
Consolidated Balance Sheets (Unaudited)

	March 31, 2024	December 31, 2023
	(Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$51,287	$258,877
Accounts receivable (net of allowance for credit losses of $7,752 and $6,429 as of March 31, 2024 and December 31, 2023, respectively)	242,017	258,264
Other current assets	68,693	78,356
Total current assets	361,997	595,497

Property, plant and equipment	9,831,728	9,745,298
Less: accumulated depreciation	(1,823,590)	(1,752,914)
Net property, plant and equipment	8,008,138	7,992,384

Investment in unconsolidated entity (a)	2,194,117	1,832,282
Goodwill	486,698	486,698
Net intangible assets	505,928	522,133
Other assets	291,963	280,432
Total assets	$11,848,841	$11,709,426

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$299,846	$299,731
Accounts payable	51,872	60,884
Capital contributions payable to the MVP Joint Venture	46,835	181,051
Accrued interest	95,200	134,330
Accrued liabilities	82,457	106,870
Total current liabilities	576,210	782,866

Long-term liabilities:
Revolving credit facility borrowings	850,000	1,230,000
Long-term debt	6,640,152	6,046,709
Contract liability	1,358,238	1,296,039
Deferred income taxes	26,254	4,718
Regulatory and other long-term liabilities	181,820	160,977
Total liabilities	9,632,674	9,521,309

Mezzanine equity:
Equitrans Midstream Preferred Shares, 30,018 shares issued and outstanding as of March 31, 2024 and December 31, 2023	681,842	681,842

Shareholders' equity:
Common stock, no par value, 433,661 and 433,505 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	3,982,574	3,977,149
Retained deficit	(2,904,491)	(2,932,206)
Accumulated other comprehensive loss	(1,252)	(1,272)
Total common shareholders' equity	1,076,831	1,043,671
Noncontrolling interest	457,494	462,604
Total shareholders' equity	1,534,325	1,506,275
Total liabilities, mezzanine equity and shareholders' equity	$11,848,841	$11,709,426
(a)Represents investment in the MVP Joint Venture. See Note 5.
The accompanying notes are an integral part of these consolidated financial statements.

EQUITRANS MIDSTREAM CORPORATION
Statements of Consolidated Shareholders' Equity and Mezzanine Equity (Unaudited)

							Mezzanine
							Equity
				Accumulated			Equitrans
	Common Stock			Other			Midstream
	Shares	No	Retained	Comprehensive	Noncontrolling	Total	Preferred
	Outstanding	Par Value	Deficit	Loss	Interest	Equity	Shares
	(Thousands, except per share amounts)
Balance at January 1, 2023	432,781	$3,974,127	$(3,053,590)	$(1,332)	$479,399	$1,398,604	$681,842
Other comprehensive income (net of tax):
Net income	—	—	87,054	—	4,409	91,463	14,628
Pension and other post-retirement benefits liability adjustment, net of tax expense of $7	—	—	—	22	—	22	—
Dividends on common shares ($0.15 per share)	—	—	(65,121)	—	—	(65,121)	—
Share-based compensation plans, net	402	3,050	—	—	—	3,050	—
Distributions paid to noncontrolling interest in Eureka Midstream Holdings, LLC	—	—	—	—	(8,000)	(8,000)	—
Dividends paid to holders of Equitrans Midstream Preferred Shares ($0.4873 per share)	—	—	—	—	—	—	(14,628)
Balance at March 31, 2023	433,183	$3,977,177	$(3,031,657)	$(1,310)	$475,808	$1,420,018	$681,842

							Mezzanine
							Equity
				Accumulated			Equitrans
	Common Stock			Other			Midstream
	Shares	No	Retained	Comprehensive	Noncontrolling	Total	Preferred
	Outstanding	Par Value	Deficit	Loss	Interest	Equity	Shares
	(Thousands, except per share amounts)
Balance at January 1, 2024	433,505	$3,977,149	$(2,932,206)	$(1,272)	$462,604	$1,506,275	$681,842
Other comprehensive income (net of tax):
Net income	—	—	94,371	—	2,890	97,261	14,628
Pension and other post-retirement benefits liability adjustment, net of tax expense of $6	—	—	—	20	—	20	—
Dividends on common shares ($0.15 per share)	—	—	(66,656)	—	—	(66,656)	—
Share-based compensation plans, net	156	5,425	—	—	—	5,425	—
Distributions paid to noncontrolling interest in Eureka Midstream Holdings, LLC	—	—	—	—	(8,000)	(8,000)	—
Dividends paid to holders of Equitrans Midstream Preferred Shares ($0.4873 per share)	—	—	—	—	—	—	(14,628)
Balance at March 31, 2024	433,661	$3,982,574	$(2,904,491)	$(1,252)	$457,494	$1,534,325	$681,842
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited consolidated financial statements include all adjustments (consisting of only normal, recurring adjustments, unless otherwise disclosed in this Quarterly Report on Form 10-Q) necessary for a fair presentation of the financial position of the Company as of March 31, 2024, the results of its operations, cash flows and equity for the three months ended March 31, 2024 and 2023. The consolidated balance sheet at December 31, 2023 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2023, which includes all disclosures required by GAAP.
Due to, among other things, the seasonal nature of the Company's utility customer contracts, as well as producers’ well completion activities and varying needs for fresh and produced water (which are primarily driven by horizontal lateral lengths and the number of completion stages per well), the interim statements for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
For further information, refer to the Company's consolidated financial statements and related notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, as well as Part I, "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.
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
2.    Proposed EQT Transaction
Proposed EQT Transaction. On March 10, 2024, the Company, EQT Corporation (Parent), Humpty Merger Sub Inc., an indirect wholly owned subsidiary of Parent (Merger Sub), and Humpty Merger Sub LLC, an indirect wholly owned subsidiary of Parent (LLC Sub), entered into an Agreement and Plan of Merger (the Merger Agreement), pursuant to which, among other things, Merger Sub will merge with and into the Company (the First Merger), with the Company surviving the First Merger as an indirect wholly owned subsidiary of Parent (the First Step Surviving Corporation) and, as the second step in a single integrated transaction, the First Step Surviving Corporation will merge with and into LLC Sub (the Second Merger and, together with the First Merger, the Mergers), with LLC Sub surviving the Second Merger as an indirect wholly owned subsidiary of Parent (the transactions contemplated by the Merger Agreement, the EQT Transaction).
Under the terms of the Merger Agreement, and subject to the satisfaction or waiver of certain conditions therein, at the effective time of the First Merger (the Effective Time), (i) each share of common stock, no par value per share, of Equitrans Midstream Corporation (Equitrans Midstream common stock) issued and outstanding immediately prior to the Effective Time (excluding any excluded shares) will be converted automatically at the Effective Time into the right to receive 0.3504 (the Exchange Ratio) fully-paid and nonassessable shares of common stock of Parent, no par value per share (EQT Shares) and (ii) each Equitrans Midstream Corporation Series A Perpetual Convertible Preferred Share, no par value (Equitrans Midstream Preferred Share), issued and outstanding immediately prior to the Effective Time will be treated in accordance with Section 8 of the Company’s Second Amended and Restated Articles of Incorporation and the procedures set forth in Section 2.5 of the Merger Agreement.
The EQT Transaction is expected to close during the fourth quarter of 2024. The completion of the First Merger is subject to the satisfaction or waiver of certain closing conditions, including, among others: (i) approval of the Merger Agreement and the Mergers by holders of a majority of the outstanding shares of Equitrans Midstream common stock and Equitrans Midstream Preferred Shares, with such Equitrans Midstream Preferred Shares treated as Equitrans Midstream common stock on an as-converted basis, voting together as a single class, (ii) approval of the issuance of EQT Shares in connection with the Mergers by a majority of votes cast at a special meeting of holders of EQT Shares, (iii) expiration or termination of (a) all waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the HSR Act) and (b) any commitment to, or agreement with, any governmental entity to delay the consummation of, or not to consummate the transactions contemplated by the Merger Agreement, and (iv) the MVP Joint Venture receiving authorization of the Federal Energy Regulatory Commission (FERC) to place the Mountain Valley Pipeline (MVP) in-service.
The Merger Agreement contains representations and warranties from the parties, and each party has agreed to certain covenants, including, among others, covenants relating to (i) the conduct of business during the interim period between the execution of the Merger Agreement and the Effective Time and (ii) the obligation to use reasonable best efforts to cause the Mergers to be consummated.
Upon termination of the Merger Agreement under certain circumstances, the Company will be obligated to pay Parent a termination fee equal to $191 million. Upon termination of the Merger Agreement under certain circumstances, Parent will be obligated to pay the Company (i) a termination fee equal to $545 million or (ii) a special termination fee equal to $176 million.
The Company recorded approximately $5.7 million in expenses related to the EQT Transaction during the three months ended March 31, 2024 primarily related to advisor, legal and other transaction-related fees, which are included in transaction costs in the statements of consolidated comprehensive income.

3.    Financial Information by Business Segment
The Company reports its operations in three segments that reflect its three lines of business of Gathering, Transmission and Water, which reflects the manner in which management evaluates the business for making operating decisions and assessing performance.

	Three Months Ended March 31,
	2024	2023
	(Thousands)
Revenues from customers:
Gathering (a)	$224,640	$210,752
Transmission (a)	116,894	138,906
Water	22,740	26,679
Total operating revenues	$364,274	$376,337
Operating income:
Gathering	$105,059	$104,294
Transmission	77,082	98,922
Water	4,988	12,373
Headquarters (b)	(5,973)	(345)
Total operating income	$181,156	$215,244

Reconciliation of operating income to net income:
Equity income (c)	$73,005	$122
Other (expense) income, net (d)	(3,976)	(8,102)
Net interest expense	(118,896)	(104,957)
Income tax expense (benefit)	19,400	(3,784)
Net income	$111,889	$106,091
(a)For the three months ended March 31, 2023, volumetric-based fee revenues associated with Gathering and Transmission included one-time contract buyouts by a customer for approximately $5.0 million and $23.8 million, respectively.
(b)Includes transaction costs and other certain unallocated corporate expenses.
(c)Equity income is included in the Transmission segment.
(d)Includes unrealized loss on derivative instruments recorded in the Gathering segment.

	March 31, 2024	December 31, 2023
	(Thousands)
Segment assets:
Gathering	$7,573,577	$7,612,820
Transmission (a)	3,731,064	3,369,718
Water	245,270	217,225
Total operating segments	11,549,911	11,199,763
Headquarters, including cash	298,930	509,663
Total assets	$11,848,841	$11,709,426
(a)The equity method investment in the MVP Joint Venture is included in the Transmission segment.

	Three Months Ended March 31,
	2024	2023
	(Thousands)
Depreciation:
Gathering	$50,152	$49,349
Transmission	14,383	13,888
Water	7,034	5,863
Headquarters	103	304
Total	$71,672	$69,404
Capital expenditures:
Gathering (a)	$54,256	$59,713
Transmission (b)	17,704	9,189
Water	10,047	11,076
Total (c)	$82,007	$79,978
(a)Includes capital expenditures related to the noncontrolling interest in Eureka Midstream Holdings, LLC (Eureka Midstream) of approximately $5.0 million and $3.2 million for the three months ended March 31, 2024 and 2023, respectively.
(b)Transmission capital expenditures do not include aggregate capital contributions made to the MVP Joint Venture of approximately $423.0 million and $34.5 million for the three months ended March 31, 2024 and 2023, respectively.
(c)The Company accrues capital expenditures when the work has been completed but the associated bills have not yet been paid. Accrued capital expenditures are excluded from the statements of consolidated cash flows until they are paid. The net impact of non-cash capital expenditures, including the effect of accrued capital expenditures, transfers to/from inventory as assets are completed/assigned to a project and capitalized share-based compensation costs, was $2.9 million and $(4.3) million for the three months ended March 31, 2024 and 2023, respectively.
4.    Revenue from Contracts with Customers
For the three months ended March 31, 2024 and 2023, substantially all revenues recognized on the Company's statements of consolidated comprehensive income were from contracts with customers. As of March 31, 2024 and December 31, 2023, all receivables recorded on the Company's consolidated balance sheets represented performance obligations that have been satisfied and for which an unconditional right to consideration exists.
Summary of disaggregated revenues. The tables below provide disaggregated revenue information by business segment.

	Three Months Ended March 31, 2024
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues (a)	$135,676	$100,323	$9,375	$245,374
Volumetric-based fee revenues	88,964	16,571	13,365	118,900
Total operating revenues	$224,640	$116,894	$22,740	$364,274

	Three Months Ended March 31, 2023
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues (a)	$140,071	$101,722	$9,375	$251,168
Volumetric-based fee revenues (b)	70,681	37,184	17,304	125,169
Total operating revenues	$210,752	$138,906	$26,679	$376,337

(a) Firm reservation fee revenues associated with Gathering included MVC unbilled revenues of approximately $5.9 million and $3.3 million for the three months ended March 31, 2024 and 2023, respectively.
(b)    For the three months ended March 31, 2023, volumetric-based fee revenues associated with Gathering and Transmission included one-time contract buyouts by a customer for approximately $5.0 million and $23.8 million, respectively.
Contract assets. The Company's contract assets related to the Company's future MVC deficiency payments are generally expected to be collected within the next twelve months and are primarily included in other current assets in the Company's consolidated balance sheets until such time as the MVC deficiency payments are invoiced to the customer.

The following table presents changes in the Company's contract assets balance:

	Three Months Ended March 31,
	2024	2023
	(Thousands)
Balance as of beginning of period	$11,123	$27,493
Revenue recognized in excess of amounts invoiced (a)	5,903	3,262
Minimum volume commitments invoiced (b)	(7,833)	(23,558)
Amortization (c)	(165)	(165)
Balance as of end of period	$9,028	$7,032
(a)Primarily includes revenues associated with MVCs that are included in revenues within the Gathering and Water segments.
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
The following table presents changes in the Company's contract liability balances:

	Three Months Ended March 31,
	2024	2023
	(Thousands)
Balance as of beginning of period	$1,301,100	$973,087
Amounts recorded during the period (a)	62,456	81,930
Change in estimated variable consideration (b)	—	(3,392)
Amounts transferred during the period (c)	(1,491)	(2,221)
Balance as of end of period	$1,362,065	$1,049,404
(a)Includes deferred billed revenue during the three months ended March 31, 2024 and 2023 primarily associated with the EQT Global GGA.
(b)For the three months ended March 31, 2023, the change in estimated variable consideration represents the decrease in total deferred revenue due to changes in MVP timing assumptions.
(c)Deferred revenues are recognized as revenue upon satisfaction of the Company's performance obligation to the customer.
Summary of remaining performance obligations. The following table summarizes the estimated transaction price allocated to the Company's remaining performance obligations under all contracts with firm reservation fees, MVCs and/or ARCs as of March 31, 2024 that the Company will invoice or transfer from contract liabilities and recognize in future periods.

	2024(a)	2025	2026	2027	2028	Thereafter	Total
	(Thousands)
Gathering firm reservation fees	$128,764	$176,822	$167,220	$160,435	$156,743	$1,553,481	$2,343,465
Gathering revenues supported by MVCs	333,494	458,745	490,982	488,944	486,306	2,690,099	4,948,570
Transmission firm reservation fees	291,127	400,381	400,511	399,762	397,081	2,771,121	4,659,983
Water revenues supported by ARCs/MVCs	36,331	48,441	45,159	44,065	45,706	120,938	340,640
Total (b)	$789,716	$1,084,389	$1,103,872	$1,093,206	$1,085,836	$7,135,639	$12,292,658
(a)    April 1, 2024 through December 31, 2024.
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
Based on total projected contractual revenues, including projected contractual revenues from future capacity expected from expansion projects that are not yet fully constructed or not yet fully in-service for which the Company has executed firm contracts, the Company's firm gathering contracts and firm transmission and storage contracts had weighted average remaining terms of approximately 13 years and 11 years, respectively, as of March 31, 2024.
5.    Investment in Unconsolidated Entity
The MVP Joint Venture. The Company has an equity method investment in the MVP Joint Venture. The MVP Joint Venture is constructing the Mountain Valley Pipeline and is developing the MVP Southgate project, each discussed in more detail below. The Company maintains separate ownership interests in and is expected to operate the two MVP Joint Venture projects.
Mountain Valley Pipeline. The MVP Joint Venture is constructing the Mountain Valley Pipeline (MVP), a 303-mile natural gas interstate pipeline that is designed to span from northern West Virginia to southern Virginia. The Company will operate the MVP and owned a 48.9% interest in the MVP project as of March 31, 2024.
In April 2024, the MVP Joint Venture filed its in-service authorization request for the MVP project with the FERC. As of the filing of this Quarterly Report on Form 10-Q, the MVP Joint Venture has continued to make substantial progress on completing the MVP and construction, together with commissioning activity and certain pre-MVP in-service restoration on the MVP is ongoing. The Company expects to complete construction and final commissioning of the pipeline on or about May 31, 2024 and is targeting a total project cost of approximately $7.85 billion (including contingency and excluding allowance for funds used during construction (AFUDC)).
MVP and MVP-related long-term firm capacity will begin on the first day of the month immediately following the date MVP receives FERC authorization to commence service and is able to provide the applicable service level (with certain MVC step ups and more significant gathering MVC fee declines under the EQT Global GGA commencing effective the first day of the calendar quarter in which the MVP long-term firm capacity obligations commence). The targeted completion timing, and accordingly the commencement of MVP and MVP-related long-term firm capacity contractual obligations, as well as the estimated total project cost, are subject to many ongoing factors. If construction and final commissioning were to be completed on or about May 31, 2024 and the project completed at a total project cost of approximately $7.85 billion (including contingency and excluding AFUDC), the Company expects its equity ownership in the MVP project would progressively increase from approximately 48.9% to approximately 49.2%.
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
In March 2024, the MVP Joint Venture issued a capital call notice for the funding of the MVP project to MVP Holdco, LLC (MVP Holdco), a wholly owned subsidiary of the Company, for $46.8 million, which was paid in April 2024. The capital contributions payable and the corresponding increase to the investment balance are reflected on the consolidated balance sheet as of March 31, 2024.
Pursuant to the MVP Joint Venture's limited liability company agreement, MVP Holdco is obligated to provide performance assurances in respect of the MVP project, which may take the form of a guarantee from EQM (provided that EQM's debt is rated as investment grade in accordance with the requirements of the MVP Joint Venture's limited liability company agreement), a letter of credit or cash collateral, in favor of the MVP Joint Venture to provide assurance as to the funding of MVP Holdco's proportionate share of the construction budget for the MVP project. As of March 31, 2024, the letter of credit with respect to the MVP project was in the amount of approximately $104.7 million. The letter of credit with respect to the MVP project is expected to be further reduced as the Company contributes capital to fund MVP Holdco's remaining proportionate share of the construction budget, subject to a minimum-required level to be maintained through in-service of the MVP project.
The Company's ownership interest in the MVP Joint Venture related to the MVP project is significant for the three months ended March 31, 2024 as defined by the SEC's Regulation S-X Rule 1-02(w). Accordingly, as required by Regulation S-X Rule

3-09, the following tables summarize the condensed financial statements of the MVP Joint Venture in relation to the MVP project.
Condensed Balance Sheets

	March 31, 2024	December 31, 2023
	(Unaudited)
	(Thousands)
Current assets	$228,562	$349,417
Non-current assets	9,099,814	8,480,539
Total assets	$9,328,376	$8,829,956

Current liabilities	$238,888	$371,508
Equity	9,089,488	8,458,448
Total liabilities and equity	$9,328,376	$8,829,956
Condensed Statements of Operations

	Three Months Ended March 31,
	2024	2023
	(Unaudited)
	(Thousands)
Operating (expense) income	$(34)	$—
Other income	3,270	257
AFUDC - debt	43,960	—
AFUDC - equity	102,579	—
Net income	$149,775	$257
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
In late December 2023, following completion of its negotiations with each of Public Service Company of North Carolina, Inc. (PSNC) and Duke Energy Carolinas, LLC (Duke), the MVP Joint Venture entered into precedent agreements with each of PSNC and Duke. The precedent agreements contemplate an amended project (in lieu of the original project) and, among other things, describe certain conditions precedent to the parties' respective obligations regarding MVP Southgate. The amended project would extend approximately 31 miles from the terminus of the MVP in Pittsylvania County, Virginia to planned new delivery points in Rockingham County, North Carolina using 30-inch diameter pipe.
The Company is expected to operate the MVP Southgate pipeline and owned a 47.2% interest in the MVP Southgate project as of March 31, 2024. The targeted completion timing for the project is June 2028.
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

6.    Debt
Amended EQM Credit Facility. On February 15, 2024 (the Fifth Amendment Date), EQM entered into an amendment (the Fifth Amendment) to the Third Amended and Restated Credit Agreement, dated as of October 31, 2018 (as amended, supplemented or otherwise modified, the Amended EQM Credit Facility), among EQM, as borrower, Wells Fargo Bank, National Association, as the administrative agent, swing line lender and an L/C issuer, the lenders party thereto from time to time and any other persons party thereto from time to time. The Fifth Amendment, among other things, amended the financial covenant, such that the Consolidated Leverage Ratio (as defined in the Amended EQM Credit Facility) (i) as of March 31, 2024, could not exceed 6.00 to 1.00, (ii) as of June 30, 2024, cannot exceed 6.25 to 1.00, (iii) as of September 30, 2024, cannot exceed 5.85 to 1.00 and (iv) as of the end of each fiscal quarter thereafter, cannot exceed 5.50 to 1.00. EQM has or, as applicable, will have aggregate commitments available under the Amended EQM Credit Facility of approximately $1.55 billion prior to April 30, 2025, and approximately $1.45 billion on and after April 30, 2025 and prior to April 30, 2026. For the avoidance of doubt, any reference to the Amended EQM Credit Facility as of any particular date shall mean the Amended EQM Credit Facility as in effect on such date.
As of March 31, 2024, EQM had $520 million of borrowings and approximately $105.8 million of letters of credit outstanding under the Amended EQM Credit Facility. Taking into account the maximum Consolidated Leverage Ratio applicable under the Amended EQM Credit Facility that, as of March 31, 2024, could not exceed 6.00 to 1.00, EQM had the ability to borrow approximately $0.2 billion under the Amended EQM Credit Facility as of March 31, 2024. As of December 31, 2023, EQM had $915 million of borrowings and approximately $105.8 million of letters of credit outstanding under the Amended EQM Credit Facility.
During the three months ended March 31, 2024 and 2023, the maximum outstanding borrowings at any time were approximately $1,055 million and $315 million, respectively, the average daily balances were approximately $834 million and $262 million, respectively, and the weighted average annual interest rates were approximately 8.3% and 7.5%, respectively. For the three months ended March 31, 2024 and 2023, commitment fees of $0.7 million and $2.1 million, respectively, were paid to maintain credit availability under the Amended EQM Credit Facility. As of March 31, 2024, no term loans were outstanding under the Amended EQM Credit Facility.
The Amended EQM Facility contains negative covenants that, among other things, limit restricted payments, the incurrence of debt, dispositions, mergers and other fundamental changes, and transactions with affiliates, in each case and as applicable, subject to certain specified exceptions. In addition, the Amended EQM Credit Facility contains certain specified events of default such as insolvency, nonpayment of scheduled principal or interest obligations, change of control and cross-default related to the acceleration or default of certain other financial obligations.
Eureka Credit Facility. Eureka has a $400 million senior secured revolving credit facility with Sumitomo Mitsui Banking Corporation, as administrative agent, the lenders party thereto from time to time and any other persons party thereto from time to time (the 2021 Eureka Credit Facility) that matures in November 2025.
As of March 31, 2024, and December 31, 2023, Eureka had $330 million and $315 million, respectively, of borrowings outstanding under the 2021 Eureka Credit Facility. For the three months ended March 31, 2024 and 2023, the maximum amount of outstanding borrowings under the 2021 Eureka Credit Facility at any time were approximately $330 million and $303 million, respectively, the average daily balances were approximately $323 million and $299 million, respectively, and Eureka incurred interest at weighted average annual interest rates of approximately 8.3% and 7.1%, respectively. For the three months ended March 31, 2024 and 2023, commitment fees of $0.1 million and $0.1 million, respectively, were paid to maintain credit availability under the 2021 Eureka Credit Facility.
The 2021 Eureka Credit Facility contains negative covenants that, among other things, limit restricted payments, the incurrence of debt, dispositions, mergers and other fundamental changes, and transactions with affiliates, in each case and as applicable, subject to certain specified exceptions. In addition, the 2021 Eureka Credit Facility contains certain specified events of default such as insolvency, nonpayment of scheduled principal or interest obligations, loss and failure to replace certain material contracts, change of control and cross-default related to the acceleration or default of certain other financial obligations.
2024 Senior Notes. On February 26, 2024, EQM completed a private offering of $600 million in aggregate principal amount of new 6.375% senior notes due 2029 (the 2024 Senior Notes) and received net proceeds from the offering of approximately $590.6 million inclusive of a discount of approximately $7.5 million and debt issuance costs of approximately $1.9 million. EQM used the net proceeds from the 2024 Senior Notes offering to repay certain outstanding indebtedness, including borrowings under the Amended EQM Credit Facility, and for general partnership purposes.
The 2024 Senior Notes were issued under and are governed by an indenture, dated February 26, 2024 (the 2024 Indenture), between EQM and U.S. Bank Trust Company, National Association, as trustee (the Trustee). The 2024 Indenture contains covenants that limit EQM’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale and leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all of EQM’s assets. The 2024 Senior Notes will mature on April 1, 2029 and interest on the 2024 Senior Notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2024.
The 2024 Senior Notes are unsecured and rank equally in right of payment with all of EQM’s existing and future senior indebtedness. The 2024 Senior Notes are senior in right of payment to any of EQM’s future indebtedness that are, by their terms, expressly subordinated in right of payment to the 2024 Senior Notes. The 2024 Senior Notes are effectively subordinated to EQM’s future secured indebtedness, if any, to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all existing and future obligations, including trade payables, of EQM’s subsidiaries, other than any subsidiaries that may guarantee the Notes in the future.
EQM may, at its option, redeem some or all of the 2024 Senior Notes, in whole or in part, at any time prior to their maturity at the applicable redemption price as set forth in the Indenture.
Upon the occurrence of a Change of Control Triggering Event (as defined in the 2024 Indenture), EQM may be required to offer to purchase the 2024 Senior Notes at a purchase price equal to 101% of the aggregate principal amount of the 2024 Senior Notes repurchased, plus accrued and unpaid interest, if any, on the 2024 Senior Notes repurchased, to, but excluding, the date of settlement, subject to the right of holders of record on the relevant record date to receive interest due on an interest payment date that is on or prior to the date of settlement.
The 2024 Indenture contains certain events of default (each an Event of Default), including the following: (1) default in the payment of interest on such 2024 Senior Notes when due that continues for 30 days; (2) default in the payment of principal of or premium, if any, on any such 2024 Senior Notes when due, whether at its stated maturity, upon redemption or otherwise; (3) failure by EQM or any subsidiary guarantor, if any, to comply for 90 days with the other agreements with respect to such 2024 Senior Notes contained in the 2024 Indenture after written notice by the Trustee or by the holders of at least 25% in principal amount of the outstanding 2024 Senior Notes; (4) certain events of bankruptcy, insolvency or reorganization of EQM or any subsidiary guarantor, if any, that is one of EQM’s Significant Subsidiaries (as defined in the 2024 Indenture); and (5) if such 2024 Senior Notes are guaranteed by a subsidiary guarantor that is one of EQM’s Significant Subsidiaries, (a) the guarantee of that subsidiary guarantor ceases to be in full force and effect, except as otherwise provided in the 2024 Indenture; (b) the guarantee of that subsidiary guarantor is declared null and void in a judicial proceeding; or (c) such subsidiary guarantor denies or disaffirms its obligations under the 2024 Indenture or its guarantee.
If an Event of Default occurs and is continuing, the Trustee or the holders of at least 25% in aggregate principal amount of the outstanding 2024 Senior Notes may declare the principal of and all accrued and unpaid interest on such 2024 Senior Notes to be immediately due and payable. If an Event of Default relating to certain events of bankruptcy, insolvency or reorganization occurs, the principal of and interest on the 2024 Senior Notes will become immediately due and payable without any action on the part of the Trustee or any holders of the 2024 Senior Notes.
As of March 31, 2024, EQM and Eureka were in compliance with all debt provisions and covenants.
7.    Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis. The Company records derivative instruments at fair value on a gross basis in its consolidated balance sheets. The EQT Global GGA provides for potential cash bonus payments payable by EQT to the Company during the period beginning on the first day of the calendar quarter in which the MVP long-term firm capacity obligations commence through the calendar quarter ending December 31, 2024 (the Henry Hub cash bonus payment provision). The potential cash bonus payments are conditioned upon the quarterly average of certain Henry Hub natural gas prices exceeding certain price thresholds. The Henry Hub cash bonus payment provision is accounted for as a derivative instrument and recorded at its estimated fair value using a Monte Carlo simulation model. Significant inputs used in the fair value measurement include NYMEX Henry Hub natural gas futures prices as of the date of valuation, probability-weighted assumptions regarding MVP project completion, risk-free interest rates based on U.S. Treasury rates, expected volatility of NYMEX Henry Hub natural gas futures prices and an estimated credit spread of EQT. The probability-weighted assumptions regarding MVP project completion utilizing internally developed methodologies, and the expected volatility of NYMEX Henry Hub natural gas futures prices, used in the valuation methodology represent significant unobservable inputs causing the Henry Hub cash bonus payment provision to be designated as a Level 3 fair value measurement. An expected average volatility of approximately 45.0% was utilized in the valuation model, which is based on market-quoted volatilities of relevant NYMEX Henry Hub natural gas forward prices.
As of March 31, 2024 and December 31, 2023, the fair values of the Henry Hub cash bonus payment provision were $19.8 million and $24.5 million, respectively, which were recorded in other current assets on the Company's consolidated balance sheets. During the three months ended March 31, 2024 and 2023, the Company recognized losses of $4.7 million and $8.5 million, respectively, representing the change in estimated fair value of the derivative instrument during the respective periods and are recorded in other (expense) income, net in the Company's statements of consolidated comprehensive income.
Other Financial Instruments. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short maturity of the instruments. The carrying values of borrowings under the Amended EQM Credit Facility and the 2021 Eureka Credit Facility approximate fair value as the interest rates are based on prevailing market rates. As EQM's borrowings under its senior notes are not actively traded, their fair values are estimated using an income approach model that applies a discount rate based on prevailing market rates for debt with similar remaining time-to-maturity and credit risk; as such, their fair values are Level 2 fair value measurements. As of March 31, 2024 and December 31, 2023, the estimated fair values of EQM's senior notes were approximately $6,901.2 million and $6,334.3 million, respectively, and the carrying values of EQM's senior notes were approximately $6,940.0 million and $6,346.4 million, respectively. The fair value of the preferred interest that the Company has in EQT Energy Supply, LLC (EES), a subsidiary of EQT (the Preferred Interest) is a Level 3 fair value measurement and is estimated using an income approach model that applies a market-based discount rate. As of March 31, 2024, and December 31, 2023, the estimated fair values of the Preferred Interest were approximately $88.2 million and $90.7 million, respectively, and the carrying values of the Preferred Interest were approximately $87.0 million and $88.5 million, respectively.
8.    Earnings Per Share
The Company excluded 30,018 (in thousands) of weighted average anti-dilutive securities related to the Equitrans Midstream Preferred Shares from the computation of diluted weighted average common shares outstanding for the three months ended March 31, 2024. The Company excluded 30,136 (in thousands) of weighted average anti-dilutive securities related to the Equitrans Midstream Preferred Shares and stock-based compensation awards from the computation of diluted weighted average common shares outstanding for the three months ended March 31, 2023.
The Company grants Equitrans Midstream phantom units to non-employee directors that will be paid in Equitrans Midstream common stock upon the director's termination of service from the Company's Board of Directors. As there are no remaining service, performance or market conditions related to these awards, 840 and 603 (in thousands) Equitrans Midstream phantom units were included in the computation of basic and diluted weighted average common shares outstanding for the three months ended March 31, 2024 and 2023, respectively.
9.     Income Taxes
The Company's effective tax rate was 14.8% for the three months ended March 31, 2024 compared to (3.7)% for the three months ended March 31, 2023. The Company calculates the provision for income taxes for interim periods by applying an estimate of the annual effective tax rate for the full fiscal year to "ordinary" income or loss (income (loss) before income taxes excluding unusual or infrequently occurring items) for the periods. The effective tax rate was higher for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to the impact of changes in the valuation allowance that limit tax benefits for the Company's federal and state deferred tax assets and the impact of projected AFUDC - equity from the MVP project.
For the three months ended March 31, 2024, the Company believes that it is more likely than not that a portion of the benefit from the deferred tax assets related to interest disallowance carryforward under Internal Revenue Code Section 163(j) will not be realized and accordingly, the Company maintains a valuation allowance. For the three months ended March 31, 2024, the Company recorded approximately $10.4 million in income tax benefit related to changes in valuation allowances because of increases in federal and state deferred tax liabilities that are expected to be realized against net operating losses and a portion of the interest disallowance carryforward. As of March 31, 2024 and December 31, 2023, the valuation allowances related to federal and state deferred tax assets were approximately $46.4 million and $56.8 million, respectively.

EQUITRANS MIDSTREAM CORPORATION
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of financial condition and results of operations in conjunction with the consolidated financial statements, and the notes thereto, included elsewhere in this report.
Cautionary Statements
Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Section 27A of the Securities Act of 1933, as amended (the Securities Act). Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as “aim,” “anticipate,” “approximate,” “aspire,” “assume,” “believe,” “budget,” “cause,” “continue,” “could,” “depend,” develop,” “design,” “estimate,” “expect,” “focused,” “forecast,” “goal,” “guidance,” “impact,” “implement,” “increase,” “intend,” “lead,” “maintain,” “may,” “might,” “objective,” “opportunity,” “outlook,” “plan,” “position,” “possible,” “potential,” “predict,” “project,” “pursue,” “reduce,” “remain,” “result,” “scheduled,” “seek,” “should,” “strategy,” “strive,” “target,” “view,” “will,” or “would” and other similar words. The absence of such words or expressions does not necessarily mean the statements are not forward-looking. Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the matters discussed in the section captioned "Outlook" in Part I, "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," and the expectations of plans, strategies, objectives, and growth and anticipated financial and operational performance of Equitrans Midstream Corporation (together with its subsidiaries, Equitrans Midstream or the Company), including the following and/or statements with respect thereto, as applicable:
•statements regarding (i) the proposed EQT Transaction, including the ability to consummate the Mergers in the expected time frame or at all, including due to the inability to obtain all approvals necessary or the failure of closing conditions and (ii) anticipated or perceived benefits of the proposed EQT Transaction, including any synergies;
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
•the ultimate gathering MVC fee relief, and timing thereof, provided to EQT under the EQT Global GGA and related agreements, and timing of commencement of step ups in MVC thereunder;
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
•the targeted timing and cost of completing, the MVP project (and risks related thereto);
•the targeted total MVP project cost and schedule, including the timing for contractual obligations to commence, and the ability to continue construction, potential receipt of in-service authorization, and the realizability of the perceived benefits of the MVP project;

•view as to having finalized the scope of the MVP Southgate and the ability to permit, construct, complete and place in service the MVP Southgate;
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
•     the potential for the MVP project, EQM's leverage, the EQT Transaction, customer credit ratings changes, defaults, acquisitions, dispositions and financings to impact EQM's credit ratings and the potential scope of any such impacts;
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
•    the effects of conversion, if at all, of the Equitrans Midstream Preferred Shares (as defined herein) or timing for any redemption thereof;
•    the effects of seasonality;
•     expected cash flows, cash flow profile (and support therefor from certain contract structures) and MVCs, including those associated with the EQT Global GGA, and the potential impacts thereon of the commission and in-service timing (or absence thereof) and cost of the MVP project;
•     projected capital contributions and capital and operating expenditures (which may be adjusted by management of the combined company should the EQT Transaction close), including the amount and timing of reimbursable capital expenditures, capital budget and sources of funds for capital expenditures;
•     the Company's ability to recoup replacement and related costs;
•     future dividend amounts, timing and rates;

•     statements regarding macroeconomic factors' effects on the Company's business, including future commodity prices, the impact of MVP in-service on commodity prices or natural gas volumes in the Appalachian Basin, and takeaway capacity constraints in the Appalachian Basin;
•     beliefs regarding future decisions of customers in respect of production growth, curtailing natural gas production, timing of turning wells in line, rig and completion activity and related impacts on the Company's business, and the effect, if any, on such future decisions should the MVP be brought in-service, as well as the potential for increased volumes to flow to the Company's gathering and transmission system to supply the MVP following in-service;
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
•     the MVP Joint Venture's ability to raise project-level debt, and the anticipated proceeds that the Company expects to receive therefrom;
•     expectations regarding natural gas and water volumes in the Company's areas of operations;
•     the Company's ability to achieve anticipated benefits associated with the execution of commercial agreements;
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

The forward-looking statements included in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company has based these forward-looking statements on management's current expectations and assumptions about future events. While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, judicial, construction and other risks and uncertainties, many of which are difficult to predict and are beyond the Company's control, including, as it pertains to the MVP project and its total cost and timing, risks and uncertainties such as the physical construction and restoration conditions, including steep slopes and any further unexpected geological impediments, equipment issues, weather which could affect forward construction and restoration, including the amount and severity of pipeline slips, testing, commissioning, continued crew availability, ability to meet workforce draw down plans, productivity ultimately realized, assumptions related to, and the realizability of, bids provided or to be provided and/or claims which could be made by or against contractors, including relating to materials or subcontractors, project opposition, and the receipt of any necessary approvals, including in-service authorization. Further, the commencement of MVP and MVP-related long-term firm capacity contractual obligations, and certain MVC step ups, more significant gathering MVC fee declines and potential Henry Hub cash bonus payments under the EQT Global GGA, are dependent on MVP authorization from the FERC and ability to commence service and also the terms of the applicable contracts governing the timing of such commencement, which generally provide that such firm capacity obligations commence on the first day of the month immediately following the date MVP is authorized and able to provide the applicable service level and in the case of the EQT Global GGA begin on the first day of the calendar quarter in which such MVP long-term firm capacity obligations commence. The risks and uncertainties that may affect the operations, performance and results of the Company's business and forward-looking statements include, but are not limited to, those set forth under Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, as updated by this Quarterly Report on Form 10-Q, as applicable.
Any forward-looking statement speaks only as of the date on which such statement is made and the Company does not intend to correct or update any forward-looking statement, unless required by securities law, whether as a result of new information, future events or otherwise. As forward-looking statements involve significant risks and uncertainties, caution should be exercised against placing undue reliance on such statements. All such statements are expressly qualified by this cautionary statement.

Executive Overview
Net income attributable to Equitrans Midstream common shareholders was $94.4 million, $0.21 per diluted share, for the three months ended March 31, 2024 compared to $87.1 million, $0.20 per diluted share, for the three months ended March 31, 2023. The increase resulted primarily from higher equity income, partially offset by higher income tax expense, higher operating expenses, higher net interest expense and lower operating revenues.
On March 10, 2024, we entered into a definitive agreement to be acquired by EQT. The Company recorded approximately $5.7 million in expenses related to the EQT Transaction during the three months ended March 31, 2024 primarily related to advisor, legal and other transaction-related fees. See also “Proposed Acquisition by EQT Corporation” under “Outlook” below and “We are expected to incur significant transaction costs in connection with the EQT Transaction, which may be in excess of those anticipated by us.” included in Part II, “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.
Business Segment Results
Operating segments are revenue-producing components of an enterprise for which separate financial information is produced internally and is subject to evaluation by the chief operating decision maker in deciding how to allocate resources. Headquarters costs consist primarily of transaction costs and other certain unallocated corporate expenses, as applicable. Net interest expense, loss on extinguishment of debt, components of other (expense) income, net and income tax expense (benefit) are managed on a consolidated basis. The Company has presented each segment's operating income, other (expense) income, net, equity income, impairment of equity method investment and various operational measures, as applicable, in the following sections. Management believes that the presentation of this information is useful to management and investors regarding the financial condition, results of operations and trends and uncertainties of its segments. The Company has reconciled each segment's operating income to the Company's consolidated operating income and net income in Note 3.
Gathering Results of Operations

	Three Months Ended March 31,
	2024	2023	% Change
	(Thousands, except per day amounts)
FINANCIAL DATA
Firm reservation fee revenues (a)	$135,676	$140,071	(3.1)
Volumetric-based fee revenues (b)	88,964	70,681	25.9
Total operating revenues	224,640	210,752	6.6
Operating expenses:
Operating and maintenance	24,760	21,396	15.7
Selling, general and administrative	28,464	19,508	45.9
Depreciation	50,152	49,349	1.6
Amortization of intangible assets	16,205	16,205	—
Total operating expenses	119,581	106,458	12.3
Operating income	$105,059	$104,294	0.7

Other (expense) income, net (c)	$(4,672)	$(8,494)	(45.0)

OPERATIONAL DATA
Gathered volumes (BBtu per day)
Firm capacity (d)	4,777	5,292	(9.7)
Volumetric-based services	2,603	2,088	24.7
Total gathered volumes	7,380	7,380	—

Capital expenditures (e)	$54,256	$59,713	(9.1)
(a)For the three months ended March 31, 2024 and 2023, firm reservation fee revenues included approximately $5.9 million and $3.3 million, respectively, of MVC unbilled revenues.

(b)For the three months ended March 31, 2023, volumetric-based fee revenues included a one-time contract buyout by a customer for approximately $5.0 million.
(c)Other (expense) income, net includes the unrealized loss on derivative instruments associated with the Henry Hub cash bonus payment provision. See Note 7 for further information on the Henry Hub cash bonus payment provision.
(d)Includes volumes up to the contractual MVC under agreements structured with MVCs. Volumes in excess of the contractual MVC are reported under volumetric-based services.
(e)Includes approximately $5.0 million and $3.2 million of capital expenditures related to the noncontrolling interest in Eureka Midstream for the three months ended March 31, 2024 and 2023, respectively.
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Gathering operating revenues increased by $13.9 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Volumetric-based fee revenues increased by $18.3 million primarily due to higher gathered volumes that previously were subject to MVC revenues. Firm reservation fee revenues decreased by $4.4 million primarily due to the aforementioned change in volumes caused by the expiration of MVCs under a certain customer contract, partially offset by new customer agreements and higher effective rates. Although not a primary factor affecting first quarter gathering results of operations, first quarter 2024 gathered volumes and revenue were impacted by the negative effect of the approximately one Bcf per day of gross production curtailments announced in March 2024 by EQT, as a substantial portion of such curtailments were realized on the Company's systems beginning in late February 2024.
Gathering operating expenses increased by $13.1 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Selling, general and administrative expenses increased by $9.0 million primarily due to an increase in litigation reserves and higher personnel costs. Operating and maintenance expenses increased by $3.4 million primarily due to higher personnel costs.
See "EQT Global GGA" below in the Quarterly Report on Form 10-Q and Part I, “Item 1. Business” in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 for discussion of the EQT Global GGA, and the transactions related thereto, including periodic gathering MVC fee declines and, additionally, discussion that in connection with MVP full in-service the EQT Global GGA provides for more significant potential gathering MVC fee declines in certain contract years. Firm reservation fee revenues under the Company’s Hammerhead gathering agreement with EQT are expected to contribute to an increase in the Company’s firm reservation fee revenues following achievement of the Hammerhead pipeline full commercial in-service in conjunction with full MVP in-service. However, the percentage of the Company's operating revenues that are generated by firm reservation fees may vary year to year depending on various factors, including customer volumes and the rates realizable under the Company’s contracts, including the EQT Global GGA. See also "Cautionary Statements," and "Commodity Price Risk" in Part I, "Item 3. Quantitative and Qualitative Disclosures About Market Risk" of this Quarterly Report on Form 10-Q for additional information on factors that could affect the Company's operating revenues, including the Company's expectation that EQT will continue to curtail production on the Company's systems through May 2024 and that EQT and/or other producers could curtail production further in 2024.

Transmission Results of Operations

	Three Months Ended March 31,
	2024	2023	% Change
	(Thousands, except per day amounts)
FINANCIAL DATA
Firm reservation fee revenues	$100,323	$101,722	(1.4)
Volumetric-based fee revenues (a)	16,571	37,184	(55.4)
Total operating revenues	116,894	138,906	(15.8)
Operating expenses:
Operating and maintenance	11,753	14,390	(18.3)
Selling, general and administrative	13,676	11,706	16.8
Depreciation	14,383	13,888	3.6
Total operating expenses	39,812	39,984	(0.4)
Operating income	$77,082	$98,922	(22.1)

Equity income	$73,005	$122	59,740.2

OPERATIONAL DATA
Transmission pipeline throughput (BBtu per day)
Firm capacity (b)	3,370	3,345	0.7
Interruptible capacity	49	3	1,533.3
Total transmission pipeline throughput	3,419	3,348	2.1

Average contracted firm transmission reservation commitments (BBtu per day)	4,157	4,239	(1.9)

Capital expenditures (c)	$17,704	$9,189	92.7
(a)For the three months ended March 31, 2023, volumetric-based fee revenues included a one-time contract buyout by a customer for approximately $23.8 million.
(b)Firm capacity includes volumes associated with firm capacity contracts including volumes in excess of firm capacity.
(c)Transmission capital expenditures do not include aggregate capital contributions made to the MVP Joint Venture of approximately $423.0 million and $34.5 million for the three months ended March 31, 2024 and 2023, respectively.
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Transmission operating revenues decreased by $22.0 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily as a result of a one-time contract buyout by a customer of approximately $23.8 million incurred during the three months ended March 31, 2023, partially offset by increased throughput volumes.
Operating expenses decreased by $0.2 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. Operating and maintenance expense decreased $2.6 million primarily due to expenses associated with the Rager Mountain natural gas storage field incident incurred in the first quarter of 2023, partially offset by higher personnel costs and higher property taxes. Selling, general and administrative expenses increased by $2.0 million primarily due to higher personnel costs and higher professional service fees, partially offset by lower bad debt expense.
See Part II, "Item 1. Legal Proceedings" of this Quarterly Report on Form 10-Q for information regarding the Rager Mountain natural gas storage incident. See also, "We have incurred and expect to incur costs and expenses as a result of or arising in relation to the Rager Mountain natural gas storage field incident in November 2022, which has included and may include potential additional regulatory penalties or other sanctions, which could, depending on their scope and timing, materially adversely affect our business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders." included in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Equity income increased by $72.9 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due to the increase in the MVP Joint Venture's AFUDC on the MVP project resulting from the continuance of growth construction activities in 2024. Following MVP full in-service, the Company's equity income will be primarily derived from 20-year firm reservation contracts for the MVP project.
Water Results of Operations

	Three Months Ended March 31,
	2024	2023	% Change
	(Thousands, except MMgal amounts)
FINANCIAL DATA
Firm reservation fee revenues	$9,375	$9,375	—
Volumetric-based fee revenues	13,365	17,304	(22.8)
Total operating revenues	22,740	26,679	(14.8)
Operating expenses:
Operating and maintenance	8,693	7,045	23.4
Selling, general and administrative	2,025	1,398	44.8
Depreciation	7,034	5,863	20.0
Total operating expenses	17,752	14,306	24.1
Operating income	$4,988	$12,373	(59.7)

OPERATIONAL DATA
Water services volumes (MMgal)
Firm capacity (a)	127	108	17.6
Volumetric-based services	282	351	(19.7)
Total water volumes	409	459	(10.9)

Capital expenditures	$10,047	$11,076	(9.3)
(a)    Includes volumes up to the contractual MVC under agreements structured with MVCs or ARCs, as applicable. Volumes in excess of the contractual MVC are reported under volumetric-based services.
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Water operating revenues decreased by $3.9 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 as a result of decreased volumetric-based fee revenues primarily due to lower volumes and lower average rates.
Water operating expenses increased by $3.4 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Operating and maintenance expense increased $1.6 million due to higher mixed-use water storage expenses related to a storage facility placed in-service during 2023 and higher purchased water costs as a result of increased activity. Depreciation expense increased $1.2 million due to additional assets placed in-service.
The Company’s volumetric-based water services are directly associated with producers’ well completion activities and fresh and produced water needs (which are primarily driven by horizontal lateral lengths and the number of completion stages per well). Therefore, the Water volumetric operating results traditionally fluctuate from year-to-year in response to producers’ well completion activities.
Other Income Statement Items
Other (Expense) Income, Net
Other (expense) income, net decreased by $4.1 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was primarily due to a $4.7 million unrealized loss on derivative instruments during the three months ended March 31, 2024, as compared to a $8.5 million unrealized loss on derivative instruments during the three months ended March 31, 2023, primarily due to changes in NYMEX Henry Hub natural gas futures prices and probability-weighted assumptions regarding MVP project completion associated with the Henry Hub cash bonus payment provision.
See also Note 7 for a discussion of factors affecting the estimated fair value of the derivative asset attributable to the Henry Hub cash bonus payment provision that is recognized in other (expense) income, net on the Company's statements of consolidated comprehensive income.
Net Interest Expense
Net interest expense increased by $13.9 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to increased borrowings and interest rates under the revolving credit facilities and interest on the 2024 Senior Notes issued in February 2024, partially offset by the redemption of the 4.75% senior notes due 2023 (the 2023 Notes) effected in June 2023 and increased interest income.
See Note 6 for a discussion of certain of the Company's outstanding debt.
Income Tax Expense (Benefit)
See Note 9 for an explanation of the changes in income tax expense for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest decreased by $1.5 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily as a result of lower net income on Eureka Midstream.
Capital Expenditures
See "Investing Activities" and "Capital Requirements" under "Capital Resources and Liquidity" for a discussion of capital expenditures and capital contributions.
Outlook
Proposed Acquisition by EQT Corporation. On March 10, 2024, the Company, Parent, Merger Sub and LLC Sub entered into the Merger Agreement, pursuant to which, among other things, Merger Sub and the Company will consummate the First Merger, with the Company surviving the First Merger as the First Step Surviving Corporation and, as the second step in a single integrated transaction, the First Step Surviving Corporation and LLC Sub will consummate the Second Merger, with LLC Sub surviving the Second Merger as an indirect wholly owned subsidiary of Parent.
Under the terms of the Merger Agreement, and subject to the satisfaction or waiver of certain conditions therein, at the Effective Time, (i) each share of Equitrans Midstream common stock issued and outstanding immediately prior to the Effective Time (excluding any excluded shares) will be converted automatically at the Effective Time into the right to receive that number of EQT Shares equal to the Exchange Ratio and (ii) each Equitrans Midstream Preferred Share issued and outstanding immediately prior to the Effective Time will be treated in accordance with Section 8 of the Company’s Second Amended and Restated Articles of Incorporation and the procedures set forth in Section 2.5 of the Merger Agreement.
The EQT Transaction is expected to close during the fourth quarter of 2024. The completion of the First Merger is subject to the satisfaction or waiver of certain closing conditions, including, among others: (i) approval of the Merger Agreement and the Mergers by holders of a majority of the outstanding shares of Equitrans Midstream common stock and Equitrans Midstream Preferred Shares, with such Equitrans Midstream Preferred Shares treated as Equitrans Midstream common stock on an as-converted basis, voting together as a single class, (ii) approval of the issuance of EQT Shares in connection with the Mergers by a majority of votes cast at a special meeting of holders of EQT Shares, (iii) expiration or termination of (a) all waiting periods under the HSR Act and (b) any commitment to, or agreement with, any governmental entity to delay the consummation of, or not to consummate the transactions contemplated by the Merger Agreement, and (iv) the MVP Joint Venture receiving authorization of the FERC to place the MVP in-service.
The Merger Agreement contains representations and warranties from the parties, and each party has agreed to certain covenants, including, among others, covenants relating to (i) the conduct of business during the interim period between the execution of the Merger Agreement and the Effective Time and (ii) the obligation to use reasonable best efforts to cause the Mergers to be consummated.

Upon termination of the Merger Agreement under certain circumstances, the Company will be obligated to pay Parent a termination fee equal to $191 million. Upon termination of the Merger Agreement under certain circumstances, Parent will be obligated to pay the Company (i) a termination fee equal to $545 million or (ii) a special termination fee equal to $176 million.
The above description of the Merger Agreement and the transactions contemplated thereby, including certain referenced terms, is a summary of certain principal terms and conditions contained in the Merger Agreement, a copy of which is attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed March 11, 2024.
See Note 2 to the consolidated financial statements for additional information. Also, see the risk factors and other cautionary statements, specifically, Risks Related to the EQT Transaction under the heading “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q.
Standalone Strategy. Until the First Merger occurs (or in the event that the Merger Agreement is terminated), the Company will continue its standalone strategy of pursuing organic growth projects, including completing and placing in-service the MVP, focusing on identifying opportunities to use its existing assets to deepen and grow its customer relationships at optimized levels of capital spending and taking into account the Company’s leverage, and continuing to prudently invest resources in its sustainability-oriented initiatives. The Company’s standalone strategy also reflects its continued focus on achieving a strong balance sheet and de-levering, and given the Company’s size, operating footprint and other factors considering inorganic opportunities, such as to extend the Company’s operations into the southeast United States and new, key demand markets, such as the Gulf of Mexico LNG export market.
The Company expects that the MVP, together with the Hammerhead pipeline and Equitrans, L.P. Expansion Project (EEP), will primarily drive the near-term organic growth of the Company's business, as discussed in further detail below. In particular, the Company believes that the MVP, among other benefits, will allow for greater natural gas production in the southwestern Appalachian Basin (and/or result in increased volumes flowing to the Company's gathering and transmission system given the Company's belief in the system's current unique positioning to provide the supply path to MVP).
•Mountain Valley Pipeline. The MVP is a 303-mile, 42-inch diameter natural gas interstate pipeline with a targeted capacity of 2.0 Bcf per day that is designed to span from the Company's existing transmission and storage system in Wetzel County, West Virginia to Pittsylvania County, Virginia, which will provide access to the growing southeast demand markets once it is placed in-service. As of March 31, 2024, the Company owned an approximate 48.9% interest in the MVP project, and once placed into service, the Company will also operate the MVP. The MVP Joint Venture has secured a total of 2.0 Bcf per day of firm capacity commitments at 20-year terms. Additional shippers have expressed interest in the MVP project and the MVP Joint Venture is evaluating an expansion opportunity that could add approximately 0.5 Bcf per day of capacity through the installation of incremental compression.
As of April 28, 2024, the MVP Joint Venture has made substantial progress on the MVP project including, among other things, completing:
•approximately 303 miles of pipeline installed (less than 1 mile remaining to install);
•all waterbody and wetland crossing work;
•the hydrotesting of approximately 269 miles (approximately 35 miles remain to be tested, inclusive of interconnect piping);
•the purging and packing of the pipeline through to the second compressor station (total of approximately 77 miles);
•the commissioning of two of three MVP compressor stations; and
•restoration of a substantial portion of the pipeline right-of-way, with the majority of remaining pipeline restoration to occur following MVP in-service.
Remaining forward construction includes the tying in of a completed bore to the adjacent installed pipeline, completing the installation of pipe on a steep slope, and the tying together of the final pipeline segments after completing testing and commissioning activities.
In April 2024, the MVP Joint Venture filed its in-service authorization request for the MVP project with the FERC. Construction, together with commissioning activity and certain pre-MVP in-service restoration, is ongoing as of the date of this Quarterly Report on Form 10-Q and the Company expects to complete construction and final commissioning of the pipeline on or about May 31, 2024. The majority of the remaining restoration is to occur following MVP in-service.
MVP and MVP-related long-term firm capacity will begin on the first day of the month immediately following the date MVP receives FERC authorization to commence service and is able to provide the applicable service level (with certain MVC step ups and more significant gathering MVC fee declines under the EQT Global GGA commencing effective the first day of the calendar quarter in which the MVP long-term firm capacity obligations commence). Should MVP be authorized and able to provide service, however its long-term firm capacity obligations are not yet effective due to timing, MVP would be available for interruptible or short-term firm service until long-term firm capacity obligations commence.
While the MVP project has made substantial progress toward completion, total estimated project cost was adversely affected by a number of factors, including that the pace of forward construction and workforce draw down realized through April 28, 2024 were slower than anticipated resulting in additional labor, equipment and support costs in April and May 2024. Project costs were affected by challenges with physical construction conditions, certain equipment and other issues experienced in now-completed boring operations, unexpected challenges experienced with certain pipeline cleaning procedures, and weather. Additionally, the Company updated its assumptions regarding completing certain restoration efforts, including associated scope, permit-related activities, and labor, as well as taking into account refreshed bids from contractors. Given these and certain other factors which may have potential impacts on completing the project, such as weather in the pre- or post-MVP in-service periods, the Company is targeting a total project cost of approximately $7.85 billion (including contingency and excluding allowance for funds used during construction (AFUDC)).
As the MVP Joint Venture continues to diligently work towards responsibly completing the MVP project and restoring the pipeline right of way, it continues to prioritize the safety of its workforce, communities, and assets, and the project's compliance with applicable environmental standards and regulations.
The targeted completion timing, and accordingly the commencement of MVP and MVP-related long-term firm capacity contractual obligations, as well as the estimated total project cost, are subject to many ongoing factors, including those outlined in the "Cautionary Statements" section of this Quarterly Report on Form 10-Q.
Through March 31, 2024, the Company had funded approximately $3.8 billion to the MVP Joint Venture for the MVP project. Given the Company's expectation to complete construction and final commissioning of the pipeline on or about May 31, 2024 and its estimate of total project cost of approximately $7.85 billion (including contingency and excluding AFUDC), the Company expects it would make total capital contributions to the MVP Joint Venture in 2024 of approximately $700 million, and expects that it would incur a total of approximately $4.1 billion over the project's construction and restoration, inclusive of approximately $255 million in excess of the Company's ownership interest, and anticipates its equity ownership in the MVP project would progressively increase from approximately 48.9% to approximately 49.2%.
•Wellhead Gathering Expansion Projects and Hammerhead Pipeline. During the three months ended March 31, 2024, the Company invested approximately $54.3 million in gathering projects (inclusive of capital expenditures related to the noncontrolling interest in Eureka Midstream). For 2024, the Company expects to invest approximately $235 million to $285 million in gathering projects (inclusive of expected capital expenditures of approximately $15 million related to the noncontrolling interest in Eureka Midstream). The primary projects include infrastructure expansion and optimization in core development areas in the Marcellus and Utica Shales in southwestern Pennsylvania, southeastern Ohio and northern West Virginia for EQT, Range Resources Corporation (Range Resources) and other producers. The Company has seen and expects that it will continue to see the benefits of return-to-pad drilling and system integrations in 2024, and estimates gathering capital expenditures required to maintain flat gathered volumes in a given year would be between approximately $200 million and $250 million for 2024.
The Hammerhead pipeline is a 1.6 Bcf per day gathering header pipeline that is primarily designed to connect natural gas produced in Pennsylvania and West Virginia to the MVP, Texas Eastern Transmission and Eastern Gas Transmission, is supported by a 20-year term, 1.2 Bcf per day, firm capacity commitment from EQT, and cost approximately $540 million. The Company expects EQT's Hammerhead pipeline long-term firm capacity commitments to commence in conjunction with full MVP in-service (specifically on the first day of the month immediately following the date MVP receives FERC authorization to commence service and is able to provide the applicable service level) and the Company is focused on obtaining additional firm capacity commitments and/or additional interruptible volumes for the Hammerhead pipeline. During the first quarter of 2024, the Company provided firm and interruptible gathered volumes on Hammerhead of approximately $6.0 million. The Company expects interruptible volumes from the Company's Hammerhead Gathering agreement with EQT to continue up to the full commercial in-service date of the Hammerhead pipeline when EQT's firm commitments will commence.
The Company also has an agreement with a producer customer to install approximately 32,000 horsepower booster compression to existing facilities. The project is backed by a long-term firm commitment and was placed in-service in late February 2024.
•Transmission Projects. During the three months ended March 31, 2024, the Company invested approximately $17.7 million in transmission projects. For 2024, the Company expects to invest approximately $70 million to $80 million in transmission projects, including approximately $40 million for the Company's Ohio Valley Connector expansion project (OVCX). The Company expects OVCX will increase deliverability on the Company's existing Ohio Valley Connector pipeline (OVC) by approximately 350 MMcf per day, create new receipt and delivery transportation paths, and enhance long-term reliability. The project is primarily supported by new long-term firm capacity commitments of 330 MMcf per day, as well as an extension of approximately 1.0 Bcf per day of existing contracted mainline capacity for EQT. OVCX is designed to meet growing demand in key markets in the mid-continent and gulf coast through existing interconnects with long-haul pipelines in Clarington, Ohio. On January 20, 2023, the FERC issued the Final Environmental Impact Statement for the project. On June 15, 2023, the FERC issued the Certificate of Public Convenience and Necessity for OVCX. On July 31, 2023, the FERC issued the Notice to Proceed and the Company commenced construction during the third quarter of 2023. OVCX began providing interim service to shippers on April 1, 2024, and the Company expects full in-service to occur on May 1, 2024. The Company expects to invest a total of approximately $160 million in the project, with the majority of the total investment for the project expected to be completed in 2024. The OVCX project, as well as the Company's successful open season in 2023 for the available transmission capacity that was subject of the one-time transmission customer's contract buyout during the first quarter of 2023, is consistent with the Company's ongoing efforts to optimize existing assets and achieve capital efficiency.
The Company's EEP project is designed to provide north-to-south capacity on the mainline Equitrans, L.P. system, including primarily for deliveries to the MVP. A portion of the EEP commenced operations with interruptible service in the third quarter of 2019. The EEP provides capacity of approximately 600 MMcf per day and offers access to several markets through interconnects with Texas Eastern Transmission, Eastern Gas Transmission and Columbia Gas Transmission. The Company expects the 20-year term firm transportation agreements for 550 MMcf per day of capacity to commence in connection with MVP full in-service (specifically on the first day of the month immediately following both EEP and MVP receiving FERC authorization to commence service and are able to provide the applicable service levels).
•MVP Southgate Project. In December 2023, the MVP Joint Venture announced an amended MVP Southgate project in lieu of the original project. The amended project would extend approximately 31 miles from the terminus of the MVP in Pittsylvania County, Virginia to planned new delivery points in Rockingham County, North Carolina using 30-inch diameter pipe. The MVP Joint Venture has entered into precedent agreements with each of Public Service Company of North Carolina, Inc. and Duke Energy Carolinas, LLC, which precedent agreements contemplate the amended project and, among other things, describe certain conditions precedent to the parties' respective obligations regarding MVP Southgate. The Company is expected to operate the MVP Southgate project and owned a 47.2% interest in the MVP Southgate project as of March 31, 2024. The MVP Joint Venture completed an open season for the MVP Southgate project in February 2024, and believes it has substantially finalized the project scope as described above. The targeted completion timing for the project is June 2028.
The FERC previously conditioned its authorization on MVP Southgate being built and made available for service by June 18, 2023. On June 15, 2023, the MVP Joint Venture filed a request with the FERC for an extension of time to June 18, 2026, to complete MVP Southgate, which the FERC granted on December 19, 2023. Project opponents filed a request for rehearing of the FERC's December 19, 2023 order. On February 20, 2024, the FERC denied the rehearing request, and on April 25, 2024, the FERC issued an additional order addressing the arguments raised on rehearing. On April 22, 2024, project opponents filed a petition with the U.S. Court of Appeals for the D.C. Circuit challenging the FERC's December 19, 2023 order. The MVP Joint Venture is evaluating the permitting and regulatory roadmap for the project, including requesting an updated completion due date.
•Water Operations. During the three months ended March 31, 2024, the Company invested approximately $10.0 million in its water infrastructure, primarily to continue to construct the initial mixed-use water system buildout. During 2023, the Company completed the majority of the main trunkline pipelines on the mixed water system, including a pipeline that connects its two mixed water storage facilities. In May 2023, the Company executed a 10-year agreement backed by a minimum volume commitment with a producer customer to provide fresh and mixed-use water delivery service and during the first quarter of 2024, the Company completed and placed into service a permanent mixed water pipeline extending from its mixed-use water system to such producer customer. For 2024, the Company expects to invest approximately $25 million to $35 million in its water operations, primarily related to the continued construction of its mixed-use water system buildout.
See further discussion of capital expenditures in the "Capital Requirements" section below.

EQT Global GGA. On February 26, 2020, the Company entered into a Gas Gathering and Compression Agreement (as subsequently amended, the EQT Global GGA) with EQT and certain affiliates of EQT for the provision by the Company of certain gas gathering services to EQT. Certain MVC step ups, more significant gathering MVC fee declines, and potential Henry Hub cash bonus payments under the EQT Global GGA are to commence beginning on the first day of the calendar quarter in which MVP long-term firm capacity obligations become effective. As MVP long-term firm capacity obligations are to begin on the first day of the month immediately following the date MVP receives FERC authorization to commence service and is able to provide the applicable service level, the MVC step ups, fee declines, and Henry Hub payments under the EQT Global GGA may take effect retroactively to the beginning of a calendar quarter or at the beginning of the following quarter.
Capital Resources and Liquidity
The Company's liquidity requirements are to finance its operations, its capital expenditures, potential acquisitions and other strategic transactions and capital contributions to joint ventures, including the MVP Joint Venture, to pay cash dividends and distributions, when declared and to satisfy any indebtedness obligations. Additionally, the Company or its affiliates may, at any time and from time to time, seek to retire or purchase outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as the Company may determine, and will depend on prevailing market conditions, the Company's other liquidity requirements, contractual restrictions and other factors and the amounts involved may be material. The Company's ability to meet these liquidity requirements depends on the Company's cash flow from operations, the continued ability of the Company to borrow under its subsidiaries' credit facilities and the Company's ability to raise capital in banking and capital markets. We believe that our cash on hand, future cash generated from operations and future cash received from potential distributions from the MVP Joint Venture, together with available borrowing capacity under our subsidiaries' credit facilities and our access to banking and capital markets, will provide adequate resources to fund our short-term and long-term capital, operating and financing needs. However, cash flow, available borrowing capacity and capital raising activities may be affected by prevailing economic conditions in the natural gas industry and other financial and business factors, including factors discussed in Part I, “Item 1A. Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (for example, see “If we, our subsidiaries or our joint ventures are unable to obtain needed capital or financing on satisfactory terms, our ability to execute our business strategy and pay dividends to our shareholders may be diminished. Additionally, financing transactions may increase our financial leverage or could cause dilution to our shareholders.”) and factors discussed in Part II, “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q, some of which are beyond the Company's control. The Company's available sources of liquidity include cash from operations, cash on hand, borrowings under its subsidiaries' revolving credit facilities, issuances of additional debt and issuances of additional equity securities. Taking into account the maximum Consolidated Leverage Ratio applicable under the Amended EQM Credit Facility that, as of March 31, 2024, could not exceed 6.00 to 1.00, EQM had the ability to borrow approximately $0.2 billion under the Amended EQM Credit Facility as of March 31, 2024. See Note 6 to the consolidated financial statements for further information regarding the Amended EQM Credit Facility. See also "Our subsidiaries’ significant indebtedness, and any future indebtedness, as well as the restrictions under our subsidiaries’ debt agreements, could adversely affect our operating flexibility, business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders." included in Part I, "Item 1A. Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
See “Security Ratings” below for a discussion of EQM’s credit ratings during 2024. Based on EQM's credit rating levels, EQM has delivered credit support to the MVP Joint Venture in the form of a letter of credit, which is for MVP project, and was in the amount of approximately $104.7 million as of March 31, 2024. The letter of credit with respect to the MVP project is expected to be further reduced as the Company contributes capital to fund MVP Holdco's remaining proportionate share of the construction budget, subject to a minimum-required level to be maintained through in-service of the MVP project. See "A further downgrade of EQM’s credit ratings could impact our liquidity, access to capital, and costs of doing business." included in Part I, "Item 1A. Risk Factors" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
The following table is a summary of the cash flows by activity for the three months ended March 31, 2024 and 2023, respectively.

	Three Months Ended March 31,
	2024	2023
	(Thousands)
Cash flows
Net cash provided by operating activities	$177,491	$224,720
Net cash used in investing activities	(506,400)	(108,724)
Net cash provided by (used in) financing activities	121,319	(131,398)
Net decrease in cash and cash equivalents	$(207,590)	$(15,402)
Operating Activities
Net cash flows provided by operating activities decreased approximately $47.2 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The decrease was primarily due to the timing of working capital payments and receipts.
Investing Activities
Net cash flows used in investing activities increased by approximately $397.7 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The increase was primarily due to an increase in capital contributions to the MVP Joint Venture. See “Capital Requirements” below for a discussion of forecasted 2024 capital expenditures and capital contributions to the MVP Joint Venture.
Financing Activities
Net cash flows provided by (used in) financing activities increased by $252.7 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. For the three months ended March 31, 2024, the primary sources of financing cash flows were proceeds from the issuance of the 2024 Senior Notes and borrowings under the revolving credit facilities, while the primary uses of financing cash flows were repayments on borrowings under the revolving credit facilities, the payments of dividends to shareholders and distributions paid to noncontrolling interest. For the three months ended March 31, 2023, the primary uses of financing cash flows were repayments on borrowings under the revolving credit facilities, the payments of dividends to shareholders and distributions paid to noncontrolling interest, while the primary source of financing cash flows was borrowings under the revolving credit facilities.
Capital Requirements
The gathering, transmission and storage and water services businesses are capital intensive, requiring significant investment to develop new facilities and to maintain and upgrade existing operations.
Capital expenditures in 2024 are expected to be approximately $330 million to $400 million (including approximately $15 million attributable to the noncontrolling interest in Eureka Midstream). Given the Company's expectation to complete construction and final commissioning of the pipeline on or about May 31, 2024 and its estimate of total project cost of approximately $7.85 billion (including contingency and excluding AFUDC), the Company expects to make total capital contributions to the MVP Joint Venture in 2024 of approximately $700 million. Capital contributions payable to the MVP Joint Venture are accrued upon the issuance of a capital call by the MVP Joint Venture. The Company's short-term and long-term capital investments may vary significantly from period to period based on the available investment opportunities, the timing of the construction of the MVP and other projects, and maintenance needs. The Company expects to fund short-term and long-term capital expenditures and capital contributions primarily through cash on hand, cash generated from operations, available borrowings under its subsidiaries' credit facilities and its access to banking and capital markets.
Credit Facility Borrowings
See Note 6 for a discussion of the Amended EQM Credit Facility and the 2021 Eureka Credit Facility.
Security Ratings

The table below sets forth the credit ratings for EQM's debt instruments at March 31, 2024.

EQM Senior Notes
Rating Service	Rating	Outlook
Moody's	Ba3	N/A
S&P	BB-	N/A
Fitch	BB	N/A

In light of the proposed EQT Transaction, on March 11, 2024, Moody's placed EQM's credit rating on Review for Upgrade and on March 12, 2024, S&P placed EQM’s credit rating on Credit Watch Developing. On February 21, 2024, Fitch removed the Rating Watch Positive and assigned a Stable Outlook for EQM as a result of the then-proposed 2024 Senior Notes offering and subsequently, on March 13, 2024, in light of the proposed EQT Transaction, Fitch placed EQM's credit rating on Rating Watch Positive. EQM's credit ratings are subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. The Company cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a credit rating agency if, in its judgment, circumstances so warrant. If any credit rating agency downgrades or withdraws EQM's ratings, including for reasons relating to the MVP project (such as delays affecting the MVP project or increases in such project’s targeted costs), EQM’s leverage or credit ratings of the Company's customers, the Company's access to the capital markets could become more challenging, borrowing costs will likely increase, the Company may, depending on contractual provisions in effect at such time, be required to provide additional credit assurances (the amount of which may be substantial) and the potential pool of investors and funding sources may decrease. In order to be considered investment grade, a company must be rated Baa3 or higher by Moody's, BBB- or higher by S&P, or BBB- or higher by Fitch. All of EQM's credit ratings are considered non-investment grade.
Commitments and Contingencies
From time to time, various legal and regulatory claims and proceedings are pending or threatened against the Company and its subsidiaries. While the amounts claimed may be substantial, the Company is unable to predict with certainty the ultimate outcome of such claims and proceedings. The Company accrues legal and other direct costs related to loss contingencies when incurred. The Company establishes reserves whenever it believes it to be appropriate for pending matters. Furthermore, after consultation with counsel and considering the availability, if any, of insurance, the Company believes, although no assurance can be given, that the ultimate outcome of any matter currently pending against it or any of its consolidated subsidiaries as of the filing of this Quarterly Report on Form 10-Q will not materially adversely affect its business, financial condition, results of operations, liquidity or ability to pay dividends to its shareholders.
See Part II, "Item 1. Legal Proceedings" of this Quarterly Report on Form 10-Q for discussion of litigation and regulatory proceedings, including related to the Rager Mountain natural gas storage field incident, and, further relating to that incident, "We have incurred and expect to continue to incur costs and expenses as a result of or arising in relation to the Rager Mountain natural gas storage field incident in November 2022, which has included and may include potential additional regulatory penalties or other sanctions, which could, depending on their scope and timing, materially adversely affect our business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders." under Part I, "Item 1A. Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
See Note 14 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 for further discussion of the Company's commitments and contingencies.
Dividends
On April 22, 2024, the Company's Board of Directors declared cash dividends for the first quarter of 2024 of $0.15 per common share and $0.4873 per Equitrans Midstream Preferred Share to shareholders of record at the close of business on May 7, 2024.
Critical Accounting Estimates
The Company's critical accounting policies are described in Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to the Company's consolidated financial statements in Part I, "Item 1. Financial Statements" of this Quarterly Report on Form 10-Q. Preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts in the Company's consolidated financial statements and accompanying notes. The Company's critical accounting policies are considered critical due to the significant judgments and estimates used in the preparation of the Company's consolidated financial statements and the material impact on the results of operations or financial condition. Actual results could differ from those judgments and estimates.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Except for Commodity Price Risk described below, information about market risks for the three months ended March 31, 2024, does not differ materially from that discussed under Part II, "Item 7A." of the Company's Annual Report on Form 10-K for the year ended December 31, 2023, as updated for the three months ended March 31, 2024.
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
Lower natural gas prices, particularly in the Appalachian region, have caused, and may in the future cause, producers such as EQT to determine to take actions to slow production growth and/or maintain flat or reduce production, which when effected by our producer customers limits growth in and reduces the demand for, and usage of, our services. For instance, on March 4, 2024, EQT in response to the low natural gas price environment announced its curtailment of approximately one Bcf per day of its gross production, a significant portion of which curtailment was realized on the Company's systems beginning in late February 2024. On April 23, 2024, EQT announced it assumes curtailments of approximately one Bcf per day of its operated production to continue through May 2024 and acknowledged the potential for future curtailments depending on market conditions. Based on the forward price strip as of April 26, 2024, the curtailments realized on the Company's systems in the first quarter 2024 and EQT's announcement, the Company expects that EQT will continue to curtail production on the Company's systems through May 2024 and that EQT and/or other producers could curtail production further in 2024 or maintain at flat levels, which, depending on the nature and duration of any such curtailment and systems affected thereby, could have a significant negative effect on the demand for our services, our volumetric-based fee revenue, and therefore our results of operations, and any such maintenance may limit growth associated with our assets. See also “Decreases or a lack of growth in production of natural gas in our areas of operation, whether as a result of regional takeaway constraints, producer corporate capital allocation strategies, lower regional natural gas prices, natural well decline, and/or other factors, have adversely affected, and in the future could adversely affect, our business and operating results and reduce our cash available to pay cash dividends to our shareholders.”, "The lack of diversification of our assets and geographic locations could adversely affect us." and “We generate a substantial majority of our revenues from EQT. Therefore, we are subject to the business and liquidity risks of EQT, and any decrease in EQT's drilling or completion activity (or significant production curtailments) or a shift in such activity away from our assets could adversely affect our business and operating results.”, each included in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
Price declines and sustained periods of low natural gas and NGL prices could have an adverse effect on the creditworthiness of the Company's customers and related ability to pay firm reservation fees under long-term contracts and/or affect, as discussed above, activity levels and, accordingly, volumetric-based fees, which could affect the Company’s results of operations, liquidity or financial position. Credit risk and related management is further discussed under “Credit Risk” in Part II, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
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
Many of the Company’s customers, including EQT, have entered into long-term firm reservation gathering, transmission and water services contracts or contracts with MVCs or ARCs, as applicable, on the Company's systems and approximately 67% of the Company's operating revenues for the three months ended March 31, 2024 was generated by firm reservation fee revenues. The Company believes that such contract structure is advantageous to its overall business, although significant declines in gas production, including through curtailments, in the Company's areas of operations would likely adversely affect the Company's results of operations, financial condition and liquidity as approximately 33% of the Company’s operating revenues for the three months ended March 31, 2024 was generated by volumetric-based fee revenues. See “Our exposure to commodity price risk may increase in the future and NYMEX Henry Hub futures prices affect the fair value, and may affect the realizability, of potential cash payments to us by EQT pursuant to the EQT Global GGA.” and “We generate a substantial majority of our revenues from EQT. Therefore, we are subject to the business and liquidity risks of EQT, and any decrease in EQT’s drilling or completion activity (or significant production curtailments) or a shift in such activity away from our assets could adversely affect our business and operating results.” included in Part I, “Item 1A. Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
While EQT has dedicated a substantial portion of its core acreage in southwestern Pennsylvania and West Virginia to the Company and has entered into long-term firm gathering and transmission contracts and contracts with MVCs on certain of the Company's systems, EQT may determine in the future that drilling or continuing to produce gas from existing wells in the Company's areas of operations is not economical above the amount to fulfill its required MVCs or otherwise further strategically determine to curtail volumes on the Company's systems. Other than with respect to its MVCs and other firm commitments under existing contracts, EQT is under no contractual obligation to continue to develop its acreage dedicated to the Company. See also "EQT Global GGA" in this Quarterly Report on Form 10-Q and Part I, “Item 1. Business” in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 for discussion of the EQT Global GGA.
The fair value of the Company’s derivative instruments is, in part, determined by estimates of the NYMEX Henry Hub natural gas forward price curve. A hypothetical 10% increase in NYMEX Henry Hub natural gas futures prices would increase the valuation of the Company’s derivative instruments by approximately $6.6 million, while a hypothetical 10% decrease in NYMEX Henry Hub natural gas futures prices would decrease the valuation of the Company’s derivative instruments by approximately $6.3 million. This fair value change assumes volatility based on prevailing market parameters at March 31, 2024. See Note 7 of this Quarterly Report on Form 10-Q for a discussion of the Henry Hub cash bonus payment provision.
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
Changes in Internal Control over Financial Reporting. There were no changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, various legal and regulatory claims, investigations and proceedings are pending or threatened against the Company and its subsidiaries. While to the extent applicable the amounts claimed may be substantial, the Company is unable to predict with certainty the ultimate outcome of such claims, investigations and proceedings. The Company accrues legal and other direct costs related to loss contingencies when incurred. The Company establishes reserves whenever it believes a reserve is appropriate for pending matters. Furthermore, after consultation with counsel and considering the availability, if any, of insurance, the Company believes, although no assurance can be given, that the ultimate outcome of any matter currently pending against it or any of its consolidated subsidiaries as of the filing of this Quarterly Report on Form 10-Q will not materially adversely affect its business, financial condition, results of operations, liquidity or ability to pay dividends to its shareholders.
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
Rager Mountain Storage Field. On November 6, 2022, the Company became aware of natural gas venting from one of the storage wells, well 2244, at Equitrans, L.P.’s Rager Mountain natural gas storage facility (Rager Mountain facility), located in Jackson Township, a remote section of Cambria County, Pennsylvania, which venting was halted on November 19, 2022. Since the time of the incident, the PADEP has concluded its investigation and PHMSA and other investigators are continuing to conduct civil and criminal investigations of the incident and the Company is cooperating in such investigations. On December 7, 2022, the Company and its subsidiary Equitrans, L.P. each separately received an order from the PADEP alleging, in connection with earth disturbance activities undertaken to halt the venting of natural gas from well 2244, (i) in the case of the order received by the Company, violations of Pennsylvania’s Clean Streams Law and requiring certain remedial actions and (ii) in the case of the order received by Equitrans, L.P., violations of Pennsylvania’s 2012 Oil and Gas Act, Clean Streams Law and Solid Waste Management Act and requiring certain remedial actions. On December 8, 2022, the PADEP submitted a compliance order to Equitrans, L.P. relating to certain alleged violations of law in respect of wells at the Rager Mountain natural gas storage field and the venting of natural gas, including from well 2244. The December 8, 2022 order also prohibited Equitrans, L.P. from injecting natural gas into the storage wells at the Rager Mountain facility. The Company and Equitrans, L.P. disputed aspects of the applicable orders, and on January 5, 2023, the Company and Equitrans, L.P., as applicable, appealed each of the orders to the Commonwealth of Pennsylvania Environmental Hearing Board. Additionally, the Company and Equitrans, L.P., as applicable, received notices of violation (NOVs) related to the incident that alleged violations of various Pennsylvania statutes and regulations. The Company engaged in discussions with the PADEP to address the outstanding NOVs. Equitrans, L.P. and the PADEP entered into a Stipulation of Settlement on April 12, 2023 that, among other things, resulted in the PADEP rescinding its December 8, 2022 order and Equitrans, L.P. withdrawing its appeal of such order.
On April 4, 2024, Equitrans, L.P. and the PADEP entered into a Stipulation of Settlement, that, among other things, resulted in the PADEP deeming the December 7, 2022 orders to the Company and Equitrans, L.P. Administratively Closed. On April 4, 2024, the PADEP issued a Civil Penalty Assessment (CPA) in the amount of $764,000, of which $549,500 is reimbursement of PADEP’s expenses. This CPA closes the outstanding NOVs issued by the PADEP’s Office of Oil and Gas Management. On October 5, 2023, Equitrans, L.P. received a NOV from the PADEP’s Bureau of Air Quality Management for the release of uncontrolled hydrocarbons to the atmosphere during the Rager Mountain natural gas storage field incident. On April 8, 2024, the PADEP’s Bureau of Air Quality Management executed a Consent Assessment of Civil Penalty (CACP) that settled the associated NOV and included an agreed upon civil penalty of $350,000. Payment of this civil penalty settled the applicable matters within the October 5, 2023 NOV.
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
If additional penalties are pursued and ultimately imposed related to the Rager Mountain natural gas storage field incident, the penalties, individually and/or in the aggregate, are not expected to have a material adverse impact on the Company's financial condition, results of operations or liquidity, however, there can be no assurance as of the filing of this Quarterly Report on Form 10-Q regarding the scope of potential (or ultimately actual) financial or other impacts to the Company as a result of the Rager Mountain natural gas storage field incident.
MVP Matters
There remain certain legal and regulatory matters relevant to the MVP project, the outcome of which could have adverse effects with respect to the project and consequently the Company, including matters pending with the U.S. Court of Appeals for the District of Columbia (D.C. Circuit) described below:
•Challenges to FERC Certificate, D.C. Circuit. Multiple parties have sought judicial review of the FERC’s order issuing a certificate of public convenience and necessity to the MVP Joint Venture and/or the exercise by the MVP Joint Venture of eminent domain authority. On February 19, 2019, the D.C. Circuit issued an order rejecting multiple consolidated petitions seeking direct review of the FERC order under the Natural Gas Act of 1938, as amended (NGA) and certain challenges to the exercise by the MVP Joint Venture of eminent domain authority in Appalachian Voices, et al. v. FERC, et al., consolidated under Case No. 17-1271. No petitions for rehearing or petitions for rehearing en banc were filed by the April 5, 2019 deadline. The mandate was issued on April 17, 2019. Another group of parties filed a complaint in the U.S. District Court for the District of Columbia asserting that the FERC’s order issuing certificates is unlawful on constitutional and other grounds in Bold Alliance, et al. v. FERC, et al., Case No. 17-1822. The district court plaintiffs sought declaratory relief as well as an injunction preventing the MVP Joint Venture from developing its project or exercising eminent domain authority. In December 2017 and January 2018, the FERC and the MVP Joint Venture, respectively, moved to dismiss the petitions for lack of subject matter jurisdiction. The court granted the motion and dismissed plaintiffs’ complaint on September 28, 2018. On October 26, 2018, plaintiffs appealed the decision in Case No. 17-1822 to the D.C. Circuit in Bold Alliance, et al. v. FERC, et al., Case No. 18-5322. On December 3, 2018, the FERC, as appellee, filed a joint motion with the appellants to hold Case No. 18-5322 in abeyance pending completion of the appeals of the final agency orders related to the MVP certificate in consolidated Case No. 17-1271 and Atlantic Coast Pipeline’s (ACP) certificate. The MVP Joint Venture filed a motion to dismiss the case as to some of the plaintiffs. On February 15, 2019, the D.C. Circuit entered an order holding this appeal in abeyance pending rulings on the appeals from the ACP and MVP FERC proceedings. The ACP petitioners on November 16, 2022, filed a joint motion for voluntary dismissal of all petitions for review pertaining to ACP, except for the Bold Alliance proceeding. The court granted the motion on November 17, 2022. On January 5, 2023, the D.C. Circuit entered an order holding the Bold Alliance proceeding in abeyance pending further order of the court and requiring the parties to file motions to govern future proceedings within 60 days of the U.S. Supreme Court disposition of the petition for writ of certiorari in Bohon et al. v. FERC et al., discussed below. On April 19, 2024, the appellants filed a motion to voluntarily dismiss their appeal.

Similarly, another group of parties filed a complaint in the U.S. District Court for the District of Columbia in Bohon et al. v. FERC et al., Case No. 20-00006, asserting that the delegation of authority to the FERC under the NGA violates the nondelegation doctrine and separation-of-powers principle of the U.S. Constitution. The MVP Joint Venture and the FERC filed motions to dismiss which were granted by the court. On July 6, 2020, the landowners filed a notice of appeal to the D.C. Circuit in Case No. 20-5203. On November 30, 2020, appellants asked the D.C. Circuit to overturn the decision of the lower court. The D.C. Circuit issued an order on September 15, 2021 denying appellants’ motion for summary reversal of the decision of the lower court and supplemental briefing was completed as of October 6, 2021. On June 21, 2022, the D.C. Circuit upheld the lower court’s decision to dismiss the lawsuit. On September 15, 2022, the petitioners filed a petition for writ of certiorari with the U.S. Supreme Court. The FERC and the MVP Joint Venture filed responses to the petition in November 2022. On April 24, 2023, the U.S. Supreme Court granted the petition for certiorari, vacated the judgment, and remanded the case to the D.C. Circuit for further consideration in light of the U.S. Supreme Court’s April 14, 2023 opinion in Axon Enterprises, Inc. v. FTC. The D.C. Circuit subsequently issued an order authorizing, among other things, the parties to address in their supplemental briefing the implications of Section 324 of the Fiscal Responsibility Act of 2023 in addition to Axon. On October 24, 2023, the D.C. Circuit denied a stay motion filed by the petitioners. The parties filed their respective supplemental briefs on November 13, 2023. On November 26, 2023, the petitioners filed in the U.S. Supreme Court an “emergency” motion for an injunction requesting a judicial injunction on, or access to, the petitioners’ three properties pending resolution of their underlying claims in the Bohon matter. On December 5, 2023, Chief Justice John Roberts denied the application, without calling for a response from the MVP Joint Venture or the federal government. On February 13, 2024, the D.C. Circuit affirmed and reinstated its June 21, 2022 judgment upholding the lower court's decision to dismiss the lawsuit. On March 22, 2024, the petitioners filed a petition for writ of certiorari with the U.S. Supreme Court requesting a review of the D.C. Circuit’s decision.
If the appeal to the U.S. Supreme Court were successful on its merits, it could result in the MVP Joint Venture’s certificate of public convenience and necessity being vacated and/or additional proceedings before the FERC, the outcome of which the Company cannot ensure, and cause a delay or further delay in the full in-service date for the MVP project (and consequent impacts related to such delay), or otherwise have adverse effects.
Item 1A. Risk Factors
The Company is subject to a variety of significant risks in addition to the matters set forth under the forward-looking statements section in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Quarterly Report on Form 10-Q. The Company has identified a number of these risk factors in Part I, Item 1A, "Risk Factors," in its Annual Report on Form 10-K for the year ended December 31, 2023, which risk factors, as modified by this Quarterly Report on Form 10-Q, are incorporated herein by reference. These risk factors should be considered carefully in evaluating the Company’s risk profile.
There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 other than the risks described below.
Risks Related to the EQT Transaction
Because the market price of EQT Shares will fluctuate prior to the consummation of the EQT Transaction, Equitrans Midstream shareholders cannot be sure of the market value of EQT Shares that they will receive in the Mergers.
At the time the EQT Transaction is completed, each share of Equitrans Midstream common stock issued and outstanding immediately prior to the Effective Time (excluding any excluded shares) shall be converted automatically at the Effective Time into the right to receive that number of EQT Shares equal to the Exchange Ratio. The Exchange Ratio is fixed (subject to adjustments in accordance with the terms of the Merger Agreement), which means that it will not change between now and the Effective Time, regardless of whether the market price of either EQT Shares or Equitrans Midstream common stock changes. Therefore, the value of the equity consideration will depend on the market price of EQT Shares at the Effective Time. The respective market prices of both EQT Shares and Equitrans Midstream common stock have fluctuated since the date of the announcement of the parties’ entry into the Merger Agreement and will continue to fluctuate. The market price of EQT Shares, when received by Equitrans Midstream shareholders after the EQT Transaction is completed, could be greater than, less than or the same as the market price of EQT Shares on the date of this Quarterly Report on Form 10-Q or at the time of our special meeting relating to the Mergers.
The EQT Transaction is subject to various closing conditions, and any delay in completing the EQT Transaction may reduce or eliminate the benefits expected and delay the payment of merger consideration to Equitrans Midstream shareholders.

The EQT Transaction is subject to the satisfaction or waiver of a number of conditions beyond the parties’ control that may prevent, delay or otherwise materially adversely affect the completion of the EQT Transaction. These conditions include, among other things, (i) approval of the Merger Agreement and the Mergers by holders of a majority of the outstanding shares of Equitrans Midstream common stock and Equitrans Midstream Preferred Shares, with such Equitrans Midstream Preferred Shares treated as Equitrans Midstream common stock on an as-converted basis, voting together as a single class, (ii) approval of the issuance of EQT Shares in connection with the Mergers by a majority of votes cast at a special meeting of holders of EQT Shares, (iii) expiration or termination of (a) all waiting periods under the HSR Act and (b) any commitment to, or agreement with, any governmental entity to delay the consummation of, or not to consummate the transactions contemplated by the Merger Agreement, and (iv) the MVP Joint Venture receiving authorization of the FERC to place the MVP in-service. EQT and Equitrans Midstream cannot predict with certainty whether or when any of these conditions will be satisfied. Any delay in completing the EQT Transaction could cause the combined company not to realize, or delay the realization of, some or all of the benefits that the companies expect to achieve from the Mergers. In such context, when or if Equitrans Midstream shareholders will receive the merger consideration is also uncertain.
The Merger Agreement subjects us to restrictions on our business activities prior to closing the EQT Transaction, limits our ability to pursue alternatives to the EQT Transaction and may discourage other companies from trying to acquire us for greater consideration than what EQT has agreed to pay pursuant to the Merger Agreement.
The Merger Agreement obligates Equitrans Midstream to use its commercially reasonable efforts to (i) conduct its businesses in all material respects in the ordinary course, (ii) to the extent within its power, cause the MVP Joint Venture and Eureka Midstream to conduct their respective businesses in accordance with the organizational documents of such joint venture, (iii) preserve substantially intact its present lines of business and maintain its material rights and permits and (iv) preserve its relationships with significant customers and suppliers.
The Merger Agreement also subjects Equitrans Midstream, its subsidiaries, the MVP Joint Venture and Eureka Midstream, as applicable, to restrictions on certain of their respective business activities prior to the closing of the First Merger. These restrictions could prevent or delay Equitrans Midstream, its subsidiaries, the MVP Joint Venture and Eureka Midstream, as applicable, from pursuing certain business opportunities or limit their ability to respond to competitive or other developments that arise prior to the closing and are outside the ordinary course of business.
The Merger Agreement contains certain provisions that restrict our ability to directly or indirectly solicit competing acquisition proposals or to enter into discussions concerning, or provide confidential information in connection with, any proposal or offer that constitutes, or would reasonably be expected to lead to, an acquisition proposal, and we have agreed to certain terms and conditions relating to our ability to engage in, continue or otherwise participate in any discussions with respect to, provide a third party confidential information with respect to or enter into any acquisition agreement with respect to certain unsolicited proposals that constitute or are reasonably likely to lead to a competing proposal. Further, even if our board of directors changes, withdraws, modifies or qualifies its recommendation with respect to the EQT Transaction, unless the Merger Agreement has been terminated in accordance with its terms, we will still be required to submit the EQT Transaction proposal to a vote at our special meeting. The Merger Agreement further provides that, under specified circumstances, upon termination of the Merger Agreement, we will be required to pay a termination fee of $191 million to EQT, which in each case could make it more difficult for us to sell our business to a party other than EQT. While both Equitrans Midstream and EQT believe these provisions and agreements are reasonable and customary and are not preclusive of other offers, these restrictions, including the added expense of the termination fee that may become payable by us to EQT in certain circumstances, might discourage a third party that has an interest in acquiring all or a significant part of Equitrans Midstream from considering or proposing that acquisition, even if that party were prepared to pay consideration with a higher per share value than the total value proposed to be paid or received in the EQT Transaction. These provisions might also result in a potential third-party acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.
The market price for EQT Shares following the closing may be affected by factors different from those that historically have affected or currently affect EQT Shares and Equitrans Midstream common stock.
Upon completion of the EQT Transaction, Equitrans Midstream shareholders who receive EQT Shares will own interests in a combined company operating an expanded business with more assets and a different mix of liabilities. EQT’s financial position may differ from its financial position before the completion of the EQT Transaction, and the results of operations of the combined company may be affected by factors that are different from those currently affecting the results of operations of EQT and those currently affecting the results of operations of Equitrans Midstream. Accordingly, the market price and performance of EQT Shares is likely to be different from the performance of Equitrans Midstream common stock or EQT Shares in the absence of the EQT Transaction which may adversely affect the value of your investment following closing.

Current Equitrans Midstream shareholders will have reduced ownership and voting interest in the combined company and will exercise less influence over the combined company’s management.
As of March 11, 2024, based on the Exchange Ratio, the number of outstanding shares of Equitrans Midstream common stock and the number of outstanding EQT Shares, it is expected that immediately following the EQT Transaction, Equitrans Midstream shareholders would own approximately 26% of the issued and outstanding shares of the combined company on a fully diluted basis. As a result, Equitrans Midstream’s current shareholders will have less influence on the policies of the combined company than they currently have on the policies of Equitrans Midstream.
We are expected to incur significant transaction costs in connection with the EQT Transaction, which may be in excess of those anticipated by us.
We have incurred and are expected to continue to incur a number of non-recurring costs associated with negotiating and completing the EQT Transaction, combining the operations of the two companies and achieving potential synergies. These costs have been, and are expected to continue to be, substantial and, in many cases, will be borne by us whether or not the EQT Transaction is completed. A substantial majority of non-recurring expenses will consist of transaction costs and include, among others, fees paid to financial, legal, accounting and other advisors, employee retention, severance and benefit costs, and filing fees. We will continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in connection with the EQT Transaction and the integration of the two companies’ businesses. While we have assumed that a certain level of expenses would be incurred, there are many factors beyond our control that could affect the total amount or the timing of the expenses. The elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may not offset integration-related costs and achieve a net benefit in the near term, or at all.
The failure to successfully combine the businesses of EQT and Equitrans Midstream may adversely affect EQT’s future results, which may adversely affect the value of the EQT Shares that Equitrans Midstream shareholders would receive in the EQT Transaction.
The success of the EQT Transaction will depend, in part, on the ability of EQT to realize the anticipated benefits from combining the businesses of EQT and Equitrans Midstream. To realize these anticipated benefits, EQT’s and Equitrans Midstream’s businesses must be successfully combined. If the combined company is not able to achieve these objectives, the anticipated benefits of the EQT Transaction may not be realized fully or at all or may take longer to realize than expected. In addition, the actual integration may result in additional and unforeseen expenses, which could reduce the anticipated benefits of the Mergers.
EQT and Equitrans Midstream, including their respective subsidiaries, have operated and, until the completion of the EQT Transaction, will continue to operate independently. It is possible that the pendency of the transaction, as well as the integration process, could result in the loss of key personnel, as well as the disruption of each company’s ongoing businesses. Any or all of those occurrences could adversely affect the combined company’s ability to maintain relationships with customers and employees prior to, or after, the EQT Transaction or to achieve the anticipated benefits of the EQT Transaction. Integration efforts between the two companies will also divert management attention and resources from other aspects of the business.
Uncertainties associated with the EQT Transaction may cause a loss of management and other key personnel of Equitrans Midstream, which could adversely affect the future business and operations of the combined company following the Mergers or the business of Equitrans Midstream should the Mergers not be completed.
Equitrans Midstream is dependent on the experience and industry knowledge of its officers and other key management, technical and professional personnel to execute its business plans. The combined company’s success after the EQT Transaction will depend in part upon its ability to retain key management and other key personnel of Equitrans Midstream. Current and prospective employees of EQT and Equitrans Midstream may experience uncertainty about their roles within the combined company following the EQT Transaction or other concerns regarding the timing and completion of the EQT Transaction or the operations of the combined company following the EQT Transaction, any of which may have an adverse effect on the ability of EQT and Equitrans Midstream to retain or attract key management and other key personnel. If EQT and Equitrans Midstream are unable to retain personnel, including key management, who are critical to the future operations of the companies, EQT and Equitrans Midstream could face disruptions in their operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment and training costs. In addition, the loss of key personnel could diminish the anticipated benefits of the EQT Transaction.
The EQT Transaction may not be completed, and the Merger Agreement may be terminated in accordance with its terms, and failure to complete the EQT Transaction could negatively impact Equitrans Midstream’s common stock price and have other adverse effects.

EQT or Equitrans Midstream may elect to terminate the Merger Agreement in accordance with its terms in certain circumstances. If the EQT Transaction is not completed for any reason, including if the EQT shareholders or Equitrans Midstream shareholders fail to approve the applicable proposals, the ongoing businesses of Equitrans Midstream may be materially adversely affected and, without realizing any of the benefits of having completed the EQT Transaction, we would be subject to a number of risks, including the following:
•Equitrans Midstream may experience negative reactions from the financial markets, including negative impacts on our share price;
•Equitrans Midstream, our subsidiaries and/or our joint ventures may experience negative reactions from our respective customers, suppliers, vendors, landlords, joint venture co-members and other business relationships;
•We will still be required to pay certain significant costs relating to the EQT Transaction, such as legal, accounting, financial advisor and printing fees;
•We may be required to pay a termination fee as required by the Merger Agreement;
•The Merger Agreement places certain restrictions on the conduct of the business pursuant to the terms of the Merger Agreement, which could delay or prevent us from pursuing certain business opportunities or responding to competitive or other developments that, absent the Merger Agreement, may have been pursued or responded to;
•Matters relating to the EQT Transaction (including integration planning) require substantial commitments of time and resources by our management, which may have resulted in the distraction of our management from ongoing business operations; and
•Litigation related to any failure to complete the EQT Transaction or related to any enforcement proceeding commenced against Equitrans Midstream to perform our obligations pursuant to the Merger Agreement.
Our directors and executive officers have interests in the EQT Transaction that may be different from, or in addition to, the interests of the Equitrans Midstream shareholders generally.
In considering the recommendation of our board of directors that Equitrans Midstream shareholders vote in favor of the EQT Transaction proposal, Equitrans Midstream shareholders should be aware of the fact that, aside from their interests as Equitrans Midstream shareholders, certain Equitrans Midstream directors and executive officers have interests in the EQT Transaction that may be different from, or in addition to, the interests of Equitrans Midstream shareholders generally. These interests include, among others:
•rights to continuing indemnification and directors’ and officers’ liability insurance;
•certain officers (including certain of our named executive officers, other than our Executive Chairman and President and Chief Executive Officer) and other personnel of Equitrans Midstream will receive certain cash or stock bonuses from Equitrans Midstream upon completion of the EQT Transaction;
•certain members of our board of directors are expected to be named to the board of directors of EQT following consummation of the EQT Transaction; and
•in the event an officer’s or director’s employment or service with Equitrans Midstream is terminated upon or following the closing of the EQT Transaction, vesting and payout of outstanding awards previously granted under the Equitrans Midstream Corporation 2018 Long-Term Incentive Plan may be accelerated in accordance with the terms of the applicable award agreements.
Our board of directors was aware of and considered these potential interests, among other matters, in evaluating and negotiating the Merger Agreement and the transactions contemplated therein, in approving the EQT Transaction and in recommending that Equitrans Midstream shareholders approve the EQT Transaction proposal.
Litigation relating to the EQT Transaction could result in an injunction preventing completion of the EQT Transaction, substantial costs to EQT and Equitrans Midstream and may adversely affect the combined company’s business, financial condition or results of operations following the Mergers.
Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger or other business combination agreements. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on EQT’s and Equitrans Midstream’s respective liquidity and financial condition.

Lawsuits that may be brought against EQT, Equitrans Midstream and their respective directors and/or officers could seek, among other things, injunctive relief or other equitable relief, including a request to rescind parts of the Merger Agreement even if already implemented and to otherwise enjoin the parties from consummating the EQT Transaction. One of the conditions to the closing of the EQT Transaction is that no injunction by any court or other tribunal of competent jurisdiction has been entered and continues to be in effect and no law has been adopted or is effective, in either case that prohibits or makes illegal the closing of the EQT Transaction. Consequently, if a plaintiff is successful in obtaining an injunction prohibiting completion of the EQT Transaction, that injunction may delay or prevent the EQT Transaction from being completed within the expected timeframe or at all.
Equitrans Midstream and EQT must obtain certain regulatory approvals and clearances to consummate the EQT Transaction, which, if delayed, not granted or granted with unacceptable conditions, could prevent, substantially delay or impair consummation of the Mergers, result in additional expenditures of money and resources or reduce the anticipated benefits of the Mergers.
At any time before or after consummation of the EQT Transaction, the U.S. Department of Justice or the Federal Trade Commission, or any state attorney general, could take such action under the antitrust laws as it deems necessary or desirable in the public interest, including but not limited to seeking to enjoin the completion of the Mergers, seeking divestiture of substantial assets of the parties or requiring the parties to license, or hold separate, assets or terminate existing relationships and contractual rights. Private parties may also seek to take legal action under the antitrust laws under certain circumstances. Such conditions or changes and the process of obtaining regulatory approvals could have the effect of delaying or impeding consummation of the Mergers or of imposing additional costs or limitations on Equitrans Midstream or EQT following completion of the Mergers, any of which might have an adverse effect on Equitrans Midstream or EQT following completion of the Mergers and may diminish the anticipated benefits of the Mergers.
Completion of the EQT Transaction may trigger change in control or other provisions in certain agreements to which Equitrans Midstream or any of its subsidiaries or joint ventures is a party.
The completion of the EQT Transaction may trigger change in control or other provisions in certain agreements to which Equitrans Midstream or any of its subsidiaries or joint ventures is a party. If Equitrans Midstream, its subsidiaries or its joint ventures, as applicable, are unable to negotiate modifications, consents or waivers of those provisions, the counterparties may exercise their rights and remedies under such agreements, potentially terminate such agreements, or seek monetary damages. Even if Equitrans Midstream, its subsidiaries or its joint ventures, as applicable, are able to negotiate modifications, consents or waivers, the counterparties may require a fee for such modifications, consents or waivers or seek to renegotiate such agreements on terms less favorable to Equitrans Midstream or the applicable subsidiary or joint venture.
The synergies attributable to the EQT Transaction may vary from expectations.
The combined company may fail to realize the anticipated benefits and synergies expected from the EQT Transaction, which could adversely affect the combined company’s business, financial condition and operating results. The success of the Mergers will depend, in significant part, on the combined company’s ability to successfully integrate the acquired business and realize the anticipated strategic and financial performance benefits and synergies from the combination. However, achieving these benefits requires, among other things, realization of the targeted cost and operational synergies expected from the Mergers, which may not be realized fully or at all, may take longer to realize than expected or may be less significant than expected. If the combined company is not able to achieve these objectives and realize the anticipated benefits and synergies expected from the EQT Transaction within the anticipated timing or at all, the combined company’s business, financial condition and operating results may be adversely affected, the combined company’s earnings per share may be diluted, the anticipated accretive effect of the Mergers may decrease or be delayed and the share price of the combined company may be negatively impacted.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
The following table sets forth the Company's repurchases of equity securities registered under Section 12 of the Exchange Act that occurred during the three months ended March 31, 2024:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 2024 (January 1 - January 31)	78,327	$10.18	—	$—
February 2024 (February 1 - February 29)	—	—	—	—
March 2024 (March 1 - March 31)	—	—	—	—
Total	78,327	$10.18	—	$—
(a)Reflects shares withheld by the Company to pay taxes upon vesting of restricted stock.
Item 5. Other Information
During the three months ended March 31, 2024, no director or officer of the Company subject to Section 16 of the Exchange Act adopted, terminated or modified a ‘Rule 10b5-1 trading arrangement’ or ‘non-Rule 10b5-1 trading arrangement,’ as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Document Description	Method of Filing
2.1*	Agreement and Plan of Merger, dated as of March 10, 2024, by and among EQT Corporation, Humpty Merger Sub Inc., Humpty Merger Sub LLC and Equitrans Midstream Corporation.	Incorporated herein by reference to Exhibit 2.1 to Form 8-K (#001-38629) filed on March 11, 2024.
3.1	Sixth Amended and Restated Bylaws of Equitrans Midstream Corporation.	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-38629) filed on April 24, 2024.
4.1	Indenture, dated as of February 26, 2024, by and between EQM Midstream Partners, LP and U.S. Bank Trust Company, National Association, as trustee.	Incorporated herein by reference to Exhibit 4.1 to Form 8-K (#001-38629) filed on February 26, 2024.
10.1**	Form of Key Talent Award Notice, dated March 11, 2024.	Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-38629) filed on March 11, 2024.
10.2	Purchase Agreement, dated February 21, 2024, by and among EQM Midstream Partners, LP, Equitrans Midstream Corporation (for certain limited purposes) and Wells Fargo Securities, LLC, as representative of the several initial purchasers named on Schedule 1 thereto.	Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-38629) filed on February 22, 2024.
10.3	Fifth Amendment to Third Amended and Restated Credit Agreement, dated as of February 15, 2024, by and among EQM Midstream Partners, LP, the lender parties thereto and Wells Fargo Bank, National Association, as administrative agent	Incorporated herein by reference to Exhibit 10.1(f) to Form 10-K (#001-38629) for the year ended December 31, 2023.
10.4**	First Amendment to Confidentiality, Non-Solicitation and Non-Competition Agreement, effective as of January 1, 2024, by and between Equitrans Midstream Corporation and Nathan P. Tetlow.	Incorporated herein by reference to Exhibit 10.16(b) to Form 10-K (#001-38629) for the year ended December 31, 2023.
10.5**	First Amendment to Confidentiality, Non-Solicitation and Non-Competition Agreement, effective as of January 1, 2024, by and between Equitrans Midstream Corporation and Justin S. Macken.	Incorporated herein by reference to Exhibit 10.17(b) to Form 10-K (#001-38629) for the year ended December 31, 2023.
10.6**	Equitrans Midstream Corporation 2024 Performance Share Unit Program.	Incorporated herein by reference to Exhibit 10.45 to Form 10-K (#001-38629) for the year ended December 31, 2023.
10.7**	Form of Participant Award Agreement under 2024 Performance Share Unit Program.	Incorporated herein by reference to Exhibit 10.46 to Form 10-K (#001-38629) for the year ended December 31, 2023.
10.8**	Form of Equitrans Midstream Corporation Restricted Stock Award Agreement (2024 Awards).	Incorporated herein by reference to Exhibit 10.47 to Form 10-K (#001-38629) for the year ended December 31, 2023.
10.9**	Equitrans Midstream Corporation 2024 Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-38629) filed on April 24, 2024.
10.10#	Letter Agreement, dated as of December 5, 2023, by and among EQM Gathering Opco, LLC, EQT Corporation, EQT Production Company, Rice Drilling B LLC, and EQT Energy, LLC.	Filed herewith as Exhibit 10.10.
10.11#	Letter Agreement, dated as of April 9, 2024, by and among EQM Gathering Opco, LLC, EQT Corporation, EQT Production Company, Rice Drilling B LLC, and EQT Energy, LLC.	Filed herewith as Exhibit 10.11.
10.12#	Letter Agreement, dated as of April 9, 2024, by and among EQM Gathering Opco, LLC, EQT Corporation, EQT Production Company, Rice Drilling B LLC, and EQT Energy, LLC.	Filed herewith as Exhibit 10.12.

19.1	Equitrans Midstream Corporation Corporate Stock Trading Policy, effective February 7, 2024, and related Addendum for Section 16 Reporting Officers and Directors.	Incorporated herein by reference to Exhibit 19.1 to Form 10-K (#001-38629) for the year ended December 31, 2023.
31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith as Exhibit 31.1.
31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith as Exhibit 31.2.
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Furnished herewith as Exhibit 32.
101	Inline Interactive Data File.	Filed herewith as Exhibit 101.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith as Exhibit 104.

* Annexes, schedules and certain exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted annexes, schedules and exhibits upon request by the SEC.

# Certain portions of the exhibits that are not material and is of the type Equitrans Midstream treats as confidential have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. Copies of the unredacted exhibits will be furnished to the SEC upon request.

**Management contract and compensatory arrangement in which any director or any named executive officer participates.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equitrans Midstream Corporation
(Registrant)

By:	/s/ Kirk R. Oliver
Kirk R. Oliver
Executive Vice President and Chief Financial Officer

Date:  April 30, 2024