Form 10-Q
period 2024-06-30
Equitrans Midstream Corp
filed 2024-07-19
CIK 1747009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes  ☐  No  ☒
The number of shares of common stock outstanding (in thousands), as of July 18, 2024: 435,013

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
EEP project – designed to provide north-to-south capacity on the mainline Equitrans, L.P. system, including primarily for deliveries to the MVP, providing capacity of approximately 600 MMcf per day and offering access to several markets through interconnects with Texas Eastern Transmission, Eastern Gas Transmission and Columbia Gas Transmission.
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
gas – natural gas.
Hammerhead pipeline – a 1.6 Bcf per day gathering header pipeline that is primarily designed to connect natural gas produced in Pennsylvania and West Virginia to the MVP, Texas Eastern Transmission and Eastern Gas Transmission.
Minimum volume commitments (MVC or MVCs) – contracts for gathering or water services that obligate the customer to pay for a fixed amount of volumes daily, monthly, annually or over the life of the contract.
Mountain Valley Pipeline (MVP) – a 303-mile, 42-inch diameter natural gas interstate pipeline with a targeted capacity of 2.0 Bcf per day that spans from the Company's existing transmission and storage system in Wetzel County, West Virginia to Pittsylvania County, Virginia, providing access to the growing Southeast demand markets.
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

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
EQUITRANS MIDSTREAM CORPORATION
Statements of Consolidated Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Thousands, except per share amounts)
Operating revenues	$361,595	$318,469	$725,869	$694,806
Operating expenses:
Operating and maintenance	48,006	45,767	93,234	88,629
Selling, general and administrative	45,653	56,932	89,982	89,554
Transaction costs	2,011	—	7,695	—
Depreciation	73,188	70,031	144,860	139,435
Amortization of intangible assets	16,205	16,205	32,410	32,410
Total operating expenses	185,063	188,935	368,181	350,028
Operating income	176,532	129,534	357,688	344,778
Equity income (a)	18,814	23,686	91,819	23,808
Other income (expense), net	3,602	19,809	(374)	11,707
Net interest expense	(120,129)	(103,644)	(239,025)	(208,601)
Income before income taxes	78,819	69,385	210,108	171,692
Income tax expense (benefit)	7,105	465	26,505	(3,319)
Net income	71,714	68,920	183,603	175,011
Net income attributable to noncontrolling interest	1,325	1,675	4,215	6,084
Net income attributable to Equitrans Midstream	70,389	67,245	179,388	168,927
Preferred dividends	20,516	14,628	35,144	29,256
Net income attributable to Equitrans Midstream common shareholders	$49,873	$52,617	$144,244	$139,671

Earnings per share of common stock attributable to Equitrans Midstream common shareholders - basic	$0.11	$0.12	$0.33	$0.32
Earnings per share of common stock attributable to Equitrans Midstream common shareholders - diluted	$0.11	$0.12	$0.33	$0.32

Weighted average common shares outstanding - basic	434,606	433,961	434,551	433,834
Weighted average common shares outstanding - diluted	441,771	435,476	441,238	434,640

Statement of comprehensive income:
Net income	$71,714	$68,920	$183,603	$175,011
Other comprehensive income, net of tax:
Pension and other post-retirement benefits liability adjustment, net of tax expense of $6, $7, $12, and $14	20	22	40	44
Other comprehensive income	20	22	40	44
Comprehensive income	71,734	68,942	183,643	175,055
Less: Comprehensive income attributable to noncontrolling interest	1,325	1,675	4,215	6,084
Less: Comprehensive income attributable to preferred dividends	20,516	14,628	35,144	29,256
Comprehensive income attributable to Equitrans Midstream common shareholders	$49,893	$52,639	$144,284	$139,715

Dividends declared per common share	$0.15	$0.15	$0.30	$0.30
(a)Represents equity income from Mountain Valley Pipeline, LLC (the MVP Joint Venture). See Note 5.

The accompanying notes are an integral part of these consolidated financial statements.

EQUITRANS MIDSTREAM CORPORATION
Statements of Consolidated Cash Flows (Unaudited)

	Six Months Ended June 30,
	2024	2023
	(Thousands)
Cash flows from operating activities:
Net income	$183,603	$175,011
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	144,860	139,435
Amortization of intangible assets	32,410	32,410
Deferred income tax expense (benefit)	24,455	(6,457)
Equity income (a)	(91,819)	(23,808)
Other expense (income), net	778	(11,323)
Non-cash long-term compensation expense	11,466	26,166
Changes in other assets and liabilities:
Accounts receivable	28,283	42,120
Accounts payable	(5,274)	(12,474)
Accrued interest	12,461	(2,386)
Deferred revenue	118,020	157,783
Other assets and other liabilities	(22,681)	6,797
Net cash provided by operating activities	436,562	523,274
Cash flows from investing activities:
Capital expenditures	(172,036)	(171,940)
Capital contributions to the MVP Joint Venture	(558,286)	(70,533)
Principal payments received on the Preferred Interest (defined in Note 7)	3,080	2,878
Net cash used in investing activities	(727,242)	(239,595)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	545,000	215,000
Payments on revolving credit facility borrowings	(790,000)	(180,000)
Proceeds from the issuance of long-term debt	600,000	—
Debt discounts, debt issuance costs and credit facility arrangement fees	(10,206)	(60)
Payment for retirement of long-term debt	—	(98,941)
Dividends paid to common shareholders	(130,099)	(129,941)
Dividends paid to holders of Equitrans Midstream Preferred Shares	(29,256)	(29,256)
Distributions paid to noncontrolling interest	(10,960)	(20,000)
Other items	(797)	(1,307)
Net cash provided by (used in) financing activities	173,682	(244,505)

Net change in cash and cash equivalents	(116,998)	39,174
Cash and cash equivalents at beginning of period	258,877	67,898
Cash and cash equivalents at end of period	$141,879	$107,072

Cash paid during the period for:
Interest, net of amount capitalized	$222,726	$208,269
Income taxes, net	$14,989	$550
(a)Represents equity income from the MVP Joint Venture. See Note 5.
The accompanying notes are an integral part of these consolidated financial statements.

EQUITRANS MIDSTREAM CORPORATION
Consolidated Balance Sheets (Unaudited)

	June 30, 2024	December 31, 2023
	(Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$141,879	$258,877
Accounts receivable (net of allowance for credit losses of $10,611 and $6,429 as of June 30, 2024 and December 31, 2023, respectively)	237,752	258,264
Other current assets	71,339	78,356
Total current assets	450,970	595,497

Property, plant and equipment	9,920,776	9,745,298
Less: accumulated depreciation	(1,895,901)	(1,752,914)
Net property, plant and equipment	8,024,875	7,992,384

Investment in unconsolidated entity (a)	2,375,313	1,832,282
Goodwill	486,698	486,698
Net intangible assets	489,724	522,133
Other assets	292,893	280,432
Total assets	$12,120,473	$11,709,426

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$299,962	$299,731
Accounts payable	60,822	60,884
Capital contributions payable to the MVP Joint Venture	73,916	181,051
Accrued interest	146,791	134,330
Accrued liabilities	80,845	106,870
Total current liabilities	662,336	782,866

Long-term liabilities:
Revolving credit facility borrowings	985,000	1,230,000
Long-term debt	6,643,220	6,046,709
Contract liability	1,414,183	1,296,039
Deferred income taxes	38,543	4,718
Regulatory and other long-term liabilities	173,860	160,977
Total liabilities	9,917,142	9,521,309

Mezzanine equity:
Equitrans Midstream Preferred Shares, 30,018 shares issued and outstanding as of June 30, 2024 and December 31, 2023	687,730	681,842

Shareholders' equity:
Common stock, no par value, 435,013 and 433,505 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	3,983,145	3,977,149
Retained deficit	(2,922,171)	(2,932,206)
Accumulated other comprehensive loss	(1,232)	(1,272)
Total common shareholders' equity	1,059,742	1,043,671
Noncontrolling interest	455,859	462,604
Total shareholders' equity	1,515,601	1,506,275
Total liabilities, mezzanine equity and shareholders' equity	$12,120,473	$11,709,426
(a)Represents investment in the MVP Joint Venture. See Note 5.
The accompanying notes are an integral part of these consolidated financial statements.

EQUITRANS MIDSTREAM CORPORATION
Statements of Consolidated Shareholders' Equity and Mezzanine Equity (Unaudited)

							Mezzanine
							Equity
				Accumulated			Equitrans
	Common Stock			Other			Midstream
	Shares	No	Retained	Comprehensive	Noncontrolling	Total	Preferred
	Outstanding	Par Value	Deficit	Loss	Interest	Equity	Shares
	(Thousands, except per share amounts)
Balance at January 1, 2023	432,781	$3,974,127	$(3,053,590)	$(1,332)	$479,399	$1,398,604	$681,842
Other comprehensive income (net of tax):
Net income	—	—	87,054	—	4,409	91,463	14,628
Pension and other post-retirement benefits liability adjustment, net of tax expense of $7	—	—	—	22	—	22	—
Dividends on common shares ($0.15 per share)	—	—	(65,121)	—	—	(65,121)	—
Share-based compensation plans, net	402	3,050	—	—	—	3,050	—
Distributions paid to noncontrolling interest in Eureka Midstream Holdings, LLC	—	—	—	—	(8,000)	(8,000)	—
Dividends paid to holders of Equitrans Midstream Preferred Shares ($0.4873 per share)	—	—	—	—	—	—	(14,628)
Balance at March 31, 2023	433,183	$3,977,177	$(3,031,657)	$(1,310)	$475,808	$1,420,018	$681,842
Other comprehensive income (net of tax):
Net income	—	—	52,617	—	1,675	54,292	14,628
Pension and other post-retirement benefits liability adjustment, net of tax expense of $7	—	—	—	22	—	22	—
Dividends on common shares ($0.15 per share)	—	—	(68,227)	—	—	(68,227)	—
Share-based compensation plans, net	78	23,853	—	—	—	23,853	—
Distributions paid to noncontrolling interest in Eureka Midstream Holdings, LLC	—	—	—	—	(12,000)	(12,000)	—
Dividends paid to holders of Equitrans Midstream Preferred Shares ($0.4873 per share)	—	—	—	—	—	—	(14,628)
Balance at June 30, 2023	433,261	$4,001,030	$(3,047,267)	$(1,288)	$465,483	$1,417,958	$681,842

							Mezzanine
							Equity
				Accumulated			Equitrans
	Common Stock			Other			Midstream
	Shares	No	Retained	Comprehensive	Noncontrolling	Total	Preferred
	Outstanding	Par Value	Deficit	Loss	Interest	Equity	Shares
	(Thousands, except per share amounts)
Balance at January 1, 2024	433,505	$3,977,149	$(2,932,206)	$(1,272)	$462,604	$1,506,275	$681,842
Other comprehensive income (net of tax):
Net income	—	—	94,371	—	2,890	97,261	14,628
Pension and other post-retirement benefits liability adjustment, net of tax expense of $6	—	—	—	20	—	20	—
Dividends on common shares ($0.15 per share)	—	—	(66,656)	—	—	(66,656)	—
Share-based compensation plans, net	156	5,425	—	—	—	5,425	—
Distributions paid to noncontrolling interest in Eureka Midstream Holdings, LLC	—	—	—	—	(8,000)	(8,000)	—
Dividends paid to holders of Equitrans Midstream Preferred Shares ($0.4873 per share)	—	—	—	—	—	—	(14,628)
Balance at March 31, 2024	433,661	$3,982,574	$(2,904,491)	$(1,252)	$457,494	$1,534,325	$681,842
Other comprehensive income (net of tax):
Net income	—	—	49,873	—	1,325	51,198	20,516
Pension and other post-retirement benefits liability adjustment, net of tax expense of $6	—	—	—	20	—	20	—
Dividends on common shares ($0.15 per share)	—	—	(67,553)	—	—	(67,553)	—
Share-based compensation plans, net	1,352	571	—	—	—	571	—
Distributions paid to noncontrolling interest in Eureka Midstream Holdings, LLC	—	—	—	—	(2,960)	(2,960)	—
Dividends paid to holders of Equitrans Midstream Preferred Shares ($0.4873 per share)	—	—	—	—	—	—	(14,628)
Balance at June 30, 2024	435,013	$3,983,145	$(2,922,171)	$(1,232)	$455,859	$1,515,601	$687,730
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited consolidated financial statements include all adjustments (consisting of only normal, recurring adjustments, unless otherwise disclosed in this Quarterly Report on Form 10-Q) necessary for a fair presentation of the financial position of the Company as of June 30, 2024, the results of its operations, and equity for the three and six months ended June 30, 2024 and 2023 and its cash flows for the six months ended June 30, 2024 and 2023. The consolidated balance sheet at December 31, 2023 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2023, which includes all disclosures required by GAAP.
Due to, among other things, the seasonal nature of the Company's utility customer contracts, as well as producers’ well completion activities and varying needs for fresh and produced water (which are primarily driven by horizontal lateral lengths and the number of completion stages per well), the interim statements for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
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

The EQT Transaction is expected to close on July 22, 2024, taking into account, as of the filing of this Quarterly Report on Form 10-Q, the satisfaction in accordance with the terms and conditions of the Merger Agreement of various conditions to closing under the Merger Agreement, including, among others: (i) approval of the Merger Agreement and the Mergers by a majority of the votes cast by holders of Equitrans Midstream common stock and Equitrans Midstream Preferred Shares, with such Equitrans Midstream Preferred Shares treated as Equitrans Midstream common stock on an as-converted basis, voting together as a single class, (ii) approval of the issuance of EQT Shares in connection with the Mergers by a majority of votes cast at a special meeting of holders of EQT Shares, (iii) expiration or termination of (a) all waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the HSR Act) and (b) any commitment to, or agreement with, any governmental entity to delay the consummation of, or not to consummate the transactions contemplated by the Merger Agreement, and (iv) the MVP Joint Venture receiving authorization of the Federal Energy Regulatory Commission (FERC) to place the Mountain Valley Pipeline (MVP) in-service.

The Company recorded approximately $2.0 million and $7.7 million in expenses related to the EQT Transaction during the three and six months ended June 30, 2024, respectively, primarily related to advisor, legal and other transaction-related fees, which are included in transaction costs on the Company's statements of consolidated comprehensive income.

Equitrans Midstream Preferred Shares Redemption. On June 25, 2024, Parent delivered to the Company a written election exercising Parent’s right under the Merger Agreement to cause the Company to purchase and redeem, prior to the Effective Time, all issued and outstanding Equitrans Midstream Preferred Shares in accordance the Company’s Second Amended and Restated Articles of Incorporation. The Company has no obligation to purchase and redeem the Equitrans Midstream Preferred Shares in accordance with the Merger Agreement unless Parent has deposited with the paying agent for such redemption sufficient funds to effect such purchase and redemption, and the deposit of such funds and any instructions and authority to pay such funds to holders of the Equitrans Midstream Preferred Shares in the redemption has occurred at least one hour prior to the consummation of the proposed EQT Transaction. In the event the EQT Transaction will not be consummated, the redemption will not be effected. Subject to the foregoing, the Company expects the purchase and redemption to occur on July 22, 2024 prior to the consummation of the EQT Transaction (or such later date as may be contemplated by virtue of the timing of the consummation of the EQT Transaction).

The Equitrans Midstream Preferred Shares are presented as temporary equity in the mezzanine equity section of the Company’s consolidated balance sheets. As the Equitrans Midstream Preferred Shares were not redeemable or probable of becoming redeemable as of June 30, 2024, adjustment to the carrying amount is not necessary and would only be required if the Equitrans Midstream Preferred Shares are redeemed in accordance with the events described above.

3.    Financial Information by Business Segment
The Company reports its operations in three segments that reflect its three lines of business of Gathering, Transmission and Water, which reflects the manner in which management evaluates the business for making operating decisions and assessing performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Thousands)
Revenues from customers:
Gathering (a)	$230,006	$210,194	$454,646	$420,946
Transmission (a)	104,584	92,540	221,478	231,446
Water	27,005	15,735	49,745	42,414
Total operating revenues	$361,595	$318,469	$725,869	$694,806
Operating income:
Gathering	$110,689	$81,020	$215,748	$185,314
Transmission	59,514	48,451	136,596	147,373
Water	8,686	530	13,674	12,903
Headquarters (b)	(2,357)	(467)	(8,330)	(812)
Total operating income	$176,532	$129,534	$357,688	$344,778

Reconciliation of operating income to net income:
Equity income (c)	$18,814	$23,686	$91,819	$23,808
Other income (expense), net (d)	3,602	19,809	(374)	11,707
Net interest expense	(120,129)	(103,644)	(239,025)	(208,601)
Income tax expense (benefit)	7,105	465	26,505	(3,319)
Net income	$71,714	$68,920	$183,603	$175,011
(a)For the six months ended June 30, 2023, volumetric-based fee revenues associated with Gathering and Transmission included one-time contract buyouts by a customer for approximately $5.0 million and $23.8 million, respectively.
(b)Includes transaction costs and other certain unallocated corporate expenses.
(c)Equity income is included in the Transmission segment.
(d)Includes unrealized gains (losses) on derivative instruments recorded in the Gathering segment.

	June 30, 2024	December 31, 2023
	(Thousands)
Segment assets:
Gathering	$7,575,061	$7,612,820
Transmission (a)	3,918,128	3,369,718
Water	236,853	217,225
Total operating segments	11,730,042	11,199,763
Headquarters, including cash	390,431	509,663
Total assets	$12,120,473	$11,709,426
(a)The equity method investment in the MVP Joint Venture is included in the Transmission segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Thousands)
Depreciation:
Gathering	$50,850	$49,387	$101,002	$98,736
Transmission	15,123	13,904	29,506	27,792
Water	7,111	6,511	14,145	12,374
Headquarters	104	229	207	533
Total	$73,188	$70,031	$144,860	$139,435
Capital expenditures:
Gathering (a)	$65,996	$71,893	$120,252	$131,606
Transmission (b)	16,431	14,375	34,135	23,564
Water	4,987	11,148	15,034	22,224
Total (c)	$87,414	$97,416	$169,421	$177,394
(a)Includes capital expenditures related to the noncontrolling interest in Eureka Midstream Holdings, LLC (Eureka Midstream) of approximately $5.0 million and $10.0 million for the three and six months ended June 30, 2024, respectively, and $5.0 million and $8.2 million for the three and six months ended June 30, 2023, respectively.
(b)Transmission capital expenditures do not include aggregate capital contributions made to the MVP Joint Venture of approximately $135.4 million and $558.3 million for the three and six months ended June 30, 2024, respectively, and $36.0 million and $70.5 million for the three and six months ended June 30, 2023, respectively.
(c)The Company accrues capital expenditures when the work has been completed but the associated bills have not yet been paid. Accrued capital expenditures are excluded from the statements of consolidated cash flows until they are paid. The net impact of non-cash capital expenditures, including the effect of accrued capital expenditures, transfers to/from inventory as assets are completed/assigned to a project and capitalized share-based compensation costs, was $(0.3) million and $2.6 million for the three and six months ended June 30, 2024, respectively, and $(1.1) million and $(5.5) million for the three and six months ended June 30, 2023, respectively.
4.    Revenue from Contracts with Customers
For the three and six months ended June 30, 2024 and 2023, substantially all revenues recognized on the Company's statements of consolidated comprehensive income were from contracts with customers. As of June 30, 2024 and December 31, 2023, all receivables recorded on the Company's consolidated balance sheets represented performance obligations that have been satisfied and for which an unconditional right to consideration exists.
Summary of disaggregated revenues. The tables below provide disaggregated revenue information by business segment.

	Three Months Ended June 30, 2024
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues (a)	$147,498	$86,688	$12,110	$246,296
Volumetric-based fee revenues	82,508	17,896	14,895	115,299
Total operating revenues	$230,006	$104,584	$27,005	$361,595

	Three Months Ended June 30, 2023
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues (a)	$141,737	$82,247	$9,389	$233,373
Volumetric-based fee revenues	68,457	10,293	6,346	85,096
Total operating revenues	$210,194	$92,540	$15,735	$318,469

	Six Months Ended June 30, 2024
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues (a)	$283,174	$187,011	$21,485	$491,670
Volumetric-based fee revenues	171,472	34,467	28,260	234,199
Total operating revenues	$454,646	$221,478	$49,745	$725,869

	Six Months Ended June 30, 2023
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues (a)	$281,808	$183,969	$18,764	$484,541
Volumetric-based fee revenues (b)	139,138	47,477	23,650	210,265
Total operating revenues	$420,946	$231,446	$42,414	$694,806

(a) Firm reservation fee revenues associated with Gathering included MVC unbilled revenues of approximately $3.2 million and $9.1 million for the three and six months ended June 30, 2024, respectively, and $2.4 million and $5.7 million for the three and six months ended June 30, 2023, respectively.
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

The following table presents changes in the Company's contract assets balance:

	Six Months Ended June 30,
	2024	2023
	(Thousands)
Balance as of beginning of period	$11,123	$27,493
Revenue recognized in excess of amounts invoiced (a)	10,851	5,680
Minimum volume commitments invoiced (b)	(7,833)	(23,558)
Amortization (c)	(379)	(329)
Balance as of end of period	$13,762	$9,286
(a)Includes revenues associated with MVCs that are included in revenues within the Gathering and Water segments.
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
The following table presents changes in the Company's contract liability balances:

	Six Months Ended June 30,
	2024	2023
	(Thousands)
Balance as of beginning of period	$1,301,100	$973,087
Amounts recorded during the period (a)	123,686	165,011
Change in estimated variable consideration (b)	(1,833)	(3,392)
Amounts transferred during the period (c)	(3,833)	(3,835)
Balance as of end of period	$1,419,120	$1,130,871
(a)Includes deferred billed revenue during the six months ended June 30, 2024 and 2023 primarily associated with the EQT Global GGA.
(b)For the six months ended June 30, 2024 and 2023, the change in estimated variable consideration represents the decrease in total deferred revenue due to changes in MVP in-service timing assumptions.
(c)Deferred revenues are recognized as revenue upon satisfaction of the Company's performance obligation to the customer.
Summary of remaining performance obligations. The following table summarizes the estimated transaction price allocated to the Company's remaining performance obligations under all contracts with firm reservation fees, MVCs and/or ARCs as of June 30, 2024 that the Company will invoice or transfer from contract liabilities and recognize in future periods.

	2024(a)	2025	2026	2027	2028	Thereafter	Total
	(Thousands)
Gathering firm reservation fees	$96,368	$183,454	$173,167	$166,356	$162,664	$1,651,185	$2,433,194
Gathering revenues supported by MVCs	224,091	454,590	486,931	491,273	488,641	2,703,274	4,848,800
Transmission firm reservation fees	201,758	404,480	402,319	399,878	397,197	2,774,442	4,580,074
Water revenues supported by ARCs/MVCs	24,221	48,441	45,159	44,065	45,706	120,938	328,530
Total	$546,438	$1,090,965	$1,107,576	$1,101,572	$1,094,208	$7,249,839	$12,190,598
(a)    July 1, 2024 through December 31, 2024.
Based on total projected contractual revenues, the Company's firm gathering contracts and firm transmission and storage contracts had weighted average remaining terms of approximately 13 years and 11 years, respectively, as of June 30, 2024.
5.    Investment in Unconsolidated Entity
The MVP Joint Venture. The Company has an equity method investment in the MVP Joint Venture. The MVP Joint Venture constructed the MVP and is developing the MVP Southgate project, each discussed in more detail below. The Company maintains separate ownership interests in each of the MVP and the MVP Southgate project and is the operator of the MVP and expects to operate the MVP Southgate project.

Mountain Valley Pipeline. The MVP Joint Venture received authorization of the FERC on June 11, 2024 to place the MVP, a 303-mile natural gas interstate pipeline that spans from northern West Virginia to southern Virginia, in service and the MVP entered service and became available for interruptible or short-term firm transportation service on June 14, 2024. The Company owned a 49.0% interest in the MVP as of June 30, 2024.

MVP and MVP-related long-term firm capacity obligations commenced on July 1, 2024. Upon commencement of the MVP long-term firm capacity obligations on July 1, 2024, the MVP Joint Venture is no longer a variable interest entity of the Company because it has sufficient equity to finance its activities.

The MVP Joint Venture has continued to undertake certain restoration efforts in respect of the MVP since the in-service date and the Company is targeting a total project cost of approximately $7.9 billion (excluding allowance for funds used during construction (AFUDC) and which does not reflect general contingency). Based on such total project cost estimate, the Company's equity ownership in the MVP is expected to progressively increase from approximately 49.0% to approximately 49.2%.

Pursuant to the EQT Global GGA and given MVP full in-service occurred in 2024, MVC step ups and gathering fee rates are to be set forth in an amendment to the EQT Global GGA. The step ups and rates would become effective as of July 1, 2024 in accordance with the terms of the EQT Global GGA. The amendment, which reflects the step ups and rates assumed by the Company for purposes of the EQT Global GGA, has been negotiated, but not yet executed, with EQT as of the filing of this Quarterly Report on Form 10-Q.
The Company has a negative basis difference between the carrying value of its equity method investment and its proportionate share of MVP's net assets, which are entirely attributable to fixed assets. The basis difference is accreted over the life of the fixed assets and reflected as income in equity income on the Company's statements of consolidated comprehensive income.
In June 2024, the MVP Joint Venture issued a capital call notice for the funding of the MVP project to MVP Holdco, LLC (MVP Holdco) for $73.9 million, which was paid in July 2024. The capital contributions payable and the corresponding increase to the investment balance are reflected on the consolidated balance sheet as of June 30, 2024.
Pursuant to the MVP Joint Venture's limited liability company agreement, MVP Holdco was obligated to provide performance assurances in respect of the MVP project through in-service, which could take the form of a guarantee from EQM (provided that EQM's debt is rated as investment grade in accordance with the requirements of the MVP Joint Venture's limited liability company agreement), a letter of credit or cash collateral, in favor of the MVP Joint Venture to provide assurance as to the funding of MVP Holdco's proportionate share of the construction budget for the MVP project through in-service. On June 28, 2024, following MVP in-service, the $104.7 million letter of credit with respect to the MVP project was terminated.
The Company's ownership interest in the MVP Joint Venture related to the MVP project is significant for the three and six months ended June 30, 2024 as defined by the SEC's Regulation S-X Rule 1-02(w). Accordingly, as required by Regulation S-X Rule 3-09, the following tables summarize the condensed financial statements of the MVP Joint Venture in relation to the MVP project.
Condensed Balance Sheets

	June 30, 2024	December 31, 2023
	(Unaudited)
	(Thousands)
Current assets	$181,485	$349,417
Non-current assets	9,430,433	8,480,539
Total assets	$9,611,918	$8,829,956

Current liabilities	$218,689	$371,508
Non-current liabilities	33	—
Total liabilities	218,722	371,508
Equity	9,393,196	8,458,448
Total liabilities and equity	$9,611,918	$8,829,956

Condensed Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Unaudited)
	(Thousands)
Operating revenues	$3,723	$—	$3,723	$—
Operating expenses	(10,822)	—	(10,856)	—
AFUDC - equity	27,171	34,822	129,750	34,822
AFUDC - debt	11,644	14,923	55,604	14,923
Other interest	1,900	305	5,170	562
Net income	$33,616	$50,050	$183,391	$50,307
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
The Company is expected to operate the MVP Southgate pipeline and owned a 47.2% interest in the MVP Southgate project as of June 30, 2024. The targeted completion timing for the project is June 2028.
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
6.     Share-based Compensation Plans
In December 2021, the Company granted a special, one-time, performance award program designed to reward all employees should the Company’s most complex and strategically significant project, the MVP project, be placed in-service, subject to continued service through the applicable payment date (the MVP PSU Program). The achievement of the MVP Joint Venture being authorized by the FERC to commence service on the MVP represented a performance condition as defined by ASC 718, Share-based Compensation. During the second quarter of 2024, the MVP Joint Venture was authorized by the FERC to commence service on the MVP. As such, the performance condition of the MVP PSU Program was achieved and the award vested and was paid in Company common stock on June 28, 2024. Certain shares of the MVP PSU Program remain outstanding and are subject to continued service through the first and second anniversaries of the in-service date.
In June 2023, the performance condition associated with the MVP PSU Program awards was deemed to be probable, and the Company recognized compensation cost of approximately $16.8 million that included the cumulative catch-up of approximately $14.1 million to reflect the requisite service period of each award that had been provided to date. As of June 30, 2024, there was approximately $1.7 million of unrecognized compensation cost related to non-vested MVP PSU Program awards that is expected to be recognized over a remaining weighted average vesting term of approximately 1.4 years.

7.    Debt
Amended EQM Credit Facility. On February 15, 2024 (the Fifth Amendment Date), EQM entered into an amendment (the Fifth Amendment) to the Third Amended and Restated Credit Agreement, dated as of October 31, 2018 (as amended, supplemented or otherwise modified, the Amended EQM Credit Facility), among EQM, as borrower, Wells Fargo Bank, National Association, as the administrative agent, swing line lender and an L/C issuer, the lenders party thereto from time to time and any other persons party thereto from time to time. The Fifth Amendment, among other things, amended the financial covenant, such that the Consolidated Leverage Ratio (as defined in the Amended EQM Credit Facility) (i) as of March 31, 2024, could not exceed 6.00 to 1.00, (ii) as of June 30, 2024, could not exceed 6.25 to 1.00, (iii) as of September 30, 2024, cannot exceed 5.85 to 1.00 and (iv) as of the end of each fiscal quarter thereafter, cannot exceed 5.50 to 1.00. EQM has or, as applicable, will have aggregate commitments available under the Amended EQM Credit Facility of approximately $1.55 billion prior to April 30, 2025, and approximately $1.45 billion on and after April 30, 2025 and prior to April 30, 2026. For the avoidance of doubt, any reference to the Amended EQM Credit Facility as of any particular date shall mean the Amended EQM Credit Facility as in effect on such date.

As of June 30, 2024, EQM had $655 million of borrowings and approximately $1.0 million of letters of credit outstanding under the Amended EQM Credit Facility. As of December 31, 2023, EQM had $915 million of borrowings and approximately $105.8 million of letters of credit outstanding under the Amended EQM Credit Facility. Taking into account the maximum Consolidated Leverage Ratio applicable under the Amended EQM Credit Facility that, as of June 30, 2024, could not exceed 6.25 to 1.00, EQM had the ability to borrow approximately $0.5 billion under the Amended EQM Credit Facility as of June 30, 2024. The Company believes that its cash on hand, future cash generated from operations and future cash received from potential distributions from the MVP Joint Venture, including as a result of potential financing at the MVP Joint Venture, together with available borrowing capacity under its subsidiaries' credit facilities and its access to banking and capital markets, will provide adequate resources to fund its short-term and long-term capital, operating and financing needs.
During the three and six months ended June 30, 2024, the maximum outstanding borrowings at any time were approximately $655 million and $1,055 million, respectively, the average daily balances were approximately $545 million and $690 million, respectively, and the weighted average annual interest rate was approximately 8.3%. For the three and six months ended June 30, 2024, commitment fees of $1.2 million and $1.9 million, respectively, were paid to maintain credit availability under the Amended EQM Credit Facility. During the three and six months ended June 30, 2023, the maximum outstanding borrowings at any time were approximately $255 million and $315 million, respectively, the average daily balances were approximately $191 million and $225 million, respectively, and the weighted average annual interest rates were approximately 7.9% and 7.7%, respectively. For the three and six months ended June 30, 2023, commitment fees of $2.3 million and $4.4 million, respectively, were paid to maintain credit availability under the Amended EQM Credit Facility. As of June 30, 2024 and December 31, 2023, no term loans were outstanding under the Amended EQM Credit Facility.
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
As of June 30, 2024, and December 31, 2023, Eureka had $330 million and $315 million, respectively, of borrowings outstanding under the 2021 Eureka Credit Facility. For the three and six months ended June 30, 2024, the maximum amount of outstanding borrowings under the 2021 Eureka Credit Facility at any time were approximately $330 million, the average daily balances were approximately $330 million and $326 million, respectively, and Eureka incurred interest at a weighted average annual interest rate of approximately 8.3%. For the three and six months ended June 30, 2024, commitment fees of $0.1 million and $0.2 million, respectively, were paid to maintain credit availability under the 2021 Eureka Credit Facility. For the three and six months ended June 30, 2023, the maximum amount of outstanding borrowings under the 2021 Eureka Credit Facility at any time were approximately $315 million, the average daily balances were approximately $309 million and $303 million, respectively, and Eureka incurred interest at weighted average annual interest rates of approximately 7.7% and 7.4%, respectively. For the three and six months ended June 30, 2023, commitment fees of $0.1 million and $0.2 million, respectively, were paid to maintain credit availability under the 2021 Eureka Credit Facility.
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
2023 Senior Notes Redemption. On June 21, 2023 (the Redemption Date), EQM redeemed in full its remaining outstanding 4.75% Senior Notes due 2023 (the 2023 Notes) in the aggregate principal amount of $98.9 million, pursuant to the Indenture, dated as of August 1, 2014, by and between EQM, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. (BNYMTC), as trustee, as supplemented by that certain Third Supplemental Indenture, dated as of June 25, 2018, by and between the EQM and BNYMTC, at a redemption price equal to 100% of the principal amount of the 2023 Notes, plus accrued and unpaid interest to, but not including, the Redemption Date. Upon the redemption by EQM of the 2023 Notes, the Third Supplemental Indenture was discharged and ceased to be of further effect except as to rights thereunder. EQM utilized cash on hand to effect payment of the redemption on the Redemption Date.
As of June 30, 2024, EQM and Eureka were in compliance with all debt provisions and covenants.

8.    Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis. The Company records derivative instruments at fair value on a gross basis in its consolidated balance sheets. The Company, EQT and certain affiliates of EQT have a Gas Gathering and Compression Agreement dated February 26, 2020 (as amended, the "EQT Global GGA") which provides, among other things, for potential cash bonus payments payable by EQT to the Company during the period that began on July 1, 2024 through the calendar quarter ending December 31, 2024 (the Henry Hub cash bonus payment provision). The potential cash bonus payments are conditioned upon the quarterly average of certain Henry Hub natural gas prices exceeding certain price thresholds. The Henry Hub cash bonus payment provision is accounted for as a derivative instrument and recorded at its estimated fair value using a Monte Carlo simulation model. Significant inputs used in the fair value measurement include NYMEX Henry Hub natural gas futures prices as of the date of valuation, probability-weighted assumptions regarding MVP project completion (prior to in-service), the actual MVP in-service date, risk-free interest rates based on U.S. Treasury rates, expected volatility of NYMEX Henry Hub natural gas futures prices and an estimated credit spread of EQT. The probability-weighted assumptions regarding MVP project completion utilizing internally developed methodologies (prior to in-service), and the expected volatility of NYMEX Henry Hub natural gas futures prices, used in the valuation methodology represent significant unobservable inputs causing the Henry Hub cash bonus payment provision to be designated as a Level 3 fair value measurement. An expected average volatility of approximately 55.0% was utilized in the valuation model, which is based on market-quoted volatilities of relevant NYMEX Henry Hub natural gas forward prices.
As of June 30, 2024 and December 31, 2023, the fair values of the Henry Hub cash bonus payment provision were $23.0 million and $24.5 million, respectively, which were recorded in other current assets on the Company's consolidated balance sheets. During the three and six months ended June 30, 2024, the Company recognized a gain of $3.2 million and a loss of $1.5 million, respectively, and during the three and six months ended June 30, 2023 the Company recognized gains of $19.4 million and $10.9 million, respectively, representing the change in estimated fair value of the derivative instrument during the respective periods and are recorded in other income (expense), net on the Company's statements of consolidated comprehensive income.
Other Financial Instruments. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short maturity of the instruments. The carrying values of borrowings under the Amended EQM Credit Facility and the 2021 Eureka Credit Facility approximate fair value as the interest rates are based on prevailing market rates. As EQM's borrowings under its senior notes are not actively traded, their fair values are estimated using an income approach model that applies a discount rate based on prevailing market rates for debt with similar remaining time-to-maturity and credit risk; as such, their fair values are Level 2 fair value measurements. As of June 30, 2024 and December 31, 2023, the estimated fair values of EQM's senior notes were approximately $6,916.8 million and $6,334.3 million, respectively, and the carrying values of EQM's senior notes were approximately $6,943.2 million and $6,346.4 million, respectively. The fair value of the preferred interest that the Company has in EQT Energy Supply, LLC (EES), a subsidiary of EQT (the Preferred Interest) is a Level 3 fair value measurement and is estimated using an income approach model that applies a market-based discount rate. As of June 30, 2024, and December 31, 2023, the estimated fair values of the Preferred Interest were approximately $86.3 million and $90.7 million, respectively, and the carrying values of the Preferred Interest were approximately $85.4 million and $88.5 million, respectively.
9.    Earnings Per Share
The Company excluded 30,059 and 30,111 (in thousands) of weighted average anti-dilutive securities related to the Equitrans Midstream Preferred Shares and stock-based compensation awards from the computation of diluted weighted average common shares outstanding for the three and six months ended June 30, 2024. The Company excluded 31,125 and 32,506 (in thousands) of weighted average anti-dilutive securities related to the Equitrans Midstream Preferred Shares and stock-based compensation awards from the computation of diluted weighted average common shares outstanding for the three and six months ended June 30, 2023.
The Company grants Equitrans Midstream phantom units to non-employee directors that will be paid in Equitrans Midstream common stock upon the director's termination of service from the Company's Board of Directors. As there are no remaining service, performance or market conditions related to these awards, 901 and 871 (in thousands) Equitrans Midstream phantom units were included in the computation of basic and diluted weighted average common shares outstanding for the three and six months ended June 30, 2024, respectively and 745 and 674 (in thousands) Equitrans Midstream phantom units were included in the computation of basic and diluted weighted average common shares outstanding for the three and six months ended June 30, 2023, respectively.
10.     Income Taxes

The Company's effective tax rate was 9.0% for the three months ended June 30, 2024 compared to 0.7% for the three months ended June 30, 2023. The Company's effective tax rate was 12.6% for the six months ended June 30, 2024 compared to (1.9)% for the six months ended June 30, 2023. The Company calculates the provision for income taxes for interim periods by applying an estimate of the annual effective tax rate for the full fiscal year to "ordinary" income or loss (income (loss) before income taxes excluding unusual or infrequently occurring items) for the periods. The effective tax rate was higher for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 primarily due to the impact of changes in the valuation allowance that limit tax benefits for the Company's federal and state deferred tax assets and the impact of projected AFUDC - equity from the MVP project. The effective tax rate for the three and six months ended June 30, 2024 and for the three and six months ended June 30, 2023 was lower than the statutory rate primarily due to the impact of changes in valuation allowances that limit tax benefits for the Company’s federal and state deferred tax assets and the impact of projected AFUDC – equity from the MVP project.
For the six months ended June 30, 2024, the Company believes that it is more likely than not that a portion of the benefit from the deferred tax assets related to interest disallowance carryforward under Internal Revenue Code Section 163(j) will not be realized and accordingly, the Company maintains a valuation allowance. For the six months ended June 30, 2024, the Company recorded approximately $20.2 million in income tax benefit related to changes in valuation allowances because of increases in federal and state deferred tax liabilities that are expected to be realized against net operating losses and a portion of the interest disallowance carryforward. As of June 30, 2024 and December 31, 2023, the valuation allowances related to federal and state deferred tax assets were approximately $36.6 million and $56.8 million, respectively.

EQUITRANS MIDSTREAM CORPORATION
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of financial condition and results of operations in conjunction with the consolidated financial statements, and the notes thereto, included elsewhere in this report.
Cautionary Statements
Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Section 27A of the Securities Act of 1933, as amended (the Securities Act). Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as “aim,” “anticipate,” “approximate,” “aspire,” “assume,” “believe,” “budget,” “cause,” “continue,” “could,” “depend,” “develop,” “design,” “estimate,” “expect,” “focused,” “forecast,” “goal,” “guidance,” “impact,” “implement,” “increase,” “intend,” “lead,” “maintain,” “may,” “might,” “objective,” “opportunity,” “outlook,” “plan,” “position,” “possible,” “potential,” “predict,” “project,” “pursue,” “reduce,” “remain,” “result,” “scheduled,” “seek,” “should,” “strategy,” “strive,” “target,” “view,” “will,” or “would” and other similar words. The absence of such words or expressions does not necessarily mean the statements are not forward-looking. Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the expectations of plans, strategies, objectives, and growth and anticipated financial and operational performance of Equitrans Midstream Corporation (together with its subsidiaries, Equitrans Midstream or the Company), including the following and/or statements with respect thereto, as applicable:
•statements regarding the proposed EQT Transaction, including the ability to consummate the Mergers in the expected time frame;
•anticipated or perceived benefits of the proposed EQT Transaction;
•the timing for, and ability to effect, the redemption of the Equitrans Midstream Preferred Shares (as defined herein), if any;
•the continuance of the FERC authorization in respect of the MVP as of the closing date of the First Merger without material limitations, modifications, or conditions,
•guidance and any changes in such guidance in respect of the Company’s gathering, transmission and storage and water services revenue and volume, including the anticipated effects associated with the EQT Global GGA;
•projected and assumed revenue (including from firm reservation fees) and volumes, gathering rates, deferred revenues, expenses and contract liabilities, and the effects on liquidity, leverage, projected revenue, deferred revenue and contract liabilities associated with the EQT Global GGA and the MVP project;
•the weighted average contract life of gathering, transmission and storage contracts;
•the ultimate total cost to be incurred for the development of the MVP, inclusive of completing restoration efforts;
•the realizability of the perceived benefits of the MVP project;
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
•     the potential for the MVP, EQM's leverage, the EQT Transaction, customer credit ratings changes, defaults, acquisitions, dispositions and financings to impact EQM's credit ratings and the potential scope of any such impacts;
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
•    the effects of seasonality;
•     expected cash flows, cash flow profile (and support therefor from certain contract structures) and MVCs, including those associated with the EQT Global GGA, and the potential impacts thereon of total cost of the MVP project;
•     the Company's ability to recoup replacement and related costs;
•     statements regarding macroeconomic factors' effects on the Company's business, including future commodity prices, the impact of MVP in-service on commodity prices or natural gas volumes in the Appalachian Basin, and takeaway capacity constraints in the Appalachian Basin;
•     beliefs regarding future decisions of customers in respect of production growth, curtailing natural gas production, timing of turning wells in line, rig and completion activity and related impacts on the Company's business, and the effect, if any, on such future decisions of MVP in-service, as well as the potential for increased volumes to flow to the Company's gathering and transmission system to supply the MVP following in-service;
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
•     the MVP Joint Venture's ability to raise project-level debt and timing thereof, and the anticipated proceeds that the Company expects to receive therefrom;
•     the ability of the MVP Joint Venture to attain sufficient emission reduction credits pursuant to commercial arrangements to realize its objectives at the time it entered into such arrangements and any potential pursuit, other than through such commercial arrangements, or execution of emission mitigation in respect of the MVP;
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

The forward-looking statements included in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company has based these forward-looking statements on management's current expectations and assumptions about future events. While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, judicial, construction and other risks and uncertainties, many of which are difficult to predict and are beyond the Company's control, including, as it pertains to the EQT Global GGA and certain assumed MVC step ups and gathering fee rates thereunder, the risk that an amendment to the EQT Global GGA required to implement such step ups and rates will not be executed in the form negotiated with EQT and, as it pertains to the MVP project and its total cost and ongoing operation and ability to mitigate emissions, risks and uncertainties such as, as applicable, the physical restoration scope and conditions, including steep slopes, weather which could affect restoration and operation, including the amount and severity of pipeline slips, testing, continued crew availability during restoration efforts, ability to enter into unit-based contractor arrangements and certain environmental mitigation agreements and meet workforce draw down plans, productivity ultimately realized, contractor and subcontractor costs and timing of related invoices received or revised, including for completed work, assumptions related to, and the realizability of, bids provided and/or claims which could be made by or against contractors, including relating to materials or subcontractors, project opposition, the maintenance of any necessary authorizations and permits, the availability of upstream and downstream infrastructure relative to MVP, and the performance of a contractual counterparty in generating certain emission reduction credits to be purchased by the MVP Joint Venture and factors, such as that performance, which may affect future determinations of the MVP Joint Venture as to the potential pursuit of any other emission mitigation. The risks and uncertainties that may affect the operations, performance and results of the Company's business and forward-looking statements include, but are not limited to, those set forth under Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, as updated by subsequent Quarterly Reports on Form 10-Q, including this Quarterly Report on Form 10-Q, as applicable.
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

Executive Overview
Net income attributable to Equitrans Midstream common shareholders was $49.9 million, $0.11 per diluted share, for the three months ended June 30, 2024 compared to $52.6 million, $0.12 per diluted share, for the three months ended June 30, 2023. The decrease resulted primarily from higher net interest expense, lower other income and higher income tax expense, partially offset by higher operating revenues.
Net income attributable to Equitrans Midstream common shareholders was $144.2 million, $0.33 per diluted share, for the six months ended June 30, 2024 compared to $139.7 million, $0.32 per diluted share, for the six months ended June 30, 2023. The increase resulted primarily from higher equity income and higher operating revenues, partially offset by higher net interest expense, higher income tax expense, lower other income and higher operating expenses.
Proposed Acquisition by EQT Corporation. On March 10, 2024, we entered into a definitive agreement to be acquired by EQT. The EQT Transaction is expected to close on July 22, 2024 taking into account, as of the filing of this Quarterly Report on Form 10-Q, the satisfaction in accordance with the terms and conditions of the Merger Agreement of various conditions to closing under the Merger Agreement, including, among others: (i) approval of the Merger Agreement and the Mergers by a majority of the votes cast by holders of Equitrans Midstream common stock and Equitrans Midstream Preferred Shares, with such Equitrans Midstream Preferred Shares treated as Equitrans Midstream common stock on an as-converted basis, voting together as a single class, (ii) approval of the issuance of EQT Shares in connection with the Mergers by a majority of votes cast at a special meeting of holders of EQT Shares, (iii) expiration or termination of (a) all waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the HSR Act) and (b) any commitment to, or agreement with, any governmental entity to delay the consummation of, or not to consummate the transactions contemplated by the Merger Agreement, and (iv) the MVP Joint Venture receiving authorization of the FERC to place the MVP in-service. The Company recorded approximately $2.0 million and $7.7 million in expenses related to the EQT Transaction during the three and six months ended June 30, 2024, respectively, primarily related to advisor, legal and other transaction-related fees.
On June 25, 2024, Parent delivered to the Company a written election exercising Parent’s right under the Merger Agreement to cause the Company to purchase and redeem, prior to the Effective Time, all issued and outstanding Equitrans Midstream Preferred Shares in accordance the Company’s Second Amended and Restated Articles of Incorporation. The Company has no obligation to purchase and redeem the Equitrans Midstream Preferred Shares in accordance with the Merger Agreement unless Parent has deposited with the paying agent for such redemption sufficient funds to effect such purchase and redemption, and the deposit of such funds and any instructions and authority to pay such funds to holders of the Equitrans Midstream Preferred Shares in the redemption has occurred at least one hour prior to the consummation of the proposed EQT Transaction. In the event the EQT Transaction will not be consummated, the redemption will not be effected. Subject to the foregoing, the Company expects the purchase and redemption to occur on July 22, 2024 prior to the consummation of the EQT Transaction (or such later date as may be contemplated by virtue of the timing of the consummation of the EQT Transaction).
Mountain Valley Pipeline and Related Long-Term Firm Capacity. After receiving FERC authorization on June 11, 2024, MVP entered service on June 14, 2024 and became available for interruptible or short-term firm transportation service. MVP and MVP-related long-term firm capacity obligations commenced on July 1, 2024.

The MVP Joint Venture has continued to undertake certain restoration efforts in respect of the MVP since the in-service date. However, project costs were adversely affected by certain factors, including primarily unexpectedly high bids received from contractors for certain restoration work, overall restoration productivity relative to expectations, and unexpected subcontractor costs invoiced for now-completed boring work. Given these costs, the overall declining scope of work as restoration efforts continue, and the Company’s views of other relevant factors, the Company is targeting a total project cost of approximately $7.9 billion (excluding AFUDC). While such targeted total project cost incorporates certain forecasted factors such as potential changes in restoration scope, it does not reflect general contingency for factors which also could affect the total project cost realized, such as weather, unexpected contractor costs and other factors outlined in the "Cautionary Statements" section of this Quarterly Report on Form 10-Q.

The MVP Joint Venture has secured a total of 2.0 Bcf per day of firm capacity commitments at 20-year terms. Additional shippers have expressed interest in the MVP project and the MVP Joint Venture is evaluating an expansion opportunity that could add approximately 0.5 Bcf per day of capacity through the installation of incremental compression. Through June 30, 2024, the Company had funded approximately $4.0 billion to the MVP Joint Venture for the MVP project. Based on the total project cost estimate of approximately $7.9 billion (excluding AFUDC), the Company’s equity ownership in the MVP project is expected to progressively increase from approximately 49.0% to approximately 49.2%.

Additionally, EQT's long-term firm capacity commitments for the Hammerhead pipeline commenced on July 1, 2024. Interruptible volumes from the Company's Hammerhead Gathering agreement with EQT continued up to the full commercial in-service date of the Hammerhead pipeline of July 1, 2024, when EQT's firm commitments commenced. The 20-year term firm transportation agreements for 550 MMcf per day of capacity on the EEP project commenced on July 1, 2024.

Pursuant to the EQT Global GGA and given MVP full in-service occurred in 2024, MVC step ups and gathering fee rates are to be set forth in an amendment to the EQT Global GGA. The step ups and rates would become effective as of July 1, 2024 in accordance with the terms of the EQT Global GGA. The amendment, which reflects the step ups and rates assumed by the Company for purposes of the EQT Global GGA, has been negotiated, but not yet executed, with EQT as of the filing of this Quarterly Report on Form 10-Q.

Forward Looking Statements. Any discussion included in this management discussion and analysis regarding the Company’s expectations, and any other expectations, such as relating to the MVP, refers to the expectations of the Company and its management at the time of filing this Quarterly Report on Form 10-Q with respect to the Company as a stand-alone company. Following the expected closing of the EQT Transaction on July 22, 2024, these expectations may no longer reflect the plans or expectations of the Company (or its successor) as a wholly owned subsidiary of EQT.
Business Segment Results
Operating segments are revenue-producing components of an enterprise for which separate financial information is produced internally and is subject to evaluation by the chief operating decision maker in deciding how to allocate resources. Headquarters costs consist primarily of transaction costs and other certain unallocated corporate expenses, as applicable. Net interest expense, loss on extinguishment of debt, components of other income (expense), net and income tax expense (benefit) are managed on a consolidated basis. The Company has presented each segment's operating income, other income (expense), net, equity income and various operational measures, as applicable, in the following sections. Management believes that the presentation of this information is useful to management and investors regarding the financial condition, results of operations and trends and uncertainties of its segments. The Company has reconciled each segment's operating income to the Company's consolidated operating income and net income in Note 3.
Gathering Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
	(Thousands, except per day amounts)
FINANCIAL DATA
Firm reservation fee revenues (a)	$147,498	$141,737	4.1	$283,174	$281,808	0.5
Volumetric-based fee revenues (b)	82,508	68,457	20.5	171,472	139,138	23.2
Total operating revenues	230,006	210,194	9.4	454,646	420,946	8.0
Operating expenses:
Operating and maintenance	25,500	25,136	1.4	50,260	46,532	8.0
Selling, general and administrative	26,762	38,446	(30.4)	55,226	57,954	(4.7)
Depreciation	50,850	49,387	3.0	101,002	98,736	2.3
Amortization of intangible assets	16,205	16,205	—	32,410	32,410	—
Total operating expenses	119,317	129,174	(7.6)	238,898	235,632	1.4
Operating income	$110,689	$81,020	36.6	$215,748	$185,314	16.4

Other income (expense), net (c)	$3,203	$19,416	(83.5)	$(1,469)	$10,922	(113.4)

OPERATIONAL DATA
Gathered volumes (BBtu per day)
Firm capacity (d)	4,681	5,273	(11.2)	4,729	5,283	(10.5)
Volumetric-based services	2,387	2,147	11.2	2,495	2,118	17.8
Total gathered volumes	7,068	7,420	(4.7)	7,224	7,401	(2.4)

Capital expenditures (e)	$65,996	$71,893	(8.2)	$120,252	$131,606	(8.6)

(a)For the three and six months ended June 30, 2024, firm reservation fee revenues included approximately $3.2 million and $9.1 million, respectively, of MVC unbilled revenues. For the three and six months ended June 30, 2023, firm reservation fee revenues included approximately $2.4 million and $5.7 million, respectively, of MVC unbilled revenues.
(b)For the six months ended June 30, 2023, volumetric-based fee revenues included a one-time contract buyout by a customer for approximately $5.0 million.
(c)Other income (expense), net includes the unrealized gains (losses) on derivative instruments associated with the Henry Hub cash bonus payment provision. See Note 8 for further information on the Henry Hub cash bonus payment provision.
(d)Includes volumes up to the contractual MVC under agreements structured with MVCs. Volumes in excess of the contractual MVC are reported under volumetric-based services.
(e)Includes approximately $5.0 million and $10.0 million of capital expenditures related to the noncontrolling interest in Eureka Midstream for the three and six months ended June 30, 2024, respectively, and includes approximately $5.0 million and $8.2 million of capital expenditures related to the noncontrolling interest in Eureka Midstream for the three and six months ended June 30, 2023, respectively.
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Gathering operating revenues increased by $19.8 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Volumetric-based fee revenues increased by $14.0 million primarily due to higher gathered volumes that previously were subject to MVC revenues. Firm reservation fee revenues increased by $5.8 million primarily due to new customer agreements and higher effective rates, partly offset by the aforementioned change in volumetric-based fee revenues caused by the expiration of MVCs under a certain customer contract.
Gathering operating expenses decreased by $9.9 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Selling, general and administrative expenses decreased by $11.7 million primarily due to personnel costs associated with the MVP PSU Program, including a cumulative catch-up, during the three months ended June 30, 2023, partially offset by an increased reserve for bad debt expense. Depreciation expense increased by $1.5 million as a result of additional assets placed in-service.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Gathering operating revenues increased by $33.7 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Volumetric-based fee revenues increased by $32.3 million primarily due to higher gathered volumes that previously were subject to MVC revenues and gathered volumes on Hammerhead of approximately $11.1 million. Firm reservation fee revenues increased by $1.4 million primarily due to new customer agreements and higher effective rates, partially offset by the aforementioned change in volumetric-based fee revenues caused by the expiration of MVCs under a certain customer contract.
Gathering operating expenses increased by $3.3 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Operating and maintenance expenses increased by $3.7 million primarily due to higher repairs and maintenance costs and higher personnel costs. Depreciation expense increased $2.3 million as a result of additional assets placed in-service. Selling, general and administrative expenses decreased by $2.7 million primarily due to personnel costs associated with the MVP PSU Program, including a cumulative catch-up, during the six months ended June 30, 2023, partially offset by higher legal fees, higher professional fees and an increased reserve for bad debt expense.
See "EQT Global GGA" in Part I, “Item 1. Business” in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 for discussion of the EQT Global GGA, and the transactions related thereto, including periodic gathering MVC fee step downs. Firm reservation fee revenues under the Company’s Hammerhead gathering agreement with EQT are expected to contribute to an increase in the Company’s firm reservation fee revenues following achievement of the Hammerhead pipeline full commercial in-service which was achieved in conjunction with full MVP in-service. However, the percentage of the Company's operating revenues that are generated by firm reservation fees may vary year to year depending on various factors, including customer volumes and the rates realizable under the Company’s contracts, including the EQT Global GGA. See also "Cautionary Statements," and "Commodity Price Risk" in Part I, "Item 3. Quantitative and Qualitative Disclosures About Market Risk" of this Quarterly Report on Form 10-Q for additional information on factors that could affect the Company's operating revenues, including the Company's perceived risk that producers could curtail production further in 2024.

Transmission Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
	(Thousands, except per day amounts)
FINANCIAL DATA
Firm reservation fee revenues	$86,688	$82,247	5.4	$187,011	$183,969	1.7
Volumetric-based fee revenues (a)	17,896	10,293	73.9	34,467	47,477	(27.4)
Total operating revenues	104,584	92,540	13.0	221,478	231,446	(4.3)
Operating expenses:
Operating and maintenance	13,411	14,356	(6.6)	25,164	28,746	(12.5)
Selling, general and administrative	16,536	15,829	4.5	30,212	27,535	9.7
Depreciation	15,123	13,904	8.8	29,506	27,792	6.2
Total operating expenses	45,070	44,089	2.2	84,882	84,073	1.0
Operating income	$59,514	$48,451	22.8	$136,596	$147,373	(7.3)

Equity income	$18,814	$23,686	(20.6)	$91,819	$23,808	285.7

OPERATIONAL DATA
Transmission pipeline throughput (BBtu per day)
Firm capacity (b)	3,325	3,212	3.5	3,347	3,278	2.1
Interruptible capacity	53	26	103.8	51	15	240.0
Total transmission pipeline throughput	3,378	3,238	4.3	3,398	3,293	3.2

Average contracted firm transmission reservation commitments (BBtu per day)	3,839	3,542	8.4	3,998	3,890	2.8

Capital expenditures (c)	$16,431	$14,375	14.3	$34,135	$23,564	44.9
(a)For the six months ended June 30, 2023, volumetric-based fee revenues included a one-time contract buyout by a customer for approximately $23.8 million.
(b)Firm capacity includes volumes associated with firm capacity contracts including volumes in excess of firm capacity.
(c)Transmission capital expenditures do not include aggregate capital contributions made to the MVP Joint Venture of approximately $135.4 million and $558.3 million for the three and six months ended June 30, 2024, respectively, and approximately $36.0 million and $70.5 million for the three and six months ended June 30, 2023, respectively.
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Transmission operating revenues increased by $12.0 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Firm reservation fee revenues increased $4.4 million primarily due to new capacity contracts associated with the OVC expansion project that was placed in-service during the second quarter of 2024. Volumetric-based fee revenues increased $7.6 million primarily as a result of higher effective rates and increased throughput volumes.
Operating expenses increased by $1.0 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. Depreciation expense increased $1.2 million as a result of additional assets placed in-service. Selling, general and administrative expense increased $0.7 million primarily due to an increased reserve for bad debt expense and higher professional fees, partially offset by personnel costs associated with the MVP PSU Program, including a cumulative catch-up, during the three months ended June 30, 2023. Operating and maintenance expense decreased $0.9 million due to expenses associated with the Rager Mountain natural gas storage field incident incurred in the second quarter of 2023 and lower personnel costs, partially offset by higher repairs and maintenance expense.
Equity income decreased by $4.9 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 due to the decrease in the MVP Joint Venture's AFUDC on the MVP project resulting from the achievement of MVP full in-service in June 2024.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Transmission operating revenues decreased by $10.0 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Firm reservation fee revenues increased $3.0 million primarily due to new capacity contracts associated with the OVC expansion project that was placed in-service during the second quarter of 2024. Volumetric-based fee revenues decreased $13.0 million primarily as a result of a one-time contract buyout by a customer of approximately $23.8 million incurred during the six months ended June 30, 2023, partially offset by higher effective rates and increased throughput volumes.
Operating expenses increased by $0.8 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. Operating and maintenance expense decreased $3.6 million primarily due to expenses associated with the Rager Mountain natural gas storage field incident incurred during the six months ended June 30, 2023, partially offset by higher repairs and maintenance costs. Selling, general and administrative expenses increased by $2.7 million primarily due to higher legal fees and an increased reserve for bad debt expense, partially offset by personnel costs associated with the MVP PSU Program, including a cumulative catch-up, during the six months ended June 30, 2023.
Equity income increased $68.0 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, respectively, due to the increase in the MVP Joint Venture's AFUDC on the MVP project resulting from the growth construction activities in 2024 prior to the achievement of MVP full in-service. Given achievement of MVP full in-service in June 2024, the Company's equity income will be primarily derived from 20-year firm reservation contracts for the MVP project.
Water Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
	(Thousands, except MMgal amounts)
FINANCIAL DATA
Firm reservation fee revenues	$12,110	$9,389	29.0	$21,485	$18,764	14.5
Volumetric-based fee revenues	14,895	6,346	134.7	28,260	23,650	19.5
Total operating revenues	27,005	15,735	71.6	49,745	42,414	17.3
Operating expenses:
Operating and maintenance	9,059	6,254	44.9	17,752	13,299	33.5
Selling, general and administrative	2,149	2,440	(11.9)	4,174	3,838	8.8
Depreciation	7,111	6,511	9.2	14,145	12,374	14.3
Total operating expenses	18,319	15,205	20.5	36,071	29,511	22.2
Operating income	$8,686	$530	1538.9	$13,674	$12,903	6.0

OPERATIONAL DATA
Water services volumes (MMgal)
Firm capacity (a)	131	114	14.9	258	222	16.2
Volumetric-based services	274	168	63.1	556	519	7.1
Total water volumes	405	282	43.6	814	741	9.9

Capital expenditures	$4,987	$11,148	(55.3)	$15,034	$22,224	(32.4)
(a)    Includes volumes up to the contractual MVC under agreements structured with MVCs or ARCs, as applicable. Volumes in excess of the contractual MVC are reported under volumetric-based services.

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Water operating revenues increased by $11.3 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily as a result of increased volumetric-based fee revenues from higher volumes and higher firm reservation fee revenues due to a new MVC contract.
Water operating expenses increased by $3.1 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Operating and maintenance expense increased $2.8 million due to higher purchased water costs as a result of increased activity and mixed-use water storage expenses related to a storage facility placed in-service during 2023.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Water operating revenues increased by $7.3 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 as a result of increased volumetric-based fee revenues primarily from higher volumes and higher firm reservation fee revenues due to a new MVC contract.
Water operating expenses increased by $6.6 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Operating and maintenance expense increased $4.5 million due to higher mixed-use water storage expenses related to a storage facility placed in-service during 2023 and higher purchased water costs as a result of increased activity. Depreciation expense increased $1.8 million due to additional assets placed in-service.
The Company’s volumetric-based water services are directly associated with producers’ well completion activities and fresh and produced water needs (which are primarily driven by horizontal lateral lengths and the number of completion stages per well). Therefore, the Water volumetric operating results traditionally fluctuate from year-to-year in response to producers’ well completion activities.
Other Income Statement Items
Other Income (Expense), Net
Other income (expense), net decreased by $16.2 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease was primarily attributable to a $3.2 million unrealized gain on derivative instruments during the three months ended June 30, 2024, as compared to a $19.4 million unrealized gain on derivative instruments during the three months ended June 30, 2023, primarily due to probability-weighted assumptions regarding MVP project completion (prior to in-service) associated with the Henry Hub cash bonus payment provision and changes in NYMEX Henry Hub natural gas futures prices.
Other income (expense), net decreased by $12.1 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease was primarily due to a $1.5 million unrealized loss on derivative instruments during the six months ended June 30, 2024, as compared to a $10.9 million unrealized gain on derivative instruments during the six months ended June 30, 2023, primarily attributable to probability-weighted assumptions regarding MVP project completion (prior to in-service) associated with the Henry Hub cash bonus payment provision and changes in NYMEX Henry Hub natural gas futures prices.
See also Note 8 for a discussion of factors affecting the estimated fair value of the derivative asset attributable to the Henry Hub cash bonus payment provision that is recognized in other income (expense), net on the Company's statements of consolidated comprehensive income.
Net Interest Expense
Net interest expense increased by $16.5 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to increased borrowings and interest rates under the revolving credit facilities and interest on the 2024 Senior Notes issued in February 2024, partially offset by the redemption of the 2023 Notes effected in June 2023.
Net interest expense increased by $30.4 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to increased borrowings and interest rates under the revolving credit facilities and interest on the 2024 Senior Notes issued in February 2024, partially offset by the redemption of the 2023 Notes effected in June 2023.
See Note 7 for a discussion of certain of the Company's outstanding debt.
Income Tax Expense (Benefit)

See Note 10 for an explanation of the changes in income tax expense for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023.
Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest decreased by $0.4 million and $1.9 million for the three and six months ended June 30, 2024, respectively, compared to the three and six months ended June 30, 2023, primarily as a result of lower net income on Eureka Midstream.
Capital Expenditures
See "Investing Activities" and "Capital Requirements" under "Capital Resources and Liquidity" for a discussion of capital expenditures and capital contributions.
Capital Resources and Liquidity
The Company's liquidity requirements are to finance its operations, its capital expenditures, strategic transactions and capital contributions to joint ventures, including the MVP Joint Venture, to pay distributions, when declared and to satisfy any indebtedness obligations. Additionally, the Company or its affiliates may, at any time and from time to time, seek to retire or purchase outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as the Company may determine, and will depend on prevailing market conditions, the Company's other liquidity requirements, contractual restrictions and other factors and the amounts involved may be material. The Company's ability to meet these liquidity requirements depends on the Company's cash flow from operations, the continued ability of the Company to borrow under its subsidiaries' credit facilities and the ability to raise capital in banking and capital markets. We believe that our cash on hand, future cash generated from operations and future cash received from potential distributions from the MVP Joint Venture, including as a result of potential financing at the MVP Joint Venture, together with available borrowing capacity under our subsidiaries' credit facilities and our access to banking and capital markets, will provide adequate resources to fund our short-term and long-term capital, operating and financing needs. However, cash flow, available borrowing capacity and capital raising activities may be affected by prevailing economic conditions in the natural gas industry and other financial and business factors, including factors discussed in Part I, “Item 1A. Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (for example, see “If we, our subsidiaries or our joint ventures are unable to obtain needed capital or financing on satisfactory terms, our ability to execute our business strategy and pay dividends to our shareholders may be diminished. Additionally, financing transactions may increase our financial leverage or could cause dilution to our shareholders.”) and factors discussed in Part II, “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q, some of which are beyond the Company's control. The Company's available sources of liquidity include cash from operations, cash on hand, borrowings under its subsidiaries' revolving credit facilities and issuances of additional debt. Taking into account the maximum Consolidated Leverage Ratio applicable under the Amended EQM Credit Facility that, as of June 30, 2024, could not exceed 6.25 to 1.00, EQM had the ability to borrow approximately $0.5 billion under the Amended EQM Credit Facility as of June 30, 2024. See Note 7 to the consolidated financial statements for further information regarding the Amended EQM Credit Facility. See also "Our subsidiaries’ significant indebtedness, and any future indebtedness, as well as the restrictions under our subsidiaries’ debt agreements, could adversely affect our operating flexibility, business, financial condition, results of operations, liquidity and ability to pay dividends to our shareholders." included in Part I, "Item 1A. Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
See “Security Ratings” below for a discussion of EQM’s credit ratings during 2024. Based on EQM's credit rating levels, EQM was obligated to deliver credit support to the MVP Joint Venture in the form of a letter of credit for the MVP project. On June 28, 2024, the $104.7 million letter of credit with respect to the MVP project was terminated, following MVP project in-service. See "A further downgrade of EQM’s credit ratings could impact our liquidity, access to capital, and costs of doing business." included in Part I, "Item 1A. Risk Factors" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The following table is a summary of the cash flows by activity for the six months ended June 30, 2024 and 2023, respectively.

	Six Months Ended June 30,
	2024	2023
	(Thousands)
Cash flows
Net cash provided by operating activities	$436,562	$523,274
Net cash used in investing activities	(727,242)	(239,595)
Net cash provided by (used in) financing activities	173,682	(244,505)
Net decrease in cash and cash equivalents	$(116,998)	$39,174
Operating Activities
Net cash flows provided by operating activities decreased approximately $86.7 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The decrease was primarily due to higher interest and tax payments and the timing of other working capital payments and receipts.
Investing Activities
Net cash flows used in investing activities increased by approximately $487.6 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The increase was primarily due to higher capital contributions to the MVP Joint Venture. See “Capital Requirements” below for a discussion of forecasted 2024 capital contributions to the MVP Joint Venture.
Financing Activities
Net cash flows provided by (used in) financing activities increased by $418.2 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. For the six months ended June 30, 2024, the primary sources of financing cash flows were proceeds from the issuance of the 2024 Senior Notes and borrowings under the revolving credit facilities, while the primary uses of financing cash flows were repayments on borrowings under the revolving credit facilities, payments of dividends to shareholders and distributions paid to noncontrolling interest. For the six months ended June 30, 2023, the primary uses of financing cash flows were the payments of dividends to shareholders, repayments on borrowings under the revolving credit facilities, the redemption of the 2023 Notes and distributions paid to noncontrolling interest, while the primary source of financing cash flows were borrowings under the revolving credit facilities.
Capital Requirements
The gathering, transmission and storage and water services businesses are capital intensive, requiring significant investment to develop new facilities and to maintain and upgrade existing operations.
During the six months ended June 30, 2024, the Company invested approximately $120.3 million in gathering projects (inclusive of capital expenditures related to the noncontrolling interest in Eureka Midstream) primarily for projects related to infrastructure expansion and optimization in core development areas in the Marcellus and Utica Shales in southwestern Pennsylvania, southeastern Ohio and northern West Virginia for EQT, Range Resources Corporation and other producers. During the six months ended June 30, 2024, the Company invested approximately $34.1 million in transmission projects primarily for the Company's Ohio Valley Connector expansion project and approximately $15.0 million in its water infrastructure primarily to continue to construct the initial mixed-use water system buildout.
Given the Company's targeted total MVP project cost of approximately $7.9 billion (excluding AFUDC) as discussed under “Executive Overview – Mountain Valley Pipeline and Related Long-Term Firm Capacity” above, the Company expects to make total capital contributions to the MVP Joint Venture in 2024 of approximately $750 million. Capital contributions payable to the MVP Joint Venture are accrued upon the issuance of a capital call by the MVP Joint Venture. The Company's short-term and long-term capital investments may vary significantly from period to period based on the available investment opportunities, the timing of projects, and maintenance needs. The Company expects to fund short-term and long-term capital expenditures and capital contributions primarily through cash on hand, future cash generated from operations and future cash received from potential distributions from the MVP Joint Venture, including as a result of potential financing at the MVP Joint Venture, together with available borrowing capacity under its subsidiaries' credit facilities and its access to banking and capital markets.

Credit Facility Borrowings
See Note 7 for a discussion of the Amended EQM Credit Facility and the 2021 Eureka Credit Facility.
Security Ratings
The table below sets forth the credit ratings for EQM's debt instruments at June 30, 2024.

EQM Senior Notes
Rating Service	Rating	Outlook
Moody's	Ba3	N/A
S&P	BB-	N/A
Fitch	BB	N/A

In light of the proposed EQT Transaction, on March 11, 2024, Moody's placed EQM's credit rating on Review for Upgrade and on March 12, 2024, S&P placed EQM’s credit rating on Credit Watch Developing, which, on June 12, 2024, was revised to Watch Positive given anticipated MVP in-service and the pending EQT Transaction. On February 21, 2024, Fitch removed the Rating Watch Positive and assigned a Stable Outlook for EQM as a result of the then-proposed 2024 Senior Notes offering and subsequently, on March 13, 2024, in light of the proposed EQT Transaction, Fitch placed EQM's credit rating on Rating Watch Positive. EQM's credit ratings are subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. The Company cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a credit rating agency if, in its judgment, circumstances so warrant. If any credit rating agency downgrades or withdraws EQM's ratings, the Company's access to the capital markets could become more challenging, borrowing costs will likely increase, the Company may, depending on contractual provisions in effect at such time, be required to provide additional credit assurances (the amount of which may be substantial) and the potential pool of investors and funding sources may decrease. In order to be considered investment grade, a company must be rated Baa3 or higher by Moody's, BBB- or higher by S&P, or BBB- or higher by Fitch. All of EQM's credit ratings are considered non-investment grade.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Except for Commodity Price Risk described below, information about market risks for the six months ended June 30, 2024, does not differ materially from that discussed under Part II, "Item 7A." of the Company's Annual Report on Form 10-K for the year ended December 31, 2023, as updated for the six months ended June 30, 2024.

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
Lower natural gas prices, particularly in the Appalachian region, have caused, and may in the future cause, producers such as EQT to determine to take actions to slow production growth and/or maintain flat or reduce production, which when effected by our producer customers limits growth in and reduces the demand for, and usage of, our services. For instance, on March 4, 2024, EQT in response to the low natural gas price environment announced its curtailment of approximately one Bcf per day of its gross production, a significant portion of which curtailment was realized on the Company's systems beginning in late February 2024. On April 23, 2024, EQT announced it assumed curtailments of approximately one Bcf per day of its operated production to continue through May 2024 and acknowledged the potential for future curtailments depending on market conditions. Based on the forward price strip as of July 18, 2024 and the curtailments realized on the Company's systems in the first half of 2024, the Company perceives risk that EQT and/or other producers could curtail production further in 2024 or maintain at flat levels, which, depending on the nature and duration of any such curtailment and systems affected thereby, could have a significant negative effect on the demand for our services, our volumetric-based fee revenue, and therefore our results of operations, and any such maintenance may limit growth associated with our assets. See also “Decreases or a lack of growth in production of natural gas in our areas of operation, whether as a result of regional takeaway constraints, producer corporate capital allocation strategies, lower regional natural gas prices, natural well decline, and/or other factors, have adversely affected, and in the future could adversely affect, our business and operating results and reduce our cash available to pay cash dividends to our shareholders.”, "The lack of diversification of our assets and geographic locations could adversely affect us." and “We generate a substantial majority of our revenues from EQT. Therefore, we are subject to the business and liquidity risks of EQT, and any decrease in EQT's drilling or completion activity (or significant production curtailments) or a shift in such activity away from our assets could adversely affect our business and operating results.”, each included in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
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
Many of the Company’s customers, including EQT, have entered into long-term firm reservation gathering, transmission and water services contracts or contracts with MVCs or ARCs, as applicable, on the Company's systems and approximately 68% of the Company's operating revenues for the six months ended June 30, 2024 was generated by firm reservation fee revenues. The Company believes that such contract structure is advantageous to its overall business, although significant declines in gas production, including through curtailments, in the Company's areas of operations would likely adversely affect the Company's results of operations, financial condition and liquidity as approximately 32% of the Company’s operating revenues for the six months ended June 30, 2024 was generated by volumetric-based fee revenues. See “Our exposure to commodity price risk may increase in the future and NYMEX Henry Hub futures prices affect the fair value, and may affect the realizability, of potential cash payments to us by EQT pursuant to the EQT Global GGA.” and “We generate a substantial majority of our revenues from EQT. Therefore, we are subject to the business and liquidity risks of EQT, and any decrease in EQT’s drilling or completion activity (or significant production curtailments) or a shift in such activity away from our assets could adversely affect our business and operating results.” included in Part I, “Item 1A. Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

While EQT has dedicated a substantial portion of its core acreage in southwestern Pennsylvania and West Virginia to the Company and has entered into long-term firm gathering and transmission contracts and contracts with MVCs on certain of the Company's systems, EQT may determine in the future that drilling or continuing to produce gas from existing wells in the Company's areas of operations is not economical above the amount to fulfill its required MVCs or otherwise further strategically determine to curtail volumes on the Company's systems. Other than with respect to its MVCs and other firm commitments under existing contracts, EQT is under no contractual obligation to continue to develop its acreage dedicated to the Company. See also "EQT Global GGA" in Part I, “Item 1. Business” in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 and Part I, "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for discussion of the EQT Global GGA.
The fair value of the Company’s derivative instruments is, in part, determined by estimates of the NYMEX Henry Hub natural gas forward price curve. A hypothetical 10% increase in NYMEX Henry Hub natural gas futures prices would increase the valuation of the Company’s derivative instruments by approximately $7.9 million, while a hypothetical 10% decrease in NYMEX Henry Hub natural gas futures prices would decrease the valuation of the Company’s derivative instruments by approximately $7.5 million. This fair value change assumes volatility based on prevailing market parameters at June 30, 2024. See Note 8 of this Quarterly Report on Form 10-Q for a discussion of the Henry Hub cash bonus payment provision.
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
Changes in Internal Control over Financial Reporting. There were no changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Environmental Proceedings
Pratt Storage Field. On October 31, 2018, a gas explosion occurred in Morgan Township, Greene County, Pennsylvania (the Incident). Following the explosion, the Pennsylvania Department of Environmental Protection (the PADEP), the Pennsylvania Public Utilities Commission and the PHMSA began investigating the Incident. In October 2019, the PADEP notified the Company that it was required to submit an investigation report pursuant to the state’s gas migration regulations due to the Incident's proximity to the Company's Pratt Storage Field assets. The Company, while disputing the applicability of the regulations, submitted a report to the PADEP in May 2020. In September 2020, the PADEP responded to the Company’s investigation report with a request for additional information. The Company responded to the September 2020 request. Over the next months the Company provided many responses to the PADEP’s continuing information requests. The PADEP issued a final report and closed its investigation and the Company does not expect further inquiry from the PADEP on this matter. On October 23, 2023, the Company received permission from the FERC to plug and abandon the well in the Pratt Storage Field that was the subject of the PADEP’s investigation of the Company. Additionally, the Company is continuing to defend in a civil litigation related to the Incident.
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
On April 4, 2024, Equitrans, L.P. and the PADEP entered into a Stipulation of Settlement, that, among other things, resulted in the PADEP deeming the December 7, 2022 orders to the Company and Equitrans, L.P. Administratively Closed. On April 4, 2024, the PADEP issued a Civil Penalty Assessment (CPA) in the amount of $764,000, of which $549,500 is reimbursement of PADEP’s expenses. This CPA closed the outstanding NOVs issued by the PADEP’s Office of Oil and Gas Management. On October 5, 2023, Equitrans, L.P. received a NOV from the PADEP’s Bureau of Air Quality Management for the release of uncontrolled hydrocarbons to the atmosphere during the Rager Mountain natural gas storage field incident. On April 8, 2024, the PADEP’s Bureau of Air Quality Management executed a Consent Assessment of Civil Penalty (CACP) that settled the associated NOV and included an agreed upon civil penalty of $350,000. Payment of this civil penalty settled the applicable matters within the October 5, 2023 NOV. The Company paid the civil penalties on April 8, 2024 and April 15, 2024, respectively.
On December 29, 2022, the PHMSA issued the Company a Notice of Proposed Safety Order that included proposed remedial requirements related to the Rager Mountain natural gas storage field incident, including, but not limited to, completing a root cause analysis. The Company addressed certain proposals in advance of an order from the agency. These efforts included conducting testing, evaluating other wells at the Rager field and hiring a third-party specialist firm to undertake a root cause analysis, and subsequently on May 26, 2023, the PHMSA issued a consent order to the Company incorporating the terms of a consent agreement between the parties, which, among other things, required the completion of a root cause analysis and a remedial work plan, and specified that the Company may not resume injection operations at the Rager Mountain facility until authorized by the PHMSA. In August 2023, the Company submitted a root cause analysis to the PHMSA in accordance with the consent order and later submitted a remedial work plan and, following completion of all actions in its remedial work plan, an injection plan to the PHMSA seeking authority to resume injections at Rager Mountain using all wells except three, which remain disconnected. On October 2, 2023, the PHMSA approved the Company’s injection plan. The Company began injections at Rager Mountain on October 5, 2023, subject to certain pressure restrictions and other requirements specified in the consent agreement between the PHMSA and the Company. On November 16, 2023, the PHMSA issued a letter to the Company approving the Company’s request to remove all pressure restrictions at the Rager Mountain facility. On May 30, 2024, the PHMSA approved resuming operations for one of the three remaining wells, which remains disconnected. The Company plans to continue working with the PHMSA, pursuant to the consent order, regarding the remaining two wells.
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
MVP Matters
•Challenges to FERC Certificate, D.C. Circuit. Multiple parties have sought judicial review of the FERC’s order issuing a certificate of public convenience and necessity to the MVP Joint Venture and/or the exercise by the MVP Joint Venture of eminent domain authority. On February 19, 2019, the D.C. Circuit issued an order rejecting multiple consolidated petitions seeking direct review of the FERC order under the Natural Gas Act of 1938, as amended (NGA) and certain challenges to the exercise by the MVP Joint Venture of eminent domain authority in Appalachian Voices, et al. v. FERC, et al., consolidated under Case No. 17-1271. No petitions for rehearing or petitions for rehearing en banc were filed by the April 5, 2019 deadline. The mandate was issued on April 17, 2019. Another group of parties filed a complaint in the U.S. District Court for the District of Columbia asserting that the FERC’s order issuing certificates is unlawful on constitutional and other grounds in Bold Alliance, et al. v. FERC, et al., Case No. 17-1822. The district court plaintiffs sought declaratory relief as well as an injunction preventing the MVP Joint Venture from developing its project or exercising eminent domain authority. In December 2017 and January 2018, the FERC and the MVP Joint Venture, respectively, moved to dismiss the petitions for lack of subject matter jurisdiction. The court granted the motion and dismissed plaintiffs’ complaint on September 28, 2018. On October 26, 2018, plaintiffs appealed the decision in Case No. 17-1822 to the D.C. Circuit in Bold Alliance, et al. v. FERC, et al., Case No. 18-5322. On December 3, 2018, the FERC, as appellee, filed a joint motion with the appellants to hold Case No. 18-5322 in abeyance pending completion of the appeals of the final agency orders related to the MVP certificate in consolidated Case No. 17-1271 and Atlantic Coast Pipeline’s (ACP) certificate. The MVP Joint Venture filed a motion to dismiss the case as to some of the plaintiffs. On February 15, 2019, the D.C. Circuit entered an order holding this appeal in abeyance pending rulings on the appeals from the ACP and MVP FERC proceedings. The ACP petitioners on November 16, 2022, filed a joint motion for voluntary dismissal of all petitions for review pertaining to ACP, except for the Bold Alliance proceeding. The court granted the motion on November 17, 2022. On January 5, 2023, the D.C. Circuit entered an order holding the Bold Alliance proceeding in abeyance pending further order of the court and requiring the parties to file motions to govern future proceedings within 60 days of the U.S. Supreme Court disposition of the petition for writ of certiorari in Bohon et al. v. FERC et al., discussed below. On April 19, 2024, the appellants filed a motion to voluntarily dismiss their appeal. On May 1, 2024, the D.C. Circuit granted that motion and issued its mandate.
Similarly, another group of parties filed a complaint in the U.S. District Court for the District of Columbia in Bohon et al. v. FERC et al., Case No. 20-00006, asserting that the delegation of authority to the FERC under the NGA violates the nondelegation doctrine and separation-of-powers principle of the U.S. Constitution. The MVP Joint Venture and the FERC filed motions to dismiss which were granted by the court. On July 6, 2020, the landowners filed a notice of appeal to the D.C. Circuit in Case No. 20-5203. On November 30, 2020, appellants asked the D.C. Circuit to overturn the decision of the lower court. The D.C. Circuit issued an order on September 15, 2021 denying appellants’ motion for summary reversal of the decision of the lower court and supplemental briefing was completed as of October 6, 2021. On June 21, 2022, the D.C. Circuit upheld the lower court’s decision to dismiss the lawsuit. On September 15, 2022, the petitioners filed a petition for writ of certiorari with the U.S. Supreme Court. The FERC and the MVP Joint Venture filed responses to the petition in November 2022. On April 24, 2023, the U.S. Supreme Court granted the petition for certiorari, vacated the judgment, and remanded the case to the D.C. Circuit for further consideration in light of the U.S. Supreme Court’s April 14, 2023 opinion in Axon Enterprises, Inc. v. FTC. The D.C. Circuit subsequently issued an order authorizing, among other things, the parties to address in their supplemental briefing the implications of Section 324 of the Fiscal Responsibility Act of 2023 in addition to Axon. On October 24, 2023, the D.C. Circuit denied a stay motion filed by the petitioners. The parties filed their respective supplemental briefs on November 13, 2023. On November 26, 2023, the petitioners filed in the U.S. Supreme Court an “emergency” motion for an injunction requesting a judicial injunction on, or access to, the petitioners’ three properties pending resolution of their underlying claims in the Bohon matter. On December 5, 2023, Chief Justice John Roberts denied the application, without calling for a response from the MVP Joint Venture or the federal government. On February 13, 2024, the D.C. Circuit affirmed and reinstated its June 21, 2022 judgment upholding the lower court's decision to dismiss the lawsuit. On March 22, 2024, the petitioners filed a petition for writ of certiorari with the U.S. Supreme Court requesting a review of the D.C. Circuit’s decision. On May 20, 2024, the U.S. Supreme Court denied the petition.
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
On March 10, 2024, we entered into a Merger Agreement with EQT. See Part I, Item 1. Notes to Condensed Consolidated Financial Statements (Unaudited) - Note 2. Proposed EQT Transaction of this Quarterly Report on Form 10-Q. There have been no material changes from the risk factors described in the proxy statement on Schedule 14A relating to the Mergers filed with the SEC on June 5, 2024 (the "Merger Proxy Statement") other than the satisfaction or waiver as of the filing date of this Quarterly Report on Form 10-Q of conditions to closing of the proposed EQT Transaction and that in connection with the Merger Agreement and the transactions contemplated thereby, three complaints have been filed by purported Equitrans shareholders against Equitrans, EQT, and/or members of Equitrans’ board of directors in New York and Pennsylvania state courts. The shareholder actions seek, among other things, injunctive relief preventing the consummation of the Merger, unspecified damages and attorneys’ fees. On July 16, 2024, a preliminary injunction sought by the plaintiff in the shareholder action in Pennsylvania state court was denied.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
The following table sets forth the Company's repurchases of equity securities registered under Section 12 of the Exchange Act that occurred during the three months ended June 30, 2024:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 2024 (April 1 - April 30)	—	$—	—	$—
May 2024 (May 1 - May 31)	—	—	—	—
June 2024 (June 1 - June 30)	—	—	—	—
Total	—	$—	—	$—
(a)Reflects shares withheld by the Company to pay taxes upon vesting of restricted stock.
Item 5. Other Information
During the three months ended June 30, 2024, no director or officer of the Company subject to Section 16 of the Exchange Act adopted, terminated or modified a ‘Rule 10b5-1 trading arrangement’ or ‘non-Rule 10b5-1 trading arrangement,’ as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Document Description	Method of Filing
3.1	Sixth Amended and Restated Bylaws of Equitrans Midstream Corporation.	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-38629) filed on April 24, 2024.
10.1*	Equitrans Midstream Corporation 2024 Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-38629) filed on April 24, 2024.
10.2#	Letter Agreement, dated as of April 9, 2024, by and among EQM Gathering Opco, LLC, EQT Corporation, EQT Production Company, Rice Drilling B LLC, and EQT Energy, LLC.	Incorporated herein by reference as Exhibit 10.11 to Form 10-Q (#001-38629) for the period ended March 31, 2024.
10.3#	Letter Agreement, dated as of April 9, 2024, by and among EQM Gathering Opco, LLC, EQT Corporation, EQT Production Company, Rice Drilling B LLC, and EQT Energy, LLC.	Incorporated herein by reference to Exhibit 10.12 to Form 10Q (#001-38629) for the period ended March 31, 2024.
10.4#	Letter Agreement, dated as of April 23, 2024, by and among EQM Gathering Opco, LLC, EQT Corporation, EQT Production Company, Rice Drilling B LLC, and EQT Energy, LLC	Filed herewith as Exhibit 10.4.
10.5#	Letter Agreement, dated as of May 23, 2024, by and among EQM Gathering Opco, LLC, EQT Corporation, EQT Production Company, Rice Drilling B LLC, and EQT Energy, LLC.	Filed herewith as Exhibit 10.5.
10.6#	Amended and Restated Letter Agreement, dated as of June 7, 2024, by and among EQM Gathering Opco, LLC, EQT Corporation, EQT Production Company, Rice Drilling B LLC, and EQT Energy, LLC.	Filed herewith as Exhibit 10.6.
31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith as Exhibit 31.1.
31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith as Exhibit 31.2.
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Furnished herewith as Exhibit 32.
101	Inline Interactive Data File.	Filed herewith as Exhibit 101.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith as Exhibit 104.

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

Date:  July 19, 2024